Form 10-Q
period 2015-03-31
HTG MOLECULAR DIAGNOSTICS, INC
filed 2015-06-08
CIK 1169987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-37369

HTG Molecular Diagnostics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-0912294
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3430 E. Global Loop Tucson, AZ	85706
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 289-2615

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 1, 2015, the registrant had 6,826,041 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HTG Molecular Diagnostics, Inc.

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$1,564,244	$3,613,392
Accounts receivable, net	852,285	801,125
Inventory, net allowance of $76,194 at March 31, 2015 and $54,269 at December 31, 2014	2,095,486	1,685,814
Prepaid expenses and other	122,149	112,035
Total current assets	4,634,164	6,212,366

Deferred financing and offering costs	1,742,707	1,369,281

Property and equipment:
Office equipment	417,664	414,424
Leasehold improvements	236,999	234,602
Laboratory and manufacturing equipment	2,331,857	2,009,818
Field equipment	228,124	286,044
Software	140,248	140,248
	3,354,892	3,085,136
Less accumulated depreciation and amortization	(2,065,424)	(1,938,537)
Property and equipment, net	1,289,468	1,146,599
Total assets	$7,666,339	$8,728,246

HTG Molecular Diagnostics, Inc.

Condensed Balance Sheets (Continued)

(Unaudited)

	March 31,	December 31,
	2015	2014
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$878,973	$948,429
Accrued liabilities	1,692,892	1,499,750
Deferred revenue	32,015	41,248
Term loan	1,644,845	813,715
Convertible notes, less discount	2,290,178	—
Total current liabilities	6,538,903	3,303,142
Redeemable convertible preferred stock warrant liability	1,079,295	730,543
Term loan payable - non-current, net of discount	8,935,282	9,705,655
NuvoGen obligation - non-current	8,804,425	8,677,859
Other	51,069	58,380
Total liabilities	25,408,974	22,475,579
Redeemable convertible preferred stock:
Series A, $0.001 par value; $1,406,369 liquidation value; 1,292,084 shares authorized; 1,292,084 shares both issued and outstanding at March 31, 2015 and December 31, 2014	1,402,907	1,402,687
Series B, $0.001 par value; $2,104,811 liquidation value; 11,919,624 shares authorized; 6,789,712 shares both issued and outstanding at March 31, 2015 and December 31, 2014	2,099,886	2,099,310
Series C-1, $0.001 par value; $4,581,944 liquidation value; 17,530,800 shares authorized; 13,242,612 shares both issued and outstanding at March 31, 2015 and December 31, 2014	4,568,581	4,567,525
Series C-2, $0.001 par value; $2,244,343 liquidation value; 19,262,522 shares authorized; 9,948,331 shares both issued and outstanding at March 31, 2015 and December 31, 2014	2,224,957	2,223,506
Series D, $0.001 par value; $68,604,412 liquidation value; 237,031,908 shares authorized; 139,529,173 shares both issued and outstanding at March 31, 2015 and December 31, 2014	37,787,179	37,174,666
Series E, $0.001 par value; $21,081,517 liquidation value; 185,046,445 shares authorized; 45,989,722 shares both issued and outstanding at March 31, 2015, 45,938,041 shares both issued and outstanding at December 31, 2014	8,760,524	8,454,899
Total redeemable convertible preferred stock	56,844,034	55,922,593
Commitments and Contingencies
Stockholders’ deficit:
Common stock, $0.001 par value; 600,000,000 shares authorized; 335,152 and 333,756 shares issued and outstanding, respectively, at March 31, 2015, 334,003 and 332,607 shares issued and outstanding , respectively, at December 31, 2014	334	333
Distributions in excess of capital	(2,255,166)	(1,426,556)
Treasury stock – 1,396 shares, at cost	(75,000)	(75,000)
Accumulated deficit	(72,256,837)	(68,168,703)
Total stockholders' deficit	(74,586,669)	(69,669,926)
Total liabilities and stockholders' deficit	$7,666,339	$8,728,246

See notes to the condensed financial statements (unaudited)

HTG Molecular Diagnostics, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Product	$727,438	$370,007
Service	62,292	214,850
Other	234,585	241,666
Total revenue	1,024,315	826,523
Cost of revenue	894,627	642,408
Gross margin	129,688	184,115

Operating expenses:
Selling, general and administrative	3,439,269	2,076,801
Research and development	688,214	857,483
Total operating expenses	4,127,483	2,934,284
Operating loss	(3,997,795)	(2,750,169)

Income from change in stock warrant valuation	388,960	—
Interest expense	(479,299)	(74,507)
Other expense, net	—	(2,912)
Net loss before income taxes	(4,088,134)	(2,827,588)
Income taxes	—	—
Net loss	(4,088,134)	(2,827,588)
Accretion of stock issuance costs	(24,077)	(22,481)
Accretion of Series E warrant discount	(87,470)	(51,377)
Accretion of Series D and E redeemable convertible preferred stock dividends	(798,582)	(740,637)
Net loss attributable to common stockholders	$(4,998,263)	$(3,642,083)

Net loss per share attributable to common stockholders, basic and diluted	$(14.99)	$(37.80)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	333,408	96,349

See notes to the condensed financial statements (unaudited)

HTG Molecular Diagnostics, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited)

	Redeemable Convertible Preferred Stock
	Series A		Series B		Series C-1		Series C-2		Series D		Series E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2015	1,292,084	$1,402,687	6,789,712	$2,099,310	13,242,612	$4,567,525	9,948,331	$2,223,506	139,529,173	$37,174,666	45,938,041	$8,454,899
Exercise of Series E warrants	—	—	—	—	—	—	—	—	—	—	51,681	11,312
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock issuance costs	—	220	—	576	—	1,056	—	1,451	—	12,441	—	8,333
Accretion of Series E warrant discount	—	—	—	—	—	—	—	—	—	—	—	87,470
Accretion of Series D and E redeemable convertible preferred stock dividend	—	—	—	—	—	—	—	—	—	600,072	—	198,510
Net loss	—	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2015	1,292,084	$1,402,907	6,789,712	$2,099,886	13,242,612	$4,568,581	9,948,331	$2,224,957	139,529,173	$37,787,179	45,989,722	$8,760,524

See notes to the condensed financial statements (unaudited)

	Stockholders’ Deficit
			Distributions
	Common Stock		In Excess	Treasury	Accumulated
	Shares	Amount	of Capital	Stock	Deficit	Total
Balance at January 1, 2015	332,607	$333	$(1,426,556)	$(75,000)	$(68,168,703)	$(69,669,926)
Exercise of Series E warrants	—	—	—	—	—	—
Exercise of stock options	1,149	1	4,971	—	—	4,972
Share-based compensation expense	—	—	76,548	—	—	76,548
Accretion of redeemable convertible preferred stock issuance costs	—	—	(24,077)	—	—	(24,077)
Accretion of Series E warrant discount	—	—	(87,470)	—	—	(87,470)
Accretion of Series D and E redeemable convertible preferred stock dividends	—	—	(798,582)	—	—	(798,582)
Net loss	—	—	—	—	(4,088,134)	(4,088,134)
Balance at March 31, 2015	333,756	$334	$(2,255,166)	$(75,000)	$(72,256,837)	$(74,586,669)

See notes to the condensed financial statements (unaudited)

HTG Molecular Diagnostics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(4,088,134)	$(2,827,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	151,493	119,517
Accretion of discount on NuvoGen obligation	126,566	47,500
Bad debt recovery, net	(16,146)	-
Provision for excess inventory	21,926	-
Amortization of term loan deferred financing costs	3,508	-
Amortization of discount on term loan	36,520	-
Amortization of final payment premium on term loan	24,237	-
Amortization of discount on convertible notes	32,006	-
Share-based compensation	76,548	42,417
Change in redeemable convertible preferred stock warrant liability	(388,960)	-
Amortization of convertible notes financing costs	15,107	-
Gain/Loss on disposal of assets	49,341	-
Changes in operating assets and liabilities:
Accounts receivable	(35,014)	(117,818)
Inventory	(431,598)	(106,524)
Prepaid expenses and other	(10,114)	(96,165)
Accounts payable	(69,456)	(223,288)
Accrued liabilities	83,393	(445,476)
Accrued interest	13,151	-
Deferred revenue	(9,233)	(64,548)
Other long term liabilities	-	(112,500)
Net cash used in operating activities	(4,414,859)	(3,784,473)
Investing activities
Purchase of property and equipment	(343,703)	(126,880)
Net cash used in investing activities	(343,703)	(126,880)
Financing activities
Proceeds from exercise of stock options	4,972	-
Draws on line of credit	-	750,000
Proceeds from exercise of E warrants	7,196	-
Deferred offering costs	(219,908)	-
Deferred convertible note financing costs	(75,535)	-
Payments on equipment lease	(7,311)	-
Proceeds from sale of Series E preferred stock, net of issuance costs	-	7,415,552
Proceeds from convertible notes	3,000,000	-
Net cash provided by financing activities	2,709,414	8,165,552
Increase (decrease) in cash and cash equivalents	(2,049,148)	4,254,199
Cash and cash equivalents at beginning of year	3,613,392	1,815,288
Cash and cash equivalents at end of period	$1,564,244	$6,069,487
Noncash investing and financing activities
Accretion of preferred stock issuance costs	$24,077	$22,481
Exercise of Series E warrants	4,116	-
Accretion of Series E warrant discount	87,470	51,377
Accretion of Series D and E redeemable convertible preferred stock dividends	798,582	740,637
Accrual of deferred offering and finance costs	96,598	-
Allocation of Series E warrant convertible notes debt discount	741,828	-
Supplemental cash flow information
Cash paid for interest	233,750	$2,733

See notes to the condensed financial statements (unaudited)

HTG Molecular Diagnostics, Inc.

Notes to Unaudited Financial Statements

Note 1. Description of Business

HTG Molecular Diagnostics, Inc. (the “Company”) is a commercial stage company that developed and markets a novel technology platform to facilitate the routine use of complex molecular profiling. The Company’s HTG Edge platform, consisting of instrumentation, consumables and software analytics, is used in sample profiling applications including tumor profiling, molecular diagnostic testing and biomarker development. The Company’s HTG Edge platform automates the molecular profiling of genes and gene activity using its proprietary nuclease protection chemistry on a wide variety of biological samples. The Company derives revenue from the sale of instruments, consumables and related services.

The Company operates in one segment and its customers are primarily located in the United States. For the three months ended March 31, 2015 and 2014, approximately 4% and 32%, respectively, of the Company’s revenue was generated from sales to customers located outside of the United States.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect the accounts of the Company as of March 31, 2015.  Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements.  The accompanying interim unaudited, condensed financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and the results of its operations and cash flows, as of and for the periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2014, included in the Company’s final prospectus supplement filed with the SEC on May 6, 2015, and related to the Company’s Registration Statement on Form S-1/A (File No. 333-201313).

Reverse Stock Split

On April 27, 2015, the Company effected a one-for-107.39 reverse stock split of its common stock.  All common share and per common share information has been retroactively adjusted to reflect this reverse stock split.

Liquidity

The Company has had recurring operating losses and negative cash flows from operations since inception.  The Company completed its initial public offering (“IPO”) on May 11, 2015, in which it sold a total of 3,570,000 shares of common stock at $14.00 per share for total gross proceeds of approximately $50 million.  Additional proceeds of $1.3 million were subsequently received when an additional 90,076 shares of common stock were sold pursuant to the partial exercise by the underwriters of their over-allotment option at $14.00 per share. After underwriters’ fees and commissions and other expenses of the offering, the Company’s aggregate net proceeds were approximately $45.4 million.  The Company expects that the net proceeds from the IPO and its pre-existing cash and cash equivalents, together with interest thereon, will be sufficient to fund its operations for at least the next 12 months.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.  The Company expects to need to raise additional equity or debt capital at some point in the future until its revenue reaches a level sufficient to provide for self-sustaining cash flows.  There can be no assurance that additional equity or debt financing will be available on acceptable terms, if at all, or that our revenue will reach a level sufficient to provide for self-sustaining cash flows.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include revenue recognition, stock-based compensation expense, the value of the warrant liability, the resolution of uncertain tax positions, income tax valuation allowances, recovery of long lived assets and provisions for doubtful accounts, inventory obsolescence and inventory valuation.  Actual results could materially differ from those estimates.

Accounts Receivable, net

Accounts receivable represent valid claims against debtors and have been reported net of an allowance for doubtful accounts of $68,922 and $85,068 at March 31, 2015 and December 31, 2014, respectively.  Management reviews accounts receivable to identify where collectability may not be probable based on the specific identification method.  There was a bad debt recovery for $16,146 and $0 for the three months ended March 31, 2015 and 2014, respectively.

Fair Value of Financial Instruments

The carrying value of financial instruments classified as current assets and current liabilities approximate fair value due to their liquidity and short-term nature.  The carrying amount of the Company’s asset-secured growth capital term loan (the “Growth Term Loan”) and convertible notes were estimated using Level 3 inputs and approximates fair value since the interest rate approximates the market rate for debt securities with similar terms and risk characteristics.

Inventory, net

Inventory, consisting of raw materials and finished goods, is stated at the lower of cost (first-in, first-out) or market. The Company reserves or writes down its inventory for estimated obsolescence, or unmarketable inventory, in an amount equal to the difference between the cost of inventory and the estimated market value, based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. Inventory impairment charges establish a new cost basis for inventory and charges are not reversed subsequently to income, even if circumstances later suggest that increased carrying amounts are recoverable.

For the three months ended March 31, 2015 the Company recorded an increase in the inventory reserve of $21,926 to adjust for estimated shrinkage and obsolescence.  For the three months ended March 31, 2014 there was no change in inventory reserve balance.

During the quarter ended March 31, 2015, the Company determined that the average period of time customers use to evaluate the Company’s equipment generally ranges from 90 to 180 days and in certain circumstances the evaluation period may need to be extended beyond that period.  HTG Edge instruments at customer locations under evaluation agreements are included in finished goods inventory. Equipment that is under evaluation for purchase remains in inventory as the Company maintains title to the equipment throughout the evaluation period. If the customer has not completed the purchase of the instrument by the end of the initial evaluation period, the Company will determine whether to extend the evaluation period or have the equipment returned to the Company. However, in no case will the evaluation period exceed one year. If the customer has not purchased the equipment or entered into a reagent agreement with the Company after evaluating for one year, the cost of the equipment is written off to cost of goods sold if the customer is allowed to continue use of the equipment.

Prior to January 1, 2015, the Company recorded equipment under evaluation more than 90 days in property and equipment and has reclassified equipment with a net book value of $210,606 at December 31, 2014 under evaluation for longer than 90 days and less than one year from property and equipment to inventory.

Property and Equipment, net

Property and equipment are stated at historical cost and depreciated over their useful lives, which range from three to five years, using the straight-line method.  Leasehold improvements are amortized using the straight-line method over the lesser of the remaining lease term or the estimated useful life.  Field equipment is amortized using the straight-line method over the lesser of the period of the related reagent agreement or the estimated useful life.  Depreciation and leasehold improvement amortization expense was $151,493 and $107,830 for the three months ended March 31, 2015 and 2014, respectively.

Costs incurred in the development and installation of software for internal use are expensed or capitalized, depending on whether they are incurred in the preliminary project stage (expensed), application development stage (capitalized), or post-implementation stage (expensed).  Amounts capitalized following project completion are amortized on a straight-line basis over the useful life of the developed asset, which is generally three years.  In addition to the amounts above, amortization expense for capitalized software costs was $0 and $ 11,687 for the three months ended March 31, 2015 and 2014, respectively.

Stock Issuance Costs

Certain costs incurred in connection with the issuance of the Company’s Redeemable Convertible Preferred Stock (the “Preferred Stock”) have been deferred and are being accreted.  Stock issuance costs are accreted to distributions in excess of capital using the effective interest method.  Accretion was $24,077 and $22,481 for the three months ended March 31, 2015 and 2014, respectively.

Deferred Financing Costs

Certain costs incurred in connection with the Growth Term Loan have been deferred and are being amortized.  Debt issuance costs are amortized over the term of the Growth Term Loan using the effective interest method.  Costs incurred in connection with the issuance of notes under the Company’s two note and warrant purchase agreements dated December 30, 2014 (the “Note Agreements”) in February and March 2015 have been deferred and are being amortized.  These costs are being amortized over the term of the Note Agreements using the straight-line accretion method, which approximates the effective interest method in this instance.  The Company has recorded approximately $132,050 and $75,131 of deferred financing costs in the accompanying balance sheet as of March 31, 2015 and December 31, 2014.  Amortization was $18,615 and $0 for the three months ended March 31, 2015 and 2014.

Deferred Offering Costs

Deferred offering costs represent legal, accounting and other direct costs related to the IPO, which was completed in May 2015.  Future costs will be deferred until the completion of the initial public offering, at which time they will be reclassified to additional paid-in capital as a reduction of the proceeds.  The Company has recorded approximately $1.6 million and $1.3 million of deferred offering costs as a non-current asset in the accompanying balance sheet as of March 31, 2015 and December 31, 2014, respectively.

Deferred Revenue

Deferred revenue represents cash receipts for products or services to be provided in future periods.  When products are delivered or services are rendered, deferred revenue is then recognized as earned.

Revenue Recognition

The Company recognizes revenue from the sale of instruments, consumables and related services when the following four basic criteria are met:  (1) a contract has been entered into with a customer or persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectability is reasonably assured.

Sale of instruments and consumables

Instrument product revenue is generally recognized upon installation and calibration by our field service engineers, unless the customer has specified any other acceptance criteria.  The sale of instruments and related installation and calibration are considered to be one unit of accounting, as instruments are required to be professionally installed and calibrated before use.  Installation generally occurs within a week of shipment.

Consumables are considered to be separate units of accounting as they are sold separately.  Consumables revenue is recognized upon transfer of ownership, which is generally upon shipment.  The Company’s standard term and conditions provide that no right of return exists for instruments or consumables.

When a contract involves multiple elements, the items included in the arrangement (deliverables) are evaluated to determine whether they represent separate units of accounting.  The Company performs this evaluation at the inception of an arrangement and as each item is delivered in the arrangement.  Generally, the Company accounts for a deliverable (or a group of deliverables) separately if the delivered item has stand-alone value to the customer, the customer is given a general right of return relative to the delivered item, and delivery or performance of the undelivered item or service is probable and substantially in the Company’s control. When multiple elements can be separated into separate units of accounting, arrangement consideration is allocated at the inception of the arrangement, based on each deliverables’ relative selling price. All revenue from contracts determined not to have separate units of accounting is recognized based on consideration of the most substantive delivery factor of all the elements in the contract.

The Company provides instruments to certain customers under a reagent agreement. Under these agreements, the Company installs instruments in the customer’s facility without a fee and the customer agrees to purchase consumable products at a stated price over the term of the agreement; in some instances the agreements do not contain a minimum purchase requirement. Terms range from several months to multiple years and may automatically renew in several month or multiple year increments unless either party notifies the other in advance that the agreement will not renew. This represents a multiple element arrangement and because all consideration under the reagent agreement is contingent on the sale of consumables, no consideration has been allocated to the instrument and no revenue has been recognized upon installation of the instrument. The cost of the instrument under the agreement is expected to be recovered in the fees charged for consumables, to the extent sold, over the term of the agreement. Revenue is recognized as consumables are shipped.

In reagent rental agreements, the Company retains title to the instrument and title is transferred to the customer at no additional charge at the conclusion of the initial arrangement. Because the pattern of revenue from the arrangement cannot be reasonably estimated, the cost of the instrument is amortized on a straight-line basis over the term of the arrangement, unless there is no minimum consumable product purchase in which case the instrument would be expensed as cost of goods sold. Cost to maintain the instrument while title remains with the Company is charged to cost of sales as incurred.

Service Revenue

For contracts related to custom panel design services and sample processing, the Company utilizes a proportional performance revenue recognition model, under which revenue is recognized as performance occurs based on the relative outputs of the performance that have occurred up to that point in time under the respective agreement. The Company includes all applicable costs incurred related to custom panel design services, including research and development costs and general and administrative expenses, in cost of revenue.

The Company also provides contract research services under cost plus fixed fee government contracts. Revenue is recognized under government contracts using the percentage-of-completion method of accounting. Under the percentage-of-completion method, contract research revenue is recognized as the work progresses and services are rendered and costs are incurred. The fixed fee is recognized in proportion to costs incurred compared to total estimated costs. The Company includes all applicable costs incurred from government contracts, including general and administrative expenses on government contracts, in cost of revenue.

Anticipated losses, if any, on contracts are charged to earnings as soon as they are identified. Anticipated losses cover all costs allocable to contracts. Revenue arising from claims or change orders is recorded either as income or as an offset against a potential loss only when the amount of the claim can be estimated and its realization is probable.

Other Revenue

Other revenue includes license and grant revenue.

License revenue is generated from the licensing of the Company’s internally developed intellectual property to third parties. The revenue may be generated by nonrefundable up-front payments and license fees, milestone and other contingent payments, or royalties based on sales of commercialized products. Licensing fees are recognized on a straight-line basis over the term of the license agreement for agreements requiring specific continuing performance obligations with deferral of all or a portion of these fees. If it cannot be concluded that a license fee is fixed or determinable at the outset of an arrangement, amounts are recognized as income as payments from third parties become due. No licensing fees were included in other revenue for the three months ended March 31, 2015 and 2014.

Grant revenue is earned when expenditures relating to the projects under these awards are incurred.

Concentration Risks

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and uncollateralized accounts receivable.  The Company maintains the majority of its cash balances in the form of cash deposits in bank checking and money market accounts in amounts in excess of federally insured limits.  Management believes, based upon the quality of the financial institution, that the credit risk with regard to these deposits is not significant.

The Company sells its instruments, consumables, sample processing services, custom panel design services and contract research services primarily to biopharmaceutical companies, academic institutions and molecular labs.  The Company routinely assesses the financial strength of its customers and credit losses have been minimal to date.

Approximately 25%, 23% and 21% of the Company’s revenue was derived from three customers for the three months ended March 31, 2015 and 19%, 12% and 10% were derived from three customers for the three months ended March 31, 2014.  Three customers accounted for approximately 27%, 23% and 14% of the Company’s net accounts receivable as of March 31, 2015.  The Company derived 23% and 29% of its total revenue from grants and contracts, primarily from one organization during the 3 month periods ended March 31, 2015 and 2014, respectively.

The Company currently relies on a single vendor to manufacture its HTG Edge processor and reader and additional single suppliers to supply subcomponents used in the processor.  A loss of any of these suppliers could significantly delay the delivery of HTG Edge systems, which in turn would materially affect the Company’s ability to generate revenue.

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.

The revised revenue standard is effective for public entities for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The FASB issued exposure drafts to change certain aspects of and delay the effective date of ASU 2014-09 by one year, but these drafts have not yet been approved.  The Company is currently evaluating the impact of our pending adoption of ASU 2014-09 on our financial statements and has not yet determined the method by which we will adopt the standard.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Going Concern (“ASU 2014-15”). ASU 2014-15 provides GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The standard will be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not believe the adoption of this standard will have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued an accounting standards update entitled “ASU 2015-03, Interest – Imputation of Interest:  Simplifying the presentation of Debt Issuance Costs”.  The standard requires entities to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset, and the amortization is reported as interest expense.  The result of application of this guidance would be to reduce the deferred financing costs balance, with a corresponding reduction to the long term liabilities to which the debt issuance costs relate in the condensed balance sheets.  The standard does not affect recognition and measurement of debt issuance costs.  The Company expects to adopt ASU 2015-03 on January 1, 2016.

Subsequent Events

The Company has evaluated events occurring subsequent to the end of the period and determined that, other than as disclosed below, there were no other material events that require recognition or disclosure in the financial statements.

In April 2015, the Company issued $1.5 million of convertible notes pursuant to the Note Agreements.

On May 11, 2015, the Company completed its IPO, whereby the Company sold a total of 3,570,000 shares of common stock at $14.00 per share for total gross proceeds of approximately $50 million.  An additional 90,076 shares were subsequently sold pursuant to the partial exercise by the underwriters of their over-allotment option resulting in additional gross proceeds of approximately $1.3 million.  After underwriters’ fees and commissions and other expenses of the offering, the Company’s aggregate net proceeds were approximately $45.4 million.

In connection with the initial closing of the IPO on May 11, 2015:

•

the Company issued 710,060 shares of its Series D preferred stock upon the exercise of outstanding warrants, for which it received aggregate cash consideration of approximately $1,750 for such exercises;

•	all outstanding shares of the Company’s convertible preferred stock were converted into 2,134,192 shares of common stock;
•

the Company issued 374,632 shares of its common stock to the holders of the Company’s previously outstanding Series D preferred stock and Series E preferred stock in connection with the conversion of such shares into shares of the Company’s common stock as payment for accrued dividends on such shares;

•

an aggregate of $4.5 million in outstanding principal and accrued interest under convertible promissory notes automatically converted into 324,591 shares of the Company’s common stock at a conversion price of $14.00 per share;

•	the Company’s Series C-2 preferred stock warrants and Convertible Note Warrants (See Note 9 and Note 10) converted to 1,488 and 144,772 warrants for common shares, respectively; and
•

the Company reserved 938,858 shares of common stock for future issuance under its 2014 equity incentive plan (including 12,752 shares of common stock reserved under our 2011 plan).  In addition, the Company reserved 110,820 shares of common stock for future issuance under its 2014 employee stock purchase plan.

The remaining notes under the first note Agreement and those available under the second Note Agreement were terminated in connection with the IPO.

Note 3. Inventory

Inventory, net of reserves, consisted of the following as of the date indicated:

	March 31,	December 31,
	2015	2014
Raw materials	$150,040	$174,150
Work in process	—	—
Finished goods	1,945,446	1,511,664
	$2,095,486	$1,685,814

Note 4. Fair Value Instruments

Fair value measurements used by the Company for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements are based on the premise that fair value represents an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the following three-tier fair value hierarchy has been used in determining the input used in measuring fair value:

Level 1	–

Quoted process in active markets for identical assets or liabilities on the reporting date. Financial assets in Level 1 include the amounts held in money market accounts classified as cash equivalents.

Level 2	–

Pricing inputs are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	–

Pricing inputs are generally unobservable and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using factors that involve considerable judgment and interpretations, including but not limited to private and public comparables, third-party appraisals, discounted cash flow models, and fund manager estimates. Financial liabilities in this category include the Company’s preferred stock warrants.

The following table provides information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014, respectively:

	Balance at March 31, 2015	Level 1	Level 2	Level 3	Balance at December 31, 2014	Level 1	Level 2	Level 3
Asset included in:
Money Markets	$1,816,071	$1,816,071	$—	$—	$3,608,890	$3,608,890	$—	$—
Liabilities:
Growth Term Loan warrants	$231,140	$—	$—	$231,140	$301,508	$—	$—	$301,508
Preferred Stock warrants	$120,418	$—	$—	$120,418	$429,035	$—	$—	$429,035
Convertible Note warrants	$727,737	$—	$—	$727,737	$—	$—	$—	$—

There are no other financial instruments subject to fair value measurement on a recurring basis.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period.  There were no transfers between levels for the three months ended March 31, 2015 or the year ended December 31, 2014.  The Company used its May 2015 IPO pricing as an input for measurement of the fair value of its Level 3 preferred stock warrant liabilities at March 31, 2015 and the Black-Scholes option pricing model, and other valuation models for measuring the fair value of its Level 3 preferred stock warrant liabilities at December 31, 2014.

The Company’s warrant liabilities were categorized as Level 3 because they were valued based on unobservable inputs and management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such financial instruments.

The March 31, 2015 and December 31, 2014 fair value assessments used the Black-Sholes option pricing model using the following assumptions:

	March 31, 2015	December 31, 2014
Fair value of Series B/C/D Stock and Series E Stock shares on grant date or measurement date	$0.01 – $0.12	$0.14 – $0.22
Exercise price	$0.01 – $0.346	$0.01 – $0.346
Expected risk-free interest rate	0.4 – 1.90%	1.20%
Expected volatility	55 – 75%	70%
Expected term	0.7 – 9.4 years	4.1 years
Expected dividend yield	0%	0 – 8%

The volatility assumption is based on the volatility of publicly traded industry competitors as adjusted for future expectations. The expected term was based on the Company’s historical experience and future expectations with regard to the exercise of the preferred stock warrants and the probability of conversion of the underlying preferred stock. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of the warrants. At December 31, 2014 the fair value of the Company’s redeemable convertible preferred stock was determined by a valuation model that considered both income and market-based valuations of the Company’s enterprise value.

The expected dividend yield at December 31, 2014 is consistent with the dividend rate on the Company’s redeemable convertible preferred stock. The assumptions used in the Black-Scholes option pricing model are inherently subjective and involve significant judgment. Any change in the fair value was recognized as a component of other income (expense) in the statements of operations.

A reconciliation of the beginning and ending liabilities measured at fair value on a recurring basis using Level 3 inputs for March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Beginning balance	$730,543	$44,120
Issuance of Series E Warrants	—	2,190,708
Exercise of Series E Warrants	(4,116)	(1,889,201)
Exercise of Series D Warrants	—	(4,020)
Issuance of Convertible Note Warrants	741,828	—
Change in stock warrant valuation	(388,960)	388,936
Ending balance	$1,079,295	$730,543

Note 5. Debt Obligations.

Growth Term Loan

In August 2014, the Company entered into the Growth Term Loan with a syndicate of two lending institutions. The first tranche of the Growth Term Loan (“Growth Term Loan A”) of $11.0 million was funded at closing with a second tranche of $5.0 million (“Growth Term Loan B”) is available to be drawn with the completion of the Company’s IPO in May 2015 for 60 days following the effective date of the IPO. The Company received the proceeds, net of a $0.3 million original issue discount.  The Company also booked a discount for the issuance of warrants with the debt (See Note 7).  The original issuance discount and warrant discount are being amortized, using the effective interest method, over the term of the Growth Term Loan A.  Amortization expense was $0.1 million and $0 for the periods ended March 31, 2015 and 2014, respectively, and is included in interest expense in the accompanying condensed statement of operations.  The Growth Term Loan A bears interest at the fixed rate of 8.5% and matures in September 2018 and, at least through September 2015, is payable in monthly interest-only payments. The interest-only payment period is extendable through January 31, 2016, upon funding of the second tranche prior to its expiration. Following the interest-only payment period, equal monthly payments of $347,000 consisting of principal and interest amortized over the remaining term of the loan are due.  The Growth Term Loan requires the Company to maintain compliance with specific reporting covenants and does not require financial covenants.  The Growth Term Loan is secured by a lien covering substantially all of the Company’s assets, excluding patents, trademarks and other intellectual property rights (except for rights to payment related to the sale, licensing or disposition of such intellectual property rights) and certain other specified property.  The Company paid $0.1 million in financing costs upon entering the Growth Term Loan.  The agreement includes preferred stock warrants to purchase 2,512,562 shares of Series E Stock (“the “Series E Loan Warrants”) at a price of $0.2189 per share or at the purchase price of the next round of equity sold if no further shares of Series E Stock are sold.  The warrants to purchase shares of Series E Stock expire on August 22, 2024 (See Note 8).

The principal repayments due under the term loan as of March 31, 2015, are as follows:

2015	$813,715
2016	3,432,771
2017	3,736,197
2018	3,017,317
Total Growth Term Loan payments	11,000,000
Less discount	(500,311)
Plus final fee premium	80,438
Total Growth Term Loan, net	$10,580,127

Convertible Notes

On December 30, 2014, the Company entered into two, separate subordinated convertible promissory note agreements, (“the Note Agreements”).

Under the first Note Agreement, the Company was able to issue up to $7,339,165 of notes to existing investors at five future, individual closings of up to $1,500,000 each upon ten days’ notice to participating investors. The date and time of the closings must be approved by the unanimous vote or written consent of those members of the Company’s Board of Directors who are not affiliated with the participating investors. When issued, the notes bear annual interest at 8% and mature on March 31, 2016. Any outstanding principal and accrued interest has automatically converted into shares of the Company’s common stock with the Company’s qualified initial public offering in May 2015. In addition, pursuant to the first Note Agreement the Company issued to participating investors warrants to purchase up to 5,029,114 shares of Series E preferred stock at $0.2189 per share, discussed further in Note 8.

Under the second Note Agreement, the Company can issue up to $6,203,971 of subordinated convertible notes to existing investors at four future, individual closings of up to $1,703,971 each upon ten days’ notice to participating investors. The date and time of the closings must be approved by the Company’s Board of Directors, including a majority of the directors elected by the holders of the Company’s Series E Convertible Preferred Stock (the “Series E Directors”) and participating investors whose applicable closing commitment amount for such closing equals or exceeds 50% of the aggregate principal amount of the notes to be sold at such closing. When issued, the notes bear annual interest at 8% and mature on March 31, 2016. Any outstanding principal and accrued interest is automatically converted into shares of the Company’s common stock in the event of a qualified initial public offering or a private placement of preferred stock, each with gross proceeds of at least $20,000,000. In addition, pursuant to the second Note Agreement the Company issued to participating investors warrants to purchase up to 4,282,472 shares of Series E preferred stock at $0.2189 per share, discussed further in Note 8.  None of the notes under the second Note Agreement were issued prior to the IPO in May 2015.

As of the Company’s qualified initial public offering the number of shares into which the notes will be converted is equal to the outstanding principal and accrued interest divided by the $14.00 price per share paid by investors purchasing such newly issued equity securities.

Under each of the Note Agreements, the failure of a principal or major participating investor to invest their committed amount at each of the closings resulted in the conversion of a percentage of the investor’s preferred shares into common shares at the applicable conversion rates in effect pursuant to the Company’s restated certificate of incorporation. Under the first Note Agreement, failure of a principal investor to purchase their committed amount will resulted in the conversion of their entire holdings of preferred stock into common stock, at conversion rates then in effect. Under the second Note Agreement, up to 80% of the total preferred stock held by such investor will be converted into common stock, at conversion rates then in effect. In addition, failure to purchase the full committed amount in any closing will result in the termination of the applicable investor’s warrants, in whole or in part, and the forgiveness and extinguishment of 80% of the aggregate principal amount of the applicable investor’s outstanding notes, if any. In the event the Company sold new shares of stock in a qualified initial public offering or preferred stock in a private placement, an investor’s failure to participate in the subsequent equity financing, in an amount equal to their applicable remaining committed amount under the Note Agreements, would result in the conversion of up to 80% of the non-participating investor’s aggregate preferred stock holding as of the closing date of the subsequent equity financing, along with a reduction of up to 80% of the non-participating investor’s warrants. Pursuant to the provisions of the second Note Agreement, certain preferred shares were optionally converted into common stock as of December 30, 2014. As of March 31, 2015, all principal participating investors in the first Note Agreement had met their obligations to purchase the committed amount under the agreement.

Certain provisions of the first Note Agreement terminated (including the investors’ obligations to purchase notes thereunder) immediately prior to the closing of the qualified initial public offering in May 2015.  Certain provisions of the second Note Agreement terminated (including the investors’ obligations to purchase notes thereunder) immediately prior to the registration statement covering a public offering of the Company’s securities under the Securities Act of 1933, as amended, becoming effective in May 2015.

As of December 31, 2014, there were no borrowings on the Note Agreements.

Below is a summary of the convertible notes issued as of March 31, 2015:

Date Issued	Draw Amount	Maturity Date
February 25, 2015	$1,500,000	March 31, 2016
March 25, 2015	1,500,000	March 31, 2016
Total convertible note draws	3,000,000
Less discount	(709,822)
Total convertible notes, net	$2,290,178

The Company booked a discount for the estimated fair value of warrants issued in connection with the debt (See Note 8).  The warrant discount is being amortized, using the effective interest method, over the term of the Convertible Notes.  Amortization expense was $32,006 and $0 for the periods ended March 31, 2015 and 2014, respectively, and is included in interest expense in the accompanying condensed statement of operations.

Note 6. Other Agreements

NuvoGen Obligation

The Company entered into an asset purchase agreement (the “Agreement”) in 2001, as amended, with NuvoGen Research, LLC (“NuvoGen”) to acquire certain intellectual property from NuvoGen. The Company accounted for the transaction as an asset acquisition.  However, as the intellectual property was determined to not have an alternative future use, the upfront consideration was expensed. The Company exchanged upfront consideration of 600,000 shares of the Company’s common stock. The remaining cash consideration of $15,000,000 is to be paid by the Company through a percentage of applicable annual sales equal to the greater of a minimum annual payment or 6% of the Company’s applicable annual revenues. The obligation is non-interest bearing and was secured by certain patents and trademarks.  Certain terms of the agreement were amended in November 2012 and February 2014.

The Company recorded the obligation at the estimated present value of the future payments using a discount rate of 2.5%, the Company’s estimate of its effective borrowing rate for similar obligations. Unamortized debt discount was $438,067 and $564,634 at March 31, 2015 and December 31, 2014, respectively.

Pursuant to the closing of the Growth Term Loan in August 2014 (See Note 5), the Company agreed to accelerate certain minimum payments pursuant to the Agreement and NuvoGen agreed to terminate its security interest in the originally pledged patents and trademarks. Remaining minimum payments that were otherwise due for 2014, 2015 and the first quarter of 2016, amounting to $868,750 were paid in advance. No further payment is due under the Agreement until the second quarter of 2016. The acceleration of payments did not significantly change the minimum cash flows and therefore had no significant accounting effect.

Payments to NuvoGen during the three months ended March 31, 2015 and 2014 were $0 and $425,000, respectively. Discount accreted during the three months ended March 31, 2015 and 2014 was $126,566 and $47,500 respectively.

The remaining payments due to NuvoGen at March 31, 2015, are as follows:

2015	$—
2016	543,750
2017	800,000
2018	400,000
2019	400,000
2020 and beyond	7,098,743
$9,242,493

Illumina, Inc. Agreement

In October 2014, the Company entered into a development and component supply agreement with Illumina for the development and worldwide commercialization by the Company of up to two complete diagnostic gene expression profiling tests for with Illumina’s diagnostic instruments, using components supplied by Illumina. The Company refers to these diagnostic gene expression profiling tests as IVD test kits. The IVD test kits may be used in two discrete testing fields chosen by the Company, one or both of which may relate to oncology for breast, lung, lymphoma or melanoma tumors, and up to one of which may relate to transplant, chronic obstructive pulmonary disease, or immunology/autoimmunity. The Company provided notice to Illumina of its first testing selections during the quarter ended March 31, 2015.  If a second selection is to be elected, the Company must provide notice to Illumina of the Company’s second selected field within 24 months following the date of the agreement.

Following the Company’s selection of the testing field for each IVD test kit, the Company and Illumina have agreed to negotiate a development plan for the development and regulatory approval of the applicable IVD test kit, under which development and regulatory support will be provided by Illumina. Upon mutual agreement of the first development plan, the Company will pay Illumina a fixed fee in the six-figure dollar range. The Company is also required to pay Illumina up to $1.0 million in the aggregate upon achievement of specified regulatory milestones relating to the IVD test kits. In addition, the Company has agreed to pay Illumina a single digit percentage royalty on net sales of any IVD test kits that the Company commercializes pursuant to the agreement. As of March 31, 2015 the first development plan has not been completed. Ongoing research and development costs for these programs have been expensed as incurred and $0 has been paid to Illumina relating to this agreement.

The agreement will expire in October 2019 or on the date which the last to expire development plan under the agreement is completed, whichever is earlier. The Company may terminate the agreement at any time upon 90 days’ written notice and may terminate any development plan under the agreement upon 30 days’ prior written notice. Illumina may terminate the agreement upon 30 days’ prior written notice if the Company undergoes certain changes of control or immediately if the Company fails to select a testing field for an IVD test kit within 24 months following the date of the agreement. Either party may terminate the agreement upon the other party’s material breach of the agreement that remains uncured for 30 days, or upon the other party’s bankruptcy.

Note 7. Net Loss Per Share

Net loss attributable to common stockholders per share is computed by dividing the net loss allocable to common stockholders by the weighted-average number of shares of common stock or common stock equivalents outstanding. Outstanding stock options, warrants and preferred stock have not been included in the calculation of diluted net loss attributable to common stockholders per share because to do so would be anti-dilutive. Accordingly, the numerator and the denominator used in computing both basic and diluted net loss per share for each period are the same. The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share:

	For the 3-months ended March 31,
	2015	2014
Numerator:
Net loss	$(4,088,134)	$(2,827,588)
Accretion of stock issuance costs	(24,077)	(22,481)
Accretion of discount on Series E warrants	(87,470)	(51,377)
Series E and D, preferred stock dividends	(798,582)	(740,637)
Net loss attributable to common stockholders	$(4,998,263)	$(3,642,083)
Denominator:
Weighted-average common shares outstanding-basic and diluted	333,408	96,349

The following outstanding options, warrants and preferred stock were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	March 31,	December 31,
	2015	2014
Options to purchase common stock	593,663	595,577
Convertible preferred stock (as converted)	2,127,463	2,126,982
Convertible preferred stock warrants (as converted)	136,908	50,681
Common stock warrant	931	931

Note 8.  Preferred Stock Warrants

On August 22, 2014, in connection with the Company’s entry into the Growth Term Loan, the Company issued to the lenders Series E Loan Warrants exercisable for an aggregate of 2,512,562 shares of Series E preferred stock at a price of $0.2189 per share. The warrants provide for cashless exercise at the option of the holders, and also contain provisions for the adjustment of the number of shares issuable upon the exercise of the warrant in the event of stock splits, recapitalizations, reclassifications, consolidations or dilutive issuances. In connection with the completion of the initial public offering in May 2015, the Series E Loan Warrants will become exercisable for an aggregate of 23,396 shares of the Company’s common stock at an exercise price of $23.51 per share. The Series E Loan Warrants expire by their terms on August 22, 2024, provided that the warrants will be automatically exercised on a cashless basis upon expiration if not previously exercised if the fair market value of a share of the Company’s common stock exceeds the per share exercise price.

The Company allocated the total proceeds of the Growth Term Loan and the Series E Loan Warrants based on the residual value method. Assumptions used to determine the initial fair value included fair value of shares of Series E Stock on grant date $0.31; Exercise price $0.2189; Expected risk-free interest rate 1.6%; Expected volatility 70.0%; Expected term 4.5 years; and Expected dividend yield 8.0%. The fair value of the Series E Warrants of $0.12 per share, or $301,507, was recorded as a discount on the Growth Term Loan to be accreted over the term of the Growth Term Loan using the effective interest method. The Company has accounted for the Series E Loan Warrants as liabilities as such warrants are indexed to shares that could be redeemed for cash outside the control of the Company. The preferred Warrants were valued using quoted market prices from the Company’s May 2015 IPO at March 31, 2015 and using the Black-Scholes option pricing model as of December 31, 2014.  Refer to Note 4 for assumptions used to value these warrants.  At March 31, 2015 and December 31, 2014, the fair value of the Series E Loan Warrants was $231,140 and $301,508, respectively.

On December 30, 2014, in connection with the Company’s Note and Warrant Purchase Agreements (Note 5) the Company agreed to issue warrants (the “Convertible Note Warrants”) exercisable for an aggregate of 9,311,586 shares of Series E Stock at a price of $0.2189 per share, for aggregate consideration of $1,354. The Convertible Note Warrants were issued on January 15, 2015. The warrants provide for cashless exercise at the option of the holders, and also contain provisions for the adjustment of the number of shares issuable upon the exercise of the warrant in the event of stock splits, recapitalizations, reclassifications, consolidations or dilutive issuances. In connection with the completion of the IPO in May 2015, the Convertible Note Warrants will become exercisable for shares of the Company’s common stock at the initial public offering price of $14.00 per share. The Convertible Note Warrants expire by their terms on January 15, 2022. As the Convertible Note Warrants were issued in conjunction with and in order to establish a lending facility commitment, they are being accounted for as a debt discount to be amortized over the life of the Note Agreements using the effective interest method and as a warrant liability, at fair value, as they are indexed to shares that could be redeemed for cash outside the control of the Company.

The Company recorded the initial $741,828 of the Convertible Note Warrants using the Black-Scholes option pricing model and assumptions further described in Note 4, specifically using a 7 year term, a 1.6% risk free interest rate, 75% volatility, 0% dividend yield and a common stock price of $0.13 which is a pre-IPO equivalent to the Company’s $14.00 per share offering price in May 2015, which the Company considered to approximate the fair value at January 14, 2015 and March 31, 2015 as the operations of the business had not changed during the intervening period. At March 31, 2015, the Company revalued the Convertible Note Warrants to $727,737 using the Black-Scholes option pricing model and specifically using a 6.5 year term, a 1.7% risk free interest rate, 75% volatility, 0% dividend yield and a common stock price of $0.13 per share.

Note 9. Redeemable Convertible Preferred Stock

On February 4, 2014, the Company entered into the Series E Preferred Stock and Warrant Purchase Agreement (the “Series E Agreement”) authorizing the sale and issuance of up to 99,132,024 shares of its Series E Stock for $0.2189 per share and warrants (the “Series E Warrants”) to purchase up to an aggregate of 33,044,008 shares of Series E Stock at an exercise price of $0.001 per share. Pursuant to the Series E Agreement, up to 49,566,012 shares of Series E Stock together with Series E Warrants to purchase up to an aggregate of 16,522,004 shares of Series E Stock would be offered at one or more closings of a first tranche and the remainder of which will be offered in a second tranche.

As a result of the Series E Preferred Agreement, the Company’s authorized shares were increased to 600,000,000 shares of Common Stock and 472,083,383 shares of Preferred Stock.

On February 4, 2014 the Company issued 34,099,476 shares of Series E Stock pursuant to the Series E Agreement at a price per share of $0.2189 per share. Along with the shares of Series E Stock, one Series E Warrant was issued for every three shares of Series E Stock purchased with a purchase price of $0.0001 per Series E Warrant and an exercise price of $0.001 per share of Series E Stock for a total of 11,366,486 Series E Warrants. Each Series E Stock purchaser was required to exercise the Series E Warrant in a simultaneous transaction with the purchase of shares of Series E Stock. Together with the Series E Warrants, the issuance of shares of Series E Stock and Series E Warrants resulted in gross proceeds to the Company of $7,476,879.

On March 31, 2014, pursuant to a rights offering, the Company issued 354,062 shares of Series E Stock pursuant to the Series E Agreement at a price per share of $0.2189 per share. Along with the shares of Series E Stock, one Series E Warrant was issued for each three shares of Series E Stock purchased with a purchase price of $0.0001 per Series E Warrant and an exercise price of $0.001 per share of Series E Stock for a total of 118,017 Series E Warrants. Each Series E Stock purchaser was required to exercise the Series E Warrant in a simultaneous transaction with the purchase of shares of Series E Stock. Together with Series E Warrants, the issuance of shares of Series E Stock and Series E Warrants resulted in gross proceeds to the Company of $77,634. The Series E Agreement provides for a second tranche on or before November 30, 2014, contingent upon the achievement of certain milestones.

It was determined that, given the nominal strike price of the Series E Warrants and the fact that the Series E Preferred Warrants were required to be exercised immediately upon issuance, the per share value of the Series E Warrants would be similar to the effective per share value of the Series E Stock, or $0.1645 per share.

The second closing under the Series E Agreement, originally scheduled to occur on or before November 31, 2014, was replaced by an alternative financing in the form of subordinated convertible promissory notes as discussed further in Note 5.

The Series A/B/C/D Stock and Series E Stock have a par value of $0.001 per share. In the event of a liquidation of the Company (“Liquidation Event”), the holders of the Series D Stock and Series E Stock are entitled to preferential distributions of any of the assets of the Company.

The Series D Stock and Series E Stock liquidation preference is equal to two times the original issue price of the Series D Stock or Series E Stock, respectively, plus any accrued but unpaid dividends whether or not declared. In the event of a Liquidation Event, payment of dividends, or share redemption, the holders of Series E Stock have preference over the holders of the Series A/B/C/D Stock and the Common Stock. The holders of Series D Stock have preference over the holders of Series A/B/C Stock and Common Stock. After the payment in full of the Series E Stock and Series D Stock liquidation preferences, the holders of preferred stock and common stock then outstanding will share ratably in the distribution of net assets of the Company available for distribution, with each share of preferred stock being deemed, for such purpose, to be equal to the number of shares of common stock into which it is convertible the day before such distribution, provided that the Series D Stock maximum participation amount would not exceed four times the Series D Stock original issue price, or $0.8756. A Liquidation Event is considered to occur upon any reorganization, merger, consolidation, sale, or capital stock transfer, whereby the preferred stockholders of record prior to the transition will immediately, after the transaction, hold less than 50% of the voting power of the surviving entity. At least 60% of the holders of Series E Stock and a majority of the Series E Directors may deem any of the aforementioned Liquidation Events as void by giving notice to the Company five days before the potential Liquidation Event. The Company is accreting up to the redemption amount and not the liquidation value, because additional amounts due under the liquidation rights are not considered probable at initial recording or at March 31, 2015 and December 31, 2014.

The shares of Series A/B/C/D Stock and Series E Stock are convertible into Common Stock based on their original issue price, excluding any accrued but unpaid dividends. The shares of Series A/B/C/D Stock and Series E Stock are convertible into Common Stock at any time at the option of the holder at the then-applicable conversion rate. The Series A/B/C/D Stock and Series E Stock will automatically be converted into Common Stock at the then-applicable conversion rate as of the earlier of the close of a firm commitment underwritten public offering resulting in gross proceeds to the Company of at least $30,000,000 and three times the Series E Stock original issue price, or at the election of the Board of Directors and at least 60% of the holders of Series E Stock. Series D Stock and Series E Stock share conversion prices are subject to adjustment if the Company issues any additional shares of Common Stock or preferred stock at a price less than the applicable Series D Stock and Series E Stock share conversion price in effect immediately prior to the issuance of Common Stock or Preferred Stock. Immediately prior to the IPO, the requisite election of the Board of Directors and the holder of Series E Stock was obtained and the shares of preferred stock were converted into shares of common stock.  Also see Note 2.  None of these contingent conversion price adjustments resulted in a beneficial conversion feature at March 31, 2015 or December 31, 2014.

The shares of Series A/B/C/D Stock and Series E Stock each have the right to redemption or their respective class of shares on a date beginning not prior to February 2019 (the “Series E Preferred Stock Redemption Date”). In order to effect each respective redemption, the holders of at least 60% of the voting power of the then outstanding shares of Series D Stock or Series E Stock need to vote in favor of a Series D or Series E Stock redemption and provide written notice to the Company at least sixty days prior to the Series E Preferred Stock Redemption Date of such election. The holders of at least a majority in the voting power of the then outstanding shares of Series A/B/C Stock may then vote in favor of a Series A/B/C Stock redemption, respectively. The holders of at least 66 2/3% of the voting power of the then outstanding shares of Series A Redeemable Convertible Preferred Stock (the “Series A Stock”) may then vote in favor of a Series A Stock redemption. The Series D Stock and Series E Stock redemption value is equal to the Series D Stock and Series E Stock original issue price per share (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like) plus all dividends declared but unpaid thereon together with any accruing dividends accrued but unpaid thereon, whether or not declared, with respect to such shares. The Series A/B/C Stock redemption value is equal to the respective series original issue price per share (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like) plus all accrued and unpaid dividends with respect to such shares. If the Company does not have sufficient funds or other assets legally available to redeem all shares to be redeemed at any redemption date, it shall redeem as applicable (i) pro rata to Series E Stock, until all shares are redeemed, (ii) pro rata to Series D Stock until all shares are redeemed, (iii) pro rata to Series C Stock, until all shares are redeemed, (iv) pro rata to Series A Stock and Series B Stock, until all shares are redeemed. If any shares to be redeemed remain outstanding, the Company shall redeem the remaining shares in accordance with the previous sentence as soon as sufficient funds are legally available. Due to the redemption feature, the preferred shares are recorded as mezzanine equity.

As of March 31, 2015, current Series A Stock, Series B Stock, Series C-1 Stock, Series C-2 Stock, Series D Stock and Series E Stock conversion ratios were 0.030, 0.011, 0.014, 0.009, 0.009 and 0.009, respectively, after consideration of the one-for-107.39 reverse split. If converted at March 31, 2015, all of the outstanding preferred shares would convert into 2,127,463 shares of Common Stock.

The Company has accounted for the Series E Warrants as liabilities as such warrants are indexed to shares that could be redeemed for cash outside the control of the Company. The Company allocated the total proceeds first to the Series E Warrants based on their fair value of approximately $1,890,000 and the remainder amounting to approximately $5,665,000 of the proceeds allocated to the Preferred Shares. The fair value of the Series E Warrants was estimated to approximate the fair value of the Series E Stock because of their nominal price. The amount allocated to the Series E Warrants represents a discount to the Preferred Shares and will be accreted using the effective interest method up to the redemption amount from the respective issuance date to redemption date of five years. Accretion for the three months ended March 31, 2015 and 2014 was approximately $87,000 and $0, respectively. Upon immediate exercise of the Series E Warrants, the amount recorded as warrant liability was reclassified to Preferred Shares, and issuance costs of $48,384 which had been allocated to the warrants were expensed. The Company is not accreting to the amount resulting from additional liquidation preference rights under the agreement because they are not considered probable at initial recording or at March 31, 2015. The Company additionally analyzed the issuance of Series E Warrants with the Series E Stock, noting there was no resulting beneficial conversion feature.

The Company’s Series D Stock and Series E Stock accrue cumulative dividends at 8% per annum on the original issue price of $0.2189, whether or not declared by the Board of Directors. In connection with the Company’s Growth Term Loan, the holders of both the Series D Stock and Series E Stock agreed to waive their rights to cash dividends. As a result, only a share dividend, based on the cumulative dividends divided by the original issue price, is to be paid upon declaration by the Board of Directors or upon the automatic conversion of the Company’s Preferred Stock. Dividends are accreted based on the number of days outstanding. At March 31, 2015 and December 31, 2014, the cumulative Series D Stock and Series E Stock dividends were $8,440,716 and $7,643,378, respectively. The Series D Stock and Series E Stock accruing dividends may only be paid in additional shares of Series D Preferred Stock or Series E Preferred Stock or in underlying common stock (on as converted method) when preferred shares are converted, as approved by the holders of at least 60% of the outstanding shares of Series E Preferred, which approval was obtained on August 22, 2014.

After payment of the accruing dividends above, any additional dividend payment (other than dividends on shares of Common Stock payable in shares of Common Stock approved by at least a majority of the Series E Directors) shall be distributed among the holders of the Preferred Stock and Common Stock then outstanding pro rata based on the number of shares of Common Stock then held by each holder (assuming conversion of all such Preferred Stock into Common Stock at the then effective conversion prices). The Company cannot declare or pay any dividends on the Company’s Series A Stock, Series B Stock, Series C Stock or Common Stock (collectively, the “Junior Stock”) unless at the same time an equivalent or greater dividend is declared or paid on all outstanding shares of the Series D Stock and Series E Stock (the “Senior Preferred”), and all accruing dividends then accrued on outstanding shares of Senior Preferred have been paid in full. There were no dividends declared by the Board of Directors through March 31, 2015. The holders of Series A/B/C/D Stock and Series E Stock are also entitled to the number of votes equal to the number of shares of Common Stock into which the shares of Series A/B/C Stock shares are convertible.

The following shares of redeemable convertible preferred stock have been issued by the Company as of March 31, 2015:

	Years Issued	Shares Issued	Net Proceeds
Series A Stock	2002 – 2004	1,292,084	$1,307,794
Series B Stock	2005 – 2006	11,919,624	3,542,237
Series C-1 Stock	2007	16,240,450	5,505,641
Series C-2 Stock	2008 – 2009	19,104,610	4,172,672
Series D Stock	2011 – 2015	143,762,592	30,947,799
Series E Stock	2014 – 2015	45,989,722	7,395,228

The value of the shares of Series A/B/C/D Stock and Series E Stock is recorded at the amount initially received on the date of issuance or upon conversion from debt, less any applicable discounts for warrants and issuance costs, adjusted for the accretion of discounts utilizing the effective interest method up to the redemption amount from the respective issuance date to the Series E Preferred Stock Redemption Date, and the accretion of cumulative dividends. The redemption value for Series A/B/C Stock agrees to the liquidation value presented on face of the balance sheet. The redemption value of Series D Stock and Series E Stock is $38,061,476 and $11,003,054 respectively.

In accordance with a provision of the Note Agreements (Note 5), the failure of a principal or major participating investor to commit to or invest their otherwise committed amount at each stage of future convertible note closings results in a conversion of a portion of the non-participating holder’s preferred shares at the applicable conversion rates in effect pursuant to the Company’s restated certificate of incorporation. In December 2014, certain investors chose not to participate in closings under the second Note Agreement. As a result, 80% of all shares of Preferred Stock held by these non-participating holders were converted into Common Stock on a seniority basis, with each holder’s most senior series of Preferred Stock converting first, followed by the conversion of the holder’s next most senior series, and so forth, until the requisite number of preferred shares had been converted into Common Stock. The total share impact of this optional conversion is shown below. The following shares of Preferred Stock were optionally converted to Common Stock as of December 30, 2014:

	Preferred Shares Converted	Common Stock Equivalents
Series B Stock	5,129,912	57,307
Series C-1 Stock	2,997,838	43,330
Series C-2 Stock	9,156,279	86,292
Series D Stock	4,233,419	39,420

On January 30, 2015, 51,681 shares of Series E stock were purchased by a convertible note warrant holder for $0.2189 per share.

Note 10. Stock Option Plan

In February 2014, pursuant to the Series E Agreement, the amount of shares reserved under the 2011 Plan was increased to 20% of the total outstanding shares of the Company calculated on a fully diluted basis. The shares reserved under the 2011 Plan were required to be kept at that percentage with each subsequent equity financing. At March 31, 2015, the number of shares reserved for future issuance under the 2011 plan is 12,752.

As of March 31, 2015, options to purchase 593,663 shares of Common Stock were outstanding, including 324,189 options that are fully vested. The remaining options vest over 2.4 years.

A summary of the Plans’ stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2014	595,577	$3.71	7.8
Granted	—
Exercised	(1,149)	4.32
Forfeited	(765)	8.65
Balance at March 31, 2015	593,663	3.70	7.5	$6,114,729
Vested and expected to vest at March 31, 2015	583,536	3.69	7.5	$6,016,256
Exercisable at March 31, 2015	324,189	$3.39	6.4	$3,439,645

Below is a summary of stock option grant activity and related fair value information for the three months ended March 31, 2014:

2014 Grants	Options Granted	Exercise Price	Fair Value of Common Stock on Date of Grant
January	2,094	$2.15	$2.15
March	249,361	$2.15	$2.15

Total	251,455

There were no stock options granted during the three months ended March 31, 2015.

As of March 31, 2015, there was total unrecognized compensation expense of $628,473 related to unvested stock options, which the Company expects to recognize over a weighted-average period of approximately 3 years.

Note 11. Commitments and Contingencies

Legal Matters

The Company’s industry is characterized by frequent claims and litigation, including claims regarding intellectual property and product liability. As a result, the Company may be subject to various legal proceedings from time to time. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. Any current litigation is considered immaterial and counter claims have been assessed as remote.

Severance Agreements and Retention Plans

In October 2012, the Board of Directors and 60% of requisite preferred holders approved a plan to set aside no less than 15% of the proceeds of any sale of the Company to be distributed to the Company’s employees, directors or consultants as designated by the Board of Directors (the “HTG Employee Retention Plan”).  The HTG Employee Retention Plan will terminate pursuant to its terms upon the closing of the Company’s initial public offering.

The Company has entered into employment agreements or other arrangements with certain named executive officers and have adopted an Employee Retention Plan for select participants, which provide salary continuation payments, bonuses and, in certain instances, the acceleration of the vesting of certain equity awards to individuals in the event that the individual is terminated other than for cause, as defined in the applicable agreements or arrangements.

Indemnification Agreements

In the course of operating our business, we have entered into, and continue to enter into, separate indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in our amended and restated bylaws.  These agreements may require us indemnify our directors and executive officers for certain expenses incurred by a director executive officer in any action or proceeding arising out of their services as one of our directors or executive officers.

Merck Non-Exclusive License Agreement

In June 2012, the Company entered into a non-exclusive license agreement with Merck Sharp & Dohme Cor. (“Merck”) whereby the Company agreed to sublicense certain intellectual property related to breast cancer biomarkers with the intent to develop, manufacture and commercialize a diagnostic test utilizing this technology.  The Company agreed to pay Merck certain contingent milestone payments between $50,000 and $1,000,000 and future royalties of 3%-6% of sales derived from such products developed that utilize the licensed technology.  No amounts have been accrued or paid under this agreement as the Company has not achieved any of the milestone targets or developed any products that utilize the licensed technology.

Note 12. Income Taxes

The Company provides for income taxes based upon management’s estimate of taxable income or loss for each respective period. The Company recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These temporary differences would result in deductible or taxable amounts in future years, when the reported amounts of the assets are recovered or liabilities are settled, respectively.

In each period since inception, the Company has recorded a valuation allowance for the full amount of its net deferred tax assets, as the realization of the net deferred tax assets is uncertain. As a result, the Company has not recorded any Federal or state income tax benefit in the statements of operations.

The Company periodically reviews its filing positions for all open tax years in all U.S. Federal, state and international jurisdictions where the Company is or might be required to file tax returns or other required reports.

The Company applies a two-step approach to recognizing and measuring uncertain tax positions. The Company evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The term “more likely than not” means a likelihood of more than 50 percent. Otherwise, the Company may not recognize any of the potential tax benefit associated with the position. The Company recognizes a benefit for a tax position that meets the “more likely than not” criterion at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon its effective resolution. Unrecognized tax benefits involve management’s judgment regarding the likelihood of the benefit being sustained. The final resolution of uncertain tax positions could result in adjustments to recorded amounts and may affect the Company’s results of operations, financial position and cash flows. The Company has not identified any uncertain tax positions at March 31, 2015 or December 31, 2014.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at March 31, 2015 and December 31, 2014, respectively, and has not recognized interest or penalties during the three months ended March 31, 2015 and 2014, respectively, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within in the next 12 months.

Note 13.  Related-Party Transactions

In March 2014 and July 2013, the Company entered into two separate consulting agreements to assess potential markets for its products with a holder of Series D Stock and Series E Stock. The stockholder was paid $0 and $11,000 for the three months ended March 31, 2015 and 2014, respectively under those agreements.  An employee of the stockholder is a member of the Board of Directors.  At March 31, 2015, there were no further amounts due under the consulting agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto for the year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our final prospectus filed with the Securities and Exchange Commission on May 6, 2015 relating to our Registration Statement on Form S-1/A (File No. 333-201313) for our initial public offering. This discussion and analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward looking statements include, but are not limited to, statements about:

•	our ability to successfully commercialize our HTG Edge system and related applications and assays;
•	our ability to generate sufficient revenue or raise additional capital to meet our working capital needs;
•	our ability to secure regulatory clearance or approval, domestically and internationally, for the clinical use of our products;
•	our ability to develop new technologies beyond mRNA and miRNA to include DNA fusions and mutations or other technologies to expand our product offerings;
•	the implementation of our business model and strategic plans for our business;
•	the regulatory regime for our products, domestically and internationally;
•	our strategic relationships, including with patent holders of our technologies, manufacturers and distributors of our products, and third parties who conduct our clinical studies;
•	our intellectual property position;
•	our expected use of proceeds;
•	our ability to comply with the restrictions of our debt facility and meet our debt obligations;
•	our expectations regarding the market size and growth potential for our life sciences and diagnostic businesses;
•	any estimates regarding expenses, future revenues, capital requirements, and stock performance; and
•	our ability to sustain and manage growth, including our ability to develop new products and enter new markets.

In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions. These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this filing and are subject to risks and uncertainties. We discuss many of these risks in greater detail in Part II, Item 1A - “Risk Factors” and elsewhere in this filing. You should carefully read the “Risk Factors” section of this filing to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. These statements, like all statements in this report, speak only as of their date, and except as required by law, we assume no obligation to update these forward-looking statements publically, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Overview

We are a commercial stage company that developed and markets a novel technology platform to facilitate the routine use of complex molecular profiling. Our HTG Edge automated platform can quickly, robustly and simultaneously profile thousands of clinically relevant molecular targets from samples a fraction of the size required by current technologies. Our objective is to establish the HTG Edge platform as a standard in molecular profiling and make this capability accessible to all molecular labs from research to the clinic. We believe that our target customers desire high quality molecular profiling information in a multiplexed panel format from increasingly smaller samples, with the ability to do this locally to minimize turnaround time and cost. The HTG Edge platform was designed to meet these needs and is empowering pathologists, clinicians and molecular labs to directly control the molecular profiling of patient samples.

Our HTG Edge platform, which is comprised of instrumentation, consumables and software analytics, automates the molecular profiling of genes and gene activity using our proprietary nuclease protection chemistry to deliver extraction-free, multiplexed results on a wide variety of biological samples. Our platform provides significant workflow and performance advantages in molecular profiling applications including tumor profiling, molecular diagnostic testing and biomarker development. We recently launched HTG EdgeSeq, an extension of our platform that automates and adapts our nuclease protection chemistry to enable analysis using next generation sequencing, or NGS, instrumentation. This new HTG EdgeSeq chemistry utilizes the same sample preparation instrument and reagents as our original chemistry, but allows for read out on an NGS instrument. By combining the power of the HTG EdgeSeq chemistry with the capabilities of NGS, we are able to profile a wide variety of genomic alterations and sample types.

Our innovative platform and initial menu of molecular profiling panels are being utilized by a wide range of customers including biopharmaceutical companies, academic institutions and molecular labs to simultaneously analyze a comprehensive set of molecular information from valuable clinical samples and substantially improve their workflow efficiency. We currently market eight proprietary molecular profiling panels that address the needs of approximately 44 customers in high impact areas of translational research and biopharmaceutical companion diagnostics such as immuno-oncology, fibroblast growth factor receptor, or FGFR, expression and human microRNA analysis. In addition, we have a focused development pipeline of new profiling products that includes panels for translational research, drug development and molecular diagnostics. Our product strategy is to build complete profiling panels of established and emerging molecular targets for broader and disease-specific approaches.

We have incurred significant losses since our inception and we have never been profitable. We incurred net losses of $4.1 million and $2.8 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, we had an accumulated deficit of $72.3 million and we had available cash and cash equivalents of approximately $1.6 million.

Recent Developments

We completed our initial public offering, which we may also refer to as our IPO, in May 2015 and received net proceeds of $45.4 million from the sale of shares of common stock offered by us in the offering (including 90,076 shares sold pursuant to the partial exercise by the underwriters of their over-allotment option), after deducting the underwriting discounts and commissions and estimated offering expenses payable by us.

In connection with the closing of our IPO, all outstanding shares of our convertible preferred stock were converted into 2,134,192 shares of common stock. In addition, we issued 324,591 shares of our common stock as a result of the automatic conversion of the aggregate principal and accrued interest amount of these convertible promissory notes and 374,632 shares of its common stock to the holders of our previously outstanding Series D preferred stock and Series E preferred stock in connection with the conversion of such shares into shares of the company’s common stock as payment for accrued dividends on such shares.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

	Three months Ended March 31,
	2015	2014	Change
Revenue:
Product	$727,438	$370,007	$357,431
Service	62,292	214,850	(152,558)
Other	234,585	241,666	(7,081)
Total revenue	1,024,315	826,523	197,792
Cost of revenue	894,627	642,408	252,219
Gross margin	129,688	184,115	(54,427)
Operating expenses:
Research and development	688,214	857,483	(169,269)
Selling, general and administrative	3,439,269	2,076,801	1,362,468
Total operating expenses	4,127,483	2,934,284	1,193,199
Operating loss	(3,997,795)	(2,750,169)	(1,247,626)
Income from change in stock warrant valuation	388,960	-	388,960
Interest expense, net	(479,299)	(74,507)	(404,792)
Other income (expense) net	-	(2,912)	2,912
Net loss	$(4,088,134)	$(2,827,588)	$(1,260,546)

Product revenue

Total product revenue for the three months ended March 31, 2015 was $0.7 million compared to $0.4 million for the three months ended March 31, 2014. Product revenue includes revenue from the sale of instruments and the sale of consumables. Instrument revenue decreased by 35% to $0.2 million for the three months ended March 31, 2015 from $0.3 million for the three months ended March 31, 2014, reflecting the sale of one HTG Edge system and one HTG Edge processor in the first quarter of 2015 and two HTG Edge systems and one HTG Edge processor sold in the first quarter of 2014. Consumables revenue increased to $0.5 million in the first quarter of 2015 from $56,000 in the first quarter of 2014.  This increase was driven by a growing installed base and the launch of the HTG EdgeSeq platform in 2014.

Service revenue

Service revenue was $62,000 for the three months ended March 31, 2015, compared to $0.2 million for the three months ended March 31, 2014.  The decrease was driven primarily by our strategic focus on products and movement away from certain service revenue streams, including sample processing and low sample volume custom assay development.

Other revenue

Other revenue for the three months ended March 31, 2015 and 2014 consisted of grant funding provided by the U.S. National Institute of Health, or NIH.  We expect our grant revenue to decline in the second quarter of 2015 as a result of the expiration of our NIH grant in May 2015.

Cost of revenue

Cost of revenue increased by $0.3 million, or 39%, in the three months ended March 31, 2015 compared with the three months ended March 31, 2014. This increase was primarily due to the addition of field service engineers who install and support the growing installed base of HTG Edge and HTG EdgeSeq systems. Cost of revenue included $0.4 million and $0.2 million in largely fixed manufacturing costs for the three months ended March 31, 2015 and 2014, respectively.

Research and development expenses

Research and development expenses were $0.7 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively.  The decrease was primarily due to higher first quarter 2014 expenses relating to the development of our HTG Edge and HTG EdgeSeq systems, partially offset by an increase in test panel development expenses and research and development headcount in the first quarter of 2015.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $1.4 million, or 66%, in the three months ended March 31, 2015 compared with the three months ended March 31, 2014. The increase was driven by an increase in sales and marketing costs, primarily related to increased headcount, in connection with the expansion of Edge sales activities and the commercial launch of and installed base support for our HTG EdgeSeq instruments and assays during 2014.  In addition, our general and administrative costs increased by $0.5 million, primarily due to the increased headcount and professional fees.  The increase in professional fees is related to financial audits, legal, consulting and other costs incurred in connection with our IPO.

Interest expense

Interest expense increased by $0.4 million for the three months ended March 31, 2015 as compared with the three months ended March 31, 2014. The increase related primarily to the growth term loan which included interest paid of $0.2 million, amortization of financing costs and related premiums and discounts for the three months ended March 31, 2015.  We also accrued interest and recorded amortization on a debt discount from convertible notes issued in January totaling $57,000 for the three months ended March 31, 2015.  There was no interest expense related to either the growth term loan or the convertible notes for the three months ended March 31, 2014.

Income from change in stock warrant valuation

Income from the change in stock warrant valuation for the three months ended March 31, 2015 was a result of a decrease in the value of our preferred stock warrants. This decrease was attributable to an imminent initial public offering at an offering price less than assumed in valuing the warrants previously.

Cash Flows for the Three Months Ended March 31, 2015 and 2014

The following table summarizes the primary sources and uses of cash for each of the periods presented:

	Three months Ended March 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$(4,414,859)	$(3,784,473)
Investing activities	(343,703)	(126,880)
Financing activities	2,709,414	8,165,552
Net decrease in cash and cash equivalents	$(2,049,148)	$4,254,199

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2015 was $4.4 million and reflected (i) the net loss of $4.1 million, (ii) net non-cash items of $0.1 million, consisting primarily of depreciation and amortization of $0.2 million, amortization of the discount on the NuvoGen obligation of $0.1 million and a decrease in the warrant valuation of $0.4 million and (iii) a net cash outflow from changes in balances of operating assets and liabilities of $0.5 million. The significant items comprising the changes in balances of operating assets and liabilities were an increase of $0.4 million in inventory and an increase in accrued liabilities and accrued interest of $0.1 million due to increased costs incurred in preparation for becoming a public company and the issuance of convertible notes in the first quarter 2015.

Net cash used in operating activities for the three months ended March 31, 2014 was $3.8 million and reflected (i) the net loss of $2.8 million, (ii) net non-cash items of $0.2 million, consisting primarily of depreciation and amortization and amortization of the discount on the NuvoGen obligation and (iii) a net cash outflow from changes in balances of operating assets and liabilities of $1.2 million. The significant items comprising the changes in balances of operating assets and liabilities were a reduction in accounts payable and accrued liabilities of $0.7 million and an increase in accounts receivable and inventory of $0.1 million each.

Investing Activities

Our investing activities have consisted primarily of purchases of laboratory property and equipment. Net cash used in investing activities of $0.3 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively, consisted of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2015 included $3.0 million in proceeds from convertible notes, partially offset by deferred financing and offering costs incurred in the period of $0.3 million.

Net cash provided by financing activities for the three months ended March 31, 2014 of $8.2 million included the $7.4 million net proceeds from the Series E preferred stock issuance and $0.8 million draws of the line of credit.

Liquidity

Since our inception, our operations have primarily been financed through the issuance of our redeemable convertible preferred stock, the incurrence of debt and cash received from product sales, services revenue and other income. Through March 31, 2015, we had received net proceeds of $52.9 million from the issuances of preferred stock, including preferred stock issued on conversion of promissory notes, $0.8 million in proceeds from our term loan, approximately $7.6 million in grants, $10.7 million from a growth term loan (net of $0.3 million original issue discount), $3.0 million from convertible note issuances and $28.4 million from service and product revenue. As of March 31, 2015, we had cash and cash equivalents of $1.6 million and $21.7 million of debt outstanding on our growth term loan payable, convertible notes, NuvoGen obligation and capital lease obligations.

We have had recurring operating losses and negative cash flows from operations since inception, and we have an accumulated deficit of approximately $72.3 million as of March 31, 2015. As of March 31, 2015, we had a commitment for the purchase of an additional $4.3 million in convertible notes to allow for additional cash availability.

On May 11, 2015, we completed our IPO, where we sold 3,570,000 shares of our common stock at a price of $14.00 per share, which excluded the underwriters’ exercise of their over-allotment option, available for thirty days after May 5, 2015. We received additional net proceeds of approximately $1.3 million with the sale of 90,076 additional shares of our common stock at $14.00 per share pursuant to the partial exercise by our underwriters of their over-allotment option.  As a result of our IPO, we raised approximately $45.4 million in net proceeds after deducting underwriting discounts and commissions of $3.6 million and estimated offering expenses of $2.3 million. Costs directly associated with our IPO have been capitalized and are reflected in our financial statements as deferred IPO costs. These costs have been recorded as a reduction of the proceeds received in arriving at the amount to be recorded in additional paid-in capital. Upon completion of the IPO, all outstanding shares of our preferred stock were converted into 2,134,192 shares of common stock.

In August 2014, we entered into an asset-secured growth capital term loan with Oxford Finance, LLC and Silicon Valley Bank. We borrowed the first tranche of the term loan in the amount of $11.0 million in August 2014. A second tranche of $5.0 million is available to us for borrowing until July 4, 2015, the date that is 60 days following the initial closing of our initial public offering.  The loan accrues interest annually at the rate of 8.5%. The loan matures on September 1, 2018 and, at least through September 2015, is payable in monthly interest-only payments. The interest-only payment period is extendable through January 31, 2016 upon funding of the second tranche prior to its expiration. Following the interest-only payment period, equal monthly payments of principal and interest amortized over the remaining term of the loan are due.

Funding Requirements

We continued to use cash in our operating activities during the three months ended March 31, 2015. However, we believe that our cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations for at least the next 12 months.

If, in the future, we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to delay, scale back or discontinue our planned product development or the commercialization of our current and any future products. If we raise additional funds through the issuance of additional debt or equity securities, it could result in increased fixed payment obligations, and/or dilution of current shareholders.

Contractual Obligations

There have been no material changes to our contractual obligations and commitments outside of the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our final prospectus filed with the SEC on May 6, 2015 relating to our Registration Statement on Form S-1/A (File No. 333-201313) for our IPO other than in regards to the conversion of our Convertible Note obligations totaling $3.0 million at March 31, 2015, as discussed above in Note 8.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The FASB issued exposure drafts to change certain aspects of and delay the effective date of ASU 2014-09 by one year, but these drafts have not yet been approved.  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our financial statements and have not yet determined the method by which we will adopt the standard.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Going Concern, or ASU 2014-15. ASU 2014-15 provides GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The standard will be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We do not believe the adoption of this standard will have a significant impact on our financial statements.

In April 2015, the FASB issued an accounting standards update entitled “ASU 2015-03, Interest – Imputation of Interest:  Simplifying the presentation of Debt Issuance Costs”.  The standard requires entities to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset, and the amortization is reported as interest expense.  The result of application of this guidance would be to reduce the deferred financing costs balance, with a corresponding reduction to the long term liabilities to which the debt issuance costs relate in the condensed balance sheets.  The standard does not affect recognition and measurement of debt issuance costs.  The Company expects to adopt ASU 2015-03 on January 1, 2016.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operation is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Items subject to estimates based on judgments include, but are not limited to: revenue recognition, stock-based compensation expense, the value of the warrant liability, the resolution of uncertain tax position, income tax valuation allowances, recovery of long-lived assets and provisions for doubtful accounts, inventory obsolescence and inventory valuation. Actual results could differ from these estimates and such differences could affect the results of operations in future periods.

There were no changes in our significant accounting policies and estimates during the three months ended March 31, 2015 from those set forth in “Critical Accounting Policies and Significant Judgments and Estimates” in our final prospectus filed with the SEC on May 6, 2015 relating to our Registration Statement on Form S-1/A (File No. 333-201313) for our IPO.

Emerging Growth Company Status

We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $1.6 million at March 31, 2015, which consist of bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Our debt is at fixed interest rates.  A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the following:

We are in the very early stages of the costly and challenging process of compiling the systems and processing documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act.  We are not currently in compliance with, and we cannot be certain when we will be able to implement the requirements of, Section 404 of the Sarbanes-Oxley Act

We continue to review, document and test our internal control over financial reporting.  We also continue to take steps to remediate certain identified deficiencies in our internal control over financial reporting. Although efforts remain in process, steps taken during the quarter ended March 31, 2015 to improve our internal control over financial reporting included the following:

•

To address a prior material weakness related to accounting for complex financial instruments, beginning with the preparation of our 2014 financial statements we engaged consultants with experience in accounting for more complex financial instruments and other complex accounting matters, to provide more resources for these accounting matters;

•	We hired an individual with accounting and public company reporting expertise;
•	We implemented new accounting processes and control procedures;
•	We adopted new accounting policies and procedures; and
•	We revisited and updated existing accounting policies and procedures.

Commencing with our fiscal year ending December 31, 2016, we must perform system and process evaluation and testing of our internal controls over financial reporting, to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K for that year, as required by Section 404 of the Sarbanes-Oxley Act.

We are in the very early stages of the costly and challenging process of compiling the systems and processing documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act.  We are not currently in compliance with, and cannot be certain when we will be able to implement the requirements of, Section 404 of the Sarbanes-Oxley Act.

We might not be able to complete our evaluation, testing or any required remediation in a timely fashion.  During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are designed and operating effectively, which could result in a loss of investor confidence in the accuracy and completeness of our financial reports.

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not engaged in any material legal proceedings.  However, in the normal course of business, we may from time to time be named as a party to legal claims, actions and complaints, including matters involving employment, intellectual property others.

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in our final prospectus filed with the SEC on May 6, 2015 relating to our Registration Statement on Form S-1/A (File No. 333-201313), before deciding to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.  We have marked with an asterisk (*) those risk factors that did not appear as a separate risk factor in, or reflect changes from the risk factors included in our final prospectus filed with the Securities and Exchange Commission on May 6, 2015 relating to our Registration Statement on Form S1/A (File No. 333-201313) for our initial public offering.

Risks Related to our Business and Strategy

We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.*

We have incurred losses since our inception and expect to incur losses in the future. We incurred net losses of $2.8 million and $4.1 million during the three months ended March 31, 2014 and 2015, respectively. As of March 31, 2015, we had an accumulated deficit of $72.3 million. We expect that our losses will continue for the foreseeable future as we will be required to invest significant additional funds toward development and commercialization of our HTG Edge platform and our proprietary consumables. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with expanding our staff to sell and support our products, and the increased administrative costs associated with being a public company. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, future product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or sustain profitability.

We will need to raise additional capital to fund our operations. If we are unsuccessful in attracting new capital, we may not be able to continue operations or may be forced to sell assets to do so. Alternatively, capital may not be available to us on favorable terms, or at all. If available, financing terms may lead to significant dilution to our stockholders’ equity.*

We are not profitable and have had negative cash flow from operations. To date, to fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings and revenue generated from the sale of our HTG Edge platform, including our HTG Edge system, the sale of our proprietary consumables, and related services. We currently anticipate that our cash and cash equivalents, together with funds that may be borrowed under our growth term loan, will be sufficient to enable us to fund our operations for at least the next 12 months, which we expect will enable us to complete the development of our planned applications and profiling panels through 2015. We may need to obtain additional funds to finance our operations beyond that point. In addition, our estimates of the amount of cash necessary to fund our operations and development and commercialization activities may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Additional capital may not be available, at such times or in amounts as needed by us. Even if capital is available, it might be available only on unfavorable terms. Any additional equity or convertible debt financing into which we enter could be dilutive to our existing stockholders. Any future debt financing into which we enter may impose covenants upon us that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If access to sufficient capital is not available as and when needed, our business will be materially impaired and we may be required to cease operations, curtail one or more product development or commercialization programs, or we may be required to significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all our assets. Any of these factors could harm our operating results.

Payments under our loan agreement with Oxford Finance LLC and Silicon Valley Bank may reduce our working capital. In addition, a default under our loan agreement could cause a material adverse effect on our financial position.*

In August 2014, we obtained a $16.0 million term loan from Oxford Finance LLC and Silicon Valley Bank, which we collectively refer to as the lenders. Under the terms of the loan agreement, the lenders have initially provided us with a term loan of $11.0 million, with an additional $5.0 million now available with the completion of our IPO in May 2015. The loan, which is secured by a lien covering substantially all of our assets, excluding patents, trademarks and other intellectual property rights (except for rights to payment related to the sale, licensing or disposition of such intellectual property rights) and certain other specified property, requires us to pay interest payments through January 2016, and principal and interest payments thereafter through September 2018. Payments under the loan could result in a significant reduction of our working capital.

We are required to satisfy certain reporting covenants and to comply with certain negative covenants under the loan agreement. If we default under our obligations under the loan agreement, the lenders could proceed against the collateral granted to them to secure our indebtedness or declare all obligations under the loan agreement to be due and payable. In certain circumstances, procedures by the lenders could result in a loss by us of all of our equipment and inventory, which are included in the collateral granted to the lenders. If any indebtedness under the loan agreement were to be accelerated, there can be no assurance that our assets would be sufficient to repay in full that indebtedness. In addition, upon any distribution of assets pursuant to any liquidation, insolvency, dissolution, reorganization or similar proceeding, the holders of secured indebtedness will be entitled to receive payment in full from the proceeds of the collateral securing our secured indebtedness before the holders of other indebtedness or our common stock will be entitled to receive any distribution with respect thereto.

In addition, we acquired intellectual property from NuvoGen Research, LLC, or NuvoGen.  Pursuant to the terms of the asset purchase agreement, we agreed to pay NuvoGen 6% of our yearly revenue until the total aggregate cash compensation paid to NuvoGen under the agreement equals $15.0 million.  To date, we have paid NuvoGen approximately $9.2 million.  We paid our fixed fees for 2015 and the first quarter of 2016 in advance, and our next payment is due in April 2016.  For the remainder of 2016 and 2017, we are required to pay a yearly fixed fee, in quarterly installments, to NuvoGen in the range of $543,750 to $800,000, and may defer the accrued revenue-based payments.  Beginning in 2018, we are obligated to pay the greater of $400,000 or 6% of sales until the obligation is repaid in full.  Payments to NuvoGen could result in a significant reduction in our working capital.

If we do not achieve, sustain or successfully manage our anticipated growth, our business and growth prospects will be harmed.

Our current personnel, systems and facilities may not be adequate to support our business plan and future growth. Our need to effectively manage our operations, growth and various projects requires that we, among other things:

•	continue to improve our operational, financial, management and regulatory compliance controls and reporting systems and procedures;
•	attract and retain sufficient numbers of talented employees;
•	manage our commercialization activities effectively and in a cost-effective manner;
•	manage our relationship with third parties related to the commercialization of our products; and
•	manage our development efforts effectively while carrying out our contractual obligations to contractors and other third parties.

Moreover, growth will place significant strains on our management and our operational and financial systems and processes. For example, expanded market penetration of our HTG Edge platform and related proprietary panels, and future development and approval of diagnostic products, are key elements of our growth strategy that will require us to hire and retain additional sales and marketing, regulatory, manufacturing and quality assurance personnel. If we do not successfully forecast the timing and cost of the development of new panels and diagnostic products, the regulatory clearance or approval for product marketing of any future diagnostic products or the demand and commercialization costs of such products, or manage our anticipated expenses accordingly, our operating results will be harmed.

Our future success is dependent upon our ability to expand our customer base and introduce new applications.

Our current customer base is primarily composed of biopharmaceutical companies, academic institutions and molecular labs that perform analyses using our HTG Edge platform for research use only, which means that they may not be used for clinical diagnostic purposes. Our success will depend, in part, upon our ability to increase our market penetration among these customers and to expand our market by developing and marketing new clinical diagnostic tests and research-use-only applications, and to introduce diagnostic products into clinical laboratories after obtaining the requisite regulatory clearances or approvals. We may not be able to successfully complete development of or commercialize any of our planned future tests and applications. To achieve these goals, we will need to conduct substantial research and development, conduct clinical validation studies, expend significant funds, expand and scale-up our manufacturing processes, expand and train our sales force; and seek and obtain regulatory clearance or approvals of our new tests and applications, as required by applicable regulations. Additionally, we must demonstrate to laboratory directors, physicians and third-party payors that any future diagnostic products are effective in obtaining clinically relevant information that can inform treatment decisions, and that our HTG Edge system and related panels can enable an equivalent or superior approach than other available technology. Furthermore, we expect that increasing the installed base of our HTG Edge system will increase demand for our relatively high margin panels. If we are not able to successfully increase our installed base of the HTG Edge system, sales of our panels and our margins may not meet expectations. Attracting new customers and introducing new panels requires substantial time and expense. Any failure to expand our existing customer base, or launch new panels or diagnostic products, would adversely affect our ability to improve our operating results.

Our financial results may vary significantly from quarter to quarter or may fall below the expectations of investors or securities analysts, each of which may adversely affect our stock price.

Investors should consider our business and prospects in light of the risks and difficulties we expect to encounter in the new, uncertain and rapidly evolving markets in which we compete. Because these markets are new and evolving, predicting their future growth and size is difficult. We expect that our visibility into future sales of our products, including volumes, prices and product mix between instruments and panels, will continue to be limited and could result in unexpected fluctuations in our quarterly and annual operating results.

Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. These fluctuations may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described in this section. In addition, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. Our products involve a significant capital commitment from our customers and accordingly involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of investors or securities analysts, our stock price may be adversely affected.

Our sales cycle is lengthy and variable, which makes it difficult for us to forecast revenue and other operating results.

Our sales process involves numerous interactions with multiple individuals within any given organization, and often includes in-depth analysis by potential customers of our products (where in some instances we will provide a demonstration unit for their use and evaluation), performance of proof-of-principle studies, preparation of extensive documentation and a lengthy review process. As a result of these factors, the capital investment required in purchasing our instruments, and the budget cycles of our customers, the time from initial contact with a customer to our receipt of a purchase order can vary significantly and be up to 12 months or longer. Given the length and uncertainty of our sales cycle, we have in the past experienced, and likely will in the future experience, fluctuations in our instrument sales on a period-to-period basis. In addition, any failure to meet customer expectations could result in customers choosing to retain their existing systems or to purchase systems other than ours.

We depend at least in part on the availability of next generation sequencing, or NGS, instrumentation, and the ability of our HTG EdgeSeq products to operate seamlessly with NGS instrumentation.  Any significant interruption or delay in the ability of our HTG EdgeSeq solution or related panels to operate on NGS instrumentation could reduce demand for our products and result in a loss of customers.

A key element of our strategy is to establish our HTG Edge system as the best front-end platform for clinical sequencing.  Our reputation, and our ability to continue to establish or develop our technology for clinical applications of next generation sequencers, are dependent upon the availability of NGS instrumentation and the reliable performance of our products with NGS instrumentation.  We are not able to control the providers of NGS instrumentation, which increases our vulnerability to interoperability problems with the products that they provide.  For example, providers of NGS instruments may discontinue existing products, or introduce new NGS instrumentation products with little or no notice to us.  This may cause some of our products not to be operable with one or more NGS instruments, potentially for extended periods of time.  Any interruption in the ability of our products to operate on NGS instruments could harm our reputation or decrease market acceptance of our products, and our business, financial condition and operating results may be materially and adversely affected.  We also could experience additional expense in developing new products or changes to existing products to meet developments in NGS instrumentation, and our business, financial condition and operating results may be materially and adversely affected.

If the utility of our HTG Edge system, proprietary profiling panels and solutions in development is not supported by studies published in peer-reviewed medical publications, the rate of adoption of our current and future solutions and the rate of reimbursement of our future products by third-party payors may be negatively affected.

We anticipate that we will need to maintain a continued presence in peer-reviewed publications to promote adoption of our solutions by biopharmaceutical companies, academic institutions and molecular labs and to promote favorable coverage and reimbursement decisions. We believe that peer-reviewed journal articles that provide evidence of the utility of our current and future solutions or the technology underlying the HTG Edge platform and future solutions are important to our commercial success. It is critical to the success of our sales efforts that we educate a sufficient number of clinicians and administrators about the HTG Edge systems, our current panels and our future solutions, and demonstrate the research and clinical benefits of these solutions. Our customers may not adopt our current and future solutions, and third-party payors may not cover or adequately reimburse our future products, unless they determine, based on published peer-reviewed journal articles and the experience of other researchers and clinicians, that our system and related applications provide accurate, reliable and cost-effective information that is useful in making informed and timely treatment decisions. Peer-reviewed publications regarding our platform and solutions may be limited by many factors, including delays in the completion of, poor design of, or lack of compelling data from studies that would be the subject of the article. If our current and future solutions or the technology underlying our HTG Edge system, our current tests and assays or our future solutions do not receive sufficient favorable exposure in peer-reviewed publications, the rate of research and clinician adoption and positive coverage and reimbursement decisions could be negatively affected.

We provide our HTG Edge system and profiling panels free of charge or through other arrangements to customers or key opinion leaders through evaluation agreements or reagent rental programs, and these programs may not be successful in generating recurring revenue from sales of our systems and proprietary panels.

We sell our HTG Edge system and profiling panels under different arrangements in order to expand our installed base and facilitate the adoption of our platform.

In some instances we provide equipment free of charge under evaluation agreements for a limited period of time to permit the user to evaluate the system for their purposes in anticipation of a decision to purchase the system. We retain title to the equipment under such arrangements unless a decision to purchase is made.

When we place a system under a reagent rental agreement, we install equipment in the customer’s facility without a fee and the customer agrees to purchase consumable products at a stated priced over the term of the agreement. While some of these agreements did not historically contain a minimum purchase requirement, we expect to include a minimum purchase requirement in future agreements. We retain title to the equipment and such title is transferred to the customer at no additional charge at the conclusion of the initial arrangement. The cost of the instrument under the agreement is expected to be recovered in the fees charged for consumables, to the extent sold, over the term of the agreement.

Other arrangements might include a collaboration agreement whereby an academic or a commercial collaborator agrees to provide samples free of charge in exchange for the use of an HTG Edge System at no cost in furtherance of a research or clinical project. Any of these alternative arrangements could result in lost revenues and profit and potentially harm our long term goal of achieving profitable operations. In addition, despite the fact we require customers who receive systems we continue to own to carry insurance sufficient to protect us against any equipment losses, we cannot guarantee that they will maintain such coverage, which may expose us to a loss of the value of the equipment in the event of any loss or damage.

There are instances where we provide our systems to key opinion leaders free of charge, to gather data and publish the results of their research to assist our marketing efforts. We have no control over some of the work being performed by these key opinion leaders, or whether the results will be satisfactory. It is possible that the key opinion leader may generate data that is unsatisfactory and could potentially harm our marketing efforts. In addition, customers may from time to time create negative publicity about their experience with our systems, which could harm our reputation and negatively affect market perception and adoption of our platform.

Placing our HTG Edge systems under evaluation agreements, under reagent rental agreements or with our key opinion leaders without receiving payment for the instruments could require substantial additional working capital to provide additional units for sale to our customers.

A significant amount of our inventory consists of instruments held by prospective customers who are evaluating our products and may not be converted to revenue on the timeframe that we anticipate or at all.*

As of March 31, 2015, approximately $648,000 of our inventory consisted of HTG Edge and HTG EdgeSeq instruments held by customers who are evaluating and testing our products.  If a material number of these prospective customers do not adopt our products within the time periods that we estimate, or at all, then we will not be able to convert the inventory held by these customers into revenues.  If we are unable to sell this inventory to other customers or if it becomes obsolete as we develop our next generation HTG EdgeSeq processor, we may be required to write off a significant portion of this inventory.

Our strategy of developing companion diagnostic products may require large investments in working capital and may not generate any revenues.

A key component of our strategy is the development of companion diagnostic products designed to determine the appropriate patient population for administration of a particular medication, to more successfully treat a variety of illnesses. Successfully developing a companion diagnostic product depends both on regulatory approval for administration of the therapeutic, as well as regulatory approval of the diagnostic product. We may be successful in developing products that would be useful as companion diagnostic products, and potentially receive regulatory approval for such products, however the biopharmaceutical companies that develop the corresponding therapeutics may select a competing technology to use in their regulatory submission instead of ours. The development of companion diagnostic products requires a significant investment of working capital which may not result in any future income. This could require us to raise additional funds which could dilute our current investors, or could impact our ability to continue our operations in the future.

Our current business depends on levels of research and development spending by academic and governmental research institutions and biopharmaceutical companies, a reduction in which could limit demand for our products and adversely affect our business and operating results.

Our revenue will be derived initially from sales of our HTG Edge system, proprietary panels, and the development of custom panels for biopharmaceutical companies, academic institutions and molecular labs worldwide for research applications. The demand for our products will depend in part upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:

•	changes in government programs that provide funding to research institutions and companies;
•	macroeconomic conditions and the political climate;
•	changes in the regulatory environment;
•	differences in budgetary cycles;
•	market-driven pressures to consolidate operations and reduce costs; and
•	market acceptance of relatively new technologies, such as ours.

We believe that any uncertainty regarding the availability of research funding may adversely affect our operating results and may adversely affect sales to customers or potential customers that rely on government funding. In addition, academic, governmental and other research institutions that fund research and development activities may be subject to stringent budgetary constraints that could result in spending reductions, reduced allocations or budget cutbacks, which could jeopardize the ability of these customers to purchase our products. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. Any decrease in our customers’ budgets or expenditures, or in the size, scope or frequency of capital or operating expenditures, could materially and adversely affect our business, operating results and financial condition.

We have limited experience in marketing and selling our products, and if we are unable to successfully commercialize our products, our business may be adversely affected.

We have limited experience marketing and selling our products. Our HTG Edge system was introduced for sale in the life sciences research market in the third quarter of 2013. We currently market our products through our own sales force in the United States, through a third party contract sales team in Europe and a distributor in parts of Asia. In the future, we intend to expand our sales and support team in the United States, establish a direct sales and support team in Europe and additional distributor and/or third party contract sales team relationships in other parts of the world. However, we may not be able to market and sell our products effectively. Our sales of life science research products and potential future diagnostic products will depend in large part on our ability to successfully increase the scope of our marketing efforts and establish and maintain a sales force commensurate with our then applicable markets. Because we have limited experience in marketing and selling our products in the life science research market and no experience in marketing and selling our products in the diagnostic market, our ability to forecast demand, the infrastructure required to support such demand and the sales cycle to customers is unproven. If we do not build an efficient and effective sales force and distributor relationships targeting these markets, our business and operating results will be adversely affected.

The development of future products is dependent on new methods and/or technologies that we may not be successful in developing.

We are planning to expand our product offerings in the fields of detecting RNA fusions and rearrangements and DNA mutations. We believe we have successfully demonstrated proof of concept that our technology is able to detect these fusions and mutations, but to date our work in this area has only been on a very small scale. We cannot guarantee that we will be able to successfully develop these applications on a commercial scale. If we are unsuccessful at developing additional applications involving RNA fusions or DNA or RNA mutations, we may be limited in the breadth of additional products we can offer in the future, which could impact our future revenues and profits.

If we do not obtain regulatory clearance or approval to market our products for diagnostic purposes, we will be limited to marketing our products for research use only. In addition, if regulatory limitations are placed on our diagnostic products our business and growth will be harmed.*

Currently we are limited to marketing our HTG Edge system and proprietary profiling panels for research use only, which means that we cannot make any diagnostic or clinical claims. We intend to seek regulatory clearances or approvals in the United States and other jurisdictions to market certain panels for diagnostic purposes; however, we may not be successful in doing so. The FDA regulates diagnostic kits sold and distributed through interstate commerce in the United States as medical devices. Unless an exemption applies, generally, before a new medical device may be sold or distributed in the United States, or may be marketed for a new use in the United States, the medical device must receive either FDA clearance of a 510(k) pre-market notification or pre-market approval. As a result, before we can market or distribute our profiling panels, including our mRNA and miRNA assays, in the United States as in vitro diagnostics, or IVD, kits for use by clinical testing laboratories, we must first obtain pre-market clearance or pre-market approval from the FDA. We have not yet applied for clearance or approval from the FDA for any of our solutions, and need to complete additional clinical validations before we submit an application, which can be a lengthy process.  We are working collaboratively with multiple biopharmaceutical companies to develop an expanded HTG EdgeSeq-based expression panel for DLBCL which will include their important drug linked gene targets.  We are also developing an HTG EdgeSeq panel to detect certain gene fusions in lung cancer.  With respect to the DLBCL panel, we plan to submit for regulatory clearances at some future time if and when our work with the biopharmaceutical companies has a positive outcome.  With respect to the gene fusion panel for lung cancer, we plan to submit for regulatory clearances in late 2015 or early 2016 to market the product as an IVD in the United States and CE/IVD in Europe, although we cannot provide any assurances that we will meet that timeline.  Once we complete the requisite clinical validations and submit an application, we may not receive FDA clearance or approval for the commercial use of our tests on a timely basis, or at all.  If we are unable to obtain regulatory clearance or approval, or if clinical diagnostic laboratories do not accept our cleared or approved tests, our ability to grow our business could be compromised.

Similarly, foreign countries have either implemented or are in the process of implementing increased regulatory controls that require that we submit applications for review and approval by foreign regulatory bodies. Once we do apply, we may not receive approval for the commercial use of our tests on a timely basis, or at all. If we are unable to achieve appropriate ex-U.S. approvals, or if clinical diagnostic laboratories outside the United States do not accept our tests, our ability to grow our business outside of the United States could be compromised.

If our HTG Edge system and proprietary profiling panels fail to achieve and sustain sufficient market acceptance, we will not generate expected revenue, and our prospects may be harmed.

We are currently focused on selling our HTG Edge systems and profiling panels within the life sciences research market. We plan to develop panels for many different disease states including companion diagnostics to determine the proper course of medication for those diseases. We may experience reluctance, or refusal, on the part of physicians to order, and third-party payors to cover and provide adequate reimbursement for, our panels if the results of our research and clinical studies, and our sales and marketing activities relating to communication of these results, do not convey to physicians, third-party payors and patients that the HTG Edge system and related profiling panels provide equivalent or better diagnostic information than other available technologies and methodologies. We believe our panels represent a new methodology in diagnosing disease states, and we may have to overcome resistance among physicians to adopting it for the marketing of our products to be successful. Even if we are able to obtain regulatory approval from the FDA, the use of our panels may not become the standard diagnostic tool for those diseases on which we plan to focus our efforts. A portion of our strategy is to develop diagnostic tools in conjunction with biopharmaceutical companies to help assess the proper course of treatment for specific diseases. Even if we are successful in developing those diagnostic tools and receive regulatory approval, we still may not be successful in marketing those diagnostic tests. Furthermore, our biopharmaceutical partners may choose alternative diagnostic tests to market with their products instead of ours which could limit our diagnostic test sales and revenues.

As part of our current business model, we intend to seek to enter into strategic collaborations and licensing arrangements with third parties to develop diagnostic tests.

We have relied, and expect to continue to rely, on strategic collaborations and licensing agreements with third parties for discoveries based on which we develop profiling panels. We have entered into agreements with third parties to develop assays, and ultimately diagnostic tests, to aid in the diagnosis of breast-related disorders, melanoma and other diseases. We intend to enter into additional similar agreements with life sciences companies and other researchers for future diagnostic products. However, we cannot guarantee that we will enter into any additional agreements. In particular, our life sciences research customers are not obligated to collaborate with us or license technology to us, and they may choose to develop diagnostic products themselves or collaborate with our competitors. Establishing collaborations and licensing arrangements is difficult and time-consuming. Discussions may not lead to collaborations or licenses on favorable terms, or at all. Potential collaborators or licensors may elect not to work with us based upon their assessment of our financial, regulatory or intellectual property position. To the extent we enter into new collaboration or licensing agreements, they may never result in the successful development or commercialization of future tests or other products for a variety of reasons, including because our collaborators may not succeed in performing their obligations or may choose not to cooperate with us. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Moreover, to the extent we agree to work exclusively with a party in a given area, our opportunities to collaborate with others would be limited. Even if we establish new relationships, they may never result in the successful development or commercialization of future tests or other products. Disputes with our collaborators could also impair our reputation or result in development delays, decreased revenues and litigation expenses.

Our research and development efforts will be hindered if we are not able to contract with third parties for access to archival tissue samples.

Our future development of products for clinical indications will require access to archival patient samples for which data relevant to the clinical indication of interest is known. Under standard clinical practice, tissue biopsies removed from patients are preserved and stored in formalin-fixed paraffin embedded, or FFPE, format. We rely on our ability to secure access to these archived FFPE biopsy samples together with the information pertaining to the clinical outcomes of the patients from which the samples were taken. Owners or custodians of samples of this type may be difficult to identify and/or identified samples may be of poor quality or limited in number or amount. Additionally, others compete with us for access to these samples for both research and commercial purposes. Even when an appropriate cohort of samples is identified, the process of negotiating access to these samples can be lengthy because it typically involves numerous parties and approval levels to resolve complex issues such as usage rights, institutional review board approval, privacy rights, publication rights, and intellectual property ownership. If we are not able to negotiate access to archived tissue samples on a timely basis, or at all, or if our competitors or others secure access to these samples before us, our ability to research, develop and commercialize future products will be limited or delayed.

The life sciences research and diagnostic markets are highly competitive. We face competition from enhanced or alternative technologies and products, which could render our products and/or technologies obsolete. If we fail to compete effectively, our business and operating results will suffer.

We face significant competition in the life sciences research and diagnostics markets. We currently compete with both established and early-stage life sciences research companies that design, manufacture and market instruments and consumables for gene expression analysis, single-cell analysis, polymerase chain reaction, or PCR, digital PCR, other nucleic acid detection and additional applications. These companies use well-established laboratory techniques such as microarrays or quantitative PCR, or qPCR, as well as newer technologies such as next generation sequencing. We believe our principal competitors in the life sciences research market are Affymetrix, Inc., Agilent Technologies, Inc., Exiqon A/S, Fluidigm Corporation, Foundation Medicine, Inc. Illumina, Inc., Abbott Laboratories, Luminex Corporation, NanoString Technologies, Inc., Qiagen N.V., Roche Diagnostics, Inc. and Thermo Fisher Scientific, Inc. In addition, there are a number of new market entrants in the process of developing novel technologies for the life sciences market, including companies such as RainDance Technologies, Inc., Genomic Health, Inc. and Wafergen Bio-Systems, Inc. One or more of our competitors could develop a product that is superior to a product we offer or intend to offer or our technology and products may be rendered obsolete or uneconomical by advances in existing technologies.

Within the diagnostic market, there are competitors that manufacture systems for sales to hospitals and laboratories and other competitors that offer tests conducted through Clinical Laboratory Improvement Amendments, or CLIA, laboratories. We will also compete with commercial diagnostics companies. Most of our current competitors are either publicly traded, or are divisions of publicly-traded companies, and enjoy a number of competitive advantages over us, including:

•	greater name and brand recognition, financial and human resources;
•	broader product lines;
•	larger sales forces and more established distributor networks;
•	substantial intellectual property portfolios;
•	larger and more established customer bases and relationships; and
•	better established, larger scale, and lower cost manufacturing capabilities.

We believe that the principal competitive factors in all of our target markets include:

•	cost of capital equipment;
•	cost of consumables and supplies;
•	reputation among customers;
•	innovation in product offerings;
•	flexibility and ease-of-use;
•	accuracy and reproducibility of results; and
•	compatibility with existing laboratory processes, tools and methods.

We believe that additional competitive factors specific to the diagnostics market include:

•	breadth of clinical decisions that can be influenced by information generated by tests;
•	volume, quality, and strength of clinical and analytical validation data;
•	availability of coverage and adequate reimbursement for testing services; and
•	economic benefit accrued to customers based on testing services enabled by products.

Our products may not compete favorably and we may not be successful in the face of increasing competition from new products and technologies introduced by our existing competitors or new companies entering our markets. In addition, our competitors may have or may develop products or technologies that currently or in the future will enable them to produce competitive products with greater capabilities or at lower costs than ours. Any failure to compete effectively could materially and adversely affect our business, financial condition and operating results.

We may not be able to develop new products or enhance the capabilities of our systems to keep pace with rapidly changing technology and customer requirements, which could have a material adverse effect on our business and operating results.

Our success depends on our ability to develop new products and applications for our technology in existing and new markets, while improving the performance and cost-effectiveness of our systems. New technologies, techniques or products could emerge that might offer better combinations of price and performance than our current or future products and systems. Existing markets for our products, including gene expression analysis, single-cell analysis and copy number variation, as well as potential markets for our diagnostic product candidates, are characterized by rapid technological change and innovation. It is critical to our success that we anticipate changes in technology and customer requirements and to successfully introduce new, enhanced and competitive technologies to meet our customers’ and prospective customers’ needs on a timely and cost-effective basis. At the same time, however, we must carefully manage the introduction of new products. If customers believe that such products will offer enhanced features or be sold for a more attractive price, they may delay purchases until such products are available. We may also have excess or obsolete inventory of older products as we transition to new products and our experience in managing product transitions is very limited. If we do not successfully innovate and introduce new technology into our product lines or effectively manage the transitions to new product offerings, our revenues and results of operations will be adversely impacted.

Competitors may respond more quickly and effectively than we do to new or changing opportunities, technologies, standards or customer requirements. We anticipate that we will face increased competition in the future as existing companies and competitors develop new or improved products and as new companies enter the market with new technologies.

If we do not successfully manage the development and launch of new products, our financial results could be adversely affected.

We face risks associated with launching new products and with undertaking to comply with regulatory requirements for certain of our products.  If we encounter development or manufacturing challenges or discover errors during our product development cycle, the product launch date(s) may be delayed.  The expenses or losses associated with unsuccessful product development or launch activities or lack of market acceptance of our new products could adversely affect our business or financial condition.

We are dependent on third-party suppliers for our systems and some of the components and materials used in our products, and the loss of any of these suppliers could harm our business.

We rely on a third-party supplier to build our HTG Edge system and two other suppliers to supply certain components used in the processor and reader. Our contracts with certain of these parties do not commit them to carry inventory or make available any particular quantities, and they may give other customers’ needs higher priority than ours and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. We also rely on third-party suppliers for various components we use to manufacture our consumable products. We periodically forecast our needs for such components and enter into standard purchase orders with them. If we were to lose such suppliers, we may not be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, or at all. If we should encounter delays or difficulties in securing the quality and quantity of materials we require for our products, our supply chain would be interrupted which would adversely affect our sales. If any of these events occur, our business and operating results could be materially harmed.

If our Tucson facility becomes unavailable or inoperable, the manufacturing of our consumables or process sales orders will be interrupted and our business could be materially harmed.

We manufacture our consumable products in our facility in Tucson, Arizona. In addition, our Tucson facility is the center for order processing, receipt of our HTG Edge instruments manufactured by third-party contract manufacturers and shipping products to customers. We do not have redundant facilities. Damage to our facility and the equipment we use to perform research and development and manufacture our consumable products would be costly, and we would require substantial lead-time to repair or replace this facility and equipment. Tucson is situated in the desert, subject to flooding, power spikes and power outages. The facility may be harmed or rendered inoperable by natural or man-made disasters, including floods, earthquakes and power outages, which may render it difficult or impossible for us to produce our tests for some period of time. The inability to manufacture consumables or to ship products to customers for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

We expect to generate a portion of our revenue internationally and are subject to various risks relating to our international activities which could adversely affect our operating results.*

During each of the three months ended March 31, 2014 and 2015, approximately 32% and 4% of our revenue was generated from sales to customers located outside of the United States. We expect that a percentage of our future revenue will continue to come from international sources, and we expect to expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

•	required compliance with existing and changing foreign regulatory requirements and laws;
•	required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act and U.K. Bribery Act, data privacy requirements, labor laws and anti-competition regulations;
•	export and import restrictions;
•	various reimbursement, pricing and insurance regimes;
•	laws and business practices favoring local companies;
•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•	political and economic instability;
•

potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers, including transfer pricing, value added and other tax systems, double taxation and restrictions and/or taxation on repatriation of earnings;

•	tariffs, customs charges, bureaucratic requirements and other trade barriers;
•	difficulties and costs of staffing and managing foreign operations;
•	increased financial accounting and reporting burdens and complexities; and
•	difficulties protecting or procuring intellectual property rights, including from reduced or varied protection for intellectual property rights in some countries.

Additionally, as we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Historically, most of our revenue has been denominated in U.S. dollars, although we have sold our products and services in local currency outside of the United States, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. As our operations in countries outside of the United States grows, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could negatively impact our results of operations in the future. For example, if the value of the U.S. dollar increases relative to foreign currencies, in the absence of a corresponding change in local currency prices, our revenue could be adversely affected as we convert revenue from local currencies to U.S. dollars.

If we dedicate significant resources to our international operations and are unable to manage these risks effectively, our business, operating results and prospects will suffer. Moreover, we cannot be certain that the investment and additional resources required in establishing operations in other countries will produce desired levels of revenue or profitability.

In addition, any failure to comply with applicable legal and regulatory obligations could negatively impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities.

Our reliance on distributors and sales partners for sales of our products outside of the United States could limit or prevent us from selling them in foreign markets and may impact our revenue.

We have established an exclusive distribution agreement for our HTG Edge system and related profiling panels in the research-use-only market within parts of Asia. In addition, we have an agreement with a contract sales team in Europe, which we plan to transition to our own direct sales and support team in the future. We intend to continue to grow our business internationally, and to do so, in addition to expanding our own direct sales and support team, we plan to attract additional distributors and sales partners to maximize the commercial opportunity for our products. We cannot guarantee that we will be successful in attracting desirable distribution and sales partners or that we will be able to enter into such arrangements on favorable terms. Distributors and sales partners may not commit the necessary resources to market and sell our products to the level of our expectations or may favor marketing the products of our competitors. If current or future distributors or sales partners do not perform adequately, or we are unable to enter into effective arrangements with distributors or sales partners in particular geographic areas, we may not realize long-term international revenue growth.

Limitations in the use of our products could harm our reputation or decrease market acceptance of our products; undetected errors or defects in our products could harm our reputation, decrease market acceptance of our products or expose us to product liability claims.*

When first introduced, our products may be subject to certain operational limitations.  For example, in the past we have introduced new panels that initially were intended to be used with specific types of tissue samples.  Because our customers desire that our panels be broadly applicable to many biological sample types, these initial limitations could harm our reputation or decrease market acceptance of our products.  If that occurs, we may incur significant costs, the attention of our key personnel could be diverted, or other significant customer relations problems may arise, which could harm our business and operating results.

Similarly, our products may contain undetected errors or defects when first introduced or as new versions are released.  Since our current customers use our products for research and may, if cleared or approved, in the future use them for diagnostic applications, disruptions or other performance problems with our products may damage our customers’ businesses and could harm our reputation.  If that occurs, we may incur significant costs, the attention of our key personnel could be diverted, or other significant customer relations problems may arise.  We may also be subject to warranty and liability claims for damages related to errors or defects in our products.  A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our products could harm our business and operating results.

The sale and use of products or services based on our technologies, or activities related to our research and clinical studies, could lead to the filing of product liability claims if someone were to allege that one of our products contained a design or manufacturing defect which resulted in the failure to adequately perform the analysis for which it was designed  A product liability claim could result in substantial damages and be costly and time consuming to defend, either of which could materially harm our business or financial condition.  We cannot assure investors that our product liability insurance could adequately protect our assets from the financial impact of defending a product liability claim.  Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing insurance coverage in the future.

The enactment of legislation implementing changes in the U.S. taxation of international business activities or the adoption of other tax reform policies could materially impact our future financial position and results of operations.

Recent changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of future foreign earnings. Should the scale of our international business activities expand, any such changes in the U.S. taxation of such activities could increase our worldwide effective tax rate and harm our future financial position and results of operations.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.*

As of March 31, 2015, we had Federal net operating loss carryforwards, or NOLs, to offset future taxable income of approximately $58.3 million, which will begin to expire in 2021 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three year period) is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We believe we may have already experienced an ownership change and may in the future experience one or more additional ownership changes, and as a result, our ability to use pre-ownership change NOLs and other pre-ownership change tax attributes to offset post-ownership change income may be limited. Such limitations may cause a portion of our NOL and credit carryforwards to expire. In addition, future changes in our stock ownership, including as a result of this or future offerings, as well as other changes that may be outside of our control, could result in ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

Provisions of the instruments governing our indebtedness may restrict our ability to pursue our business strategies.

Our loan agreement with Oxford Finance LLC and Silicon Valley Bank requires us, and any debt arrangements we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:

•	dispose of assets;
•	complete mergers or acquisitions;
•	incur indebtedness;
•	encumber assets;
•	pay dividends or make other distributions to holders of our capital stock;
•	make specified investments;
•	change certain key management personnel; and
•	engage in transactions with our affiliates.

These restrictions could inhibit our ability to pursue our business strategies. If we default under our loan agreement or certain other agreements, and such event of default is not cured or waived, the lenders could terminate commitments to lend and cause all of our outstanding indebtedness with them to be due and payable immediately. Our assets and cash flow may not be sufficient to fully repay these amounts upon a default.

We may incur additional indebtedness in the future. The debt instruments governing such indebtedness may contain provisions that are as, or more, restrictive than the provisions governing our existing indebtedness under the loan agreement. If we are unable to repay, refinance or restructure our indebtedness when payment is due, the lenders could proceed against the collateral granted to them to secure such indebtedness or force us into bankruptcy or liquidation.

Acquisitions or joint ventures could disrupt our business, cause dilution to our stockholders and otherwise harm our business.

We may acquire other businesses, products or technologies as well as pursue strategic alliances, joint ventures, technology licenses or investments in complementary businesses. We have not made any acquisitions to date, and our ability to do so successfully is unproven. Moreover, we have limited experience with respect to the formation of collaborations, strategic alliances and joint ventures. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including:

•	disruption in our relationships with customers, distributors or suppliers as a result of such a transaction;
•	unanticipated liabilities related to acquired companies;
•	difficulties integrating acquired personnel, technologies and operations into our existing business;
•	diversion of management time and focus from operating our business to acquisition integration challenges;
•	increases in our expenses and reductions in our cash available for operations and other uses; and
•	possible write-offs or impairment charges relating to acquired businesses.

Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. Also, the anticipated benefit of any acquisition may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition. We cannot predict the number, timing or size of future joint ventures or acquisitions, or the effect that any such transactions might have on our operating results.

If any members of our management team were to leave us or we are unable to recruit, train and retain key personnel, we may not achieve our goals.

Our future success depends on our ability to recruit, train, retain and motivate key personnel, including our senior management, research and development, manufacturing and sales and marketing personnel. If we were to lose one or more of our key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies. Competition for qualified personnel is intense, and we may not be able to attract talent. Our growth depends, in part, on attracting, retaining and motivating highly-trained sales personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively identify and sell to potential new customers. In particular, the commercialization of our HTG Edge platform and related panels requires us to continue to establish and maintain a sales and support team to optimize the market for research tools, then to fully optimize a broad array of diagnostic market opportunities if we receive approval for any future diagnostic products. We do not maintain fixed term employment contracts or key man life insurance with any of our employees. Because of the complex and technical nature of our products and the dynamic market in which we compete, any failure to retain our management team or to attract, train, retain and motivate other qualified personnel could materially harm our operating results and growth prospects.

Our operating results may be harmed if we are required to collect sales, services or other related taxes for our products and services in jurisdictions where we have not historically done so.

We do not believe that we are required to collect sales, use, services or other similar taxes from our customers in certain jurisdictions. However, one or more countries or states may seek to impose sales, use, services, or other tax collection obligations on us, including for past sales. A successful assertion by one or more jurisdictions that we should collect sales or other taxes on the sale of our products and services could result in substantial tax liabilities for past sales and decrease our ability to compete for future sales. Each country and each state has different rules and regulations governing sales and use taxes and these rules and regulations are subject to varying interpretations that may change over time. We review these rules and regulations periodically and, when we believe sales and use taxes apply in a particular jurisdiction, voluntarily engage tax authorities in order to determine how to comply with their rules and regulations. We cannot assure you that we will not be subject to sales and use taxes or related penalties for past sales in jurisdictions where we presently believe sales and use taxes are not due.

Providers of goods or services are typically held responsible by taxing authorities for the collection and payment of any applicable sales and similar taxes. If one or more taxing authorities determines that taxes should have, but have not, been paid with respect to our products and services, we may be liable for past taxes in addition to being required to collect sales or similar taxes in respect of our products and services going forward. Liability for past taxes may also include substantial interest and penalty charges. Our client contracts provide that our clients must pay all applicable sales and similar taxes. Nevertheless, clients may be reluctant to pay back taxes and may refuse responsibility for interest or penalties associated with those taxes or we may determine that it would not be feasible to seek reimbursement. If we are required to collect and pay back taxes and the associated interest and penalties and if our customers do not reimburse us for all or a portion of these amounts, we will have incurred unplanned expenses that may be substantial. Moreover, imposition of such taxes on our products and services going forward will effectively increase the cost of such products and services to our clients.

Many states are also pursuing legislative expansion of the scope of goods and services that are subject to sales and similar taxes as well as the circumstances in which a vendor of goods and services must collect such taxes. Furthermore, legislative proposals have been introduced in Congress that would provide states with additional authority to impose such taxes. Accordingly, it is possible that either Federal or state legislative changes may require us to collect additional sales and similar taxes from our clients in the future.

Undetected errors or defects in our products could harm our reputation, decrease market acceptance of our products or expose us to product liability claims.*

Our products may contain undetected errors or defects when first introduced or as new versions are released. Since our current customers use our products for research and may, if cleared or approved, in the future use them for diagnostic applications, disruptions or other performance problems with our products may damage our customers’ businesses and could harm our reputation. If that occurs, we may incur significant costs, the attention of our key personnel could be diverted, or other significant customer relations problems may arise. We may also be subject to warranty and liability claims for damages related to errors or defects in our products. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our products could harm our business and operating results.

The sale and use of products or services based on our technologies, or activities related to our research and clinical studies, could lead to the filing of product liability claims if someone were to allege that one of our products contained a design or manufacturing defect which resulted in the failure to adequately perform the analysis for which it was designed. A product liability claim could result in substantial damages and be costly and time consuming to defend, either of which could materially harm our business or financial condition. We cannot assure investors that our product liability insurance would adequately protect our assets from the financial impact of defending a product liability claim. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing insurance coverage in the future.

Our insurance policies are expensive and protect us only from some business risks, which will leave us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, foreign liability, employee benefits liability, property, automobile, umbrella, workers’ compensation, products liability and directors’ and officers’ insurance. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

Performance issues, service interruptions or price increases by our shipping carriers could adversely affect our business and harm our reputation and ability to provide our services on a timely basis.

Expedited, reliable shipping is essential to our operations. We rely heavily on providers of transport services for reliable and secure point-to-point transport of our HTG Edge system instrumentation and consumables to our customers and, as applicable, customers’ samples to our laboratory, and for enhanced tracking of these shipments. Should a carrier encounter delivery performance issues such as loss, damage or destruction of any instrumentation, consumables or samples, it would be costly to replace such instrumentation or consumables in a timely manner and may be difficult to replace customers’ samples lost or damaged in shipping, and such occurrences may damage our reputation and lead to decreased demand for our products and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions affecting delivery services we use would adversely affect our ability to process orders for our products or receive recipient samples on a timely basis.

We face risks related to handling of hazardous materials and other regulations governing environmental safety.

Our operations are subject to complex and stringent environmental, health, safety and other governmental laws and regulations that both public officials and private individuals may seek to enforce. Our activities that are subject to these regulations include, among other things, our use of hazardous materials and the generation, transportation and storage of waste. We could discover that we or an acquired business is not in material compliance with these regulations. Existing laws and regulations may also be revised or reinterpreted, or new laws and regulations may become applicable to us, whether retroactively or prospectively, that may have a negative effect on our business and results of operations. It is also impossible to eliminate completely the risk of accidental environmental contamination or injury to individuals. In such an event, we could be liable for any damages that result, and any liability could exceed our resources or any applicable insurance coverage we may have, which events could adversely affect our business.

Risks Related to Government Regulation and Diagnostic Product Reimbursement

Our “research use only” products for the life sciences market could become subject to regulation as medical devices by the FDA or other regulatory agencies in the future which could increase our costs and delay our commercialization efforts, thereby materially and adversely affecting our life sciences business and results of operations.

In the United States, our products are currently labeled and sold for research use only, or RUO, and not for the diagnosis or treatment of disease, and are sold to a variety of parties, including biopharmaceutical companies, academic institutions and molecular labs. Because such products are not intended for use in clinical practice in diagnostics, and the products cannot include clinical or diagnostic claims, they are exempt from many regulatory requirements otherwise applicable to medical devices. In particular, while the FDA regulations require that RUO products be labeled, “For Research Use Only. Not for use in diagnostic procedures,” the regulations do not subject such products to the FDA’s pre- and post-market controls for medical devices.

A significant change in the laws governing RUO products or how they are enforced may require us to change our business model in order to maintain compliance. For instance, in November 2013 the FDA issued a Guidance document entitled “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only”, or the RUO Guidance, which highlights the FDA’s interpretation that distribution of RUO products with any labeling, advertising or promotion that suggests that clinical laboratories can validate the test through their own procedures and subsequently offer it for clinical diagnostic use as a laboratory developed test is in conflict with RUO status. The RUO Guidance further articulates the FDA’s position that any assistance offered in performing clinical validation or verification, or similar specialized technical support, to clinical laboratories, is in conflict with RUO status. If we engage in any activities that the FDA deems to be in conflict with the RUO status held by the products that we sell, we may be subject to immediate, severe and broad FDA enforcement action that would adversely affect our ability to continue operations. Accordingly, if the FDA finds that we are distributing our RUO products in a manner that is inconsistent with its guidance, we may be forced to stop distribution of our RUO tests until we are in compliance, which would reduce our revenues, increase our costs and adversely affect our business, prospects, results of operations and financial condition.

In the event that the FDA requires marketing authorization of our RUO products in the future, there can be no assurance that the FDA will ultimately grant any clearance or approval requested by us in a timely manner, or at all.

Approval and/or clearance by the FDA and foreign regulatory authorities for any diagnostic tests will take significant time and require significant research, development and clinical study expenditures and ultimately may not succeed.

Before we begin to label and market our products for use as clinical diagnostics in the United States, including as companion diagnostics, unless an exemption applies, we will be required to obtain either 510(k) clearance or pre-market approval, or PMA, from the FDA. In addition, we may be required to seek FDA clearance for any changes or modifications to our products that could significantly affect their safety or effectiveness, or would constitute a change in intended use. The 510(k) clearance processes can be expensive, time-consuming and uncertain. In addition to the time required to conduct clinical trials, if necessary, it generally takes from four to twelve months from submission of an application to obtain 510(k) clearance; however, it may take longer and 510(k) clearance may never be obtained. Even if the FDA accepts a 510(k) submission for filing, the FDA may request additional information or clinical studies during its review. Our ability to obtain additional regulatory clearances for new products and indications may be significantly delayed or may never be obtained. In addition, we may be required to obtain PMAs for new products or product modifications. The requirements of the more rigorous PMA process could delay product introductions and increase the costs associated with FDA compliance. As with all in vitro diagnostic products, the FDA reserves the right to redefine the regulatory path at the time of submission or during the review process, and could require a more burdensome approach. Even if we were to obtain regulatory approval or clearance, it may not be for the uses we believe are important or commercially attractive, in which case we would not be permitted to market our product for those uses.

A 510(k) clearance or PMA approval for any future medical device product would likely place substantial restrictions on how the device is marketed or sold, and we will be required to continue to comply with extensive regulatory requirements, including, but not limited to, quality system regulations, or QSR, registering manufacturing facilities, listing the products with the FDA, and complying with labeling, marketing, complaint handling, adverse event and medical device reporting requirements and corrections and removals. We cannot assure you that we will successfully maintain the clearances or approvals we may receive in the future. In addition, any clearances or approvals we obtain may be revoked if any issues arises that bring into question our products’ safety or effectiveness. Any failure to maintain compliance with FDA regulatory requirements could harm our business, financial condition and results of operations.

Sales of our diagnostic products outside the United States will be subject to foreign regulatory requirements governing clinical studies, vigilance reporting, marketing approval, manufacturing, product licensing, pricing and reimbursement. These regulatory requirements vary greatly from country to country. As a result, the time required to obtain approvals outside the United States may differ from that required to obtain FDA approval and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA and foreign regulatory authorities could require additional testing. In addition, the FDA regulates exports of medical devices. Failure to comply with these regulatory requirements or obtain required approvals could impair our ability to commercialize our diagnostic products outside of the United States.

We expect to rely on third parties to conduct any future studies of our diagnostic products that may be required by the FDA or other regulatory authorities, and those third parties may not perform satisfactorily.*

We do not have the ability to independently conduct the clinical studies or other studies that may be required to obtain FDA and other regulatory clearance or approval for our diagnostic products, including the HTG Edge system and related proprietary panels. Accordingly, we expect to rely on third parties, such as medical institutions and clinical investigators, to conduct such studies. Our reliance on these third parties for clinical development activities will reduce our control over these activities. These third-party contractors may not complete activities on schedule or conduct studies in accordance with regulatory requirements or our study design. Our reliance on third parties that we do not control will not relieve us of any applicable requirement to prepare, and ensure compliance with, various procedures required under good clinical practices. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our studies may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our diagnostic products.

We expect to rely on third parties to conduct any future studies of our diagnostic products that may be required by the FDA or other regulatory authorities, and those third parties may not perform satisfactorily.*

We do not have the ability to independently conduct the clinical studies or other studies that may be required to obtain FDA and other regulatory clearance or approval for our diagnostic products, including the HTG Edge system, the HTG EdgeSeq system and related proprietary panels.  Accordingly, we expect to rely on third parties, such as medical institutions and clinical investigators, and providers of NGS instrumentation, to conduct such studies and/or to provide information necessary for our submissions to regulatory authorities.  Our reliance on these third parties for clinical development activities or information will reduce our control over these activities.  These third-parties may not complete activities on schedule or conduct studies in accordance with regulatory requirements or our study design.  Similarly, providers of NGS instrumentation may not place the same importance on our regulatory submissions as we do.  Our reliance on third parties that we do not control will not relieve us of any applicable requirement to prepare, and ensure compliance with, the various procedures requires under good clinical practices, or the submission of all information required in connection with requested regulatory approvals.  If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised du3e to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our studies may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our diagnostic products.

Even if we are able to obtain regulatory approval or clearance for our diagnostic products, we will continue to be subject to ongoing and extensive regulatory requirements, and our failure to comply with these requirements could substantially harm our business.

If we receive regulatory approval or clearance for our diagnostic products, we will be subject to ongoing FDA obligations and continued regulatory oversight and review, such as compliance with QSRs, inspections by the FDA, continued adverse event and malfunction reporting, corrections and removals reporting, registration and listing, and promotional restrictions, and we may also be subject to additional FDA post-marketing obligations. If we are not able to maintain regulatory compliance, we may not be permitted to market our diagnostic products and/or may be subject to fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution. In addition, we may be subject to similar regulatory compliance actions of foreign jurisdictions.

If Medicare and other third-party payors in the United States and foreign countries do not approve coverage and reimbursement for our future clinical diagnostic tests enabled by our technology, the commercial success of our diagnostic products would be compromised.

We plan to develop, obtain regulatory approval for and sell clinical diagnostics products for a number of different indications. Successful commercialization of our clinical diagnostic products depends, in large part, on the availability of coverage and adequate reimbursement for testing services using our diagnostic products from third-party payors, including government insurance plans, managed care organizations and private insurance plans. There is significant uncertainty surrounding third-party coverage and reimbursement for the use of tests that incorporate new technology, such the HTG Edge system and related applications and assays. Reimbursement rates have the potential to fluctuate depending on the region which the testing is provided, the type of facility or treatment center at which the testing is done, and the third-party payor responsible for payment. If we are unable to obtain positive coverage decisions from third-party payors approving reimbursement for our tests at adequate levels, the commercial success of our products would be compromised and our revenue would be significantly limited. Even if we do obtain favorable reimbursement for our tests, third-party payors may withdraw their coverage policies, review and adjust the rate of reimbursement, require co-payments from patients or stop paying for our tests, which would reduce revenue for testing services based on our technology and demand for our diagnostic products.

The American Medical Association Current Procedural Terminology, or CPT, Editorial Panel recently created new CPT codes that could be used by our customers to report testing for certain large-scale multianalyte genomic sequencing procedures (GSPs), including our diagnostic products, if approved. Effective January 1, 2015, these codes allow for uniform reporting of broad genomic testing panels using technology similar to ours. While these codes will standardize reporting for these tests, coverage and payment rates for GSPs have not yet been determined and we cannot guarantee that coverage and/or reimbursement for these tests will be provided in the amounts we expect, or at all.  Initially, industry associations recommended that payment rates for GSPs be cross-walked to existing codes on the clinical laboratory fee schedule.  In October 2014, the Centers for Medicare & Medicaid Services, or CMS, recommended that payment rates for GSPs be determined through a process known as gapfill rather than by crosswalking.  This means that local private Medicare Administrative Contractors, or MACs, such as Novitas and Cahaba, will determine the appropriate fee schedule amounts in the first year, and CMS will calculate a national payment rate based on the median of those local fee schedule amounts in the second year.  This process may make it more difficult for our customers to obtain coverage and adequate reimbursement for testing services using our diagnostic products.  We cannot assure that CMS and other third-party payors will establish reimbursement rates sufficient to cover the costs incurred by our customers in using our clinical diagnostic products, if approved.

Even if we are able to establish coverage and reimbursement codes for our clinical diagnostic products in development, we will continue to be subject to significant pricing pressure, which could harm our business, results of operations, financial condition and prospects.

Third-party payors, including managed care organizations as well as government payors such as Medicare and Medicaid, have increased their efforts to control the cost, utilization and delivery of healthcare services, which may include decreased coverage or reduced reimbursement. From time to time, Congress has considered and implemented changes to the Medicare fee schedules in conjunction with budgetary legislation, and pricing and payment terms, including the possible requirement of a patient co-payment for Medicare beneficiaries for laboratory tests covered by Medicare, and are subject to change at any time. Reductions in the reimbursement rate of third-party payors have occurred and may occur in the future. Reductions in the prices at which testing services based on our technology are reimbursed in the future could result in pricing pressures and have a negative impact on our revenue. In many countries outside of the United States, various coverage, pricing and reimbursement approvals are required. We expect that it will take several years to establish broad coverage and reimbursement for testing services based on our products with payors in countries outside of the United States, and our efforts may not be successful.

We may be subject, directly or indirectly, to Federal and state healthcare fraud and abuse laws and other Federal and state laws applicable to our marketing practices. If we are unable to comply, or have not complied, with such laws, we could face substantial penalties.

Our operations are, and will continue to be, directly, or indirectly through our customers, subject to various Federal and state fraud and abuse laws, including, without limitation, the Federal and state anti-kickback statutes, false claims statutes, civil monetary penalties laws, patient privacy and security laws, patient transparency laws and marketing compliance laws. These laws may impact, among other things, our proposed sales and marketing and education programs. The laws that may affect our ability to operate include, but are not limited to:

•

the Federal Anti-kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a Federal healthcare program, such as the Medicare and Medicaid programs; a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•

the Federal physician self-referral prohibition, commonly known as the Stark Law, which prohibits, among other things, physicians who have a financial relationship, including an investment, ownership or compensation relationship with an entity, from referring Medicare and Medicaid patients to that entity for designated health services, which include clinical laboratory services, unless an exception applies. Similarly, entities may not bill Medicare, Medicaid or any other party for services furnished pursuant to a prohibited referral. Unlike the Federal Anti-Kickback Statute, the Stark Law is a strict liability statute, meaning that all of the requirements of a Stark Law exception must be met in order to be compliant with the law;

•

Federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other governmental third-party payors that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money to the Federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the Federal government, which may apply to entities that provide coding and billing advice to customers; the Federal government may assert that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the Federal False Claims Act;

•

the Federal Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA, which created Federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the Federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•

HIPAA, as amended by HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information;

•

the Federal Physician Payments Sunshine Act, which require certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family members; manufacturers were required to begin data collection on August 1, 2013 and to report aggregate data to the government by March 31, 2014, with more detailed reports by June 30, 2014; and

•

state law equivalents of each of the above Federal laws, such as anti-kickback, self-referral, false claims, consumer protection and unfair competition laws which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the Federal government that otherwise restricts payments that may be made to healthcare providers; state laws that require device manufacturers to file reports with states regarding marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities (compliance with such requirements may require investment in infrastructure to ensure that tracking is performed properly, and some of these laws result in the public disclosure of various types of payments and relationships, which could potentially have a negative effect on our business and/or increase enforcement scrutiny of our activities); and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, with differing effects.

In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under such laws, it is possible that some of our business activities, including our relationships with physicians and other health care providers, and our evaluation, reagent rental and collaboration arrangements with customers, and sales and marketing efforts could be subject to challenge under one or more of such laws.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including administrative, civil and criminal penalties, damages, fines, individual imprisonment, disgorgement, exclusion from participation in Federal healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Healthcare policy changes, including recently enacted legislation reforming the United States healthcare system, may have a material adverse effect on our financial condition and results of operations.

On April 1, 2014, the Protecting Access to Medicare Act of 2014, or PAMA, was signed into law, which, among other things, significantly alters the current payment methodology under the Medicare Clinical Laboratory Fee Schedule, or CLFS. Under the new law, starting January 1, 2016 and every three years thereafter (or annually in the case of advanced diagnostic lab tests), clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic lab test that it furnishes during a time period to be defined by future regulations. The reported data must include the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payor (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). Beginning in 2017, the Medicare payment rate for each clinical diagnostic lab test will be equal to the weighted median amount for the test from the most recent data collection period. The payment rate will apply to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. It is too early to predict the impact on reimbursement for our products in development.

Also under PAMA, CMS is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA. For an existing test that is cleared or approved by the FDA and for which Medicare payment is made as of April 1, 2014, CMS is required to assign a unique billing code if one has not already been assigned by the agency. In addition to assigning the code, CMS must publicly report payment for the tests no later than January 1, 2016. We cannot determine at this time the full impact of the new law on our business, financial condition and results of operations.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA or the Affordable Care Act, enacted in March 2010, makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories. For example, certain medical device manufacturers have to pay a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices that are listed with the FDA. We expect that the new tax may apply to some or all of our diagnostic products, which may impact our financial projections and results. The ACA also includes a reduction in the annual update factor used to adjust payments under the CLFS for inflation. This update factor reflects the consumer price index for all urban consumers, or CPI-U, and the ACA reduces the CPI-U by 1.75% for the years 2011 through 2015. The ACA also imposes a multifactor productivity adjustment in addition to the CPI-U, which may further reduce payment rates. These or any future proposed or mandated reductions in payments may apply to some or all of the clinical laboratory tests that our diagnostics customers use our technology to deliver to Medicare beneficiaries, and may reduce demand for our diagnostic products.

Other significant measures contained in the ACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The ACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. In addition, the ACA establishes an Independent Payment Advisory Board, or IPAB, to reduce the per capita rate of growth in Medicare spending. The IPAB has broad discretion to propose policies to reduce health care expenditures, which may have a negative impact on payment rates for services, including our tests. The IPAB proposals may impact payments for clinical laboratory services that our future diagnostics customers use our technology to deliver beginning in 2016 and for hospital services beginning in 2020, and may indirectly reduce demand for our diagnostic products.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and will stay in effect through 2024 unless Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Various healthcare reform proposals have also emerged from Federal and state governments. Changes in healthcare law or policy, such as the creation of broad test utilization limits for diagnostic products in general or requirements that Medicare patients pay for portions of clinical laboratory tests or services received, could substantially impact the sales of our tests, increase costs and divert management’s attention from our business. Such co-payments by Medicare beneficiaries for laboratory services were discussed as possible cost savings for the Medicare program as part of the debt ceiling budget discussions in mid-2011 and may be enacted in the future. In addition, sales of our tests outside of the United States will subject us to foreign regulatory requirements, which may also change over time.

We cannot predict whether future healthcare initiatives will be implemented at the Federal or state level or in countries outside of the United States in which we may do business, or the effect any future legislation or regulation will have on us. The taxes imposed by the new Federal legislation and the expansion in government’s effect on the United States healthcare industry may result in decreased profits to us, lower reimbursements by payors for our products or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations.

Risks Related to Intellectual Property

If we are unable to protect our intellectual property effectively, our business would be harmed.*

We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We own eight issued U.S. patents, 23 granted foreign patents and 36 patent applications pending in the United States and foreign jurisdictions, which portfolio relates to our nuclease-protection-based technologies as well as to lung cancer and melanoma biomarker panels discovered using our nuclease-protection-based technology. We have exclusive or non-exclusive licenses to multiple U.S. and foreign patents and patent applications covering technologies which we intend to utilize in developing diagnostic tests for use on our HTG Edge system. Those patents and patent applications cover technologies related to the diagnosis of breast cancer and melanoma.

If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.

We cannot assure investors that any of our currently pending or future patent applications will result in issued patents, and we cannot predict how long it will take for such patents to be issued. Further, we cannot assure investors that other parties will not challenge any patents issued to us or that courts or regulatory agencies will hold our patents to be valid or enforceable. We cannot guarantee investors that we will be successful in defending challenges made against our patents. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents.

The patent positions of life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in such companies’ patents has emerged to date in the United States. Furthermore, in the biotechnology field, courts frequently render opinions that may adversely affect the patentability of certain inventions or discoveries, including opinions that may adversely affect the patentability of methods for analyzing or comparing nucleic acids molecules, such as RNA or DNA.

The patent positions of companies engaged in development and commercialization of molecular diagnostic tests are particularly uncertain. Various courts, including the U.S. Supreme Court, have recently rendered decisions that impact the scope of patentability of certain inventions or discoveries relating to molecular diagnostics. Specifically, these decisions stand for the proposition that patent claims that recite laws of nature (for example, the relationships between gene expression levels and the likelihood of risk of recurrence of cancer) are not themselves patentable unless those patent claims have sufficient additional features that provide practical assurance that the processes are genuine inventive applications of those laws rather than patent drafting efforts designed to monopolize the law of nature itself. What constitutes a “sufficient” additional feature is uncertain. Accordingly, this evolving case law in the United States may adversely impact our ability to obtain new patents and may facilitate third-party challenges to our existing owned and licensed patents.

The laws of some non-U.S. countries do not protect intellectual property rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us to stop the infringement of our patents. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. For example:

•	We might not have been the first to make the inventions covered by each of our patents and pending patent applications.
•	We might not have been the first to file patent applications for these inventions.
•	Others may independently develop similar or alternative products and technologies or duplicate any of our products and technologies.
•

It is possible that none of our pending patent applications will result in issued patents, and even if they issue as patents, they may not provide a basis for commercially viable products, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties.

•	We may not develop additional proprietary products and technologies that are patentable.
•	The patents of others may have an adverse effect on our business.
•

We apply for patents covering our products and technologies and uses thereof, as we deem appropriate. However, we may fail to apply for patents on important products and technologies in a timely fashion or at all.

In addition to pursuing patents on our technology, we take steps to protect our intellectual property and proprietary technology by entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, corporate partners and, when needed, our advisors. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time consuming, and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets.

In addition, competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. If our intellectual property is not adequately protected so as to protect our market against competitors’ products and methods, our competitive position could be adversely affected, as could our business.

We have not yet registered certain of our trademarks, including “HTG Edge,” “HTG EdgeSeq,” “qPNA” and “ArrayPlate” in all of our potential markets. If we apply to register these trademarks, our applications may not be allowed for registration, and our registered trademarks may not be maintained or enforced. In addition, opposition or cancellation proceedings may be filed against our trademark applications and registrations, and our trademarks may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would.

To the extent our intellectual property, including licensed intellectual property, offers inadequate protection, or is found to be invalid or unenforceable, we would be exposed to a greater risk of direct competition. If our intellectual property does not provide adequate protection against our competitors’ products, our competitive position could be adversely affected, as could our business. Both the patent application process and the process of managing patent disputes can be time consuming and expensive.

We may need to depend on certain technologies that are licensed to us. We would not control these technologies and any loss of our rights to them could prevent us from selling some of our products.

We have entered into several license agreements with third parties for certain licensed technologies that are not currently utilized in the products we market but may be in the future. In addition, we may in the future elect to license third party intellectual property to further our business objectives and/or as needed for freedom to operate for our products. We do not and will not own the patents or patent applications that are a subject of these licenses. Our rights to use these technologies and employ the inventions claimed in the licensed patents and patent applications are or will be subject to the continuation of and compliance with the terms of those licenses.

In some cases, we do not or may not control the prosecution, maintenance, or filing of the patents or patent applications to which we hold licenses, or the enforcement of these patents against third parties. As a result, we cannot be certain that drafting or prosecution of the licensed patents and patent applications by the licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights.

Certain of the U.S. patent rights we own or have licensed relate to technology that was developed with U.S. government grants, in which case the U.S. government has certain rights in those inventions, including, among others, march-in license rights. In addition, Federal regulations impose certain domestic manufacturing requirements with respect to any products within the scope of those U.S. patent claims.

We may be involved in lawsuits to protect or enforce our patent or other proprietary rights, to determine the scope, coverage and validity of others’ patent or other proprietary rights, or to defend against third-party claims of intellectual property infringement, any of which could be time-intensive and costly and may adversely impact our business or stock price.

We may from time to time receive notices of claims of infringement and misappropriation or misuse of other parties’ proprietary rights, including with respect to third-party trade secrets, infringement by us of third-party patents and trademarks or other rights, or challenges to the validity or enforceability of our patents, trademarks or other rights. Some of these claims may lead to litigation. We cannot assure investors that such actions will not be asserted or prosecuted against us or that we will prevail in any or all such actions.

Litigation may be necessary for us to enforce our patent and proprietary rights or to determine the scope, coverage and validity of the proprietary rights of others. Litigation could result in substantial legal fees and could adversely affect the scope of our patent protection. The outcome of any litigation or other proceeding is inherently uncertain and might not be favorable to us, and we might not be able to obtain licenses to technology that we require. Even if such licenses are obtainable, they may not be available at a reasonable cost. We could therefore incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins. Further, we could encounter delays in product introductions, or interruptions in product sales, as we develop alternative methods or products. In addition, if we resort to legal proceedings to enforce our intellectual property rights or to determine the validity, scope and coverage of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail. Any litigation that may be necessary in the future could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition.

As we move into new markets and applications for our products, incumbent participants in such markets may assert their patents and other proprietary rights against us as a means of slowing our entry into such markets or as a means to extract substantial license and royalty payments from us. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we currently have. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may provide little or no deterrence or protection. Therefore, our commercial success may depend in part on our non-infringement of the patents or proprietary rights of third parties. Numerous significant intellectual property issues have been litigated, and will likely continue to be litigated, between existing and new participants in our existing and targeted markets and competitors may assert that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. Third parties may assert that we are employing their proprietary technology without authorization. In addition, our competitors and others may have patents or may in the future obtain patents and claim that use of our products infringes these patents. We could incur substantial costs and divert the attention of our management and technical personnel in defending against any of these claims. Parties making claims against us may be able to obtain injunctive or other relief, which could block our ability to develop, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties, or be prohibited from selling certain products. We may not be able to obtain these licenses at a reasonable cost, if at all. We could therefore incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins. In addition, we could encounter delays in product introductions while we attempt to develop alternative methods or products to avoid infringing third-party patents or proprietary rights. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products, and the prohibition of sale of any of our products could materially affect our ability to grow and gain market acceptance for our products.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

In addition, our agreements with some of our suppliers, distributors, customers and other entities with whom we do business require us to defend or indemnify these parties to the extent they become involved in infringement claims against us, including the claims described above. We could also voluntarily agree to defend or indemnify third parties in instances where we are not obligated to do so if we determine it would be important to our business relationships. If we are required or agree to defend or indemnify any of these third parties in connection with any infringement claims, we could incur significant costs and expenses that could adversely affect our business, operating results, or financial condition.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our employees’ former employers.

Many of our employees were previously employed at other medical diagnostic companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. A loss of key research personnel work product could hamper or prevent our ability to commercialize certain potential products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Our products contain third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our products.

Our products contain software tools licensed by third-party authors under “open source” licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products with less development effort and time and ultimately could result in a loss of product sales.

Although we monitor our use of open source software to avoid subjecting our products to conditions we do not intend, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products. Moreover, we cannot assure investors that our processes for controlling our use of open source software in our products will be effective. If we are held to have breached the terms of an open source software license, we could be required to seek licenses from third parties to continue offering our products on terms that are not economically feasible, to re-engineer our products, to discontinue the sale of our products if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, operating results, and financial condition.

We use third-party software that may be difficult to replace or cause errors or failures of our products that could lead to lost customers or harm to our reputation.

We use software licensed from third parties in our products. In the future, this software may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of this software could result in delays in the production of our products until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. In addition, any errors or defects in third-party software, or other third-party software failures could result in errors, defects or cause our products to fail, which could harm our business and be costly to correct. Many of these providers attempt to impose limitations on their liability for such errors, defects or failures, and if enforceable, we may have additional liability to our customers or third-party providers that could harm our reputation and increase our operating costs.

We will need to maintain our relationships with third-party software providers and to obtain software from such providers that do not contain any errors or defects. Any failure to do so could adversely impact our ability to deliver reliable products to our customers and could harm our results of operations.

Risks Related to Being a Public Company

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.*

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of The NASDAQ Global Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States, or GAAP. Commencing with our fiscal year ending December 31, 2016, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K for that year, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. We may experience difficulty in meeting these reporting requirements in a timely manner.

We continue to review, document and test our internal control over financial reporting, but we are not currently in compliance with, and we cannot be certain when we will be able to implement the requirements of, Section 404 of the Sarbanes-Oxley Act. We also continue to take steps to remediate identified deficiencies in our internal control over financial reporting.  For example, in September 2014, it was determined that we did not have adequate controls in place to properly account for our obligation to NuvoGen in connection with our purchase of intellectual property under an asset purchase agreement, which resulted in a restatement of previously issued financial statements. This deficiency in our internal controls was deemed to be a material weakness. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we fail to establish and maintain proper and effective internal control over financial reporting, we may not be able to produce timely and accurate financial statements, and our ability to accurately report our financial results could be adversely affected. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the Securities and Exchange Commission, or the SEC, or other regulatory authorities.

Complying with the laws and regulations affecting public companies will increase our costs and the demands on management and could harm our operating results.

As a public company, and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and The NASDAQ Global Market impose numerous requirements on public companies, including requiring changes in corporate governance practices. Also, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel will need to devote a substantial amount of time to compliance with these laws and regulations. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

As an “emerging growth company,” we expect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an “emerging growth company.” When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Furthermore, investor perceptions of our company may suffer if deficiencies are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these requirements effectively or efficiently, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on our internal controls from our independent registered public accounting firm.

We are an “emerging growth company,” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years following the completion of our May 5, 2015 IPO, however, we would cease to be an “emerging growth company” before the end of that five-year period as of the following December 31, if we have more than $1.0 billion in annual revenue, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year, or as of the date we issue more than $1.0 billion of non-convertible debt over a three-year period. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

Risks Related to Our Common Stock

We expect that our stock price will fluctuate significantly.*

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	actual or anticipated quarterly variation in our results of operations or the results of our competitors;
•	announcements by us or our competitors of new products, significant contracts, commercial relationships or capital commitments;

•	failure to obtain or delays in obtaining product approvals or clearances from the FDA or foreign regulators;
•	adverse regulatory or reimbursement announcements;
•	issuance of new or changed securities analysts’ reports or recommendations for our stock;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	commencement of, or our involvement in, litigation;
•	market conditions in the life sciences and molecular diagnostics markets;
•	manufacturing disruptions;
•	any future sales of our common stock or other securities;
•	any change to the composition of the board of directors, executive officers or key personnel;
•	expiration of contractual lock-up agreements with our executive officers, directors and security holders;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	general economic conditions and slow or negative growth of our markets; and
•	the other factors described in this section of the prospectus captioned “Risk Factors.”

The stock market in general, and market prices for the securities of health technology companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our operating results.

If securities or industry analysts do not publish research reports about our business, or if they issue an adverse opinion about our business, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts who cover us issues an adverse opinion about our company, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Substantially all of our existing stockholders are subject to lock-up agreements with the underwriters for our initial public offering that restrict the stockholders’ ability to transfer shares of our common stock for 180 days from the date of the final prospectus of our initial public offering, subject to certain exceptions. The lock-up agreements limit the number of shares of common stock that may be sold immediately following the public offering; however, the underwriters may, in their discretion, permit our officers, directors and other stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.  Subject to certain limitations, including sales volume limitations with respect to shares held by our affiliates, substantially all of our outstanding shares prior to our initial public offering will become eligible for sale upon expiration of the lock-up period described above.  In addition, shares issued or issuable upon exercise of options and warrants vested as of the expiration of the lock-up period will be eligible for sale at that time.  Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act, subject to the 180-day lock-up arrangement described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that significant additional capital will be needed in the future to continue our planned operations. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by these and subsequent sales. New investors could also gain rights superior to our existing stockholders.

Pursuant to the 2014 plan, our board of directors is authorized to grant stock options and other equity-based awards to our employees, directors and consultants.. The number of shares available for future grant under the 2014 plan will automatically increase on January 1 of each year by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2014 employee stock purchase plan, or the ESPP.  The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 195,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2014 plan and ESPP each year. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.*

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 88.1% of our capital stock at June 1, 2015. Accordingly, our executive officers, directors and principal stockholders will be able to determine the composition of the board of directors, retain the voting power to approve all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

We are at risk of securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, our ability to pay cash dividends is currently prohibited by the terms of our debt facility, and any future debt financing arrangement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock.

Provisions in our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders or remove our current management.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management. These provisions include:

•	authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;
•	limiting the removal of directors by the stockholders;
•	creating a staggered board of directors;
•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•	eliminating the ability of stockholders to call a special meeting of stockholders; and
•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder, unless such transactions are approved by our board of directors. This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to our stockholders. Further, other provisions of Delaware law may also discourage, delay or prevent someone from acquiring us or merging with us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In January 2015, we issued to investors warrants that were initially exercisable for an aggregate of 9,311,586 shares of our Series E preferred stock at an exercise price of $0.2189 per share, for an aggregate consideration of $1,354.  The warrants were issued in connection with our entry into two separate note and warrant purchase agreements with certain of our existing investors.  In March 2015, we issued an aggregate of 51,681 shares of our Series E preferred stock to an investor upon the exercise of certain of such warrants and received proceeds of $11,352 representing the aggregate exercise price.  In connection with the closing of our initial public offering, the balance of the foregoing warrants became exercisable for an aggregate of 144,772 shares of our common stock at an exercise price of $14.00 per share.

In February, March and April 2015, we issued and sold to investors convertible promissory notes in the aggregate principal amount of $4.5 million.  In connection with the closing of our initial public offering in May 2015, the principal amount of the convertible notes and accrued interest thereon automatically converted into 324,591 shares of our common stock at a conversion price of $14.00 per share.

Use of Proceeds

On May 5, 2015, we commenced our IPO pursuant to a registration statement on Form S-1 (File 333-201313) that was declared effective by the SEC on May 5, 2015 and registered an aggregate of 4,105,500 shares of our common stock for sale to the public at a price of $14.00 per share and an aggregate offering price of approximately $57.5 million.  On May 11, 2015 and May 29, 2015, we sold 3,570,000 and 90,076 shares, respectively, to the public at a price of $14.00 per share for an aggregate gross offering price of $51.3 million.  Leerink Partners acted as book-running manager for the offering, and Canaccord Genuity and JMP Securities served as co-managers for the offering.

Underwriting discounts and commissions connected with the offering totaled approximately $3.6 million.  We incurred estimated additional costs of approximately $2.3 million in offering expenses, which when added to the underwriting discounts and commissions paid by us, amounts to total fees and costs of approximately $5.9 million.  Thus net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $45.4 million.  No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owing ten percent or more of any class of our equity securities to any other affiliates.

Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and money market funds.  Through June 5, 2015, we have used approximately $1.8 million of the net proceeds from our IPO for operating expenses, including $520,000 of expenses directly related to the IPO.

Item 5. Other Information.

2014 Performance-Based Compensation for Executive Officers.

On June 4, 2015, the Board of Directors (the “Board”) of the Company approved performance-based bonus awards for 2014 for the executive officers listed in the table below, consisting of one-time cash payments.  For 2014, Mr. Johnson was eligible to receive a target bonus of up to 50% of his base salary, Mr. Lubniewski was eligible to receive a target bonus of up to 40% of his base salary, and Dr. Gordon was eligible to receive a target bonus of up to 30% of her base salary.

The Board determined the 2014 performance-based compensation based upon a review of the level of achievement of the Company’s previously established 2014 corporate goals.  After reviewing the 2014 corporate goals, the Board awarded bonuses to each of the executive officers listed in the table below in an amount equal to 60% of their respective target bonus percentages:

Executive Officer	Title	2014 Cash Bonus Amount	Total 2014 Compensation
Timothy B. Johnson	President and Chief Executive Officer	$105,000	$589,354
John L. Lubniewski	Chief Business Officer	$68,400	$421,453
Debra A. Gordon, Ph.D., J.D.	Vice President and Chief Legal Counsel	$39,600	$336,302

Item 6. Exhibits.

A list of the exhibits filed as part of this Quarterly Report on Form 10-Q is set forth on the Exhibit Index, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HTG Molecular Diagnostics, Inc.

Date: June 8, 2015	By:	/s/ Timothy Johnson
Timothy Johnson
President and Chief Executive Officer (Principal Executive Officer)

Date: June 8, 2015	By:	/s/ Shaun D. McMeans
Shaun D. McMeans
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

2.1

Asset Purchase Agreement dated January 9, 2001, as amended by and between the Registrant, NuvoGen, L.L.C., Stephen Felder and Richard Kris (incorporated by reference to Exhibit 2.1 to the Registrant’s registration Statement on Form S-1, as amended (File No. 333-201313), originally filed with the SEC on December 30, 2014).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 12, 2015).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 12, 2015).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2

Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-201313), originally filed with the SEC on December 30, 2014).

4.3

Common Stock Warrant issued by the Registrant to the University of Arizona, dated March 13, 2009 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-201313), originally filed with the SEC on December 30, 2014).

4.4

Series C-2 Preferred Stock Warrant issued by the Registrant to Silicon Valley Bank, dated December 24, 2008 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, as amended (file No. 333-201313), originally filed with the SEC on December 30, 2014).

4.5

Series E Preferred Stock Warrant issued by the Registrant to Silicon Valley Bank, dated August 22, 2014 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-201313), originally filed with the SEC on December 30, 2014).

4.6

Series E Preferred Stock Warrant issued by the Registrant to Oxford Finance LLC, dated August 22, 2014 (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-201313), originally filed with the SEC on December 30, 2014).

4.7

Form of Warrant issued by Registrant to bridge financing investors (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-201313), originally filed with the SEC on December 30, 2014).

4.8

Form of Warrant issued by Registrant to bridge financing investors (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-201313), originally filed with the SEC on December 30, 2014).

4.9

Amended and Restated Investor Rights Agreement by and among the Registrant and certain of its stockholders, dated May 11, 2015 (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-201313), originally filed with the SEC on December 30, 2014).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document