Form 10-Q
period 2015-06-30
HTG MOLECULAR DIAGNOSTICS, INC
filed 2015-08-07
CIK 1169987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 3, 2015, the registrant had 6,827,414 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HTG Molecular Diagnostics, Inc.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$11,171,021	$3,613,392
Short-term investments available-for-sale, at fair value	18,456,590	—
Accounts receivable, net	554,181	801,125
Inventory, net allowance of $265,150 at June 30, 2015 and $54,269 at December 31, 2014	2,412,093	1,685,814
Prepaid insurance	531,735	20,905
Prepaid expenses and other	236,000	91,130
Total current assets	33,361,620	6,212,366

Long-term investments available-for-sale, at fair value	14,412,979	—
Deferred financing and offering costs	64,105	1,369,281

Property and equipment:
Office equipment	434,729	414,424
Leasehold improvements	242,436	234,602
Laboratory and manufacturing equipment	2,682,093	2,009,818
Field equipment	164,755	286,044
Software	140,248	140,248
	3,664,261	3,085,136
Less accumulated depreciation and amortization	(2,190,778)	(1,938,537)
Property and equipment, net	1,473,483	1,146,599
Total assets	$49,312,187	$8,728,246

HTG Molecular Diagnostics, Inc.

Condensed Balance Sheets (Continued)

(Unaudited)

	June 30,	December 31,
	2015	2014
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$1,192,786	$948,429
Accrued liabilities	1,036,974	1,499,750
Deferred revenue	28,753	41,248
NuvoGen obligation	181,250	—
Term loan	998,175	813,715
Total current liabilities	3,437,938	3,303,142
Redeemable convertible preferred stock warrant liability	—	730,543
Term loan payable - non-current, net of discount	9,669,319	9,705,655
NuvoGen obligation - non-current, net of discount	8,674,360	8,677,859
Other	43,757	58,380
Total liabilities	21,825,374	22,475,579
Redeemable convertible preferred stock:
Series A, $0.001 par value; $0 and $1,406,369 liquidation value at June 30, 2015 and December 31, 2014, respectively; 0 and 1,292,084 shares authorized at June 30, 2015 and December 31, 2014, respectively; no shares issued and outstanding at June 30, 2015 and 1,292,084 shares both issued and outstanding at December 31, 2014	—	1,402,687
Series B, $0.001 par value; $0 and $2,104,811 liquidation value at June 30, 2015 and December 31, 2014, respectively; 0 and 11,919,624 shares authorized at June 30, 2015 and December 31, 2014, respectively; no shares issued and outstanding at June 30, 2015 and 6,789,712 shares both issued and outstanding at December 31, 2014	—	2,099,310
Series C-1, $0.001 par value; $0 and $4,581,944 liquidation value at June 30, 2015 and December 31, 2014, respectively; 0 and 17,530,800 shares authorized at June 30, 2015 and December 31, 2014, respectively; no shares issued and outstanding at June 30, 2015 and 13,342,612 shares both issued and outstanding at December 31, 2014	—	4,567,525
Series C-2, $0.001 par value; $0 and $2,244,343 liquidation value at June 30, 2015 and December 31, 2014, respectively; 0 and 19,262,522 shares authorized at June 30, 2015 and December 31, 2014, respectively; no shares issued and outstanding at June 30, 2015 and 9,948,331 shares both issued and outstanding at December 31, 2014	—	2,223,506
Series D, $0.001 par value; $0n and $68,001,923 liquidation value at June 30, 2015 and December 31, 2014, respectively; 0 and 237,031,908 shares authorized at June 30, 2015 and December 31, 2014, respectively; no shares issued and outstanding at June 30, 2015 and 139,529,173 shares both issued and outstanding at December 31, 2014	—	37,174,666
Series E, $0.001 par value; $0 and $20,839,001 liquidation value at June 30, 2015 and December 31, 2014, respectively; 0 and 185,046,445 shares authorized at June 30, 2015 and December 31, 2014, respectively; no shares issued and outstanding at June 30, 2015, 45,938,041 shares both issued and outstanding at December 31, 2014	—	8,454,899
Total redeemable convertible preferred stock	—	55,922,593
Commitments and Contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 and 0 authorized at June 30, 2015 and December 31, 2014, respectively; no shares issued and outstanding at either date.
Common stock, $0.001 par value; 200,000,000 and 600,000,000 shares authorized at June 30, 2015 and December 31, 2014, respectively; 6,828,810 and 6,827,414 shares issued and outstanding, respectively, at June 30, 2015, 334,003 and 332,607 shares issued and outstanding, respectively, at December 31, 2014	6,827	333
Additional paid-in-capital (distributions in excess of capital)	106,264,166	(1,426,556)
Treasury stock – 1,396 shares, at cost	(75,000)	(75,000)
Accumulated deficit	(78,709,180)	(68,168,703)
Total stockholders' equity (deficit)	27,486,813	(69,669,926)
Total liabilities and stockholders' equity (deficit)	$49,312,187	$8,728,246

See notes to the condensed financial statements (unaudited)

HTG Molecular Diagnostics, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Product	$648,347	$75,139	$1,375,785	$445,146
Service	51,000	74,807	113,292	289,657
Other	91,204	184,429	325,789	426,095
Total revenue	790,551	334,375	1,814,866	1,160,898
Cost of revenue	834,949	615,523	1,729,575	1,257,934
Gross margin	(44,398)	(281,148)	85,291	(97,036)

Operating expenses:
Selling, general and administrative	3,726,490	2,429,388	7,165,759	4,506,190
Research and development	953,222	865,540	1,641,437	1,723,023
Total operating expenses	4,679,712	3,294,928	8,807,196	6,229,213
Operating loss	(4,724,110)	(3,576,076)	(8,721,905)	(6,326,249)

Other income (expense):
Loss from change in stock warrant valuation	(628,643)	(56,322)	(239,683)	(56,322)
Interest expense	(476,071)	(56,436)	(955,448)	(130,949)
Interest income	11,065	—	11,142	—
Loss on settlement of convertible debt	(705,217)	—	(705,217)	—
Other	70,634	4,008	70,634	1,104
Net loss before income taxes	(6,452,342)	(3,684,826)	(10,540,477)	(6,512,416)
Income taxes	—	—	—	—
Net loss	(6,452,342)	(3,684,826)	(10,540,477)	(6,512,416)
Accretion of stock issuance costs	(10,969)	(186,206)	(35,046)	(208,687)
Accretion of Series E warrant discount	(40,146)	(85,717)	(127,616)	(137,094)
Accretion of Series D and E redeemable convertible preferred stock dividends	(367,350)	(828,125)	(1,165,932)	(1,568,762)
Net loss attributable to common stockholders	$(6,870,807)	$(4,784,874)	$(11,869,071)	$(8,426,959)
Net loss per share attributable to common stockholders, basic and diluted	$(1.73)	$(49.62)	$(5.49)	$(87.39)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	3,973,055	96,440	2,163,295	96,426

See notes to the condensed financial statements (unaudited)

HTG Molecular Diagnostics, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited)

	Redeemable Convertible Preferred Stock
	Series A		Series B		Series C-1		Series C-2		Series D		Series E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2015	1,292,084	$1,402,687	6,789,712	$2,099,310	13,242,612	$4,567,525	9,948,331	$2,223,506	139,529,173	$37,174,666	45,938,041	$8,454,899
Exercise of Series D and Series E warrants	—	—	—	—	—	—	—	—	723,505	93,550	51,681	11,312
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock issuance costs	—	320	–	839	—	1,538	—	2,113	—	18,109	—	12,127
Accretion of Series E warrant discount	—	—	—	—	—	—	—	—	—	—	—	127,616
Accretion of Series D and E redeemable convertible preferred stock dividend	—	—	—	—	—	—	—	—	—	876,955	—	288,977
Conversion of outstanding principal and accrued interest on convertible notes to common stock	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of warrants from warrants for preferred stock to warrants for common stock	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of preferred stock into common stock at initial public offering	(1,292,084)	(1,403,007)	(6,789,712)	(2,100,149)	(13,242,612)	(4,569,063)	(9,948,331)	(2,225,619)	(140,252,678)	(38,163,280)	(45,989,722)	(8,894,931)
Issuance of common stock from initial public offering net of issuance costs of $5.9 million	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2015	—	$—	—	$—	—	$—	—	$—	—	$—	—	—

See notes to the condensed financial statements (unaudited)

	Stockholders’ Equity (Deficit)
			Additional Paid-In-Capital
	Common Stock		(Distributions in	Treasury	Accumulated
	Shares	Amount	Excess of Capital)	Stock	Deficit	Total
Balance at January 1, 2015	332,607	$333	$(1,426,556)	$(75,000)	$(68,168,703)	$(69,669,926)
Exercise of Series D and Series E warrants	—	—	—	—	—	—
Exercise of stock options	1,316	1	5,577	—	—	5,578
Share-based compensation expense	—	—	146,548	—	—	146,548
Accretion of redeemable convertible preferred stock issuance costs	—	—	(35,046)	—	—	(35,046)
Accretion of Series E warrant discount	—	—	(127,616)	—	—	(127,616)
Accretion of Series D and E redeemable convertible preferred stock dividends	—	—	(1,165,932)	—	—	(1,165,932)
Settlement of outstanding principal and accrued interest on convertible notes by issuance of common stock	324,591	324	4,544,060	—	—	4,544,384
Conversion of warrants from warrants for preferred stock to warrants for common stock	—	—	1,616,140	—	—	1,616,140
Conversion of preferred stock into common stock at initial public offering	2,508,824	2,509	57,353,540	—	—	57,356,049
Issuance of common stock from initial public offering net of issuance costs of $5.9 million	3,660,076	3,660	45,353,451	—	—	45,357,111
Net loss	—	—	—	—	(10,540,477)	(10,540,477)
Balance at June 30, 2015	6,827,414	$6,827	$106,264,166	$(75,000)	$(78,709,180)	$27,486,813

See notes to the condensed financial statements (unaudited)

HTG Molecular Diagnostics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(10,540,477)	$(6,512,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	299,409	240,698
Accretion of discount on NuvoGen obligation	177,751	94,684
Bad debt expense (recovery), net	33,854	102,467
Provision for excess inventory	210,881	—
Amortization of deferred financing costs	32,938	—
Amortization of discount on term loan	89,032	—
Amortization of final payment premium on term loan	59,091	—
Loss on settlement of convertible notes	705,217	—
Amortization of discount on convertible notes	90,222	—
Share-based compensation	146,548	81,162
Change in redeemable convertible preferred stock warrant liability	239,683	56,322
Loss on disposal of assets	70,626	35,960
Changes in operating assets and liabilities:
Accounts receivable	213,090	199,646
Inventory	(937,160)	(190,090)
Prepaid expenses and other	(657,054)	(47,284)
Accounts payable	7	(336,799)
Accrued liabilities	(418,392)	(300,316)
Deferred revenue	(12,495)	(64,548)
Net cash used in operating activities	(10,197,229)	(6,640,514)
Investing activities
Purchase of property and equipment	(444,329)	(372,640)
Purchases of available-for-sale securities	(32,877,808)	—
Net cash used in investing activities	(33,322,137)	(372,640)
Financing activities
Proceeds from exercise of stock options	5,578	327
Draws on line of credit	—	750,000
Payments on NuvoGen obligation	—	(225,000)
Proceeds from exercise of E warrants	8,948	—
Deferred offering costs	(1,002,930)	—
Deferred financing costs	(75,523)	—
Payments on equipment lease	(14,622)	—
Proceeds from sale of Series E preferred stock, net of issuance costs	—	7,384,923
Proceeds from issuance of convertible note warrants	1,354	—
Proceeds from convertible notes	4,500,000	—
Proceeds from initial public offering	47,654,190	—
Net cash provided by financing activities	51,076,995	7,910,250
Increase in cash and cash equivalents	7,557,629	897,096
Cash and cash equivalents at beginning of year	3,613,392	1,815,289
Cash and cash equivalents at end of period	$11,171,021	$2,712,385
Noncash investing and financing activities
Accretion of preferred stock issuance costs	$35,046	$208,687
Net exercise of Series D and Series E warrants	95,914	—
Accretion of Series E warrant discount	127,616	137,094
Accretion of Series D and E redeemable convertible preferred stock dividends	1,165,932	1,568,762
Deferred offering costs reclassified to distributions in excess of capital	2,297,079	—
Allocation of Series E warrant convertible notes debt discount	741,828	—
Conversion of convertible notes and related accrued interest to common stock	4,544,384	—
Conversion of convertible preferred stock to common stock	57,356,049	—
Fixed asset purchases payable at period end	244,350	—
Reclassification of convertible preferred stock liability warrants to equity warrants	1,616,140	—
Supplemental cash flow information
Cash paid for interest	$467,500	$26,135

See notes to the condensed financial statements (unaudited)

HTG Molecular Diagnostics, Inc.

Notes to Unaudited Financial Statements

Note 1. Description of Business

HTG Molecular Diagnostics, Inc. (the “Company”) is a commercial stage company that developed and markets a novel technology platform to facilitate the routine use of complex molecular profiling. The Company’s HTG Edge platform, consisting of instrumentation (including HTG Edge and HTG EdgeSeq systems), consumables and software analytics, is used in sample profiling applications including tumor profiling, molecular diagnostic testing and biomarker development. The Company’s HTG Edge platform automates the molecular profiling of genes and gene activity using its proprietary nuclease protection chemistry on a wide variety of biological samples. The Company derives revenue from the sale of instruments, consumables and related services.

The Company operates in one segment and its customers are primarily located in the United States. For the three and six months ended June 30, 2015, approximately 2% and 3%, respectively, of the Company’s revenue was generated from sales to customers located outside of the United States, compared to 13% and 27%, respectively, for the three and six months ended June 30, 2014.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect the accounts of the Company as of June 30, 2015.  Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements.  The accompanying interim unaudited, condensed financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and the results of its operations and cash flows, as of and for the periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2014, included in the Company’s final prospectus supplement filed with the SEC on May 6, 2015, and related to the Company’s Registration Statement on Form S-1/A (File No. 333-201313).

Reverse Stock Split

On April 27, 2015, the Company effected a one-for-107.39 reverse stock split of its common stock.  All common share and per common share information has been retroactively adjusted to reflect this reverse stock split.  The reverse stock split did not change the number of preferred shares outstanding, only the conversion ratios associated with the preferred shares.

Initial Public Offering

On May 11, 2015, the Company successfully completed its initial public offering (“IPO”), in which the Company sold 3,570,000 shares of common stock at $14.00 per share for total gross proceeds of approximately $50 million.  An additional 90,076 shares of common stock were subsequently sold pursuant to the partial exercise by the underwriters of their over-allotment option resulting in additional gross proceeds of approximately $1.3 million.  After underwriters’ fees and commissions and other expenses of the offering, the Company’s aggregate net proceeds were approximately $45.4 million.  All outstanding shares of the Company’s redeemable convertible preferred stock converted into shares of common stock in connection with the IPO.  Following the IPO, there were no shares of preferred stock outstanding.

Liquidity

The Company expects that the net proceeds from the IPO and its pre-existing cash and cash equivalents, together with interest thereon, will be sufficient to fund its operations for at least the next 12 months.  However, the Company has had recurring operating losses and negative cash flows from operations since its inception.  As such, the Company expects to need to raise additional equity or debt capital at some point in the future until its revenue reaches a level sufficient to provide for self-sustaining cash flows.  There can be no assurance that additional equity or debt financing will be available on acceptable terms, if at all, or that the Company’s revenue will reach a level sufficient to provide for self-sustaining cash flows.  The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include revenue recognition, stock-based compensation expense, the value of the warrant liability, the resolution of uncertain tax positions, income tax valuation allowances, recovery of long-lived assets and provisions for doubtful accounts, inventory obsolescence and inventory valuation.  Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash and cash equivalents.  Cash and cash equivalents consist of cash on deposit with financial institutions, money market instruments and high credit quality corporate debt securities purchased with a term of three months or less.

Investments

The Company classifies its securities as available-for-sale, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive income, net of tax.  Realized gains, realized losses and declines in value of securities judged to be other-than-temporary, are included in other income (expense).  The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method.  Interest and dividends earned on all securities are included in other income (expense).  Investments in securities with maturities of less than one year, or where management’s intent is to use the investments to fund current operations, or to make them available for current operations, are classified as short-term investments.

If the estimated fair value of a security is below its carrying value, the Company evaluates whether it is more likely than not that it will sell the security before its anticipated recovery in market value and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary.  The Company also evaluates whether or not it intends to sell the investment.  If the impairment is considered to be other-than-temporary, the security is written down to its estimated fair value.  In addition, the Company considers whether credit losses exist for any securities.  A credit loss exists if the present value of cash flows expected to be collected is less than the amortized cost basis of the security.  Other-than-temporary declines in estimated fair value and credit losses are charged against other income (expense).

For the period-ended June 30, 2015, the amortized cost of investments held-for-sale approximated its fair value.

Accounts Receivable, net

Accounts receivable represent valid claims against debtors and have been reported net of an allowance for doubtful accounts of $118,922 and $85,068 at June 30, 2015 and December 31, 2014, respectively.  Management reviews accounts receivable to identify where collectability may not be probable based on the specific identification method.  Bad debt expense, net of recoveries, was $50,000 and $33,854 for the three and six months ended June 30, 2015, respectively, and $102,467 and $102,467 for the three and six months ended June 30, 2014, respectively.

Fair Value of Financial Instruments

The carrying value of financial instruments classified as current assets and current liabilities approximate fair value due to their liquidity and short-term nature.  Investments that are classified as available-for-sale are recorded at fair value.  The fair value for securities held is determined using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.  The carrying amount of the Company’s asset-secured growth capital term loan (the “Growth Term Loan”) and convertible notes were estimated using Level 3 inputs and approximates fair value since the interest rate approximates the market rate for debt securities with similar terms and risk characteristics.

Inventory, net

Inventory, consisting of raw materials and finished goods, is stated at the lower of cost (first-in, first-out) or market. The Company reserves or writes down its inventory for estimated obsolescence, inventory in excess of reasonably expected near term sales or unmarketable inventory, in an amount equal to the difference between the cost of inventory and the estimated market value, based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. Inventory impairment charges establish a new cost basis for inventory and charges are not reversed subsequently to income, even if circumstances later suggest that increased carrying amounts are recoverable.

For the three and six months ended June 30, 2015, the Company recorded an increase in the inventory reserve of $188,956 and $210,880, respectively, to adjust for estimated shrinkage and excess inventory.  For the three and six months ended June 30, 2014, the Company recorded a decrease in the inventory reserve of $536,119 and $536,119, respectively.  These amounts were recorded within cost of revenue for each year.

During the quarter ended March 31, 2015, the Company determined that the average period of time customers use to evaluate the Company’s equipment generally ranges from 90 to 180 days, and in certain circumstances the evaluation period may need to be extended beyond that period.  HTG Edge or HTG EdgeSeq instruments at customer locations under evaluation agreements are included in finished goods inventory. Equipment that is under evaluation for purchase remains in inventory as the Company maintains title to the equipment throughout the evaluation period. If the customer has not completed the purchase of the instrument by the end of the initial evaluation period, the Company will determine whether to extend the evaluation period or have the equipment returned to the Company. However, in no case will the evaluation period exceed one year. If the customer has not purchased the equipment or entered into a reagent agreement with the Company after evaluating for one year, the cost of the equipment is written off to cost of goods sold if the customer is allowed to continue use of the equipment.

Prior to January 1, 2015, the Company recorded equipment under evaluation more than 90 days in property and equipment.  The Company accordingly has reclassified from property and equipment to inventory field equipment with a net book value of $210,606 at December 31, 2014 under evaluation at that time for longer than 90 days and less than one year.

Property and Equipment, net

Property and equipment are stated at historical cost and depreciated over their useful lives, which range from three to five years, using the straight-line method.  Leasehold improvements are amortized using the straight-line method over the lesser of the remaining lease term or the estimated useful life.  Field equipment is amortized using the straight-line method over the lesser of the period of the related reagent agreement or the estimated useful life.  Depreciation and leasehold improvement amortization expense was $147,916 and $299,409 for the three and six months ended June 30, 2015, respectively, and $117,285 and $225,115 for the three and six months ended June 30, 2014, respectively.

Costs incurred in the development and installation of software for internal use are expensed or capitalized, depending on whether they are incurred in the preliminary project stage (expensed), application development stage (capitalized), or post-implementation stage (expensed).  Amounts capitalized following project completion are amortized on a straight-line basis over the useful life of the developed asset, which is generally three years.  There was no amortization expense for capitalized software costs for the three and six months ended June 30, 2015. Amortization expense for capitalized software costs was $3,896 and $15,583 for the three and six months ended June 30, 2014, respectively.

Stock Issuance Costs

Certain costs incurred in connection with the issuance of the Company’s Redeemable Convertible Preferred Stock (the “Preferred Stock”) have been deferred and are being accreted.  Stock issuance costs have historically been accreted to distributions in excess of capital using the effective interest method.  Accretion was $10,969 and $35,046 for the three and six months ended June 30, 2015, respectively, and $186,206 and $208,687 for the three and six months ended June 30, 2014, respectively.  Upon automatic conversion of the Preferred Stock to common stock in connection with the closing of the Company’s IPO in May 2015, issuance costs were no longer accreted.

Deferred Financing Costs and Debt Discounts

Certain costs incurred in connection with the Growth Term Loan have been deferred and are being amortized.  Debt issuance costs and debt discount are amortized over the term of the Growth Term Loan using the effective interest method.  In addition, prior to the IPO, costs incurred in connection with the issuance of notes under the Company’s two note and warrant purchase agreements dated December 30, 2014 (the “Note Agreements”) in February and March 2015 were capitalized and amortized over the term of the Note Agreements using the straight-line accretion method, which approximated the effective interest method in this instance.  The Company has recorded approximately $64,105 and $75,131 of deferred financing costs in the accompanying balance sheets as of June 30, 2015 and December 31, 2014, respectively.  Deferred financing cost amortization expense for the three and six month periods ended June 30, 2015 was $14,322 and $32,938, respectively.  Deferred financing cost amortization was $0 for the three and six months ended June 30, 2014.  Amortization of growth term loan discount was $52,512 and $89,032 for the three and six months ended June 30, 2015, respectively, and is included in interest expense in the accompanying condensed statements of operations.  Amortization of the Note Agreement discount was $63,490 and $90,222 for the three and six months ended June 30, 2015, respectively, and is included in interest expense in the accompanying condensed statements of operations.  The Company compared the value of the common stock issued to settle the debt with the carrying amount of the debt at the IPO closing date of May 2015, net of unamortized discount.  The Company recorded a loss on settlement of convertible debt of $705,217, comprised of $651,606 to write off unamortized discount and $53,611 to write off unamortized deferred financing costs relating to the convertible notes which were settled with common stock at the IPO, in the accompanying condensed statements of operations for the three and six months ended June 30, 2015, respectively.  There was no growth term loan or convertible note discount accretion for the three and six months ended June 30, 2014.

Deferred Offering Costs

Deferred offering costs represent legal, accounting and other direct costs related to the IPO, which was completed in May 2015.  In accounting for the IPO in May 2015, direct offering costs of approximately $2.3 million were reclassified to additional paid-in capital and are shown, along with underwriters’ fees paid, net against IPO proceeds received.  The Company recorded $0 and $1.3 million of deferred offering costs as a non-current asset in the accompanying balance sheet as of June 30, 2015 and December 31, 2014, respectively.

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

Consumables are considered to be separate units of accounting as they are sold separately.  Consumables revenue is recognized upon transfer of ownership, which is generally upon shipment.  The Company’s standard term and conditions provide that no right of return exists for instruments or consumables.  Shipping and handling fees charged to the Company’s customers for instruments and consumables shipped are included in the Statements of Operations as part of product revenue.  Shipping and handling costs for sold products shipped to the Company’s customers are included on the Statements of Operations as part of cost of revenue.

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

The Company provides instruments to certain customers under a reagent agreement. Under these agreements, the Company installs instruments in the customer’s facility without a fee and the customer agrees to purchase consumable products at a stated price over the term of the agreement; in some instances the agreements do not contain a minimum purchase requirement. Terms range from several months to multiple years and may automatically renew in several month or multiple year increments unless either party notifies the other in advance that the agreement will not renew. This represents a multiple element arrangement and because all consideration under the reagent agreement is contingent on the sale of consumables, no consideration has been allocated to the instrument and no revenue has been recognized upon installation of the instrument. The Company expects to recover the cost of the instrument under the agreement through the fees charged for consumables, to the extent sold, over the term of the agreement. Revenue is recognized as consumables are shipped.

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

License revenue is generated from the licensing of the Company’s internally developed intellectual property to third parties. The revenue may be generated by nonrefundable up-front payments and license fees, milestone and other contingent payments, or royalties based on sales of commercialized products. Licensing fees are recognized on a straight-line basis over the term of the license agreement for agreements requiring specific continuing performance obligations with deferral of all or a portion of these fees. If it cannot be concluded that a license fee is fixed or determinable at the outset of an arrangement, amounts are recognized as income as payments from third parties become due. No licensing fees were included in other revenue for the three and six months ended June 30, 2015 and 2014.

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

The top three customers accounted for 44%, 7% and 6% of the Company’s revenue for the three months ended June 30, 2015, compared with 12%, 6% and 6% for the three months ended June 30, 2014.  The largest two customers accounted for 31% and 15% of the Company’s revenue for the six months ended June 30, 2015.  The largest three customers accounted for 15%, 9% and 7% for the six months ended June 30, 2014.  The Company derived 12% and 18% of its total revenue from grants and contracts, primarily from one organization during the three and six month periods ended June 30, 2015, respectively.  56% and 37% of total revenue was derived from grants and contracts primarily from one organization, during the three and six month periods ended June 30, 2014, respectively.  The largest two customers accounted for approximately 57% and 9% of the Company’s net accounts receivable as of June 30, 2015.  One customer accounted for approximately 31% of the Company’s net accounts receivable at December 31, 2014.

The Company currently relies on a single vendor to manufacture its HTG Edge processor and reader and HTG EdgeSeq processor and additional single suppliers to supply subcomponents used in the processor.  A loss of any of these suppliers could significantly delay the delivery of HTG Edge systems, which in turn would materially affect the Company’s ability to generate revenue.

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

The revised revenue standard is effective for public entities for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of our pending adoption of ASU 2014-09 on our financial statements and has not yet determined the method by which we will adopt the standard.

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

In July 2015, the FASB issued an accounting standards update entitled “ASU 2015-11, Inventory:  Simplifying the Measurement of Inventory”.  The standard requires inventory within the scope of the ASU to be measured using the lower of cost and net realizable value.  The changes apply to all types of inventory, except those measured using LIFO or retail inventory method, and are intended to more clearly articulate the requirements for the measurement and disclosure of inventory and to simplify the accounting for inventory by eliminating the notions of replacement cost and net realizable value less a normal profit margin.  The standard will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016.  The Company does not believe the adoption of this standard will have a significant impact on the Company’s financial statements.

Note 3. Inventory

Inventory, net of reserves, consisted of the following as of the date indicated:

	June 30,	December 31,
	2015	2014
Raw materials	$228,954	$174,150
Work in process	—	—
Finished goods	2,183,139	1,511,664
	$2,412,093	$1,685,814

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.  We measure the fair values of these assets and liabilities based on prices provided by independent market participant that are based on observable inputs using market-based valuation techniques.  These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers.  The Company did not adjust any of the valuations received from these third parties with respect to any of its level 1 securities at June 30, 2015 or December 31, 2014.

Our portfolio of securities comprises U.S. Treasuries, U.S. government sponsored agency obligations and high credit quality corporate debt securities classified as available-for-sale securities.  Unrealized gains and losses will be included in accumulated other comprehensive income, net of tax.  Realized gains, realized losses and declines in value of securities judged to be other-than-temporary, will be included in other income (expense).  For the period-ended June 30, 2015, the amortized cost of investments held-for-sale approximated its fair value.

The following table provides information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014, respectively:

	Balance at June 30, 2015	Level 1	Level 2	Level 3	Balance at December 31, 2014	Level 1	Level 2	Level 3
Asset included in:
Cash and cash equivalents
Money market securities	$9,666,594	$9,666,594		$—	$3,608,890	$3,608,890	$—	$—
Corporate debt securities	$1,499,462	$—	$1,499,462	$—	$—	$—	$—	$—
Investments at fair value
U.S. government obligations	$3,307,680	$3,307,680	$—	$—	$—	$—	$—	$—
U.S. government agency obligations	$14,717,062	$—	$14,717,062	$—	$—	$—	$—	$—
Corporate debt securities	$14,844,827	$—	$14,844,827	$—	$—	$—	$—	$—
Liabilities:
Growth Term Loan warrants	$—	$—	$—	$—	$301,508	$—	$—	$301,508
Preferred Stock warrants	$—	$—	$—	$—	$429,035	$—	$—	$429,035

There are no other financial instruments subject to fair value measurement on a recurring basis.

Initial investment in available-for-sale securities was made during the quarter ended June 30, 2015 as a result of funding received through the Company’s IPO.

Level 1 instruments include investments in money market funds and U.S. Treasuries.  These instruments are valued using quoted market prices for identical unrestricted instruments in active markets.  The Company defines active markets for debt instruments based on both the average daily trading volume and the number of days with trading activity.  Level 2 instruments include U.S. Government agency obligations and corporate debt securities.  Valuations of Level 2 instruments can be verified to quoted prices, recent trading activity for identical or similar instruments, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency.  Consideration is given to the nature of the quotations (e.g. indicative or firm) and the relationship of recent market activity to the prices provided from alternative pricing sources.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period.  There were no transfers between levels for the three and six months ended June 30, 2015 or the year ended December 31, 2014.  The Company used its May 2015 IPO pricing as an input for measurement of the fair value of its Level 3 preferred stock warrant liabilities at May 11, 2015 and the Black-Scholes option pricing model, and other valuation models for measuring the fair value of its Level 3 preferred stock warrant liabilities at December 31, 2014.  The outstanding preferred stock warrants were converted to common stock warrants in connection with the closing of the Company’s IPO.

The Company’s warrant liabilities at December 31, 2014 were categorized as Level 3 because they were valued based on unobservable inputs and management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such financial instruments.  As a result of their conversion to common stock warrants on May 11, 2015 with our IPO, there were no warrant liabilities outstanding at June 30, 2015.

The December 31, 2014 fair value assessments used the Black-Sholes option pricing model using the following assumptions:

December 31, 2014
Fair value of Series B/C/D Stock and Series E Stock shares on grant date or measurement date	$0.14 - $0.22
Exercise price	$0.01 - $0.346
Expected risk-free interest rate	1.20%
Expected volatility	70%
Expected term	4.1 years
Expected dividend yield	0 - 8%

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

A reconciliation of the beginning and ending liabilities measured at fair value on a recurring basis using Level 3 inputs for June 30, 2015 and June 30, 2014 are as follows:

	June 30, 2015	June 30, 2014
Beginning balance	$730,543	$44,120
Issuance of Series E Preferred Stock Warrants	—	1,890,000
Exercise of Series E Preferred Stock Warrants	(4,116)	(1,890,000)
Exercise of Series D Preferred Stock Warrants	(91,798)	—
Reclassification of Series C-2 Warrants to Common Stock Warrants	(555)	—
Reclassification of Growth Term Loan Warrants to Common Warrants	(229,550)	—
Issuance of Convertible Note Warrants	741,828	—
Reclassification of Convertible Note Warrants to Common Stock Warrants	(1,386,035)	—
Change in preferred stock warrant valuation	239,683	56,322
Ending balance	$—	$100,442

Note 5. Debt Obligations.

Growth Term Loan

In August 2014, the Company entered into the Growth Term Loan with a syndicate of two lending institutions. The first tranche of the Growth Term Loan (“Growth Term Loan A”) of $11.0 million was funded at closing with a second tranche of $5.0 million (“Growth Term Loan B”) which was initially available to be drawn until July 4, 2015.  In August 2015, the Company and its lenders amended the Growth Term Loan agreement to extend the draw period for the second tranche until March 31, 2016 (See Note 14 – Subsequent Events). The second tranche funding was not drawn prior to expiration of this 60 day period.  The Company received the first tranche proceeds, net of a $0.3 million original issue discount.  The Company also booked a discount for the issuance of warrants with the debt (See Note 8).  The original issuance discount and warrant discount are being amortized, using the effective interest method, over the term of the Growth Term Loan A.  Amortization expense was $52,512 and $89,032 for the three and six months ended June 30, 2015, respectively, and is included in interest expense in the accompanying condensed statements of operations.  There was no amortization expense for the three and six months ended June 30, 2014.  The Growth Term Loan A bears interest at the fixed rate of 8.5% and matures in September 2018.  Pursuant to the August 2015 amendment to the Growth Term Loan agreement, the Company will have monthly interest-only payment obligations until April 1, 2016.  Following the interest-only payment period, equal monthly payments of $408,296 consisting of principal and interest amortized over the remaining term of the loan were due.  The condensed balance sheets and the principal repayments table below have been adjusted to reflect this amended payment schedule. The Growth Term Loan requires the Company to maintain compliance with specific reporting covenants and does not require financial covenants.  The Growth Term Loan is secured by a lien covering substantially all of the Company’s assets, excluding patents, trademarks and other intellectual property rights (except for rights to payment related to the sale, licensing or disposition of such intellectual property rights) and certain other specified property.  The Company paid $0.1 million in financing costs upon entering the Growth Term Loan.  The agreement included preferred stock warrants to purchase 2,512,562 shares of Series E Stock (“the “Series E Loan Warrants”) at a price of $0.2189 per share or at the purchase price of the next round of equity sold if no further shares of Series E Stock were sold.  The warrants to purchase shares of Series E Stock expire on August 22, 2024 (See Note 8) and were automatically converted to common stock warrants upon completion of the Company’s IPO in May 2015.

The principal repayments due under the term loan as of June 30, 2015, are as follows:

2015	$—
2016	3,059,068
2017	4,393,103
2018	3,547,829
Total Growth Term Loan payments	11,000,000
Less discount	(447,799)
Plus final fee premium	115,292
Total Growth Term Loan, net	$10,667,493

Convertible Notes

On December 30, 2014, the Company entered into two, separate subordinated convertible promissory note agreements, (“the Note Agreements”).  The Note Agreements provided that upon a qualified equity financing, pursuant to which the Company raised either through a qualified initial public offering of common stock (“IPO”) or through a qualifying private placement of preferred stock, gross offering proceeds of at least $20,000,000 from the sale of shares to new investors, the outstanding principal amount and all accrued but unpaid interest under the Note Agreements would automatically convert into shares of common or preferred stock, whichever was sold in the offering.  The number of shares into which the notes may be converted, common shares in the case of a qualified initial public offering or preferred shares in the case of a qualified private placement, is equal to the outstanding principal and accrued interest divided by the price per share paid by investors purchasing such newly issued equity securities.  The Note Agreements also provide that in the event of a sale of the Company, the holders may elect to receive two times the outstanding principal and accrued interest or the number of shares of Series E preferred stock as is equal to the outstanding principal and accrued interest divided by $0.2189.

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

Under the second Note Agreement, the Company was able to issue up to $6,203,971 of subordinated convertible notes to existing investors at four individual closings of up to $1,703,971 each upon ten days’ notice to participating investors.  When issued, the notes bear annual interest at 8% and mature on March 31, 2016.  In addition, pursuant to the second Note Agreement the Company issued to participating investors warrants to purchase up to 4,282,472 shares of Series E preferred stock at $0.2189 per share, discussed further in Note 8.

Under each of the Note Agreements, the failure of a principal or major participating investor to invest their committed amount at each of the closings resulted in the conversion of a percentage of the investor’s preferred shares into common shares at the applicable conversion rates in effect pursuant to the Company’s restated certificate of incorporation. Under the first Note Agreement, failure of a principal investor to purchase their committed amount resulted in the conversion of their entire holdings of preferred stock into common stock, at conversion rates then in effect. Under the second Note Agreement, up to 80% of the total preferred stock held by such investor will be converted into common stock, at conversion rates then in effect. In addition, failure to purchase the full committed amount in any closing will result in the termination of the applicable investor’s warrants, in whole or in part, and the forgiveness and extinguishment of 80% of the aggregate principal amount of the applicable investor’s outstanding notes, if any. In the event the Company sold new shares of stock in a qualified initial public offering or preferred stock in a private placement, an investor’s failure to participate in the subsequent equity financing, in an amount equal to their applicable remaining committed amount under the Note Agreements, would result in the conversion of up to 80% of the non-participating investor’s aggregate preferred stock holding as of the closing date of the subsequent equity financing, along with a reduction of up to 80% of the non-participating investor’s warrants.

Pursuant to the provisions of the second Note Agreement, certain preferred shares were optionally converted into common stock as of December 30, 2014.

Certain provisions of the first Note Agreement terminate (including the investors’ obligations to purchase notes thereunder) immediately prior to the earlier to occur of the closing of (i) a qualified initial public offering or (ii) a qualified private placement.  Certain provisions of the second Note Agreement terminate (including the investors’ obligations to purchase notes thereunder) immediately prior to the earlier to occur of (x) the time at which a registration statement covering a public offering of the Company’s securities under the Securities Act of 1933, as amended, becomes effective or (y) the initial closing of a qualified private placement.  Such provisions of the Note Agreements (including the investors’ obligations to purchase notes thereunder) terminated in connection with the completion of the Company’s IPO.

As of December 31, 2014, there were no borrowings under the Note Agreements.  Draws under the first Note Agreement in February, March and April 2015 totaled $4.5 million through the Company’s IPO in May 2015.  There were no draws under the second Note Agreement prior to the Company’s IPO in May 2015.

The Company booked a $741,828 discount for the estimated fair value of warrants issued in connection with the debt (See Note 8).  The warrant discount is being amortized, using the effective interest method, over the term of the Convertible Notes.  Amortization expense of $63,490 and $90,222 for the three and six months ended June 30, 2015, respectively, is included in the statement of operations.  There was no amortization expense for the three and six months ended June 30, 2014.

Settlement of Convertible Debt upon IPO Closing

Upon closing of the Company’s initial public offering in May 2015, all outstanding principal and accrued interest was settled by issuing 324,591 shares of common stock valued at the IPO price of $14.00 for a total of $4.5 million.  The Company evaluated the terms of the Note Agreement at inception and concluded that it should be accounted for as share settled debt as it falls within the scope of ASC 480, “Distinguishing Liabilities from Equity”.  While the issued debt Note Agreements contain multiple events that could trigger settlement at different values, the Company evaluated all of the possible outcomes and considered the qualified IPO outcome to be predominant at more than 50%.  The IPO settlement triggering event settles the fixed monetary amount of the debt known at inception with a variable number of shares of common stock based on the price of the common stock at settlement and therefore meets the definition of share settled debt.  The Company compared the value of the common stock issued to settle the debt with the carrying amount of the debt at the IPO closing date of May 2015, net of unamortized discount and deferred financing costs, and recorded a loss on settlement of debt of $705,217 in the accompanying condensed statement of operations for the three and six months ended June 30, 2015.  The value of the debt adjusted to the value of the common stock paid was reclassified from debt to equity.

Note 6. Other Agreements

NuvoGen Obligation

The Company entered into an asset purchase agreement in 2001, as amended, with NuvoGen Research, LLC (“NuvoGen”) to acquire certain intellectual property from NuvoGen. The Company accounted for the transaction as an asset acquisition.  However, as the intellectual property was determined to not have an alternative future use, the upfront consideration was expensed. The Company exchanged upfront consideration of 600,000 shares of the Company’s common stock. The remaining cash consideration of $15,000,000 is to be paid by the Company through a percentage of applicable annual sales equal to the greater of a minimum annual payment or 6% of the Company’s applicable annual revenues. The obligation is non-interest bearing and was secured by certain patents and trademarks.  Certain terms of the agreement were amended in November 2012 and February 2014.

The Company recorded the obligation at the estimated present value of the future payments using a discount rate of 2.5%, the Company’s estimate of its effective borrowing rate for similar obligations. Unamortized debt discount was $386,883 and $564,634 at June 30, 2015 and December 31, 2014, respectively.

Pursuant to the closing of the Growth Term Loan in August 2014 (See Note 5), the Company agreed to accelerate certain minimum payments pursuant to the asset purchase agreement and NuvoGen agreed to terminate its security interest in the originally pledged patents and trademarks. Remaining minimum payments that were otherwise due for 2014, 2015 and the first quarter of 2016, amounting to $868,750 were paid in advance. No further payment is due under the asset purchase agreement until the second quarter of 2016. The acceleration of payments did not significantly change the minimum cash flows and therefore had no significant accounting effect.

There were no payments made to NuvoGen during the three and six months ended June 30, 2015.  NuvoGen was paid $112,500 and $225,000, respectively, during the three and six months ended June 30, 2014. Discount accreted during the three and six months ended June 30, 2015 was $51,180 and $177,751, respectively, and $47,184 and $94,684, during the three and six months ended June 30, 2014, respectively.

The remaining payments due to NuvoGen at June 30, 2015, are as follows:

2015	$—
2016	543,750
2017	800,000
2018	400,000
2019	400,000
2020 and beyond	7,098,743
$9,242,493

Illumina, Inc. Agreement

In October 2014, the Company entered into a development and component supply agreement with Illumina, Inc. for the development and worldwide commercialization by the Company of up to two complete diagnostic gene expression profiling tests for with Illumina’s diagnostic instruments, using components supplied by Illumina. The Company refers to these diagnostic gene expression profiling tests as IVD test kits. The IVD test kits may be used in two discrete testing fields chosen by the Company, one or both of which may relate to oncology for breast, lung, lymphoma or melanoma tumors, and up to one of which may relate to transplant, chronic obstructive pulmonary disease, or immunology/autoimmunity. The Company provided notice to Illumina of its first testing selections during the quarter ended March 31, 2015.  If a second selection is to be selected, the Company must provide notice to Illumina of the Company’s second selected field within 24 months following the date of the agreement.

Following the Company’s selection of the testing field for each IVD test kit, the Company and Illumina have agreed to negotiate a development plan for the development and regulatory approval of the applicable IVD test kit.  Illumina has agreed to provide development and regulatory support as part of the plan. Upon mutual agreement of the first development plan, the Company will pay Illumina a fixed fee in the six-figure dollar range. The Company is also required to pay Illumina up to $1.0 million in the aggregate upon achievement of specified regulatory milestones relating to the IVD test kits. In addition, the Company has agreed to pay Illumina a single digit percentage royalty on net sales of any IVD test kits that the Company commercializes pursuant to the agreement. As of June 30, 2015 the first development plan has not been completed. Ongoing research and development costs for these programs have been expensed as incurred and $0 has been paid to Illumina relating to this agreement as of June 30, 2015.

The agreement will expire on the earlier of October 2019 or the date which the last to expire development plan under the agreement is completed. The Company may terminate the agreement at any time upon 90 days’ written notice and may terminate any development plan under the agreement upon 30 days’ prior written notice. Illumina may terminate the agreement upon 30 days’ prior written notice if the Company undergoes certain changes of control or immediately if the Company fails to select a testing field for an IVD test kit within 24 months following the date of the agreement. Either party may terminate the agreement upon the other party’s material breach of the agreement that remains uncured for 30 days, or upon the other party’s bankruptcy.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(6,452,342)	$(3,684,826)	$(10,540,477)	$(6,512,416)
Accretion of stock issuance costs	(10,969)	(186,206)	(35,046)	(208,687)
Accretion of discount on Series E warrants	(40,146)	(85,717)	(127,616)	(137,094)
Series E and D, preferred stock dividends	(367,350)	(828,125)	(1,165,932)	(1,568,762)
Net loss attributable to common stockholders	$(6,870,807)	$(4,784,874)	$(11,869,071)	$(8,426,959)
Denominator:
Weighted-average common shares outstanding -basic and diluted	3,973,055	96,440	2,163,295	96,426

The following outstanding options, warrants and preferred stock were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Six Months Ended June 30,
	2015	2014
Options to purchase common stock	610,090	553,622
Convertible preferred stock (as converted)	—	2,353,163
Convertible preferred stock warrants (as converted)	—	27,534
Common stock warrant	170,587	931

Note 8.  Warrants

In connection with certain of its redeemable convertible preferred stock issuances, convertible debt financings and other financing arrangements, the Company has issued warrants for shares of its common stock and various issues of its redeemable convertible preferred stock.

On August 22, 2014, in connection with the Company’s entry into the Growth Term Loan, the Company issued to the lenders Series E Loan Warrants exercisable for an aggregate of 2,512,562 shares of Series E preferred stock at a price of $0.2189 per share. The warrants provided for cashless exercise at the option of the holders, and also contained provisions for the adjustment of the number of shares issuable upon the exercise of the warrant in the event of stock splits, recapitalizations, reclassifications, consolidations or dilutive issuances. In connection with the completion of the initial public offering in May 2015, the Series E Loan Warrants became exercisable for an aggregate of 23,396 shares of the Company’s common stock at an exercise price of $23.51 per share. The Series E Loan Warrants expire by their terms on August 22, 2024, provided that the warrants will be automatically exercised on a cashless basis upon expiration if not previously exercised if the fair market value of a share of the Company’s common stock exceeds the per share exercise price.

The Company allocated the total proceeds of the Growth Term Loan and the Series E Loan Warrants based on the residual value method. Assumptions used to determine the initial fair value included fair value of shares of Series E Stock on grant date $0.31; Exercise price $0.2189; Expected risk-free interest rate 1.6%; Expected volatility 70.0%; Expected term 4.5 years; and Expected dividend yield 8.0%. The fair value of the Series E Warrants of $0.12 per share, or $301,507, was recorded as a discount on the Growth Term Loan to be accreted over the term of the Growth Term Loan using the effective interest method. The Company has historically accounted for the Series E Loan Warrants as liabilities as such warrants were indexed to shares that could be redeemed for cash outside the control of the Company. The preferred warrants were valued using the Black-Scholes option pricing model as of December 31, 2014.  At December 31, 2014, the fair value of the Series E Loan Warrants was $301,507.  Refer to Note 4 for assumptions used to value these warrants.

On December 30, 2014, in connection with the Company’s Note and Warrant Purchase Agreements (Note 5) the Company agreed to issue warrants (the “Convertible Note Warrants”) exercisable for an aggregate of 9,311,586 shares of Series E Stock at a price of $0.2189 per share, for aggregate consideration of $1,354. The Convertible Note Warrants were issued on January 15, 2015. The warrants provide for cashless exercise at the option of the holders, and also contained provisions for the adjustment of the number of shares issuable upon the exercise of the warrant in the event of stock splits, recapitalizations, reclassifications, consolidations or dilutive issuances. The Convertible Note Warrants expire by their terms on January 15, 2022. As the Convertible Note Warrants were issued in conjunction with and in order to establish a lending facility commitment, they were being accounted for as a debt discount to be amortized over the life of the Note Agreements using the effective interest method and as a warrant liability, at fair value, as they were indexed to shares that could be redeemed for cash outside the control of the Company.

The Company recorded the initial $741,828 of the Convertible Note Warrants using the Black-Scholes option pricing model and assumptions further described in Note 4, specifically using a 7 year term, a 1.6% risk free interest rate, 75% volatility, 0% dividend yield and a common stock price of $0.13 which is a pre-IPO equivalent to the Company’s $14.00 per share offering price in May 2015, which the Company considered to approximate the fair value at January 14, 2015 as the operations of the business had not changed during the intervening period.

Upon closing of the IPO, the Company’s preferred stock warrants expired, were exchanged for equity warrants or were exercised by the holders, depending on the terms of the respective agreements and actions of the holders.  The Company computed the fair value of the warrants just prior to the conversion date and the change in fair value was recorded to loss from change in stock warrant valuation within the statements of operations.

The Company’s Series C-1 preferred stock warrants expired upon closing of the IPO as they were not exercised prior to or contemporaneously with the closing of the IPO.  As of May 11, 2015, 1,290,350 Series C-1 preferred stock warrants were forfeited and cancelled as they were not exercised prior to the initial public offering.

The Company resolved that, in accordance with the Conversion Agreement, dated December 22, 2014, effective immediately prior to the closing of the IPO, each share of preferred stock of the Company then outstanding and unexpired would automatically be converted into shares of the Company’s common stock.  Due to the conversion of the underlying Series C-2 Stock and Series E Stock into common stock, the Series C-2, Series E and Convertible Note preferred warrants became exercisable for common stock.  Following conversion to common stock warrants, these warrants were determined to meet the criteria for equity classification.  Upon completion of the IPO, and the conversion of the Company’s Series C-2 preferred stock into common stock, the Series C-2 preferred stock warrants converted to warrants for purchase of 1,488 shares of the Company’s common stock at an exercise price of $24.23 per share.  The Convertible Note Warrants converted to warrants for the purchase of 144,772 shares of the Company’s common stock at the initial public offering price of $14.00 per share.  Series E Loan Warrants converted to warrants for the purchase of 23,396 shares of the Company’s common stock at the initial public offering price of $14.00 per share.

During 2015, all series D preferred stock warrant holders elected to exercise their warrants, contingent and effective upon closing of the IPO.  Upon completion of the IPO, the Company issued 723,050 shares of its Series D preferred stock upon the exercise of 769,059 outstanding warrants, for which it received aggregate cash consideration of approximately $1,752 for such exercises.  Certain warrant holders elected to exercise pursuant to the terms of the net exercise provision of the warrant.  For purposes of such net exercise, the fair market value of the Company’s common stock was equal to the initial public offering price of $14.00.  The Series D preferred stock converted into 6,729 shares of the Company’s common stock on May 11, 2015.

Security	Number of Preferred and Common Warrants at December 31, 2014	Number of Common Warrants at June 30, 2015	Exercise Price/Share	Expiration Date
Series C-1 redeemable convertible preferred stock warrants	1,290,350	—	$37.16	2016-2017
Series C-2 redeemable convertible preferred stock warrants	157,912	1,488	24.23	2015
Series D redeemable convertible preferred stock warrants	769,059	—	1.07	2020
Series E redeemable convertible preferred stock warrants	2,512,562	23,396	23.51	2024
Convertible note warrants	—	144,772	14.00	2022
Common stock warrants	931	931	6.45	2019

The fair value of the preferred stock warrant liability was $0 and $730,543 at June 30, 2015 and December 31, 2014, respectively.  During the three and six months ended June 30, 2015 the Company recorded a loss of $628,643 and $239,383, respectively, on the change in fair value of the preferred stock warrants, as the fair value of all preferred stock warrants was updated prior to conversion at IPO, with the fair value change being charged to loss from change in stock warrant valuation in the statements of operations.  A loss of $56,322 and $56,322, respectively, was recorded during the three and six months ended June 30, 2014 on the change in fair value of the preferred stock warrants.  The preferred stock warrant liability for outstanding Series C-2, Series D and Series E warrants was reclassified to additional paid-in-capital and recorded as common stock warrants upon the closing of the Company’s IPO.

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

On March 31, 2014, pursuant to a rights offering, the Company issued 354,062 shares of Series E Stock pursuant to the Series E Agreement at a price per share of $0.2189 per share. Along with the shares of Series E Stock, one Series E Warrant was issued for each three shares of Series E Stock purchased with a purchase price of $0.0001 per Series E Warrant and an exercise price of $0.001 per share of Series E Stock for a total of 118,017 Series E Warrants. Each Series E Stock purchaser was required to exercise the Series E Warrant in a simultaneous transaction with the purchase of shares of Series E Stock. Together with Series E Warrants, the issuance of shares of Series E Stock and Series E Warrants resulted in gross proceeds to the Company of $77,634. The Series E Agreement provided for a second tranche on or before November 30, 2014, contingent upon the achievement of certain milestones.

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

The Series D Stock and Series E Stock liquidation preference was equal to two times the original issue price of the Series D Stock or Series E Stock, respectively, plus any accrued but unpaid dividends whether or not declared.  The Company has historically accreted up to the redemption amount and not the liquidation value, because additional amounts due under the liquidation rights was not considered probable at initial recording or as of the Company’s initial public offering in May 2015 or at December 31, 2014.

The shares of Series A/B/C/D Stock and Series E Stock historically had the right to redemption of their respective class of shares on a date beginning not prior to February 2019 (the “Series E Preferred Stock Redemption Date”).  In order to effect each respective redemption, the holders of at least 60% of the voting power of the then outstanding shares of Series D Stock or Series E Stock needed to vote in favor of a Series D or Series E Stock redemption and provide written notice to the Company at lease sixty days prior to the Series E Preferred Stock Redemption Date of such election.  The holders of at least a majority in the voting power of the then outstanding shares of the Series A/B/C Stock could then vote in favor of a Series A/B/C Stock redemption, respectively.  The holders of at least 66 2/3% of the voting power of the then outstanding shares of Series A Redeemable Convertible Preferred Stock (the “Series A Stock”) could then vote in favor of a Series A Stock redemption.  The Series D Stock and Series E Stock redemption value was equal to the Series D Stock and Series E Stock original issue price per share (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like) plus all dividends declared but unpaid thereon together with any accruing dividends accrued but unpaid thereon, whether or not declared with respect to such shares.  The Series A/BC/D and Series E Stock redemption value was equal to the respective series original issue price per share (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like) plus all accrued and unpaid dividends with respect to such shares.  If the Company did not have sufficient funds or other assets legally available to redeem all shares to be redeemed at any redemption date, it was to redeem as applicable (i) pro rata to Series E Stock, until all shares were redeemed, (ii) pro rata to Series D Stock until all shares were redeemed, (iii) pro rata to Series C Stock, until all shares were redeemed, (iv) pro rata to Series A Stock and Series B Stock, until all shares were redeemed.  If any shares to be redeemed remained outstanding, the Company was to redeem the remaining shares in accordance with the previous sentence as soon as sufficient funds were legally available.  Due to the redemption feature, the preferred shares were historically recorded as mezzanine equity.

Preferred Shares	Carrying Value at 5/11/15	Preferred Shares Before IPO	Common Shares After IPO
Series A Stock	$1,403,007	1,292,084	38,973
Series B Stock	2,100,149	6,789,712	75,835
Series C-1 Stock	4,569,063	13,242,612	191,406
Series C-2 Stock	2,225,619	9,948,331	93,757
Series D Stock	30,370,273	140,252,678	1,305,984
Series E Stock	7,879,873	45,989,722	428,237
Carrying value, excluding dividends	$48,547,984	217,515,139	2,134,192
Series D Stock and Series E Stock cumulative dividends	8,808,065		374,632
Total	$57,356,049	217,515,139	2,508,824

As of the Company’s IPO in May 2015, Series A Stock, Series B Stock, Series C-1 Stock, Series C-2 Stock, Series D Stock and Series E Stock conversion ratios were 0.030, 0.011, 0.014, 0.009, 0.009 and 0.009, respectively, after consideration of the one-for-107.39 reverse split. When converted at May 11, 2015, all of the outstanding preferred shares and cumulative accrued dividends on Series D Stock and Series E Stock were converted into 2,134,192 and 374,632 shares of Common Stock, respectively.

The Company has historically accounted for the Series E Warrants as liabilities as such warrants were indexed to shares that could be redeemed for cash outside the control of the Company. The Company allocated the total proceeds first to the Series E Warrants based on their fair value of approximately $1,890,000 and the remainder amounting to approximately $5,665,000 of the proceeds allocated to the Preferred Shares. The fair value of the Series E Warrants was estimated to approximate the fair value of the Series E Stock because of their nominal price. The amount allocated to the Series E Warrants represented a discount to the Preferred Shares and was being accreted using the effective interest method up to the redemption amount from the respective issuance date to redemption date of five years. Accretion for the three and six months ended June 30, 2015 was approximately $40,000 and $128,000, respectively, and accretion for the three and six months ended June 30, 2014 was approximately $137,000 and $137,000, respectively. Upon immediate exercise of the Series E Warrants, the amount recorded as warrant liability was reclassified to Preferred Shares, and issuance costs of $48,384 which had been allocated to the warrants were expensed. The Company was not accreting to the amount resulting from additional liquidation preference rights under the agreement because they were not considered probable at initial recording or at any point between then and May 2015 IPO. The Company additionally analyzed the issuance of Series E Warrants with the Series E Stock, noting there was no resulting beneficial conversion feature. Following the IPO, all outstanding warrants previously exercisable for preferred stock became exercisable for common stock.  The previously reported warrant liability associated with the convertible warrants was applied to additional paid-in-capital.

The Company’s Series D Stock and Series E Stock accrued cumulative dividends at 8% per annum on the original issue price of $0.2189, whether or not declared by the Board of Directors. In connection with the Company’s Growth Term Loan, the holders of both the Series D Stock and Series E Stock agreed to waive their rights to cash dividends. As a result, only a share dividend, based on the cumulative dividends divided by the original issue price, could be paid upon declaration by the Board of Directors or upon the automatic conversion of the Company’s Preferred Stock. Dividends were being accreted based on the number of days outstanding. At June 30, 2015 and December 31, 2014, the cumulative Series D Stock and Series E Stock dividends were $0 and $7,643,378, respectively.  All shares of Series D and Series E, together with accrued dividends, automatically converted into 374,632 shares of the Company’s common stock (on as converted method) in connection with the initial closing of the IPO on May 11, 2015.

The value of the shares of Series A/B/C/D Stock and Series E Stock was recorded at the amount initially received on the date of issuance or upon conversion from debt, less any applicable discounts for warrants and issuance costs, adjusted for the accretion of discounts utilizing the effective interest method up to the redemption amount from the respective issuance date to the Series E Preferred Stock Redemption Date, and the accretion of cumulative dividends. The redemption value for Series A/B/C Stock agrees to the liquidation value presented on face of the balance sheet. The redemption value of Series D Stock and Series E Stock was $0 at June 30, 2015.

On January 30, 2015, 51,681 shares of Series E stock were purchased by a convertible note warrant holder for cash consideration of approximately $7,196.

Note 10.  Stockholders’ Equity (Deficit)

Common Stock

The Company amended its certificate of incorporation on May 11, 2015, to decrease the number of authorized shares from 600,000,000 on a post reverse split basis to 200,000,000 shares.  The 200,000,000 authorized shares of common stock have a par value of $0.001 per share.  As of June 30, 2015, 6,827,414 shares were issued.  As of December 31, 2014, 334,003 of the 600,000,000 shares were issued.

Each share of common stock is entitled to one vote.  All shares of common stock rank equally as to voting and all other matters that the holders are entitled to vote on.  The shares of common stock have no preemptive or conversion rights, no redemption or sinking fund provisions, no liability for further call or assessment, and are not entitled to cumulative voting rights.

Preferred Stock

With the amendment of the Company’s certificate of incorporation the Company has been authorized to issue 10,000,000 shares of preferred stock, each having a par value of $0.001.  The preferred stock may be issued from time to time in one or more series with the authorization of the Company’s Board of Directors.  The Board of Directors have the ability to determine voting power for each series issued, as well as designation, preferences, and relative, participating, optional or other rights and such qualifications, limitations or restrictions thereof.

Stock Option Plan

In February 2014, pursuant to the Series E Agreement, the amount of shares reserved under the Company’s 2011 Equity Incentive Plan (the “2011 Plan”) was increased to 20% of the total outstanding shares of the Company calculated on a fully diluted basis. The shares reserved under the 2011 Plan were required to be kept at that percentage with each subsequent equity financing.

On May 11, 2015, 940,112 shares were reserved for issuance under the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), including 14,006 shares from the 2011 Plan.  As of June 30, 2015, there were 923,031 shares available for issuance under the 2014 Plan.

As of June 30, 2015, options to purchase 610,090 shares of Common Stock were outstanding, including 356,050 options that were fully vested. The remaining options vest over 2.7 years.

A summary of the Plans’ stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2014	595,577	$3.71	7.8
Granted	17,083	–
Exercised	(1,316)	4.24		$2,497
Forfeited	(1,254)	8.41
Balance at June 30, 2015	610,090	3.99	7.4	5,449,483
Vested and expected to vest at June 30, 2015	597,358	3.91	7.3	5,379,404
Exercisable at June 30, 2015	356,050	3.38	6.4	3,386,727

Below is a summary of stock option grant activity and related fair value information for the six months ended June 30, 2015:

2015 Grants	Options Granted	Exercise Price	Fair Value of Common Stock on Date of Grant
May	5,000	$14.64	$14.64
June	12,083	$13.83	$13.83
Total	17,083

Below is a summary of stock option grant activity and related fair value information for the six months ended June 30, 2014:

2014 Grants	Options Granted	Exercise Price	Fair Value of Common Stock on Date of Grant
January	2,094	$2.15	$2.15
March	249,361	$2.15	$2.15
May	8,685	$2.15	$2.15
Total	260,140

As of June 30, 2015, there was total unrecognized compensation expense of $674,100 related to unvested stock options, which the Company expects to recognize over a weighted-average period of approximately 3 years.

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

Severance Agreements and Retention Plans

In October 2012, the Board of Directors and 60% of requisite preferred holders approved a plan to set aside no less than 15% of the proceeds of any sale of the Company to be distributed to the Company’s employees, directors or consultants as designated by the Board of Directors (the “HTG Employee Retention Plan”).  The HTG Employee Retention Plan terminated pursuant to its terms upon the closing of the Company’s initial public offering.

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

Indemnification Agreements

In the course of operating our business, the Company has entered into, and continues to enter into, separate indemnification agreements with the Company’s directors and executive officers, in addition to the indemnification provided for in the Company’s amended and restated bylaws.  These agreements may require the Company to indemnify its directors and executive officers for certain expenses incurred by a director executive officer in any action or proceeding arising out of their services as one of the Company’s directors or executive officers.

Leases

The Company leases office and laboratory space under two non-cancelable operating leases in Tucson, Arizona, which were set to expire in November and December 2015, respectively, as of June 30, 2015.  Under the terms of the two Tucson leases, the Company had one option to extend the leases for five years at the end of the initial seven year lease term.  The Company amended its existing facilities leases in August 2015 to extend the terms for five years and to undergo leasehold improvements to expand and improve its existing research, development, operations and administration office facilities.  The lease amendment includes an increase in monthly rents for landlord borne facilities costs of approximately $804,000 over the remaining life of the leases (See Note 14).  In addition to these lease term extensions, the Company expects to enter into a construction contract in the third quarter 2015 for the expansion and improvement of its laboratory, manufacturing and office spaces, representing an expected additional commitment of approximately $500,000.  The leasehold improvements to both of our leased facilities are expected to be completed in the first half of 2016.

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

The Company applies a two-step approach to recognizing and measuring uncertain tax positions. The Company evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The term “more likely than not” means a likelihood of more than 50 percent. Otherwise, the Company may not recognize any of the potential tax benefit associated with the position. The Company recognizes a benefit for a tax position that meets the “more likely than not” criterion at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon its effective resolution. Unrecognized tax benefits involve management’s judgment regarding the likelihood of the benefit being sustained. The final resolution of uncertain tax positions could result in adjustments to recorded amounts and may affect the Company’s results of operations, financial position and cash flows. The Company has not identified any uncertain tax positions at June 30, 2015 or December 31, 2014.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at June 30, 2015 and December 31, 2014, respectively, and has not recognized interest or penalties during the three and six months ended June 30, 2015 and 2014, respectively, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within in the next 12 months.

Note 13.  Related-Party Transactions

In March 2014 and July 2013, the Company entered into two separate consulting agreements to assess potential markets for its products with a holder of Series D Stock and Series E Stock. The stockholder was paid $0 and $0 for the three and six months ended June 30, 2015, respectively, and $11,250 and $22,250 for the three and six months ended June 30, 2014, respectively under those agreements.  An employee of the stockholder is a member of the Board of Directors.  At June 30, 2015, there were no further amounts due under the consulting agreements.

Note 14.  Subsequent Events

On August 4, 2015, the Company entered into an amendment to the loan and security agreement with its lenders, Oxford Finance LLC and Silicon Valley Bank.  The amendment extended the interest-only payment period through April 1, 2016.  It further changed the prepayment fee schedule such that the Company will be obligated to pay a prepayment fee equal to (i) 3% of the principal amount prepaid if the growth term loan is prepaid on or before the first anniversary of the amendment, (ii) 2% of the principal amount repaid if the growth term loan is prepaid after the first anniversary but on or prior to the second anniversary of the amendment and (iii) 1% of the principal amount repaid if the growth term loan is repaid after the second anniversary of the amendment and prior to maturity.  The amendment increased the final payment percentage to 4.75%.  The amendment also extended the draw period for the second $5.0 million tranche of borrowings available to the Company to the earlier of March 31, 2016 or the occurrence of an event of default, and altered the repayment schedule to allow for repayment of borrowed principal over the course of 30 months beginning April 1, 2016.

On August 4, 2015, the Company entered into amendments to its Tucson, Arizona facility lease agreements with its landlord. Pursuant to the terms of these amendments, both lease terms will be extended for five years. In addition, both facilities will undergo leasehold improvements to expand and improve our existing operations facilities.  The lease amendments include an increase in our monthly rents for landlord borne facilities costs of approximately $804,000 over the term of the five year extensions.  In addition to these lease term extensions, the Company expects to enter into a construction contract in the third quarter of 2015 for the expansion and improvement of its laboratory and office spaces, representing an expected additional commitment of approximately $500,000.  The leasehold improvements to both of the Company’s leased facilities are expected to be completed in the first half of 2016.

As a result of the amendments the Company’s annual minimum lease payments before common area maintenance charges, which will commence in 2016 and continue through 2020 are as follows:

2016	$507,948
2017	510,323
2018	512,734
2019	515,181
2020	517,664

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto for the year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our final prospectus filed with the Securities and Exchange Commission on May 6, 2015 relating to our Registration Statement on Form S-1/A (File No. 333-201313) for our initial public offering. This discussion and analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward looking statements include, but are not limited to, statements about:

•	our ability to successfully commercialize our HTG Edge or HTG EdgeSeq systems and related applications and assays;
•	our ability to generate sufficient revenue or raise additional capital to meet our working capital needs;
•	our ability to secure regulatory clearance or approval, domestically and internationally, for the clinical use of our products;
•	our ability to develop new technologies beyond mRNA and miRNA to include DNA fusions and mutations or other technologies to expand our product offerings;
•	the implementation of our business model and strategic plans for our business;
•	the regulatory regime for our products, domestically and internationally;
•	our strategic relationships, including with patent holders of our technologies, manufacturers and distributors of our products, and third parties who conduct our clinical studies;
•	our intellectual property position;
•	our expected use of proceeds;
•	our ability to comply with the restrictions of our debt facility and meet our debt obligations;
•	our expectations regarding the market size and growth potential for our life sciences and diagnostic businesses;
•	any estimates regarding expenses, future revenues, capital requirements, and stock performance; and
•	our ability to sustain and manage growth, including our ability to develop new products and enter new markets.

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

Overview

We are a commercial stage company that developed and markets a novel technology platform to facilitate the routine use of complex molecular profiling. Our HTG Edge platform automates sample processing and can quickly, robustly and simultaneously profile thousands of clinically relevant molecular targets from samples a fraction of the size required by current technologies. Our objective is to establish the HTG Edge platform as a standard in molecular profiling and make this capability accessible to all molecular labs from research to the clinic. We believe that our target customers desire high quality molecular profiling information in a multiplexed panel format from increasingly smaller samples, with the ability to do this locally to minimize turnaround time and cost. The HTG Edge platform was designed to meet these needs and is empowering pathologists, clinicians and molecular labs to directly control the molecular profiling of patient samples.

Our HTG Edge platform is comprised of instrumentation, consumables and software analytics, automates the molecular profiling of genes and gene activity using our proprietary nuclease protection chemistry to deliver extraction-free, multiplexed results on a wide variety of biological samples. Our platform provides significant workflow and performance advantages in molecular profiling applications including tumor profiling, molecular diagnostic testing and biomarker development. In 2014 we launched our HTG EdgeSeq chemistry, an extension of our platform that automates and adapts our nuclease protection chemistry to enable analysis using next generation sequencing, or NGS, instrumentation. This new HTG EdgeSeq chemistry utilizes the same sample preparation instrument and reagents as our original chemistry, but allows for read out on an NGS instrument. By combining the power of the HTG EdgeSeq chemistry with the capabilities of NGS, we are able to profile a wide variety of genomic alterations and sample types.  Our current HTG Edge system is capable of running both our original, plate-based chemistry, which quantifies RNA using our plate reader included with the system, and our HTG EdgeSeq chemistry, which is detected using NGS instrumentation provided by the customer.  We also have the flexibility to provide the HTG Edge system without our plate reader for those customers whose focus is NGS readout of our HTG EdgeSeq chemistry, in which case we may refer to the system as the HTG EdgeSeq system.  We plan to launch a new version of our HTG EdgeSeq system in the third quarter of 2015, which is dedicated to our HTG EdgeSeq chemistry only.  We expect this new, focused version to reduce the costs of manufacturing and customer installation in addition to providing a simpler, easier to use version for our sequencing-only customers.  This new version of the HTG EdgeSeq system will also be utilized for our future lung panel in vitro diagnostics.

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

We have incurred significant losses since our inception and we have never been profitable. We incurred net losses of $6.5 million and $10.5 million for the three and six months ended June 30, 2015, respectively, and net losses of $3.7 million and $6.5 million for the three and six months ended June 30, 2014, respectively. As of June 30, 2015, we had an accumulated deficit of $78.7 million and we had available cash and cash equivalents totaling approximately $11.2 million and investments in highly liquid corporate and government debt securities totaling $18.5 million.

Recent Developments

We completed our initial public offering in May 2015 and received net proceeds of $45.4 million from the sale of shares of common stock offered by us in the offering (including 90,076 shares sold pursuant to the partial exercise by the underwriters of their over-allotment option), after deducting the underwriting discounts and commissions and estimated offering expenses payable by us.

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

In June 2015, we entered into a two-year Sponsored Research Agreement with The University of Texas MD Anderson Cancer Center to support development of multiple NGS–based gene expression assays for lung cancer subtyping, fusion status and immune profiling.  We expect the project to provide important information for selection of novel therapies and to better predict outcomes in lung cancer patients than currently accepted genomic analysis alone.

We have recently completed an external audit and have received our ISO 13485 recertification through 2018.   This recertification gives HTG added confidence in our quality systems as we move forward with the planned submission of our first IVD product for FDA pre-market approval and CE/IVD marketing.

We were also voted in as a member of the WIN Consortium during their annual symposium held in Paris in June 2015.  WIN is the Worldwide Innovative Network in personalized cancer medicine.  Our inclusion in WIN is a key step in increasing HTG’s interaction with WIN member key opinion leaders and participation in WIN sponsored clinical trials as a technology partner.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Revenue:
Product	$648,347	$75,139	$573,208	$1,375,785	$445,146	$930,639
Service	51,000	74,807	(23,807)	113,292	289,657	(176,365)
Other	91,204	184,429	(93,225)	325,789	426,095	(100,306)
Total revenue	790,551	334,375	456,176	1,814,866	1,160,898	653,968
Cost of revenue	834,949	615,523	219,426	1,729,575	1,257,934	471,641
Gross margin	(44,398)	(281,148)	236,750	85,291	(97,036)	182,327
Operating expenses:
Research and development	953,222	865,540	87,682	1,641,437	1,723,023	(81,586)
Selling, general and administrative	3,726,490	2,429,388	1,297,102	7,165,759	4,506,190	2,659,569
Total operating expenses	4,679,712	3,294,928	1,384,784	8,807,196	6,229,213	2,577,983
Operating loss	(4,724,110)	(3,576,076)	(1,148,034)	(8,721,905)	(6,326,249)	(2,395,656)
Other income (expense)
Loss from change in stock warrant valuation	(628,643)	(56,322)	(572,321)	(239,683)	(56,322)	(183,361)
Interest expense	(476,071)	(56,436)	(419,635)	(955,448)	(130,949)	(824,499)
Interest income	11,065	—	11,065	11,142	—	11,142
Loss on settlement of convertible debt	(705,217)	—	(705,217)	(705,217)	—	(705,217)
Other	70,634	4,008	66,626	70,634	1,104	69,530
Net loss	$(6,452,342)	$(3,684,826)	$(2,767,516)	$(10,540,477)	$(6,512,416)	$(4,028,061)

Revenue

Total revenue for the three and six months ended June 30, 2015 increased by 136% to $0.8 million and by 56% to $1.8 million compared to total revenue for the three and six months ended June 30, 2014, respectively.

Product revenue

Total product revenue for the three and six months ended June 30, 2015 was $0.6 million and $1.4 million compared to $0.1 million and $0.4 million for the three and six months ended June 30, 2014. Product revenue includes revenue from the sale of instruments and consumables. Instrument revenue increased to $56,000 and decreased to $259,000 for the three and six months ended June 30, 2015 from $1,200 and $316,000 for the three and six months ended June 30, 2014, respectively. Consumables revenue increased to $0.6 million and $1.1 million in the three and six months ended June 30, 2015 from $74,000 and $130,000 for the three and six months ended June 30, 2014, respectively.  This increase continues to be driven by our growing installed base, the launch of the HTG EdgeSeq system in 2014 and our launch of new consumables and assay protocols.

Service revenue

Service revenue was $51,000 and $113,000 for the three and six months ended June 30, 2015, compared to $75,000 and $290,000 for the three and six months ended June 30, 2014, respectively.  The decrease in service revenue reflects our shifting strategic focus on products and away from certain service businesses.

Other revenue

Other revenue of $91,000 and $326,000 for the three and six months ended June 30, 2015, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2014 consisted of grant funding provided by the U.S. National Institute of Health, or NIH, for a Phase 2 grant which was completed in June 2015.

Cost of revenue

Cost of revenue increased by $0.2 million, or 36%, and $0.5 million, or 37% in the three and six months ended June 30, 2015 compared with the three and six months ended June 30, 2014. This increase was primarily due to higher fixed costs as a percentage of period revenue, primarily the addition of field service engineers who install and support the growing installed base of HTG Edge and HTG EdgeSeq systems. In addition, we recorded an excess inventory reserve of approximately $0.2 million for excess HTG Edge reader inventory in the second quarter 2015.  The inventory reserve is an indirect result of a faster than anticipated product mix shift toward our HTG EdgeSeq products, which do not utilize the reader technology, since its introduction in 2014.  Cost of revenue included $0.6 million and $1.0 million in largely fixed manufacturing costs for the three and six months ended June 30, 2015, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2014, respectively.  As we grow our future revenues, we do not expect these fixed cost components to increase on a linear basis and we thus expect that they will decrease as a percentage of revenue.

Research and development expenses

Research and development expenses were $1.0 million and $1.6 million for the three and six months ended June 30, 2015, respectively, compared to $0.9 million and $1.7 million for the three and six months ended June 30, 2014, respectively.  Expenses incurred for the six months ended June 30, 2014 related primarily to the development of our HTG Edge and HTG EdgeSeq systems.  Increases in research and development expenses in 2015 continue to be driven, as anticipated, by research and development headcount growth in support of our focus on new generation platform and test panel expansion programs.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $1.3 million, or 53%, and by $2.7 million, or 59%, in the three and six months ended June 30, 2015, respectively, compared with the three and six months ended June 30, 2014. The increase was driven by an increase in sales and marketing costs, primarily related to increased headcount, in connection with the expansion of HTG Edge product sales activities and the commercial launch of and installed base support for our HTG EdgeSeq systems and assays in 2014 and 2015.  In addition, our general and administrative costs increased by $0.5 million, primarily due to increased headcount and professional fees.  The increase in professional fees is related to financial audits, legal, consulting and other costs such as higher director and officer insurance premiums incurred in connection with our IPO and as a result of being a public company.

Loss from change in stock warrant valuation

Loss from the change in stock warrant valuation for the three and six months ended June 30, 2015 was a result of an increase in the fair value of our preferred stock warrants just prior to the exercise of Series D preferred stock warrants, the conversion to common stock warrants of our Series C-2 preferred stock warrants, convertible note warrants and growth term loan warrants at the time of our IPO. The increase in the fair value of our preferred stock warrants until their conversion to common stock warrants was primarily attributable to the proximity to and increased likelihood of a successful IPO.

Interest expense

Interest expense increased by 0.5 million and $0.9 million for the three and six months ended June 30, 2015 as compared with the three and six months ended June 30, 2014. The increase related primarily to the growth term loan that included interest of $0.3 million and $0.7 million, respectively, and the accretion of financing costs and related premiums and discounts for the three and six months ended June 30, 2015.  We also accrued interest and recorded amortization on a debt discount from convertible notes issued in January 2015 totaling $94,000 and $134,000 for the three and six months ended June 30, 2015.  There was no interest expense related to either the growth term loan or the convertible notes for the three and six months ended June 30, 2014.

Loss on settlement of convertible debt

With completion of the IPO, our remaining convertible note debt discount and deferred financing costs relating to the convertible notes totaling $0.7 million were charged to loss on settlement of convertible debt with the issuance of common stock in settlement of the convertible notes and related accrued interest.

Cash Flows for the Six Months Ended June 30, 2015 and 2014

The following table summarizes the primary sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$(10,197,229)	$(6,640,514)
Investing activities	(33,322,137)	(372,640)
Financing activities	51,076,995	7,910,250
Net decrease in cash and cash equivalents	$7,557,629	$897,096

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2015 was $10.2 million and reflected (i) the net loss of $10.5 million, (ii) net non-cash items of $2.2 million, consisting primarily of amortization and write off at IPO of discount on convertible notes of $0.7 million, depreciation and amortization of $0.3 million, amortization of the discount on the NuvoGen obligation of $0.2 million, provision for excess inventory of $0.2 million, share-based compensation of $0.1 million and a decrease in the warrant valuation of $0.2 million and (iii) a net cash outflow from changes in balances of operating assets and liabilities of $1.8 million. The significant items comprising the changes in balances of operating assets and liabilities were an increase of $0.9 million in inventory and an increase in prepaid and other of $0.7 million partially offset by a decrease in accrued liabilities.

Net cash used in operating activities for the six months ended June 30, 2014 was $6.6 million and reflected (i) the net loss of $6.5 million, (ii) net non-cash items of $0.6 million, consisting primarily of depreciation and amortization, increase in bad debt reserve and amortization of the discount on the NuvoGen obligation and (iii) a net cash outflow from changes in balances of operating assets and liabilities of $0.7 million. The significant items comprising the changes in balances of operating assets and liabilities were a reduction in accounts payable and accrued liabilities of $0.6 million and an increase in inventory of $0.2 million.

Investing Activities

Our investing activities for the six months ended June 30, 2015 were comprised primarily of the purchase of $32.9 million of available-for-sale securities with proceeds from our IPO in May 2015.  Prior to the second quarter of 2015, our investing activities have consisted primarily of the purchase of laboratory and office equipment. Net cash used in investing activities of $33.3 million and $0.4 million for the six months ended June 30, 2015 and 2014, respectively, was significantly different due to the purchase of $32.9 million of available-for-sale securities for the six months ended June 30, 2015.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2015 included $47.7 million proceeds from our initial public offering, partially offset by $1.0 million deferred offering costs incurred in the period, and $4.5 million in proceeds from convertible notes.

Net cash provided by financing activities for the six months ended June 30, 2014 of $7.9 million included the $7.4 million net proceeds from the Series E preferred stock issuance and a $0.8 million draw on a the line of credit, partially offset by $0.2 million of payments on our NuvoGen obligation.

Liquidity

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock, the incurrence of debt and cash received from product sales, services revenue and other income. Through June 30, 2015, we had received net proceeds of $52.9 million from the issuances of preferred stock, including preferred stock issued on conversion of promissory notes, $0.8 million in proceeds from a prior term loan, approximately $7.7 million in grants, $10.7 million from our growth term loan (net of $0.3 million original issue discount), $4.5 million from convertible note issuances and $29.4 million from service and product revenue. As of June 30, 2015, we had cash and cash equivalents of $11.2 million and $19.6 million of debt outstanding on our growth term loan payable, NuvoGen obligation and capital lease obligations.  Amounts due on the convertible notes as well as the related accrued interest were automatically converted into 324,591 shares of our common stock in connection with the initial closing of our IPO in May 2015.

We have had recurring operating losses and negative cash flows from operations since inception, and we have an accumulated deficit of approximately $78.7 million as of June 30, 2015.

On May 11, 2015, we completed the initial closing of our IPO, where we sold 3,570,000 shares of our common stock at a price of $14.00 per share, which excluded the underwriters’ exercise of their over-allotment option, available for thirty days after May 5, 2015. We received additional net proceeds of approximately $1.3 million with the sale of 90,076 additional shares of our common stock at $14.00 per share pursuant to the partial exercise by our underwriters of their over-allotment option.  As a result of our IPO, we raised approximately $45.4 million in net proceeds after deducting underwriting discounts and commissions of $3.6 million and estimated offering expenses of $2.3 million. Costs directly associated with our IPO have been capitalized and are reflected in our financial statements as deferred IPO costs. These costs have been recorded as a reduction of the proceeds received in arriving at the amount to be recorded in additional paid-in capital. In connection with the closing of the IPO, all outstanding shares of our preferred stock were converted into 2,134,192 shares of common stock.

In August 2014, we entered into an asset-secured growth capital term loan with Oxford Finance, LLC and Silicon Valley Bank. We borrowed the first tranche of the term loan in the amount of $11.0 million in August 2014. In August 2015, we and the lenders entered into an amendment to the loan and security agreement governing our growth term loan to extend the expiration of the draw period for the second tranche of $5.0 million to March 31, 2016.  The loan accrues interest annually at the rate of 8.5% and matures on September 1, 2018, and pursuant to our August 2015 amendment, is payable in monthly interest-only payments through March 31, 2015. Following the interest-only payment period, equal monthly payments of principal and interest amortized over the remaining term of the loan will be due.

Funding Requirements

We continued to use cash in our operating activities during the three and six months ended June 30, 2015. However, we believe that our cash and cash equivalents, together with our investment securities and interest thereon, will be sufficient to fund our operations for at least the next 12 months.

If, in the future, we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to delay, scale back or discontinue our planned product development or the commercialization of our current and any future products. If we raise additional funds through the issuance of additional debt or equity securities, it could result in increased fixed payment obligations, and/or dilution of current stockholders.

Contractual Obligations

As of June 30, 2015, there have been no material changes to our contractual obligations and commitments outside of the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our final prospectus filed with the SEC on May 6, 2015 relating to our Registration Statement on Form S-1/A (File No. 333-201313) for our IPO other than in regards to the conversion of our Convertible Note obligations totaling $4.5 million which were converted along with related accrued interest into shares of our common stock in connection with our IPO.

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

The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our financial statements and have not yet determined the method by which we will adopt the standard.

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

In April 2015, the FASB issued an accounting standards update entitled “ASU 2015-03, Interest – Imputation of Interest:  Simplifying the presentation of Debt Issuance Costs”.  The standard requires entities to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset, and the amortization is reported as interest expense.  The result of application of this guidance would be to reduce the deferred financing costs balance, with a corresponding reduction to the long term liabilities to which the debt issuance costs relate in the condensed balance sheets.  The standard does not affect recognition and measurement of debt issuance costs.  We expect to adopt ASU 2015-03 on January 1, 2016.

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

There were no changes in our significant accounting policies and estimates during the three and six months ended June 30, 2015 from those set forth in “Critical Accounting Policies and Significant Judgments and Estimates” in our final prospectus filed with the SEC on May 6, 2015 relating to our Registration Statement on Form S-1/A (File No. 333-201313) for our IPO.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $1.6 million at June 30, 2015, which consist of bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Our debt is at fixed interest rates.  A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements. Our investments in available-for-sale securities are at some risk for losses from possible volatility in the market.  However, our investments are in a low risk portfolio comprised of U.S. Treasuries, U.S. government sponsored agency obligation and high credit quality corporate debt securities which have an average credit rating of AA.  We do not anticipate exposure to significant market risk based upon our conservative investment policy.

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

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the following:

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

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in our final prospectus filed with the SEC on May 6, 2015 relating to our Registration Statement on Form S-1/A (File No. 333-201313), before deciding to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.  We have marked with an asterisk (*) those risk factors that did not appear as separate risk factors in, or reflect changes to the risk factors included in our final prospectus filed with the Securities and Exchange Commission on May 6, 2015 relating to our Registration Statement on Form S1/A (File No. 333-201313) for our initial public offering.

Risks Related to our Business and Strategy

We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.*

We have incurred losses since our inception and expect to incur losses in the future. We incurred net losses of $6.5 million and $10.5 million during the three and six months ended June 30, 2015, respectively, and net losses of $3.7 million and $6.5 million during the three and six months ended June 30, 2014, respectively. As of June 30, 2015, we had an accumulated deficit of $78.7 million. We expect that our losses will continue for the foreseeable future as we will be required to invest significant additional funds toward development of our HTG Edge platform, particularly our HTG EdgeSeq system and chemistry and NGS instrumentation, and the commercialization of our HTG Edge platform, dedicated HTG EdgeSeq system (in Q3 2015) and our proprietary consumables. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with expanding our staff to sell and support our products, and the increased administrative costs associated with being a public company. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, future product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

We will need to raise additional capital to fund our operations. If we are unsuccessful in attracting new capital, we may not be able to continue operations or may be forced to sell assets to do so. Alternatively, capital may not be available to us on favorable terms, or at all. If available, financing terms may lead to significant dilution to our stockholders’ equity.*

We are not profitable and have had negative cash flow from operations. To date, to fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings and revenue generated from the sale of our HTG Edge platform, including our HTG Edge and HTG EdgeSeq systems, the sale of our proprietary consumables, and related services. We currently anticipate that our cash and cash equivalents, together with funds that may be borrowed under our growth term loan, will be sufficient to enable us to fund our operations for at least the next 12 months, which we expect will enable us to complete the development of our planned applications and profiling panels. We may need to obtain additional funds to finance our operations beyond that point. In addition, our estimates of the amount of cash necessary to fund our operations and development and commercialization activities may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Additional capital may not be available, at such times or in amounts as needed by us. Even if capital is available, it might be available only on unfavorable terms. Any additional equity or convertible debt financing into which we enter could be dilutive to our existing stockholders. Any future debt financing into which we enter may impose covenants upon us that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If access to sufficient capital is not available as and when needed, our business will be materially impaired and we may be required to cease operations, curtail one or more product development or commercialization programs, or we may be required to significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all our assets. Any of these factors could harm our operating results.

Payments under our loan agreement with Oxford Finance LLC and Silicon Valley Bank may reduce our working capital. In addition, a default under our loan agreement could cause a material adverse effect on our financial position.*

In August 2014, we obtained a $16.0 million term loan from Oxford Finance LLC and Silicon Valley Bank, which we collectively refer to as the lenders. Under the terms of the loan agreement, the lenders initially provided us with a term loan of $11.0 million, with an additional $5.0 million available to us until March 31, 2016, subject to the non-occurrence of a prior event of default. The loan, which is secured by a lien covering substantially all of our assets, excluding patents, trademarks and other intellectual property rights (except for rights to payment related to the sale, licensing or disposition of such intellectual property rights) and certain other specified property, requires us to pay interest payments through March 31, 2016, and principal and interest payments thereafter through September 2018. Payments under the loan could result in a significant reduction of our working capital.

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

If we do not achieve, sustain or successfully manage our anticipated growth, our business and growth prospects will be harmed.*

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

In addition, we plan to expand our laboratory, manufacturing and office spaces by building out and renovating our facilities in Tucson, Arizona beginning in the third quarter of 2015.  The build-out and renovation of our facilities will require significant capital expenditure and will result in increased fixed costs.  In addition, we will need to transfer our laboratory and manufacturing operations, technology and know-how from one facility space to another.  If we are unable to transition these operations in a cost-efficient and timely manner, we may experience disruptions in our operations, which could negatively impact our business and financial results.  Disruptions or other adverse developments during the build-out and renovation of our facilities could materially adversely affect our business.

Our future success is dependent upon our ability to expand our customer base and introduce new applications.*

Our current customer base is primarily composed of biopharmaceutical companies, academic institutions and molecular labs that perform analyses using our HTG Edge or HTG EdgeSeq systems and consumables for research use only, which means that they may not be used for clinical diagnostic purposes. Our success will depend, in part, upon our ability to increase our market penetration among these customers and to expand our market by developing and marketing new clinical diagnostic tests and research-use-only applications, and to introduce diagnostic products into clinical laboratories after obtaining the requisite regulatory clearances or approvals. We may not be able to successfully complete development of or commercialize any of our planned future tests and applications. To achieve these goals, we will need to conduct substantial research and development, conduct clinical validation studies, expend significant funds, expand and scale-up our research and development and manufacturing processes and facilities, expand and train our sales force; and seek and obtain regulatory clearance or approvals of our new tests and applications, as required by applicable regulations. Additionally, we must demonstrate to laboratory directors, physicians and third-party payors that any future diagnostic products are effective in obtaining clinically relevant information that can inform treatment decisions, and that our HTG Edge and HTG EdgeSeq systems and related panels can enable an equivalent or superior approach than other available technology. Furthermore, we expect that increasing the installed base of our HTG Edge and HTG EdgeSeq systems will increase demand for our relatively high margin panels. If we are not able to successfully increase our installed base of the HTG Edge and HTG EdgeSeq systems, sales of our panels and our margins may not meet expectations. Attracting new customers and introducing new panels requires substantial time and expense. Any failure to expand our existing customer base, or launch new panels or diagnostic products, would adversely affect our ability to improve our operating results.

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

Our sales cycle is lengthy and variable, which makes it difficult for us to forecast revenue and other operating results.*

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

A key element of our strategy is to establish our HTG Edge and HTG EdgeSeq systems as the best front-end platform for clinical sequencing.  Our reputation, and our ability to continue to establish or develop our technology for clinical applications of next generation sequencers, are dependent upon the availability of NGS instrumentation and the reliable performance of our products with NGS instrumentation.  We are not able to control the providers of NGS instrumentation, which increases our vulnerability to interoperability problems with the products that they provide.  For example, providers of NGS instruments may discontinue existing products, or introduce new NGS instrumentation products with little or no notice to us.  This may cause some of our products not to be operable with one or more NGS instruments, potentially for extended periods of time.  Any interruption in the ability of our products to operate on NGS instruments could harm our reputation or decrease market acceptance of our products, and our business, financial condition and operating results may be materially and adversely affected.  We also could experience additional expense in developing new products or changes to existing products to meet developments in NGS instrumentation, and our business, financial condition and operating results may be materially and adversely affected.

If the utility of our HTG Edge and HTG EdgeSeq systems, proprietary profiling panels and solutions in development is not supported by studies published in peer-reviewed medical publications, the rate of adoption of our current and future solutions and the rate of reimbursement of our future products by third-party payors may be negatively affected.*

We anticipate that we will need to maintain a continuing presence in peer-reviewed publications to promote adoption of our solutions by biopharmaceutical companies, academic institutions and molecular labs and to promote favorable coverage and reimbursement decisions. We believe that peer-reviewed journal articles that provide evidence of the utility of our current and future solutions or the technology underlying the HTG Edge platform and future solutions are important to our commercial success. It is critical to the success of our sales efforts that we educate a sufficient number of clinicians and administrators about our HTG Edge and HTG EdgeSeq systems, our current panels and our future solutions, and demonstrate the research and clinical benefits of these solutions. Our customers may not adopt our current and future solutions, and third-party payors may not cover or adequately reimburse our future products, unless they determine, based on published peer-reviewed journal articles and the experience of other researchers and clinicians, that our system and related applications provide accurate, reliable, useful and cost-effective information. Peer-reviewed publications regarding our platform and solutions may be limited by many factors, including delays in the completion of, poor design of, or lack of compelling data from studies that would be the subject of the article. If our current and future solutions or the technology underlying our HTG Edge platform, our current tests and assays or our future solutions do not receive sufficient favorable exposure in peer-reviewed publications, the rate of research and clinician adoption and positive coverage and reimbursement decisions could be negatively affected.

We provide our HTG Edge and HTG EdgeSeq systems and profiling panels free of charge or through other arrangements to customers or key opinion leaders through evaluation agreements or reagent rental programs, and these programs may not be successful in generating recurring revenue from sales of our systems and proprietary panels.*

We sell our HTG Edge and HTG EdgeSeq systems and profiling panels under different arrangements in order to expand our installed base and facilitate the adoption of our platform.

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

Other arrangements might include a collaboration agreement whereby an academic or a commercial collaborator agrees to provide samples free of charge in exchange for the use of an HTG Edge and HTG EdgeSeq systems at no cost in furtherance of a research or clinical project. Any of these alternative arrangements could result in lost revenues and profit and potentially harm our long term goal of achieving profitable operations. In addition, despite the fact we require customers who receive systems we continue to own to carry insurance sufficient to protect us against any equipment losses, we cannot guarantee that they will maintain such coverage, which may expose us to a loss of the value of the equipment in the event of any loss or damage.

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

Placing our HTG Edge and HTG EdgeSeq systems under evaluation agreements, under reagent rental agreements or with our key opinion leaders without receiving payment for the instruments could require substantial additional working capital to provide additional units for sale to our customers.

A significant amount of our inventory consists of instruments held by prospective customers who are evaluating our products and may not be converted to revenue on the timeframe that we anticipate or at all.*

As of June 30, 2015, approximately $648,000 of our inventory consisted of HTG Edge instruments held by customers who are evaluating and testing our products, including our HTG EdgeSeq products.  If a material number of these prospective customers do not adopt our products within the time periods that we estimate, or at all, then we will not be able to convert the inventory held by these customers into revenues.  If we are unable to sell this inventory to other customers or if it becomes obsolete as we introduce and expend the customer base for our new HTG EdgeSeq system, which we plan to launch in the third quarter of 2015, may be required to write off a significant portion of this inventory.

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

Our current business depends on levels of research and development spending by academic and governmental research institutions and biopharmaceutical companies, a reduction in which could limit demand for our products and adversely affect our business and operating results.*

Our revenue will be derived initially from sales of our HTG Edge and HTG EdgeSeq systems, proprietary panels, and the development of custom panels for biopharmaceutical companies, academic institutions and molecular labs worldwide for research applications. The demand for our products will depend in part upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:

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

We have limited experience in marketing and selling our products, and if we are unable to successfully commercialize our products, our business may be adversely affected.*

We have limited experience marketing and selling our products. Our HTG Edge platform was introduced for sale in the life sciences research market in the third quarter of 2013. Our HTG EdgeSeq chemistry was introduced for sale in the life sciences research market in the third quarter of 2014.  We currently market our products through our own sales force in the United States, through a third party contract sales team in Europe and a distributor in parts of Asia. In the future, we intend to expand our sales and support team in the United States, establish a direct sales and support team in Europe and additional distributor and/or third party contract sales team relationships in other parts of the world. However, we may not be able to market and sell our products effectively. Our sales of life science research products and potential future diagnostic products will depend in large part on our ability to successfully increase the scope of our marketing efforts and establish and maintain a sales force commensurate with our then applicable markets. Because we have limited experience in marketing and selling our products in the life science research market and no experience in marketing and selling our products in the diagnostic market, our ability to forecast demand, the infrastructure required to support such demand and the sales cycle to customers is unproven. If we do not build an efficient and effective sales force and distributor relationships targeting these markets, our business and operating results will be adversely affected.

The development of future products is dependent on new methods and/or technologies that we may not be successful in developing.*

We are planning to expand our product offerings in the fields of detecting RNA fusions and rearrangements and DNA or RNA mutations. We believe we have successfully demonstrated proof of concept that our technology is able to detect these fusions and mutations, but to date our work in this area has only been on a very small scale. We cannot guarantee that we will be able to successfully develop these applications on a commercial scale. If we are unsuccessful at developing additional applications involving RNA fusions or DNA or RNA mutations, we may be limited in the breadth of additional products we can offer in the future, which could impact our future revenues and profits.

If we do not obtain regulatory clearance or approval to market our products for diagnostic purposes, we will be limited to marketing our products for research use only. In addition, if regulatory limitations are placed on our diagnostic products our business and growth will be harmed.*

Currently we are limited to marketing our HTG Edge and HTG EdgeSeq systems and proprietary profiling panels for research use only, which means that we cannot make any diagnostic or clinical claims. We intend to seek regulatory clearances or approvals in the United States and other jurisdictions to market certain panels for diagnostic purposes; however, we may not be successful in doing so. The FDA regulates diagnostic kits sold and distributed through interstate commerce in the United States as medical devices. Unless an exemption applies, generally, before a new medical device may be sold or distributed in the United States, or may be marketed for a new use in the United States, the medical device must receive either FDA clearance of a 510(k) pre-market notification or pre-market approval. As a result, before we can market or distribute our profiling panels, including our mRNA and miRNA assays, in the United States as in vitro diagnostics, or IVD, kits for use by clinical testing laboratories, we must first obtain pre-market clearance or pre-market approval from the FDA. We have not yet applied for clearance or approval from the FDA for any of our solutions, and need to complete additional clinical validations before we submit an application, which can be a lengthy process.  We are working collaboratively with multiple biopharmaceutical companies to develop an expanded HTG EdgeSeq-based expression panel for DLBCL which will include their important drug linked gene targets.  We are also developing an HTG EdgeSeq panel to detect certain gene fusions in lung cancer.  With respect to the DLBCL panel, we plan to submit for regulatory clearances at some future time if and when our work with the biopharmaceutical companies has a positive outcome.  With respect to the gene fusion panel for lung cancer, we plan to submit for regulatory clearances in early 2016 to market the product as an IVD in the United States and CE/IVD in Europe, although we cannot provide any assurances that we will meet that timeline.  Once we complete the requisite clinical validations and submit an application, we may not receive FDA clearance or approval for the commercial use of our tests on a timely basis, or at all.  If we are unable to obtain regulatory clearance or approval, or if clinical diagnostic laboratories do not accept our cleared or approved tests, our ability to grow our business could be compromised.

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

If our HTG Edge or HTG EdgeSeq systems and proprietary profiling panels fail to achieve and sustain sufficient market acceptance, we will not generate expected revenue, and our prospects may be harmed.*

We are currently focused on selling our HTG Edge systems and profiling panels within the life sciences research market. We plan to develop panels for many different disease states including companion diagnostics to determine the proper course of medication for those diseases. We may experience reluctance, or refusal, on the part of physicians to order, and third-party payors to cover and provide adequate reimbursement for, our panels if the results of our research and clinical studies, and our sales and marketing activities relating to communication of these results, do not convey to physicians, third-party payors and patients that the HTG Edge and HTG EdgeSeq systems and related profiling panels provide equivalent or better diagnostic information than other available technologies and methodologies. We believe our panels represent a new methodology in diagnosing disease states, and we may have to overcome resistance among physicians to adopting it for the marketing of our products to be successful. Even if we are able to obtain regulatory approval from the FDA, the use of our panels may not become the standard diagnostic tool for those diseases on which we plan to focus our efforts. A portion of our strategy is to develop diagnostic tools in conjunction with biopharmaceutical companies to help assess the proper course of treatment for specific diseases. Even if we are successful in developing those diagnostic tools and receive regulatory approval, we still may not be successful in marketing those diagnostic tests. Furthermore, our biopharmaceutical partners may choose alternative diagnostic tests to market with their products instead of ours which could limit our diagnostic test sales and revenues.

As part of our current business model, we intend to seek to enter into strategic collaborations and licensing arrangements with third parties to develop diagnostic tests.*

We have relied, and expect to continue to rely, on strategic collaborations and licensing agreements with third parties for discoveries based on which we develop profiling panels. We have entered into agreements with third parties to facilitate or enable our development of assays, and ultimately diagnostic tests, to aid in the diagnosis of breast-related disorders, lung cancer, melanoma and other diseases. We intend to enter into additional similar agreements with life sciences companies and other researchers for future diagnostic products. However, we cannot guarantee that we will enter into any additional agreements. In particular, our life sciences research customers are not obligated to collaborate with us or license technology to us, and they may choose to develop diagnostic products themselves or collaborate with our competitors. Establishing collaborations and licensing arrangements is difficult and time-consuming. Discussions may not lead to collaborations or licenses on favorable terms, or at all. Potential collaborators or licensors may elect not to work with us based upon their assessment of our financial, regulatory or intellectual property position. To the extent we enter into new collaboration or licensing agreements, they may never result in the successful development or commercialization of future tests or other products for a variety of reasons, including because our collaborators may not succeed in performing their obligations or may choose not to cooperate with us. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Moreover, to the extent we agree to work exclusively with a party in a given area, our opportunities to collaborate with others would be limited. Even if we establish new relationships, they may never result in the successful development or commercialization of future tests or other products. Disputes with our collaborators could also impair our reputation or result in development delays, decreased revenues and litigation expenses.

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

We are dependent on third-party suppliers for our systems and some of the components and materials used in our products, and the loss of any of these suppliers could harm our business.*

We currently rely on a third-party supplier to build our HTG Edge and HTG EdgeSeq systems and two other suppliers to supply certain components used in the processor and reader. Our contracts with certain of these parties do not commit them to carry inventory or make available any particular quantities, and they may give other customers’ needs higher priority than ours and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. We also rely on third-party suppliers for various components we use to manufacture our consumable products. We periodically forecast our needs for such components and enter into standard purchase orders with them. If we were to lose such suppliers, we may not be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, or at all. If we should encounter delays or difficulties in securing the quality and quantity of materials we require for our products, our supply chain would be interrupted which would adversely affect our sales.  In addition, we currently rely on a single vendor to manufacture our HTG Edge processor and reader and additional single suppliers to supply subcomponents used in the processor.  A loss of any of these suppliers could significantly delay the delivery of HTG Edge or HTG EdgeSeq systems, which in turn would materially affect our ability to generate revenue.  If any of these events occur, our business and operating results could be materially harmed.

We intend to manufacture our HTG Edge and HTG EdgeSeq systems internally beginning in the first quarter of 2016 and may encounter manufacturing failures that could impede or delay production of these systems.*

Pending the completion of the planned build-out and renovation of our facilities in Tucson, Arizona, we plan to manufacture our HTG Edge and HTG EdgeSeq systems internally.  We have limited experience with manufacturing these systems and our internal manufacturing operations may encounter difficulties involving, among other things, scale-up of manufacturing processes, production efficiency and output, regulatory compliance, quality control and quality assurance, and shortages of qualified personnel.  Any failure in our planned internal manufacturing operations could cause us to be unable to meet demand for these systems, delay the delivery of these systems to customers, and harm our business relationships and reputation.

If we encounter difficulties in our planned internal manufacturing operations, we may need to engage a third-party supplier, provided we cannot be sure we will be able to do in a timely manner, or at all, or on favorable terms.

Any of these factors could cause us to delay or suspend production of our HTG Edge and HTG EdgeSeq systems, entail unplanned additional costs and materially harm our business, results of operations and financial condition.

If our Tucson facilities becomes unavailable or inoperable, the manufacturing of our consumables or process sales orders will be interrupted and our business could be materially harmed.*

We manufacture our consumable products, and plan to manufacture our HTG Edge and HTG EdgeSeq systems beginning in the first quarter of 2016, in our Tucson, Arizona facilities. In addition, our Tucson facilities are the center for order processing, receipt of our HTG Edge instruments manufactured by third-party contract manufacturers and shipping products to customers. We do not have redundant facilities. Damage to our facilities and the equipment we use to perform research and development and manufacture our consumable products would be costly, and we would require substantial lead-time to repair or replace this facility and equipment. Tucson is situated in the desert, subject to flooding, power spikes and power outages. The facility may be harmed or rendered inoperable by natural or man-made disasters, including floods, earthquakes and power outages, which may render it difficult or impossible for us to produce our tests for some period of time. The inability to manufacture consumables or to ship products to customers for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

We expect to generate a portion of our revenue internationally and are subject to various risks relating to our international activities which could adversely affect our operating results.*

During the three and six months ended June 30, 2015, approximately 2% and 3%, respectively, of our revenue was generated from sales to customers located outside of the United States, compared to 13% and 27% for the three and six months ended June 30, 2014, respectively. We expect that a percentage of our future revenue will continue to come from international sources, and we expect to expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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

Our reliance on distributors and sales partners for sales of our products outside of the United States could limit or prevent us from selling them in foreign markets and may impact our revenue.*

We have established an exclusive distribution agreement for our HTG Edge platform and related profiling panels in the research-use-only market within parts of Asia. In addition, we have an agreement with a contract sales team in Europe, which we plan to transition to our own direct sales and support team in the future. We intend to continue to grow our business internationally, and to do so, in addition to expanding our own direct sales and support team, we plan to attract additional distributors and sales partners to maximize the commercial opportunity for our products. We cannot guarantee that we will be successful in attracting desirable distribution and sales partners or that we will be able to enter into such arrangements on favorable terms. Distributors and sales partners may not commit the necessary resources to market and sell our products to the level of our expectations or may favor marketing the products of our competitors. If current or future distributors or sales partners do not perform adequately, or we are unable to enter into effective arrangements with distributors or sales partners in particular geographic areas, we may not realize long-term international revenue growth.

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

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.*

As of June 30, 2015, we had Federal net operating loss carryforwards, or NOLs, to offset future taxable income of approximately $58.3 million, which will begin to expire in 2021 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three year period) is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We believe we may have already experienced an ownership change and may in the future experience one or more additional ownership changes, and as a result, our ability to use pre-ownership change NOLs and other pre-ownership change tax attributes to offset post-ownership change income may be limited. Such limitations may cause a portion of our NOL and credit carryforwards to expire. In addition, future changes in our stock ownership, including as a result of our initial public offering or future offerings, as well as other changes that may be outside of our control, could result in ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

If any members of our management team were to leave us or we are unable to recruit, train and retain key personnel, we may not achieve our goals.*

Our future success depends on our ability to recruit, train, retain and motivate key personnel, including our senior management, research and development, manufacturing and sales and marketing personnel. If we were to lose one or more of our key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies. Competition for qualified personnel is intense, and we may not be able to attract talent. Our growth depends, in part, on attracting, retaining and motivating highly-trained sales personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively identify and sell to potential new customers. In particular, the commercialization of our HTG Edge platform, new HTG EdgeSeq system beginning in Q3 2015, and related panels requires us to continue to establish and maintain a sales and support team to optimize the market for research tools, then to fully optimize a broad array of diagnostic market opportunities if we receive approval for any future diagnostic products. We do not maintain fixed term employment contracts or key man life insurance with any of our employees. Because of the complex and technical nature of our products and the dynamic market in which we compete, any failure to retain our management team or to attract, train, retain and motivate other qualified personnel could materially harm our operating results and growth prospects.

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

Performance issues, service interruptions or price increases by our shipping carriers could adversely affect our business and harm our reputation and ability to provide our services on a timely basis.*

Expedited, reliable shipping is essential to our operations. We rely heavily on providers of transport services for reliable and secure point-to-point transport of our HTG Edge and HTG EdgeSeq systems and consumables to our customers and, as applicable, customers’ samples to our laboratory, and for enhanced tracking of these shipments. Should a carrier encounter delivery performance issues such as loss, damage or destruction of any instrumentation, consumables or samples, it would be costly to replace such instrumentation or consumables in a timely manner and may be difficult to replace customers’ samples lost or damaged in shipping, and such occurrences may damage our reputation and lead to decreased demand for our products and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions affecting delivery services we use would adversely affect our ability to process orders for our products or receive recipient samples on a timely basis.

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

If Medicare and other third-party payors in the United States and foreign countries do not approve coverage and reimbursement for our future clinical diagnostic tests enabled by our technology, the commercial success of our diagnostic products would be compromised.*

We plan to develop, obtain regulatory approval for and sell clinical diagnostics products for a number of different indications. Successful commercialization of our clinical diagnostic products depends, in large part, on the availability of coverage and adequate reimbursement for testing services using our diagnostic products from third-party payors, including government insurance plans, managed care organizations and private insurance plans. There is significant uncertainty surrounding third-party coverage and reimbursement for the use of tests that incorporate new technology, such the HTG Edge and HTG EdgeSeq systems and related applications and assays. Reimbursement rates have the potential to fluctuate depending on the region in which the testing is provided, the type of facility or treatment center at which the testing is done, and the third-party payor responsible for payment. If we are unable to obtain positive coverage decisions from third-party payors approving reimbursement for our tests at adequate levels, the commercial success of our products would be compromised and our revenue would be significantly limited. Even if we do obtain favorable reimbursement for our tests, third-party payors may withdraw their coverage policies, review and adjust the rate of reimbursement, require co-payments from patients or stop paying for our tests, which would reduce revenue for testing services based on our technology and demand for our diagnostic products.

The American Medical Association Current Procedural Terminology, or CPT, Editorial Panel recently created new CPT codes that could be used by our customers to report testing for certain large-scale multianalyte genomic sequencing procedures (GSPs), including our diagnostic products, if approved. Effective January 1, 2015, these codes allow for uniform reporting of broad genomic testing panels using technology similar to ours. While these codes will standardize reporting for these tests, coverage and payment rates for GSPs remain uncertain and we cannot guarantee that coverage and/or reimbursement for these tests will be provided in the amounts we expect, or at all.  Initially, industry associations recommended that payment rates for GSPs be cross-walked to existing codes on the clinical laboratory fee schedule.  In October 2014, the Centers for Medicare & Medicaid Services, or CMS, recommended that payment rates for GSPs be determined through a process known as gapfill rather than by crosswalking.  This means that local private Medicare Administrative Contractors, or MACs, such as Palmetto, Novidian, Novitas and Cahaba, will determine the appropriate fee schedule amounts in the first year, and CMS will calculate a national payment rate based on the median of those local fee schedule amounts in the second year.  This process may make it more difficult for our customers to obtain coverage and adequate reimbursement for testing services using our diagnostic products.  We cannot assure that CMS and other third-party payors will establish reimbursement rates sufficient to cover the costs incurred by our customers in using our clinical diagnostic products, if approved.

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

Risks Related to Intellectual Property

If we are unable to protect our intellectual property effectively, our business would be harmed.*

We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage.  Our U.S. and foreign patent and patent application portfolio relates to our nuclease-protection-based technologies as well as to lung cancer and melanoma biomarker panels discovered using our nuclease-protection-based technology. We have exclusive or non-exclusive licenses to multiple U.S. and foreign patents and patent applications covering technologies which we intend to utilize in developing diagnostic tests for use on our HTG Edge and HTG EdgeSeq systems. Those patents and patent applications cover technologies related to the diagnosis of breast cancer and melanoma.

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

Pursuant to the 2014 plan, our board of directors is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2014 plan will automatically increase on January 1 of each year by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2014 employee stock purchase plan, or the ESPP.  The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 195,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2014 plan and ESPP each year. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.*

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 88.1% of our capital stock at August 3, 2015. Accordingly, our executive officers, directors and principal stockholders will be able to determine the composition of the board of directors, retain the voting power to approve all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

Underwriting discounts and commissions connected with the offering totaled approximately $3.6 million.  We incurred additional costs of approximately $2.3 million in offering expenses, which when added to the underwriting discounts and commissions paid by us, amounts to total fees and costs of approximately $5.9 million.  Thus net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $45.4 million.  No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owing ten percent or more of any class of our equity securities to any other affiliates.

Pending their use, the net proceeds from our IPO were held in cash and cash equivalents or used to purchase $32.9 million of low risk available-for-sale securities, of which $18.5 million was short-term available-for-sale securities, at fair value, and $14.4 million was long-term available-for-sale securities, at fair value, at June 30, 2015.  We have used approximately $2.5 million of our IPO proceeds as of June 30, 2015.  These proceeds have been used as follows:

•	approximately $1.7 million for sales and marketing and general and administrative expenses;
•	approximately $0.4 million for research and development personnel costs and costs incurred for the development of new applications and profiling panels;
•	approximately $0.1 million for the payment of interest on our growth term loan; and
•	approximately $0.3 million to purchase inventory and to fund working capital and other general corporate purposes.

There has been no material change in the expected use of net proceeds from our IPO as described in our final prospectus filed with the SEC.

Item 5. Other Information.

On August 4, 2015, the Company entered into an amendment to the loan and security agreement with its lenders, Oxford Finance LLC and Silicon Valley Bank.  The amendment extended the interest-only payment period through April 1, 2016.  It further changed the prepayment fee schedule such that the Company will be obligated to pay a prepayment fee equal to (i) 3% of the principal amount prepaid if the growth term loan is prepaid on or before the first anniversary of the amendment, (ii) 2% of the principal amount repaid if the growth term loan is prepaid after the first anniversary but on or prior to the second anniversary of the amendment and (iii) 1% of the principal amount repaid if the growth term loan is repaid after the second anniversary of the amendment and prior to maturity.  The amendment increased the final payment percentage to 4.75%.  The amendment also extended the draw period for the second $5.0 million tranche of borrowings available to the Company to the earlier of March 31, 2016 or the occurrence of an event of default, and altered the repayment schedule to allow for repayment of borrowed principal over the course of 30 months beginning April 1, 2016.

On August 4, 2015, we entered into amendments to its Tucson, Arizona facility lease agreements with its landlord. Pursuant to the terms of these amendments, both lease terms will be extended for five years. In addition, both facilities will undergo leasehold improvements to expand and improve our existing operations facilities.  The lease amendments include an increase in our monthly rents for landlord borne facilities costs of approximately $804,000 over the term of the five year extensions.  In addition to these lease term extensions, we expect to enter into a construction contract in the third quarter of 2015 for the expansion and improvement of its laboratory and office spaces, representing an expected additional commitment of approximately $500,000.  The leasehold improvements to both of our leased facilities are expected to be completed in the first half of 2016.

As a result of the amendments our annual minimum lease payments before common area maintenance charges, which will commence in 2016 and continue through 2020 are as follows:

2016	$507,948
2017	510,323
2018	512,734
2019	515,181
2020	517,664

Item 6. Exhibits.

A list of the exhibits filed as part of this Quarterly Report on Form 10-Q is set forth on the Exhibit Index, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HTG Molecular Diagnostics, Inc.

Date: August 6, 2015	By:	/s/ Timothy Johnson
Timothy Johnson
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2015	By:	/s/ Shaun D. McMeans
Shaun D. McMeans
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

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

10.1	First Amendment to Loan and Security Agreement and First Amendment to Disbursement Letter, dated August 4, 2015, by and between Registrant, Oxford Finance LLC and Silicon Valley Bank.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document