Form 10-Q
period 2015-09-30
HTG MOLECULAR DIAGNOSTICS, INC
filed 2015-11-12
CIK 1169987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 6, 2015, the registrant had 6,839,864 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

HTG Molecular Diagnostics, Inc.

Condensed Balance Sheets

	September 30,	December 31,
	2015	2014
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,598,143	$3,613,392
Short-term investments available-for-sale, at fair value	28,711,759	—
Accounts receivable, net	696,827	801,125
Inventory, net of allowance of $328,022 at September 30, 2015 and $54,269 at December 31, 2014	2,266,182	1,685,814
Prepaid insurance	393,127	20,905
Prepaid expenses and other	223,472	91,130
Total current assets	34,889,510	6,212,366

Long-term investments available-for-sale, at fair value	7,766,952	—
Deferred financing and offering costs	59,582	1,369,281

Property and equipment:
Office equipment	442,490	414,424
Leasehold improvements	252,750	234,602
Laboratory and manufacturing equipment	3,127,484	2,003,693
Field equipment	180,355	286,044
Software	140,248	140,248
Construction in progress	49,953	6,125
Total property and equipment	4,193,280	3,085,136
Less: accumulated depreciation and amortization	(2,365,135)	(1,938,537)
Property and equipment, net	1,828,145	1,146,599
Total assets	$44,544,189	$8,728,246

HTG Molecular Diagnostics, Inc.

Condensed Balance Sheets (Continued)

	September 30,	December 31,
	2015	2014
Liabilities and stockholders' equity (deficit)	(Unaudited)
Current liabilities:
Accounts payable	$966,853	$948,429
Accrued liabilities	1,407,998	1,499,750
Deferred revenue	32,716	41,248
NuvoGen obligation	362,500	—
Term loan	2,017,712	813,715
Total current liabilities	4,787,779	3,303,142
Redeemable convertible preferred stock warrant liability	—	730,543
Term loan payable - non-current, net of discount	8,738,683	9,705,655
NuvoGen obligation - non-current, net of discount	8,544,591	8,677,859
Other	36,447	58,380
Total liabilities	22,107,500	22,475,579
Redeemable convertible preferred stock:
Series A, $0.001 par value; $0 and $1,406,369 liquidation value at September 30, 2015 and December 31, 2014, respectively; 0 and 1,292,084 shares authorized at September 30, 2015 and December 31, 2014, respectively; no shares issued and outstanding at September 30, 2015 and 1,292,084 shares both issued and outstanding at December 31, 2014	—	1,402,687
Series B, $0.001 par value; $0 and $2,104,811 liquidation value at September 30, 2015 and December 31, 2014, respectively; 0 and 11,919,624 shares authorized at September 30, 2015 and December 31, 2014, respectively; no shares issued and outstanding at September 30, 2015 and 6,789,712 shares both issued and outstanding at December 31, 2014	—	2,099,310
Series C-1, $0.001 par value; $0 and $4,581,944 liquidation value at September 30, 2015 and December 31, 2014, respectively; 0 and 17,530,800 shares authorized at September 30, 2015 and December 31, 2014, respectively; no shares issued and outstanding at September 30, 2015 and 13,242,612 shares both issued and outstanding at December 31, 2014	—	4,567,525
Series C-2, $0.001 par value; $0 and $2,244,343 liquidation value at September 30, 2015 and December 31, 2014, respectively; 0 and 19,262,522 shares authorized at September 30, 2015 and December 31, 2014, respectively; no shares issued and outstanding at September 30, 2015 and 9,948,331 shares both issued and outstanding at December 31, 2014	—	2,223,506
Series D, $0.001 par value; $0 and $68,001,923 liquidation value at September 30, 2015 and December 31, 2014, respectively; 0 and 237,031,908 shares authorized at September 30, 2015 and December 31, 2014, respectively; no shares issued and outstanding at September 30, 2015 and 139,529,173 shares both issued and outstanding at December 31, 2014	—	37,174,666
Series E, $0.001 par value; $0 and $20,839,001 liquidation value at September 30, 2015 and December 31, 2014, respectively; 0 and 185,046,445 shares authorized at September 30, 2015 and December 31, 2014, respectively; no shares issued and outstanding at September 30, 2015, 45,938,041 shares both issued and outstanding at December 31, 2014	—	8,454,899
Total redeemable convertible preferred stock	—	55,922,593
Commitments and Contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 and 0 authorized at September 30, 2015 and December 31, 2014, respectively; no shares issued and outstanding at either date.
Common stock, $0.001 par value; 200,000,000 and 600,000,000 shares authorized at September 30, 2015 and December 31, 2014, respectively; 6,841,260 and 6,839,864 shares issued and outstanding, respectively, at September 30, 2015, 334,003 and 332,607 shares issued and outstanding, respectively, at December 31, 2014	6,840	333
Additional paid-in-capital (distributions in excess of capital)	106,366,937	(1,426,556)
Treasury stock – 1,396 shares, at cost	(75,000)	(75,000)
Accumulated other comprehensive income	4,754	—
Accumulated deficit	(83,866,842)	(68,168,703)
Total stockholders' equity (deficit)	22,436,689	(69,669,926)
Total liabilities and stockholders' equity (deficit)	$44,544,189	$8,728,246

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Product	$973,956	$532,240	$2,349,740	$977,386
Service	37,000	107,183	150,292	396,840
Other	—	230,822	325,789	656,917
Total revenue	1,010,956	870,245	2,825,821	2,031,143
Cost of revenue	809,015	747,342	2,538,590	2,005,276
Gross margin	201,941	122,903	287,231	25,867

Operating expenses:
Selling, general and administrative	3,717,402	2,610,354	10,883,161	7,116,544
Research and development	1,309,573	649,949	2,951,009	2,372,972
Total operating expenses	5,026,975	3,260,303	13,834,170	9,489,516
Operating loss	(4,825,034)	(3,137,400)	(13,546,939)	(9,463,649)

Other income (expense):
Loss from change in stock warrant valuation	—	—	(239,683)	(56,323)
Interest expense	(378,656)	(161,069)	(1,334,103)	(292,018)
Interest income	37,788	—	48,930	—
Loss on settlement of convertible debt	—	—	(705,217)	—
Other	8,239	(8,860)	78,873	(7,756)
Total other income (expense)	(332,629)	(169,929)	(2,151,200)	(356,097)
Net loss before income taxes	(5,157,663)	(3,307,329)	(15,698,139)	(9,819,746)
Income taxes	—	—	—	—
Net loss	(5,157,663)	(3,307,329)	(15,698,139)	(9,819,746)
Accretion of stock issuance costs	—	(19,488)	(35,046)	(71,175)
Accretion of Series E warrant discount	—	(94,893)	(127,616)	(251,893)
Accretion of Series D and E redeemable convertible preferred stock dividends	—	(837,225)	(1,165,932)	(2,405,987)
Net loss attributable to common stockholders	$(5,157,663)	$(4,258,935)	$(17,026,733)	$(12,548,801)
Net loss per share attributable to common stockholders, basic and diluted	$(0.76)	$(44.14)	$(4.56)	$(130.11)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	6,829,687	96,486	3,735,852	96,446

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(5,157,663)	$(3,307,329)	$(15,698,139)	$(9,819,746)
Other comprehensive income, net of tax effect:
Unrealized gain on short and long-term investments	12,993	—	4,754	—
Comprehensive loss	$(5,144,670)	$(3,307,329)	$(15,693,385)	$(9,819,746)
Less: Accretion of stock issuance costs	—	(19,488)	(35,046)	(71,175)
Less: Accretion of Series E warrant discount	—	(94,893)	(127,616)	(251,893)
Less: Accretion of Series D and E redeemable convertible preferred stock dividends	—	(837,225)	(1,165,932)	(2,405,987)
Comprehensive loss attributable to common stockholders	$(5,144,670)	$(4,258,935)	$(17,021,979)	$(12,548,801)

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

	Redeemable Convertible Preferred Stock
	Series A		Series B		Series C-1		Series C-2		Series D		Series E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2015	1,292,084	$1,402,687	6,789,712	$2,099,310	13,242,612	$4,567,525	9,948,331	$2,223,506	139,529,173	$37,174,666	45,938,041	$8,454,899
Exercise of Series D and Series E warrants	—	—	—	—	—	—	—	—	723,505	93,550	51,681	11,312
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock issuance costs	—	320	—	839	—	1,538	—	2,113	—	18,109	—	12,127
Accretion of Series E warrant discount	—	—	—	—	—	—	—	—	—	—	—	127,616
Accretion of Series D and E redeemable convertible preferred stock dividend	—	—	—	—	—	—	—	—	—	876,955	—	288,977
Conversion of outstanding principal and accrued interest on convertible notes to common stock	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of warrants from warrants for preferred stock to warrants for common stock	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of preferred stock into common stock at initial public offering	(1,292,084)	(1,403,007)	(6,789,712)	(2,100,149)	(13,242,612)	(4,569,063)	(9,948,331)	(2,225,619)	(140,252,678)	(38,163,280)	(45,989,722)	(8,894,931)
Issuance of common stock from initial public offering net of issuance costs of $5.9 million	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2015	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

See notes to the unaudited condensed financial statements.

	Stockholders’ Equity (Deficit)
			Additional Paid-In-Capital
	Common Stock		(Distributions in	Treasury	Accumulated Other	Accumulated
	Shares	Amount	Excess of Capital)	Stock	Comprehensive Income	Deficit	Total
Balance at January 1, 2015	332,607	$333	$(1,426,556)	$(75,000)	—	$(68,168,703)	$(69,669,926)
Exercise of Series D and Series E warrants	—	—	—	—	—	—	—
Exercise of stock options	13,766	14	34,034	—	—	—	34,048
Share-based compensation expense	—	—	223,787	—	—	—	223,787
Accretion of redeemable convertible preferred stock issuance costs	—	—	(35,046)	—	—	—	(35,046)
Accretion of Series E warrant discount	—	—	(127,616)	—	—	—	(127,616)
Accretion of Series D and E redeemable convertible preferred stock dividends	—	—	(1,165,932)	—	—	—	(1,165,932)
Settlement of outstanding principal and accrued interest on convertible notes by issuance of common stock	324,591	324	4,544,060	—	—	—	4,544,384
Conversion of warrants from warrants for preferred stock to warrants for common stock	—	—	1,616,140	—	—	—	1,616,140
Conversion of preferred stock into common stock at initial public offering	2,508,824	2,509	57,353,540	—	—	—	57,356,049
Issuance of common stock from initial public offering net of issuance costs of $5.9 million	3,660,076	3,660	45,350,526	—	—	—	45,354,186
Net loss	—	—	—	—	—	(15,698,139)	(15,698,139)
Other comprehensive income	—	—	—	—	4,754	—	4,754
Balance at September 30, 2015	6,839,864	$6,840	$106,366,937	$(75,000)	$4,754	$(83,866,842)	$22,436,689

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(15,698,139)	$(9,819,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	473,799	365,100
Accretion of discount on NuvoGen obligation	229,232	141,551
Bad debt expense (recovery), net	44,854	117,467
Provision for excess inventory	273,752	—
Amortization of deferred financing costs	37,461	2,700
Amortization of discount on term loan	120,627	16,125
Amortization of final payment premium on term loan	116,398	—
Loss on settlement of convertible notes	705,217	—
Amortization of discount on convertible notes	90,222	—
Share-based compensation expense	223,787	119,506
Change in redeemable convertible preferred stock warrant liability	239,683	56,323
Loss on disposal of assets	67,780	35,960
Changes in operating assets and liabilities:
Accounts receivable	59,444	(353,117)
Inventory	(854,120)	(547,457)
Prepaid expenses and other	(505,918)	1,123
Accounts payable	(254,423)	(347,323)
Accrued liabilities	(47,367)	60,925
Deferred revenue	(8,532)	(64,548)
Other long term liabilities	—	(7,617)
Net cash used in operating activities	(14,686,243)	(10,223,028)
Investing activities
Purchase of property and equipment	(950,278)	(605,931)
Purchase of available-for-sale securities	(36,473,957)	—
Net cash used in investing activities	(37,424,235)	(605,931)
Financing activities
Proceeds from exercise of stock options	34,048	21,305
Draws on line of credit	—	750,000
Payments on line of credit	—	(750,000)
Payments on NuvoGen obligation	—	(1,206,250)
Proceeds from exercise of E warrants	8,948	—
Deferred offering costs	(1,002,930)	(193,280)
Deferred financing costs	(75,523)	—
Payments on equipment lease	(21,933)	(21,932)
Proceeds from term loan	—	10,680,000
Proceeds from sale of Series E preferred stock, net of issuance costs	—	7,428,307
Proceeds from issuance of convertible note warrants	1,354	—
Settlement of fractional common shares	(2,925)	—
Proceeds from convertible notes	4,500,000	—
Proceeds from initial public offering	47,654,190	—
Net cash provided by financing activities	51,095,229	16,708,150
(Decrease) increase in cash and cash equivalents	(1,015,249)	5,879,191
Cash and cash equivalents at beginning of period	3,613,392	1,815,289
Cash and cash equivalents at end of period	$2,598,143	$7,694,480
Noncash investing and financing activities
Accretion of preferred stock issuance costs	$35,046	$71,175
Net exercise of Series D and Series E warrants	95,914	—
Accretion of Series E warrant discount	127,616	251,893
Adjustment to Series B book value	—	112,903
Accretion of Series D and E redeemable convertible preferred stock dividends	1,165,932	2,405,987
Deferred offering costs reclassified to distributions in excess of capital	2,297,079	—
Accrual of deferred offering and finance costs	—	657,499
Allocation of Series E warrant convertible notes debt discount	741,828	301,507
Conversion of convertible notes and related accrued interest to common stock	4,544,384	—
Conversion of convertible preferred stock to common stock	57,356,049	—
Fixed asset purchases payable at period end	272,847	—
Reclassification of convertible preferred stock liability warrants to equity warrants	1,616,140	—
Supplemental cash flow information
Cash paid for interest	$701,250	$145,367

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Notes to Unaudited Condensed Financial Statements

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

The Company operates in one segment and its customers are primarily located in the United States. For the three and nine months ended September 30, 2015, approximately 24% and 11%, respectively, of the Company’s revenue was generated from sales to customers located outside of the United States, compared to 7% and 18%, respectively, for the three and nine months ended September 30, 2014.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect the accounts of the Company as of September 30, 2015.  Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements.  The accompanying interim unaudited, condensed financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and the results of its operations and cash flows, as of and for the periods presented.  The unaudited condensed balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and disclosures required by GAAP for annual financial statements.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2014, included in the Company’s final prospectus supplement filed with the SEC on May 6, 2015, and related to the Company’s Registration Statement on Form S-1/A (File No. 333-201313).

Reverse Stock Split

On April 27, 2015, the Company effected a one-for-107.39 reverse stock split of its outstanding common stock.  All applicable common share and per common share information has been retroactively adjusted to reflect the effect of this reverse stock split.  The reverse stock split did not change the number of shares of convertible preferred stock outstanding, but did affect the conversion ratios associated with the convertible preferred stock.

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

Liquidity

The Company expects that the net proceeds from the IPO and its pre-existing cash and cash equivalents, together with interest thereon, will be sufficient to fund its operations for at least the next 12 months.  However, the Company has had recurring operating losses and negative cash flows from operations since its inception.  As such, the Company expects that it will need to raise additional equity or debt capital at some point in the future until its revenue reaches a level sufficient to provide for self-sustaining cash flows.  There can be no assurance that additional equity or debt financing will be available on acceptable terms, or at all, or that the Company’s revenue will reach a level sufficient to provide for self-sustaining cash flows.  The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

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

Accounts Receivable, net

Accounts receivable represent valid claims against debtors and have been reported net of an allowance for doubtful accounts of $129,922 and $85,068 at September 30, 2015 and December 31, 2014, respectively.  Management reviews accounts receivable to identify where collectability may not be probable based on the specific identification method.  Bad debt expense, net of recoveries, was $11,000 and $44,854 for the three and nine months ended September 30, 2015, respectively, and $15,000 and $117,467 for the three and nine months ended September 30, 2014, respectively.

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

For the three and nine months ended September 30, 2015, the Company recorded an increase in the inventory reserve of $62,872 and $273,752, respectively, to adjust for estimated shrinkage and excess inventory.  For the three and nine months ended September 30, 2014, the Company recorded a decrease in the inventory reserve of $536,119 and $536,119, respectively.  These amounts were recorded within cost of revenue for each year.

During the quarter ended March 31, 2015, the Company determined that the average period of time customers use to evaluate the Company’s equipment generally ranges from 90 to 180 days, and in certain circumstances the evaluation period may need to be extended beyond that period.  HTG Edge or HTG EdgeSeq instruments at customer locations under evaluation agreements are included in finished goods inventory. Equipment that is under evaluation for purchase remains in inventory as the Company maintains title to the equipment throughout the evaluation period. If the customer has not completed the purchase of the instrument by the end of the initial evaluation period, the Company will determine whether to extend the evaluation period or have the equipment returned to the Company. However, in no case will the evaluation period exceed one year. If the customer has not purchased the equipment or entered into a reagent agreement with the Company after evaluating for one year, the cost of the equipment is written off to cost of revenue if the customer is allowed to continue use of the equipment.

Prior to January 1, 2015, the Company recorded equipment under evaluation more than 90 days in property and equipment.  The Company accordingly has reclassified from property and equipment to inventory field equipment with a net book value of $210,606 at December 31, 2014 under evaluation at that time for longer than 90 days and less than one year.

Property and Equipment, net

Property and equipment are stated at historical cost and depreciated over their useful lives, which range from three to five years, using the straight-line method.  Leasehold improvements are amortized using the straight-line method over the lesser of the remaining lease term or the estimated useful life.  Field equipment is amortized using the straight-line method over the lesser of the period of the related reagent agreement or the estimated useful life.  Depreciation and leasehold improvement amortization expense was $174,390 and $473,799 for the three and nine months ended September 30, 2015, respectively, and $120,506 and $349,518 for the three and nine months ended September 30, 2014, respectively.

Costs incurred in the development and installation of software for internal use are expensed or capitalized, depending on whether they are incurred in the preliminary project stage (expensed), application development stage (capitalized), or post-implementation stage (expensed).  Amounts capitalized following project completion are amortized on a straight-line basis over the useful life of the developed asset, which is generally three years.  There was no amortization expense for capitalized software costs for the three and nine months ended September 30, 2015. Amortization expense for capitalized software costs was $3,896 and $15,583 for the three and nine months ended September 30, 2014, respectively.

Fair Value of Financial Instruments

The carrying value of financial instruments classified as current assets and current liabilities approximate fair value due to their liquidity and short-term nature.  Investments that are classified as available-for-sale are recorded at fair value.  The fair value for securities held is determined using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.  The carrying amounts of the Company’s asset-secured growth capital term loan (the “Growth Term Loan”) and convertible notes were estimated using Level 3 inputs and approximate fair value since the interest rate approximates the market rate for debt securities with similar terms and risk characteristics.

Stock Issuance Costs

Certain costs incurred in connection with the issuance of the Company’s redeemable convertible preferred stock (the “Convertible Preferred Stock”) have been deferred and are being accreted.  Stock issuance costs have historically been accreted to distributions in excess of capital using the effective interest method.  Accretion was $0 and $35,046 for the three and nine months ended September 30, 2015, respectively, and $19,488 and $71,175 for the three and nine months ended September 30, 2014, respectively.  Upon automatic conversion of the Convertible Preferred Stock to common stock in connection with the closing of the Company’s IPO in May 2015, issuance costs were no longer accreted.  Stock issuance cost for the three and six months ended June 30, 2014 included in the second quarter 2015 Form 10Q filing was overstated by an immaterial amount of $137,094.  This resulted in an overstatement of the net loss per share attributable to common stockholders of $1.42 per share for the three and six months ended June 30, 2014.

Deferred Financing Costs and Debt Discounts

Certain costs incurred in connection with the Growth Term Loan have been deferred and are being amortized.  Debt issuance costs and debt discount are amortized over the term of the Growth Term Loan using the effective interest method.  In addition, prior to the IPO, costs incurred in connection with the issuance of notes under the Company’s two note and warrant purchase agreements dated December 30, 2014 (the “Note Agreements”) in February and March 2015 were capitalized and amortized over the term of the Note Agreements using the straight-line accretion method, which approximated the effective interest method in this instance.  The Company has recorded approximately $59,582 and $75,131 of deferred financing costs in the accompanying condensed balance sheets as of September 30, 2015 and December 31, 2014, respectively.  Deferred financing cost amortization expense for the three and nine month periods ended September 30, 2015 was $4,523 and $37,461 respectively.  Deferred financing cost amortization was $2,700 for the three and nine months ended September 30, 2014.  Amortization of growth term loan discount was $31,595 and $120,627 for the three and nine months ended September 30, 2015, respectively, and is included in interest expense in the accompanying condensed statements of operations.  Amortization of the Note Agreement discount was $0 and $90,222 for the three and nine months ended September 30, 2015, respectively, and is included in interest expense in the accompanying condensed statements of operations.  The Company compared the value of the common stock issued to settle the debt with the carrying amount of the debt at the IPO closing date of May 2015, net of unamortized discount.  The Company recorded a loss on settlement of convertible debt of $705,217, comprised of $651,606 to write off unamortized discount and $53,611 to write off unamortized deferred financing costs relating to the convertible notes which were settled with common stock at the IPO, in the accompanying condensed statements of operations for the three and nine months ended September 30, 2015, respectively.  Growth term loan discount accretion was $16,125 for the three and six months ended September 30, 2014, and there was no convertible note discount accretion for the three and nine months ended September 30, 2014.

Deferred Offering Costs

Deferred offering costs represent legal, accounting and other direct costs related to the IPO, which was completed in May 2015.  In accounting for the IPO in May 2015, direct offering costs of approximately $2.3 million were reclassified to additional paid-in capital and are shown, along with underwriters’ fees paid, net against IPO proceeds received.  The Company recorded $0 and $1.3 million of deferred offering costs as a non-current asset in the accompanying condensed balance sheets as of September 30, 2015 and December 31, 2014, respectively.

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

Consumables are considered to be separate units of accounting as they are sold separately.  Consumables revenue is recognized upon transfer of ownership, which is generally upon shipment.  The Company’s standard term and conditions provide that no right of return exists for instruments or consumables.  Shipping and handling fees charged to the Company’s customers for instruments and consumables shipped are included in the condensed statements of operations as part of product revenue.  Shipping and handling costs for sold products shipped to the Company’s customers are included on the condensed statements of operations as part of cost of revenue.

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

In reagent rental agreements, the Company retains title to the instrument and title is transferred to the customer at no additional charge at the conclusion of the initial arrangement. Because the pattern of revenue from the arrangement cannot be reasonably estimated, the cost of the instrument is amortized on a straight-line basis over the term of the arrangement, unless there is no minimum consumable product purchase in which case the instrument would be expensed as cost of goods sold. Cost to maintain the instrument while title remains with the Company is charged to cost of revenue as incurred.

The Company offers customers the opportunity to purchase separately-priced extended warranty contracts to provide for service upon conclusion of the standard one-year warranty period.  The revenue from these contracts is recorded as a component of deferred revenue in the accompanying condensed balance sheets at the inception of the contract and is recognized as revenue over the contract service period.

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

License revenue is generated from the licensing of the Company’s internally developed intellectual property to third parties. The revenue may be generated by nonrefundable up-front payments and license fees, milestone and other contingent payments, or royalties based on sales of commercialized products. Licensing fees are recognized on a straight-line basis over the term of the license agreement for agreements requiring specific continuing performance obligations with deferral of all or a portion of these fees. If it cannot be concluded that a license fee is fixed or determinable at the outset of an arrangement, amounts are recognized as income as payments from third parties become due. No licensing fees were included in other revenue for the three and nine months ended September 30, 2015 and 2014.

Grant revenue is earned when expenditures relating to the projects under these awards are incurred.

Product Warranty

The Company generally provides a one-year warranty on its HTG Edge and HTG EdgeSeq systems covering the performance of system hardware and software in conformance with customer specifications under normal use and protecting against defects in materials and workmanship.  The Company may, at its option, replace, repair or exchange products covered under valid warranty claims.  A provision for estimated warranty costs is recognized at the time of sale, through Cost of Revenue, based upon recent historical experience and other relevant information as it becomes available.  The Company continuously assesses the adequacy of its product warranty accrual by reviewing actual claims and makes adjustments to the provision as needed.  Due to a lack of historical data and a low rate of warranty claims, the Company had not recorded any liability for product warranty prior to the current period.  Note 12 “Commitments and Contingencies” contains additional information relating to the Company’s product warranties.

Research and Development Expenses

Research and development expenses represent both costs incurred internally for research and development activities and costs incurred externally to fund research activities.  All research and development costs are expensed as incurred.  During the quarter ended September 30, 2015, the Company entered into a Development and Professional Services agreement with Invetech PTY Ltd. (Note 7) for the development of its low volume throughput HTG EdgeSeq platform, for which $150,000 of research and development expense was recorded for the three and nine months ended September 30, 2015.

Share-Based Compensation

The Company recognizes expense for share-based payments to employees, including grants of stock options and restricted stock units, based on the fair value of awards on the date of grant.  The fair value of each employee stock option granted pursuant to the Company’s equity incentive plans is estimated on the date of grant using the Black-Scholes option pricing model.  The determination of the fair value of share-based payment awards utilizing the Black-Scholes option pricing model is affected by the fair value of the Company’s stock price and a number of assumptions, including volatility, expected term, risk-free interest rate, and dividend yield.  Generally these assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes.  Employee stock-based compensation expense is calculated based on awards ultimately expected to vest and is reduced for estimated forfeitures.  Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment to stock-based compensation expense will be recognized at that time.  Changes to assumptions used in Black-Scholes option valuation calculation and the forfeiture rate could significantly impact the compensation expense recognized by the Company.  The Company uses fair value to account for restricted stock units (RSUs).  The RSUs are valued based on the quoted market price of common stock on the date of grant and amortized ratably over the life of the award.

For share-based payments to nonemployee consultants, the fair value of the share-based consideration issued is used to measure the transaction, as the Company believes this to be a more reliable measure of fair value than the services received.  The fair value of the award is measured at the fair value of the Company’s stock options on the date that the commitment for performance by the nonemployee consultant has been reached or performance is complete.  Stock-based compensation costs are recognized as expense over the requisite service period, which is generally the vesting period for awards, on a straight-line basis.

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

The top three customers accounted for 26%, 16% and 12% of the Company’s revenue for the three months ended September 30, 2015, compared with 19%, 19% and 5% for the three months ended September 30, 2014.  The largest two customers accounted for 29% and 10% of the Company’s revenue for the nine months ended September 30, 2015.  The largest three customers accounted for 12%, 10% and 9% for the nine months ended September 30, 2014.  The Company derived 0% and 12% of its total revenue from grants and contracts, primarily from one organization during the three and nine month periods ended September 30, 2015, respectively.  27% and 32% of total revenue was derived from grants and contracts primarily from one organization, during the three and nine month periods ended September 30, 2014, respectively.  The largest two customers accounted for approximately 23% and 23% of the Company’s net accounts receivable as of September 30, 2015.  One customer accounted for approximately 31% of the Company’s net accounts receivable at December 31, 2014.

The Company currently relies on a single vendor to manufacture its HTG Edge processor and reader and HTG EdgeSeq processor and additional single suppliers to supply subcomponents used in the processor.  A loss of any of these suppliers could significantly delay the delivery of HTG Edge systems, which in turn would materially affect the Company’s ability to generate revenue.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest – Imputation of Interest:  Simplifying the presentation of Debt Issuance Costs (“ASU 2015-03”).  The standard requires entities to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset, and the amortization is reported as interest expense.  The result of application of this guidance would be to reduce the deferred financing costs balance, with a corresponding reduction to the long term liabilities to which the debt issuance costs relate in the condensed balance sheets.  The standard does not affect recognition and measurement of debt issuance costs.  The Company expects to adopt ASU 2015-03 on January 1, 2016.

In July 2015, the FASB issued Accounting Standards Update 2015-11, Inventory:  Simplifying the Measurement of Inventory (“ASU 2015-11”).  The standard requires inventory within the scope of the ASU to be measured using the lower of cost and net realizable value.  The changes apply to all types of inventory, except those measured using LIFO or retail inventory method, and are intended to more clearly articulate the requirements for the measurement and disclosure of inventory and to simplify the accounting for inventory by eliminating the notions of replacement cost and net realizable value less a normal profit margin.  The standard will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016.  The Company does not believe the adoption of this standard will have a significant impact on the Company’s financial statements.

Note 3. Inventory

Inventory, net of allowance, consisted of the following as of the date indicated:

	September 30,	December 31,
	2015	2014
Raw materials	$971,118	$1,029,927
Work in process	22	—
Finished goods	1,295,042	655,887
	$2,266,182	$1,685,814

Note 4. Fair Value Instruments

Fair value measurements used by the Company for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements are based on the premise that fair value represents an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the following three-tier fair value hierarchy has been used in determining the inputs used in measuring fair value:

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

We measure the fair values of these assets and liabilities based on prices provided by independent market participant that are based on observable inputs using market-based valuation techniques.  These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers.  The Company did not adjust any of the valuations received from these third parties with respect to any of its level 1 securities at September 30, 2015 or December 31, 2014.

Our portfolio of securities comprises U.S. Treasuries, U.S. government sponsored agency obligations and high credit quality corporate debt securities classified as available-for-sale securities.  Initial investment in available-for-sale securities was made during the quarter ended June 30, 2015 as a result of funding received through the Company’s IPO.  Unrealized gains and losses are included in other comprehensive income (loss).  Realized gains, realized losses and declines in value of securities judged to be other-than-temporary, will be included in other income (expense).

Financial assets and liabilities measured at fair value are classified in their entirety into the fair value hierarchy, based on the lowest level input significant to the fair value measurement.  The following table classifies the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014, respectively into the fair value hierarchy:

	Balance at September 30, 2015
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$2,573,882	$—	$—	$2,573,882
Investments at fair value
U.S. government obligations	$3,308,573	$—	$—	$3,308,573
U.S. government agency obligations	$—	$14,715,616	$—	$14,715,616
Corporate debt securities	$—	$18,454,522	$—	$18,454,522

	Balance at December 31, 2014
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$3,608,890	$—		$3,608,890
Liabilities included in:
Growth Term Loan warrants	$—	$—	$301,508	$301,508
Convertible Preferred Stock warrants	$—	$—	$429,035	$429,035

There are no other financial instruments subject to fair value measurement on a recurring basis.  Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period.  There were no transfers between levels for the three and nine months ended September 30, 2015 or for the year ended December 31, 2014.

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

The Company’s warrant liabilities at December 31, 2014 were categorized as Level 3 because they were valued based on unobservable inputs and management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such financial instruments.  As a result of their conversion to common stock warrants on May 11, 2015 with our IPO, there were no warrant liabilities outstanding at September 30, 2015.

The December 31, 2014 fair value assessments used the Black-Sholes option pricing model using the following assumptions:

December 31, 2014
Fair value of Series B/C/D Stock and Series E Stock shares on grant date or measurement date	$0.14 - $0.22
Exercise price	$0.01 - $0.346
Expected risk-free interest rate	1.20%
Expected volatility	70%
Expected term	4.1 years
Expected dividend yield	0 - 8%

The volatility assumption is based on the volatility of publicly traded industry competitors as adjusted for future expectations. The expected term was based on the Company’s historical experience and future expectations with regard to the exercise of the Convertible Preferred Stock warrants and the probability of conversion of the underlying Convertible Preferred Stock. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of the warrants. At December 31, 2014 the fair value of the Convertible Preferred Stock was determined by a valuation model that considered both income and market-based valuations of the Company’s enterprise value.

The expected dividend yield at December 31, 2014 is consistent with the dividend rate on the Convertible Preferred Stock. The assumptions used in the Black-Scholes option pricing model are inherently subjective and involve significant judgment. Any change in the fair value was recognized as a component of other income (expense) in the condensed statements of operations.

A reconciliation of the beginning and ending liabilities measured at fair value and classified as Level 3 inputs for the nine months ended September 30, 2015 and September 30, 2014 are as follows:

	September 30,
	2015	2014
Beginning balance	$730,543	$44,120
Issuance of Series E Convertible Preferred Stock Warrants	—	2,191,507
Exercise of Series E Convertible Preferred Stock Warrants	(4,116)	(1,890,000)
Exercise of Series D Convertible Preferred Stock Warrants	(91,798)	—
Reclassification of Series C-2 Convertible Preferred Stock Warrants to Common Stock Warrants	(555)	—
Reclassification of Growth Term Loan Warrants to Common Warrants	(229,550)	—
Issuance of Convertible Note Warrants	741,828	—
Reclassification of Convertible Note Warrants to Common Stock Warrants	(1,386,035)	—
Change in Convertible Preferred Stock warrant valuation	239,683	56,322
Ending balance	$—	$401,949

Note 5. Available for Sale Securities

The following is a summary of the Company’s available-for-sale securities at September 30, 2015:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)

US Treasury securities and obligations of US government agencies	$18,015,477	$8,712	$—	$18,024,189
Corporate securities	18,458,480	1,179	(5,137)	18,454,522
Total available-for-sale securities	$36,473,957	$9,891	$(5,137)	$36,478,711

The net adjustment to unrealized holding gains (losses) on available-for-sale securities in other comprehensive income totaled $4,754 and $0, for the nine months ended September 30, 2015 and 2014, respectively.

Contractual maturities of debt investment securities at September 30, 2015, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Under
	1 Year	1 to 2 Years	Total
US Treasury securities and obligations of US government agencies	$13,085,633	$4,938,556	$18,024,189
Corporate securities	15,626,126	2,828,396	18,454,522
Total available-for-sale securities	$28,711,759	$7,766,952	$36,478,711

The following tables shows the gross unrealized losses and fair values of the Company’s investments that have unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2015:

	Under 1 Year		1 to 2 Years		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate securities	$3,430,702	$5,137	$—	$—	$3,430,702	$5,137
Total available-for-sale securities with unrealized losses	$3,430,702	$5,137	$—	$—	$3,430,702	$5,137

For debt securities, management determines whether it intends to sell or if it is more likely than not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. The Company conducts a regular assessment of its debt securities with unrealized losses to determine whether securities have other-than-temporary impairment considering, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, market conditions and whether the Company intends to sell or it is more likely than not the Company will be required to sell the debt securities. The Company did not have any other-than-temporary impairment in its corporate debt securities for the period ended September 30, 2015.

The Company began investing in marketable securities upon receipt of proceeds from its IPO in May 2015.  Prior to that date, the Company did not have any investments in marketable securities.

Note 6. Debt Obligations.

Growth Term Loan

In August 2014, the Company entered into the Growth Term Loan with a syndicate of two lending institutions. The first tranche of the Growth Term Loan (“Growth Term Loan A”) of $11.0 million was funded at the August 2014 closing.  A second tranche of $5.0 million (“Growth Term Loan B”) was initially available to be drawn until July 4, 2015.  In August 2015, the Company and its lenders amended the Growth Term Loan agreement to extend the availability of Growth Term Loan B until March 31, 2016. The Company received the Growth Term Loan A proceeds net of a $0.3 million original issue discount.  The Company also recorded a discount for the issuance of warrants with Growth Term Loan A (See Note 9).  The original issuance discount and warrant discount are being amortized, using the effective interest method, over the term of the Growth Term Loan A.  Amortization expense was $31,595 and $120,627 for the three and nine months ended September 30, 2015, respectively, and is included in interest expense in the accompanying condensed statements of operations.  Amortization expense was $16,125 for the three and nine months ended September 30, 2014.  The Growth Term Loan A bears interest at the fixed rate of 8.5% and matures in September 2018.  Pursuant to the August 2015 amendment to the Growth Term Loan agreement, the Company will have monthly interest-only payment obligations until April 1, 2016.  Following the interest-only payment period, equal monthly payments of $408,296 consisting of principal and interest amortized over the remaining term of the loan through September 2018 will be due.  The condensed balance sheets and the principal repayments table below have been adjusted to reflect this amended payment schedule.  The August 2015 amendment further changed the prepayment fee schedule for Growth Term Loan A such that the Company will be obligated to pay a prepayment fee equal to (i) 3% of the principal amount prepaid if the growth term loan is prepaid on or before the first anniversary of the August 2015 amendment, (ii) 2% of the principal amount repaid if the growth term loan is prepaid after the first anniversary but on or prior to the second anniversary of the August 2015 amendment and (iii) 1% of the principal amount repaid if the growth term loan is repaid after the second anniversary of the August 2015 amendment and prior to maturity.  The amendment also increased the final payment percentage to 4.75%.  The Growth Term Loan requires the Company to maintain compliance with specific reporting covenants and does not require financial covenants.  The Growth Term Loan is secured by a lien covering substantially all of the Company’s assets, excluding patents, trademarks and other intellectual property rights (except for rights to payment related to the sale, licensing or disposition of such intellectual property rights) and certain other specified property.  The Company paid $0.1 million in financing costs upon entering the Growth Term Loan.  The agreement included Convertible Preferred Stock warrants to purchase 2,512,562 shares of Series E Stock (the “Series E Loan Warrants”) at a price of $0.2189 per share or at the purchase price of the next round of equity sold if no further shares of Series E Stock were sold.  The warrants to purchase shares of Series E Stock expire on August 22, 2024 (See Note 9) and were automatically converted to warrants for common stock upon completion of the Company’s IPO in May 2015.

The principal repayments due under the term loan as of September 30, 2015, are as follows:

2015	$—
2016	3,059,068
2017	4,393,103
2018	3,547,829
Total Growth Term Loan payments	11,000,000
Less discount	(416,204)
Plus final fee premium	172,599
Total Growth Term Loan, net	$10,756,395

Convertible Notes

On December 30, 2014, the Company entered into two, separate subordinated convertible promissory note agreements (“the Note Agreements”).  The Note Agreements provided that upon a qualified equity financing, pursuant to which the Company raised either through a qualified initial public offering of common stock or through a qualifying private placement of Convertible Preferred Stock, gross offering proceeds of at least $20,000,000 from the sale of shares to new investors, the outstanding principal amount and all accrued but unpaid interest under convertible notes issued pursuant to the Note Agreements would automatically convert into shares of common stock or preferred stock, whichever was sold in the offering.  The number of shares into which the convertible notes were convertible was equal to the outstanding principal and accrued interest divided by the price per share paid by investors purchasing such newly issued equity securities.  The Note Agreements also provided that in the event of a sale of the Company, the holders could elect to receive two times the outstanding principal and accrued interest or the number of shares of Series E Convertible Preferred Stock as was equal to the outstanding principal and accrued interest divided by $0.2189.

Under the first Note Agreement, the Company was able to issue up to $7,339,165 of notes to existing investors at five future, individual closings of up to $1,500,000 each upon ten days’ notice to participating investors. When issued, the notes would bear annual interest at 8% and mature on March 31, 2016. In addition, pursuant to the first Note Agreement the Company issued to participating investors warrants to purchase up to 5,029,114 shares of Series E Convertible Preferred Stock at $0.2189 per share, discussed further in Note 9.

Under the second Note Agreement, the Company was able to issue up to $6,203,971 of subordinated convertible notes to existing investors at four individual closings of up to $1,703,971 each upon ten days’ notice to participating investors.  When issued, the notes would bear annual interest at 8% and mature on March 31, 2016.  In addition, pursuant to the second Note Agreement the Company issued to participating investors warrants to purchase up to 4,282,472 shares of Series E Convertible Preferred Stock at $0.2189 per share, discussed further in Note 9.

Under each of the Note Agreements, the failure of a principal or major participating investor to invest their committed amount at each of the closings resulted in the conversion of a percentage of the investor’s preferred shares into common shares at the applicable conversion rates in effect pursuant to the Company’s restated certificate of incorporation. Under the first Note Agreement, failure of a principal investor to purchase their committed amount resulted in the conversion of their entire holdings of Convertible Preferred Stock into common stock, at conversion rates then in effect. Under the second Note Agreement, up to 80% of the total Convertible Preferred Stock held by such investor will be converted into common stock, at conversion rates then in effect. In addition, failure to purchase the full committed amount in any closing will result in the termination of the applicable investor’s warrants, in whole or in part, and the forgiveness and extinguishment of 80% of the aggregate principal amount of the applicable investor’s outstanding notes, if any. In the event the Company sold new shares of stock in a qualified initial public offering or preferred stock in a private placement, an investor’s failure to participate in the subsequent equity financing, in an amount equal to their applicable remaining committed amount under the Note Agreements, would result in the conversion of up to 80% of the non-participating investor’s aggregate Convertible Preferred Stock holding as of the closing date of the subsequent equity financing, along with a reduction of up to 80% of the non-participating investor’s warrants.

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

The Company booked a $741,828 discount for the estimated fair value of warrants issued in connection with the debt (See Note 9).  The warrant discount is being amortized, using the effective interest method, over the term of the Convertible Notes.  Amortization expense of $0 and $90,222 for the three and nine months ended September 30, 2015, respectively, is included in the condensed statements of operations.  There was no amortization expense for the three and nine months ended September 30, 2014.

Settlement of Convertible Debt upon IPO Closing

Upon closing of the Company’s IPO in May 2015, all outstanding principal ($4.5 million) and accrued interest under the convertible notes issued pursuant to the first Note Agreement was converted into 324,591 shares of common stock at a conversion price of $14.00 per share.  The Company evaluated the terms of the Note Agreement at inception and concluded that it should be accounted for as share settled debt as it falls within the scope of ASC 480, “Distinguishing Liabilities from Equity”.  While the issued debt Note Agreements contain multiple events that could trigger settlement at different values, the Company evaluated all of the possible outcomes and considered the qualified IPO outcome to be predominant at more than a 50% probability of occurrence.  The IPO settlement triggering event settles the fixed monetary amount of the debt known at inception with a variable number of shares of common stock based on the price of the common stock at settlement and therefore meets the definition of share settled debt.  The Company compared the value of the common stock issued to settle the debt with the carrying amount of the debt at the IPO closing date of May 2015, net of unamortized discount and deferred financing costs, and recorded a loss on settlement of debt of $705,217 in the accompanying condensed statements of operations for the three and nine months ended September 30, 2015.  The value of the debt adjusted to the value of the common stock paid was reclassified from debt to equity.

Note 7. Other Agreements

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

The Company recorded the obligation at the estimated present value of the future payments using a discount rate of 2.5%, the Company’s estimate of its effective borrowing rate for similar obligations. Unamortized debt discount was $335,402 and $564,634 at September 30, 2015 and December 31, 2014, respectively.

Pursuant to the closing of the Growth Term Loan in August 2014 (See Note 6), the Company agreed to accelerate certain minimum payments pursuant to the asset purchase agreement and NuvoGen agreed to terminate its security interest in the originally pledged patents and trademarks. Remaining minimum payments that were otherwise due for 2014, 2015 and the first quarter of 2016, amounting to $868,750 were paid in advance. No further payment is due under the asset purchase agreement until the second quarter of 2016. The acceleration of payments did not significantly change the minimum cash flows and therefore had no significant accounting effect.

There were no payments made to NuvoGen during the three and nine months ended September 30, 2015.  NuvoGen was paid $981,250 and $1,206,250, respectively, during the three and nine months ended September 30, 2014. Discount accreted during the three and nine months ended September 30, 2015 was $51,481 and $229,232, respectively, and $46,867 and $141,551, during the three and nine months ended September 30, 2014, respectively.

The remaining payments due to NuvoGen at September 30, 2015, are as follows:

2015	$—
2016	543,750
2017	800,000
2018	400,000
2019	400,000
2020 and beyond	7,098,743
Total NuvoGen obligation payments	9,242,493
Less discount	(335,402)
Total NuvoGen obligation, net	$8,907,091

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

Following the Company’s selection of the testing field for each IVD test kit, the Company and Illumina have agreed to negotiate a development plan for the development and regulatory approval of the applicable IVD test kit.  Illumina has agreed to provide development and regulatory support as part of the plan. Upon mutual agreement of the first development plan, the Company will pay Illumina a fixed fee in the six-figure dollar range. The Company is also required to pay Illumina up to $1.0 million in the aggregate upon achievement of specified regulatory milestones relating to the IVD test kits. In addition, the Company has agreed to pay Illumina a single digit percentage royalty on net sales of any IVD test kits that the Company commercializes pursuant to the agreement. As of September 30, 2015 the first development plan had not been completed, however, it was subsequently finalized on October 29, 2015 (See Note 15). Ongoing research and development costs for these programs have been expensed as incurred and $0 has been paid to Illumina relating to this agreement as of September 30, 2015.

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

Invetech PTY Ltd. Agreement

In September 2015, the Company entered into a development and professional services agreement with Invetech PTY Ltd., for the conduct of research and development of a next generation automated sample library preparation instrument.  This instrument is to be a low volume throughput version of the Company’s existing HTG EdgeSeq system technology and is being referred to as Project JANUS during development.

The agreement requires the execution of a development plan for each stage of the project.  Upon full execution and delivery of each development plan, the Company will pay Invetech development fee installments for that development plan.  The initial installment of the development fee was earned in September 2015, resulting in $150,000 of research and development expense relating to this agreement being included in the condensed statements of operations for the three and nine months ended September 30, 2015.

The agreement will remain in effect through completion of all tasks and acceptance of all deliverables under each development plan unless terminated earlier as provided for in the agreement.

Note 8. Net Loss Per Share

Net loss attributable to common stockholders per share is computed by dividing the net loss allocable to common stockholders by the weighted-average number of shares of common stock or common stock equivalents outstanding. Outstanding stock options, warrants and Convertible Preferred Stock have not been included in the calculation of diluted net loss attributable to common stockholders per share because to do so would be anti-dilutive. Accordingly, the numerator and the denominator used in computing both basic and diluted net loss per share for each period are the same. The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(5,157,663)	$(3,307,329)	$(15,698,139)	$(9,819,746)
Accretion of stock issuance costs	—	(19,488)	(35,046)	(71,175)
Accretion of discount on Series E warrants	—	(94,893)	(127,616)	(251,893)
Series E and D, Convertible Preferred Stock dividends	—	(837,225)	(1,165,932)	(2,405,987)
Net loss attributable to common stockholders	$(5,157,663)	$(4,258,935)	$(17,026,733)	$(12,548,801)
Denominator:
Weighted-average common shares outstanding -basic and diluted	6,829,687	96,486	3,735,852	96,446
Net loss per share attributable to common stockholders, basic and diluted	$(0.76)	$(44.14)	$(4.56)	$(130.11)

The following outstanding options, warrants and Convertible Preferred Stock were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2015	2014
Options to purchase common stock	590,139	542,435
Restricted stock units	27,500	—
Convertible Preferred Stock (as converted)	—	2,353,166
Convertible Preferred Stock warrants (as converted)	—	51,863
Common stock warrant	170,587	931

Note 9.  Warrants

In connection with certain of its Convertible Preferred Stock issuances, convertible debt financings and other financing arrangements, the Company issued warrants for shares of its common stock and various issues of its Convertible Preferred Stock.

On August 22, 2014, in connection with the Company’s entry into the Growth Term Loan, the Company issued to the lenders Series E Loan Warrants exercisable for an aggregate of 2,512,562 shares of Series E Convertible Preferred Stock at a price of $0.2189 per share. The warrants provided for cashless exercise at the option of the holders, and also contained provisions for the adjustment of the number of shares issuable upon the exercise of the warrant in the event of stock splits, recapitalizations, reclassifications, consolidations or dilutive issuances. In connection with the completion of the IPO in May 2015, the Series E Loan Warrants became exercisable for an aggregate of 23,396 shares of the Company’s common stock at an exercise price of $23.51 per share. The Series E Loan Warrants expire by their terms on August 22, 2024, provided that the warrants will be automatically exercised on a cashless basis upon expiration if not previously exercised if the fair market value of a share of the Company’s common stock exceeds the per share exercise price.

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

On December 30, 2014, in connection with the Company’s Note and Warrant Purchase Agreements (Note 6) the Company agreed to issue warrants (the “Convertible Note Warrants”) exercisable for an aggregate of 9,311,586 shares of Series E Stock at a price of $0.2189 per share, for aggregate consideration of $1,354. The Convertible Note Warrants were issued on January 15, 2015. The warrants provide for cashless exercise at the option of the holders, and also contained provisions for the adjustment of the number of shares issuable upon the exercise of the warrant in the event of stock splits, recapitalizations, reclassifications, consolidations or dilutive issuances. The Convertible Note Warrants expire by their terms on January 15, 2022. As the Convertible Note Warrants were issued in conjunction with and in order to establish a lending facility commitment, they were being accounted for as a debt discount to be amortized over the life of the Note Agreements using the effective interest method and as a warrant liability, at fair value, as they were indexed to shares that could be redeemed for cash outside the control of the Company.

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

Upon closing of the IPO, the Company’s Convertible Preferred Stock warrants expired, were exchanged for common stock warrants or were exercised by the holders, depending on the terms of the respective agreements and actions of the holders.  The Company computed the fair value of the warrants immediately prior to the conversion date and the change in fair value was recorded to loss from change in stock warrant valuation within the condensed statements of operations.

The Company’s Series C-1 Convertible Preferred Stock warrants expired upon closing of the IPO as they were not exercised prior to or contemporaneously with the closing of the IPO.  As of May 11, 2015, 1,290,350 Series C-1 preferred stock warrants were forfeited and cancelled as they were not exercised prior to the IPO.

Each share of Convertible Preferred Stock outstanding immediately prior to the closing of the IPO automatically converted into shares of the Company’s common stock.  Due to the conversion of the underlying Series C-2 Convertible Preferred Stock and Series E Convertible Preferred Stock into common stock, the Series C-2, Series E and Convertible Note preferred warrants became exercisable for common stock.  Following conversion to common stock warrants, these warrants were determined to meet the criteria for equity classification.  Upon completion of the IPO, and the conversion of the Company’s Series C-2 Convertible Preferred Stock into common stock, the Series C-2 Convertible Preferred Stock warrants converted to warrants for purchase of 1,488 shares of the Company’s common stock at an exercise price of $24.23 per share.  The Convertible Note Warrants converted to warrants for the purchase of 144,772 shares of the Company’s common stock at the initial public offering price of $14.00 per share.  Series E Loan Warrants converted to warrants for the purchase of 23,396 shares of the Company’s common stock at the IPO price of $14.00 per share.

During 2015, all Series D Convertible Preferred Stock warrant holders elected to exercise their warrants, contingent and effective upon closing of the IPO.  Upon completion of the IPO, the Company issued 723,050 shares of its Series D Convertible Preferred Stock upon the exercise of 769,059 outstanding warrants, for which it received aggregate cash consideration of approximately $1,752 for such exercises.  Certain warrant holders elected to exercise pursuant to the terms of the net exercise provision of the warrant.  For purposes of such net exercise, the fair market value of the Company’s common stock was equal to the IPO price of $14.00.  The Series D Convertible Preferred Stock converted into 6,729 shares of the Company’s common stock on May 11, 2015.

Security	Number of Preferred and Common Warrants at December 31, 2014	Number of Common Warrants at September 30, 2015	Exercise Price/Share	Expiration Date
Series C-1 redeemable convertible preferred stock warrants	1,290,350	—	$37.16	2016-2017
Series C-2 redeemable convertible preferred stock warrants	157,912	1,488	24.23	2015
Series D redeemable convertible preferred stock warrants	769,059	—	1.07	2020
Series E redeemable convertible preferred stock warrants	2,512,562	23,396	23.51	2024
Convertible note warrants	—	144,772	14.00	2022
Common stock warrants	931	931	6.45	2019

The fair value of the Convertible Preferred Stock warrant liability was $0 and $730,543 at September 30, 2015 and December 31, 2014, respectively.  During the three and nine months ended September 30, 2015 the Company recorded a loss of $0 and $239,683, respectively, on the change in fair value of the Convertible Preferred Stock warrants, as the fair value of all Convertible Preferred Stock warrants was updated prior to conversion at IPO, with the fair value change being charged to loss from change in stock warrant valuation in the condensed statements of operations.  A loss of $0 and $56,323, respectively, was recorded during the three and nine months ended September 30, 2014 on the change in fair value of the Convertible Preferred Stock warrants.  The Convertible Preferred Stock warrant liability for outstanding Series C-2, Series D and Series E warrants was reclassified to additional paid-in-capital and recorded as common stock warrants upon the closing of the Company’s IPO.

Note 10. Redeemable Convertible Preferred Stock

On February 4, 2014, the Company entered into the Series E Convertible Preferred Stock and Warrant Purchase Agreement (the “Series E Agreement”) authorizing the sale and issuance of up to 99,132,024 shares of its Series E Stock for $0.2189 per share and warrants (the “Series E Warrants”) to purchase up to an aggregate of 33,044,008 shares of Series E Stock at an exercise price of $0.001 per share. Pursuant to the Series E Agreement, up to 49,566,012 shares of Series E Stock together with Series E Warrants to purchase up to an aggregate of 16,522,004 shares of Series E Stock would be offered at one or more closings of a first tranche and the remainder of which will be offered in a second tranche.

As a result of the Series E Preferred Agreement, the Company’s authorized shares were increased to 600,000,000 shares of Common Stock and 472,083,383 shares of Convertible Preferred Stock.

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

The second closing under the Series E Agreement, originally scheduled to occur on or before November 31, 2014, was replaced by an alternative financing in the form of subordinated convertible promissory notes as discussed further in Note 6.

Each series of Convertible Preferred Stock had a par value of $0.001 per share.

The Series D Convertible Preferred Stock and Series E Convertible Preferred Stock liquidation preference was equal to two times the original issue price of the Series D Convertible Preferred Stock or Series E Convertible Preferred Stock, respectively, plus any accrued but unpaid dividends whether or not declared.  The Company has historically accreted up to the redemption amount and not the liquidation value, because additional amounts due under the liquidation rights was not considered probable at initial recording or as of the Company’s IPO in May 2015 or at December 31, 2014.

The shares of each series of Convertible Preferred Stock historically had the right to redemption of their respective class of shares on a date beginning not prior to February 2019 (the “Series E Preferred Stock Redemption Date”).  In order to effect each respective redemption, the holders of at least 60% of the voting power of the then outstanding shares of Series D Convertible Preferred Stock (the “Series D Stock”) or Series E Convertible Preferred Stock (the “Series E Stock”) needed to vote in favor of a redemption and provide written notice to the Company at least 60 days prior to the Series E Preferred Stock Redemption Date of such election.  The holders of at least a majority in the voting power of the then outstanding shares of the Series A, B and C Convertible Preferred Stock (the “Series C Stock”) could then vote in favor of a redemption, respectively.  The holders of at least 66 2/3% of the voting power of the then outstanding shares of Series A Redeemable Convertible Preferred Stock (the “Series A Stock”) could then vote in favor of a Series A Stock redemption.  The Series D Stock and Series E Stock redemption value was equal to the Series D Stock and Series E Stock original issue price per share (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like) plus all dividends declared but unpaid thereon together with any accruing dividends accrued but unpaid thereon, whether or not declared with respect to such shares.  The Series A/B/C/D and Series E Stock redemption value was equal to the respective series original issue price per share (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like) plus all accrued and unpaid dividends with respect to such shares.  If the Company did not have sufficient funds or other assets legally available to redeem all shares to be redeemed at any redemption date, it was to redeem as applicable (i) pro rata to Series E Stock, until all shares were redeemed, (ii) pro rata to Series D Stock until all shares were redeemed, (iii) pro rata to Series C Stock, until all shares were redeemed, (iv) pro rata to Series A Stock and Series B Convertible Preferred Stock (the “Series B Stock”), until all shares were redeemed.  If any shares to be redeemed remained outstanding, the Company was to redeem the remaining shares in accordance with the previous sentence as soon as sufficient funds were legally available.  Due to the redemption feature, the preferred shares were historically recorded as mezzanine equity.

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

The Company has historically accounted for the Series E Warrants as liabilities as such warrants were indexed to shares that could be redeemed for cash outside the control of the Company. The Company allocated the total proceeds first to the Series E Warrants based on their fair value of approximately $1,890,000 and the remainder amounting to approximately $5,665,000 of the proceeds allocated to the Preferred Shares. The fair value of the Series E Warrants was estimated to approximate the fair value of the Series E Stock because of their nominal price. The amount allocated to the Series E Warrants represented a discount to the Preferred Shares and was being accreted using the effective interest method up to the redemption amount from the respective issuance date to redemption date of five years. Accretion for the three and nine months ended September 30, 2015 was approximately $0 and $128,000, respectively, and accretion for the three and nine months ended September 30, 2014 was approximately $95,000 and $252,000, respectively. Upon immediate exercise of the Series E Warrants, the amount recorded as warrant liability was reclassified to Preferred Shares, and issuance costs of $48,384 which had been allocated to the warrants were expensed. The Company was not accreting to the amount resulting from additional liquidation preference rights under the agreement because they were not considered probable at initial recording or at any point between then and May 2015 IPO. The Company additionally analyzed the issuance of Series E Warrants with the Series E Stock, noting there was no resulting beneficial conversion feature. Following the IPO, all outstanding warrants previously exercisable for Convertible Preferred Stock became exercisable for common stock.  The previously reported warrant liability associated with the convertible warrants was applied to additional paid-in-capital.

The Company’s Series D Stock and Series E Stock accrued cumulative dividends at 8% per annum on the original issue price of $0.2189, whether or not declared by the Board of Directors. In connection with the Company’s Growth Term Loan, the holders of both the Series D Stock and Series E Stock agreed to waive their rights to cash dividends. As a result, only a share dividend, based on the cumulative dividends divided by the original issue price, could be paid upon declaration by the Board of Directors or upon the automatic conversion of the Convertible Preferred Stock. Dividends were being accreted based on the number of days outstanding. At September 30, 2015 and December 31, 2014, the cumulative Series D Stock and Series E Stock dividends were $0 and $7,643,378, respectively.  All shares of Series D and Series E, together with accrued dividends, automatically converted into 374,632 shares of the Company’s common stock (on as converted method) in connection with the initial closing of the IPO on May 11, 2015.

The value of the shares of Series A/B/C/D Stock and Series E Stock was recorded at the amount initially received on the date of issuance or upon conversion from debt, less any applicable discounts for warrants and issuance costs, adjusted for the accretion of discounts utilizing the effective interest method up to the redemption amount from the respective issuance date to the Series E Preferred Stock Redemption Date, and the accretion of cumulative dividends. The redemption value for Series A/B/C Stock agrees to the liquidation value presented on face of the balance sheet. The redemption value of Series D Stock and Series E Stock was $0 at September 30, 2015.

On January 30, 2015, 51,681 shares of Series E Convertible Preferred Stock were purchased by a convertible note warrant holder for cash consideration of approximately $7,196.

Note 11.  Stockholders’ Equity (Deficit)

Common Stock

The Company amended its certificate of incorporation on May 11, 2015, to decrease the number of authorized shares from 600,000,000 to 200,000,000 shares.  The 200,000,000 authorized shares of common stock have a par value of $0.001 per share.  As of September 30, 2015, 6,841,260 shares were issued.  As of December 31, 2014, 334,003 of the 600,000,000 shares were issued.

Each share of common stock is entitled to one vote.  All shares of common stock rank equally as to voting and all other matters that the holders are entitled to vote on.  The shares of common stock have no preemptive or conversion rights, no redemption or sinking fund provisions, no liability for further call or assessment, and are not entitled to cumulative voting rights.

Preferred Stock

Pursuant to the Company’s certificate of incorporation the Company has been authorized to issue 10,000,000 shares of preferred stock, each having a par value of $0.001.  The preferred stock may be issued from time to time in one or more series with the authorization of the Company’s Board of Directors.  The Board of Directors have the ability to determine voting power for each series issued, as well as designation, preferences, and relative, participating, optional or other rights and such qualifications, limitations or restrictions thereof.

Stock-based Compensation

In February 2014, pursuant to the Series E Agreement, the amount of shares reserved under the Company’s 2011 Equity Incentive Plan (the “2011 Plan”) was increased to 20% of the total outstanding shares of the Company calculated on a fully diluted basis. The shares reserved under the 2011 Plan were required to be kept at that percentage with each subsequent equity financing.  No new equity awards may be granted under the 2011 Plan.

On May 11, 2015, 940,112 shares were reserved for issuance under the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), including 14,006 shares from the 2011 Plan.  As of September 30, 2015, there were 923,031 shares available for issuance under the 2014 Plan.

As of September 30, 2015, options to purchase 590,139 shares of common stock were outstanding, including 371,563 options that were fully vested. The remaining options vest over 2.5 years.

A summary of the Plans’ stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2014	595,577	$3.71	7.8
Granted	17,083	—
Exercised	(13,764)	2.47		$92,582
Forfeited	(8,757)	5.42
Balance at September 30, 2015	590,139	4.01	7.1	5,258,488
Vested and expected to vest at September 30, 2015	580,001	4.01	7.1	5,203,992
Exercisable at September 30, 2015	371,573	3.45	6.3	3,508,953

Below is a summary of stock option grant activity under the 2014 Plan and related fair value information for the nine months ended September 30, 2015:

2015 Grants	Options Granted	Exercise Price	Fair Value of Common Stock on Date of Grant
May	5,000	$14.64	$14.64
June	12,083	$13.83	$13.83
Total	17,083

Below is a summary of stock option grant activity under the 2011 Plan and related fair value information for the nine months ended September 30, 2014:

2014 Grants	Options Granted	Exercise Price	Fair Value of Common Stock on Date of Grant
January	2,094	$2.15	$2.15
March	249,361	$2.15	$2.15
May	8,685	$2.15	$2.15
Total	260,140

The Company issued 27,500 RSUs in the nine months ended September 30, 2015 at a weighted average grant date fair value of $5.45.  The RSUs vest 100% on March 31, 2016.  As of September 30, 2015, there was total unrecognized compensation expense of $583,701 related to unvested stock options, which the Company expects to recognize over a weighted-average period of approximately 2.5 years. There is an additional $149,875 of unrecognized compensation expense related to RSUs, which will be recognized over the weighted average remaining service period of six months.

Note 12. Commitments and Contingencies

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

Severance Agreements and Retention Plans

In October 2012, the Board of Directors and 60% of requisite preferred holders approved a plan to set aside no less than 15% of the proceeds of any sale of the Company to be distributed to the Company’s employees, directors or consultants as designated by the Board of Directors (the “HTG Employee Retention Plan”).  The HTG Employee Retention Plan terminated pursuant to its terms upon the closing of the IPO.

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

Leases

The Company leases office and laboratory space under two non-cancelable operating leases in Tucson, Arizona, which were set to expire in November and December 2015, respectively, as of September 30, 2015.  Under the terms of the two Tucson leases, the Company had one option to extend the leases for five years at the end of the initial seven year lease term.  The Company amended its existing facilities leases in August 2015 to extend the terms for five years and to undergo leasehold improvements to expand and improve its existing research, development, operations and administration office facilities.  The lease amendment includes an increase of $804,000 in total monthly rent over the remaining life of the lease to compensate the landlord for additional tenant improvements funded by the landlord.  In addition to these lease term extensions and increased rents, the Company entered into a construction contract in the third quarter 2015 for the expansion and improvement of its laboratory, manufacturing and office spaces, representing an expected, additional cash outlay commitment by the Company of approximately $500,000 through the first quarter of 2016.

As a result of the amendments, the Company’s annual minimum lease payments before common area maintenance charges, which will commence in 2016 and continue through 2020 are as follows:

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

Product Warranty

The following is a summary of the Company’s general product warranty liability for the three months ended September 30, 2015:

Warranty reserve, June 30, 2015	$—
Cost of warranty claims	(545)
Warranty accrual	17,225
Warranty reserve, September 30, 2015	$16,680

Prior to the three months ended September 30, 2015, no warranty reserves were recorded by the Company.

Note 13. Income Taxes

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

The Company applies a two-step approach to recognizing and measuring uncertain tax positions. The Company evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The term “more likely than not” means a likelihood of more than 50 percent. Otherwise, the Company may not recognize any of the potential tax benefit associated with the position. The Company recognizes a benefit for a tax position that meets the “more likely than not” criterion at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon its effective resolution. Unrecognized tax benefits involve management’s judgment regarding the likelihood of the benefit being sustained. The final resolution of uncertain tax positions could result in adjustments to recorded amounts and may affect the Company’s results of operations, financial position and cash flows. The Company has not identified any uncertain tax positions at September 30, 2015 or December 31, 2014.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at September 30, 2015 and December 31, 2014, respectively, and has not recognized interest or penalties during the three and nine months ended September 30, 2015 and 2014, respectively, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within in the next 12 months.

The recent IPO could limit the Company’s ability to fully utilize its cumulative net operating losses (“NOL’s”) under Internal Revenue Code Section 382 and similar state provisions.  The Company has a full valuation allowance on its NOLs.

Note 14.  Related-Party Transactions

In March 2014 and July 2013, the Company entered into two separate consulting agreements to assess potential markets for its products with a holder of Series D Stock and Series E Stock. The stockholder was paid $0 and $0 for the three and nine months ended September 30, 2015, respectively, and $77,550 and $99,800 for the three and nine months ended September 30, 2014, respectively under those agreements.  An employee of the stockholder is a member of the Board of Directors.  At September 30, 2015, there were no further amounts due under the consulting agreements.

Note 15.  Subsequent Events

On October 29, 2015 the Company completed the development plan milestone of the Illumina, Inc. Agreement (See Note 7).  With completion of this milestone, a one-time, non-refundable initial fee of $100,000 will be paid by the Company to Illumina, Inc. and the Company’s Lung Fusion IVD program development process will commence.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto for the year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our final prospectus filed with the Securities and Exchange Commission on May 6, 2015 relating to our Registration Statement on Form S-1/A (File No. 333-201313) for our initial public offering. This discussion and analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward looking statements include, but are not limited to, statements about:

•	our ability to successfully commercialize our HTG Edge or HTG EdgeSeq systems and related applications and assays;
•	our ability to generate sufficient revenue or raise additional capital to meet our working capital needs;
•	our ability to secure regulatory clearance or approval, domestically and internationally, for the clinical use of our products;
•	our ability to develop new technologies beyond mRNA and miRNA to include DNA fusions and mutations or other technologies to expand our product offerings;
•	the implementation of our business model and strategic plans for our business;
•	the regulatory regime for our products, domestically and internationally;
•	our strategic relationships, including with patent holders of our technologies, manufacturers and distributors of our products, and third parties who conduct our clinical studies;
•	our intellectual property position;
•	our expected use of proceeds from our initial public offering;
•	our ability to comply with the restrictions of our debt facility and meet our debt obligations;
•	our expectations regarding the market size and growth potential for our life sciences and diagnostic businesses;
•	any estimates regarding expenses, future revenues, capital requirements, and stock performance; and
•	our ability to sustain and manage growth, including our ability to develop new products and enter new markets.

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

Our HTG Edge platform is comprised of instrumentation, consumables and software analytics, automates the molecular profiling of genes and gene activity using our proprietary nuclease protection chemistry to deliver extraction-free, multiplexed results on a wide variety of biological samples. We believe that our platform provides significant workflow and performance advantages in molecular profiling applications including tumor profiling, biomarker development and in the near future, molecular diagnostic testing.  In 2014 we launched our HTG EdgeSeq chemistry, an extension of our platform that automates and adapts our nuclease protection chemistry to enable analysis using next generation sequencing, or NGS, instrumentation. This new HTG EdgeSeq chemistry utilizes the same sample preparation instrument and reagents as our original chemistry, but allows for read out on an NGS instrument. By combining the power of the HTG EdgeSeq chemistry with the capabilities of NGS, we are able to profile a wide variety of genomic alterations and sample types.  Our current HTG Edge system is capable of running both our original, plate-based chemistry, which quantifies RNA using our plate reader included with the system, and our HTG EdgeSeq chemistry, which is detected using NGS instrumentation provided by the customer.  We also have the flexibility to provide the HTG Edge system without our plate reader for those customers whose focus is NGS readout of our HTG EdgeSeq chemistry.  We plan to launch a new version of our HTG EdgeSeq system in 2017 that will target the lower volume throughput lab market.  This program, referred to as “Project JANUS” for development, is expected to increase our addressable market by enabling efficient molecular profiling of smaller quantity batches.

Our innovative platform and initial menu of molecular profiling panels are being utilized by a wide range of customers including biopharmaceutical companies, academic institutions and molecular labs to simultaneously analyze a comprehensive set of molecular information from valuable clinical samples and substantially improve their workflow efficiency. We currently market several proprietary molecular profiling panels that address the needs of customers in high impact areas of translational research and biopharmaceutical biomarker and companion diagnostics. In addition, we have a focused development pipeline of new profiling products that includes panels for translational research, drug development and molecular diagnostics. Our product strategy is to build complete profiling panels of established and emerging molecular targets for broader and disease-specific approaches.

We have incurred significant losses since our inception, and we have never been profitable. We incurred net losses of $5.2 million and $15.7 million for the three and nine months ended September 30, 2015, respectively, and net losses of $3.3 million and $9.8 million for the three and nine months ended September 30, 2014, respectively. As of September 30, 2015, we had an accumulated deficit of $83.9 million and we had available cash and cash equivalents totaling approximately $2.6 million and investments in highly liquid corporate and government debt securities totaling $28.7 million.

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

We continue to expand and evolve our assay and panel offerings, primarily focusing on our HTG EdgeSeq platform.  Subsequent to the third quarter ended September 30, 2015, we announced the launch of several new HTG EdgeSeq research use only products offerings, including our Immuno-Oncology assay, a Lymphoma panel and a DLBCL cell of origin assay.

During the third quarter, we also formed a technology partnership with The Centre of Excellence for the Prevention of Organ Failure (PROOF Centre) in Vancouver, Canada for an RNA-based liquid biopsy from peripheral blood, utilizing our HTG EdgeSeq system.  The heart transplant rejection blood test is intended to provide early indication of organ rejection in heart transplant patients, allowing doctors to better monitor and treat patients post-transplant.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Revenue:
Product	$973,956	$532,240	$441,716	$2,349,740	$977,386	$1,372,354
Service	37,000	107,183	(70,183)	150,292	396,840	(246,548)
Other	—	230,822	(230,822)	325,789	656,917	(331,128)
Total revenue	1,010,956	870,245	140,711	2,825,821	2,031,143	794,678
Cost of revenue	809,015	747,342	61,673	2,538,590	2,005,276	533,314
Gross margin	201,941	122,903	79,038	287,231	25,867	261,364
Operating expenses:
Selling, general and administrative	3,717,402	2,610,354	1,107,048	10,883,161	7,116,544	3,766,617
Research and development	1,309,573	649,949	659,624	2,951,009	2,372,972	578,037
Total operating expenses	5,026,975	3,260,303	1,766,672	13,834,170	9,489,516	4,344,654
Operating loss	(4,825,034)	(3,137,400)	(1,687,634)	(13,546,939)	(9,463,649)	(4,083,290)
Other income (expense)
Loss from change in stock warrant valuation	—	—	—	(239,683)	(56,323)	(183,360)
Interest expense	(378,656)	(161,069)	(217,587)	(1,334,103)	(292,018)	(1,042,085)
Interest income	37,788	—	37,788	48,930	—	48,930
Loss on settlement of convertible debt	—	—	—	(705,217)	—	(705,217)
Other	8,239	(8,860)	17,099	78,873	(7,756)	86,629
Total other income (expense)	(332,629)	(169,929)	(162,700)	(2,151,200)	(356,097)	(1,795,103)
Net loss	$(5,157,663)	$(3,307,329)	$(1,850,334)	$(15,698,139)	$(9,819,746)	$(5,878,393)

Revenue

Total revenue for the three and nine months ended September 30, 2015 increased by 16% to $1.0 million and by 39% to $2.8 million compared to total revenue for the three and nine months ended September 30, 2014, respectively.

Product revenue

Total product revenue for the three and nine months ended September 30, 2015 was $1.0 million and $2.3 million compared to $0.5 million and $1.0 million for the three and nine months ended September 30, 2014. Product revenue includes revenue from the sale of instruments and consumables. Instrument revenue was essentially unchanged at $0.3 million and $0.6 million for the three and nine months ended September 30, 2015 compared with $0.3 million and $0.6 million for the three and nine months ended September 30, 2014, respectively. Consumables revenue increased to $0.6 million and $1.8 million in the three and nine months ended September 30, 2015 from $0.2 million and $0.4 million for the three and nine months ended September 30, 2014, respectively.  This increase continues to be driven by our growing installed base, the launch of the HTG EdgeSeq system in the second half of 2014, and our launch of new consumables and HTG EdgeSeq assay protocols.

Service revenue

Service revenue was $37,000 and $150,000 for the three and nine months ended September 30, 2015, compared to $107,000 and $397,000 for the three and nine months ended September 30, 2014, respectively.  The decrease in service revenue for the period ended September 30, 2015 compared to 2014 reflects our shifting strategic focus away from certain service businesses to assay design services primarily supporting specific uses of our HTG EdgeSeq system.

Other revenue

Other revenue of $0 and $0.3 million for the three and nine months ended September 30, 2015, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2014 consisted of grant funding provided by the U.S. National Institute of Health, or NIH, for a Phase 2 grant which was completed in June 2015.

Cost of revenue

Cost of revenue increased by $62,000, or 8%, and $533,000, or 27% in the three and nine months ended September 30, 2015 compared with the three and nine months ended September 30, 2014. This increase was primarily due to higher fixed costs as a percentage of period revenue, primarily the addition of field service engineers who install and support the growing installed base of HTG Edge and HTG EdgeSeq systems. In addition, we recorded an excess inventory reserve of approximately $53,000 for excess HTG Edge reader inventory in the third quarter 2015.  This inventory reserve is an indirect result of a faster than anticipated product mix shift toward our HTG EdgeSeq products, which do not utilize the reader technology, since the HTG EdgeSeq system introduction in 2014.  Cost of revenue included $0.5 million and $1.5 million in largely fixed manufacturing costs for the three and nine months ended September 30, 2015, respectively, and $0.4 million and $0.9 million for the three and nine months ended September 30, 2014, respectively.  As we grow our future revenues, we do not expect these fixed cost components to increase on a linear basis and we thus expect these costs will decrease as a percentage of revenue.

Research and development expenses

Research and development expenses were $1.3 million and $3.0 million for the three and nine months ended September 30, 2015, respectively, compared to $0.6 million and $2.4 million for the three and nine months ended September 30, 2014, respectively.  Expenses incurred for the nine months ended September 30, 2014 related primarily to the development of our HTG Edge and HTG EdgeSeq systems.  Increases in research and development expenses in 2015 continue to be driven, as anticipated, by research and development headcount growth in support of our focus on new generation platform and test panel expansion programs, including the costs associated with our Project JANUS instrument program.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $1.1 million, or 42%, and by $3.8 million, or 53%, in the three and nine months ended September 30, 2015, respectively, compared with the three and nine months ended September 30, 2014. The increase was driven by an increase in sales and marketing costs, primarily related to increased headcount, in connection with the expansion of HTG Edge product sales activities and the commercial launch of and installed base support for our HTG EdgeSeq systems and assays in 2014 and 2015.  In addition, our general and administrative costs increased by $1.8 million, primarily due to increased headcount, professional fees and insurance costs.  The increase in professional fees is related to financial audits, legal and consulting.  Insurance cost increases included increased director and officer insurance premiums incurred in connection with our IPO and as a result of being a public company.

Loss from change in stock warrant valuation

Loss from the change in stock warrant valuation for the nine months ended September 30, 2015 was a result of an increase in the fair value of our preferred stock warrants just prior to the exercise of Series D preferred stock warrants, the conversion to common stock warrants of our Series C-2 preferred stock warrants, convertible note warrants and growth term loan warrants at the time of our IPO. The increase in the fair value of our preferred stock warrants until their conversion to common stock warrants was primarily attributable to the proximity to and increased likelihood of a successful IPO.

Interest expense

Interest expense increased by $0.2 million and $1.0 million for the three and nine months ended September 30, 2015 as compared with the three and nine months ended September 30, 2014. The increase related primarily to the growth term loan that included interest of $0.3 million and $0.7 million, respectively, and the accretion of financing costs and related premiums and discounts for the three and nine months ended September 30, 2015.  We also accrued interest and recorded amortization on a debt discount from convertible notes issued in January 2015 totaling $94,000 and $134,000 for the three and nine months ended September 30, 2015.  There was no interest expense related to either the growth term loan or the convertible notes for the three and nine months ended September 30, 2014.

Loss on settlement of convertible debt

With completion of the IPO, our remaining convertible note debt discount and deferred financing costs relating to the convertible notes totaling $0.7 million were charged to loss on settlement of convertible debt with the issuance of common stock in settlement of the convertible notes and related accrued interest.

Cash Flows for the Nine Months Ended September 30, 2015 and 2014

The following table summarizes the primary sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$(14,686,243)	$(10,223,028)
Investing activities	(37,424,235)	(605,931)
Financing activities	51,095,229	16,708,150
(Decrease) increase in cash and cash equivalents	$(1,015,249)	$5,879,191

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2015 was $14.7 million and reflected (i) the net loss of $15.7 million, (ii) net non-cash items of $2.6 million, consisting primarily of amortization and write off at IPO of discount on convertible notes of $0.7 million, depreciation and amortization of $0.5 million, amortization of the discount on the NuvoGen obligation of $0.2 million, provision for excess inventory of $0.3 million, share-based compensation of $0.2 million and a decrease in the warrant valuation of $0.2 million and (iii) a net cash outflow from changes in balances of operating assets and liabilities of $1.6 million. The significant items comprising the changes in balances of operating assets and liabilities were an increase of $0.9 million in inventory and an increase in prepaid and other of $0.5 million partially offset by a decrease in accounts payable and accrued liabilities.

Net cash used in operating activities for the nine months ended September 30, 2014 was $10.2 million and reflected (i) the net loss of $9.8 million, (ii) net non-cash items of $0.9 million, consisting primarily of depreciation and amortization of $0.4 million, increase in bad debt reserve of $0.1 million, share-based compensation of $0.1 million and amortization of the discount on the NuvoGen obligation of $0.1 million and (iii) a net cash outflow from changes in balances of operating assets and liabilities of $1.3 million. The significant items comprising the changes in balances of operating assets and liabilities were a reduction in accounts payable of $0.3 million and increases in accounts receivable and inventory of $0.3 million and $0.5 million, respectively.

Investing Activities

Net cash used in investing activities of $37.4 million and $0.6 million for the nine months ended September 30, 2015 was comprised primarily of the purchase of $43.0 million and disposals of $6.5 million of available-for-sale securities with proceeds from our IPO in May 2015.  Prior to the second quarter of 2015, our investing activities have consisted primarily of the purchase of laboratory and office equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 of $51.1 million included $47.7 million proceeds from our initial public offering, partially offset by $1.0 million deferred offering costs incurred in the period, and $4.5 million in proceeds from convertible notes.

Net cash provided by financing activities for the nine months ended September 30, 2014 of $16.7 million included the $7.4 million net proceeds from the Series E preferred stock issuance and a $10.7 million proceeds from Growth Term Loan initiation, partially offset by $1.2 million of payments on our NuvoGen obligation.

Liquidity

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock, the incurrence of debt and cash received from product sales, services revenue and other income. Through September 30, 2015, we had received net proceeds of $52.9 million from the issuances of preferred stock, including preferred stock issued on conversion of promissory notes, $0.8 million in proceeds from a prior term loan, approximately $7.7 million in grants, $10.7 million from our growth term loan (net of $0.3 million original issue discount), $4.5 million from convertible note issuances and $29.4 million from service and product revenue. As of September 30, 2015, we had cash and cash equivalents of $2.6 million and $17.3 million of debt outstanding on our growth term loan payable, NuvoGen obligation and capital lease obligations.  Amounts due on the convertible notes as well as the related accrued interest were automatically converted into 324,591 shares of our common stock in connection with the initial closing of our IPO in May 2015.

We have had recurring operating losses and negative cash flows from operations since inception, and we have an accumulated deficit of approximately $83.9 million as of September 30, 2015.

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

Funding Requirements

We continued to use cash in our operating activities during the three and nine months ended September 30, 2015. However, we believe that our cash and cash equivalents, together with our investment securities and interest thereon, will be sufficient to fund our operations for at least the next 12 months.

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

Contractual Obligations

As of September 30, 2015, there have been no material changes to our contractual obligations and commitments outside of the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our final prospectus filed with the SEC on May 6, 2015 relating to our Registration Statement on Form S-1/A (File No. 333-201313) for our IPO other than in regards to the conversion of our Convertible Note obligations totaling $4.5 million which were converted along with related accrued interest into shares of our common stock in connection with our IPO.

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

There were no changes in our significant accounting policies and estimates during the three and nine months ended September 30, 2015 from those set forth in “Critical Accounting Policies and Significant Judgments and Estimates” in our final prospectus filed with the SEC on May 6, 2015 relating to our Registration Statement on Form S-1/A (File No. 333-201313) for our IPO.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $2.6 million at September 30, 2015, which consist of bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Our debt is at fixed interest rates.  A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements. Our investments in available-for-sale securities are at some risk for losses from possible volatility in the market.  However, our investments are in a low risk portfolio comprised of U.S. Treasuries, U.S. government sponsored agency obligation and high credit quality corporate debt securities which have an average credit rating of AA.  We do not anticipate exposure to significant market risk based upon our conservative investment policy.

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

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Business and Strategy

We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.*

We have incurred losses since our inception and expect to incur losses in the future. We incurred net losses of $5.2 million and $15.7 million during the three and nine months ended September 30, 2015, respectively, and net losses of $3.3 million and $9.8 million during the three and nine months ended September 30, 2014, respectively. As of September 30, 2015, we had an accumulated deficit of $83.9 million. We expect that our losses will continue for the foreseeable future as we will be required to invest significant additional funds toward expansion of our product development and manufacturing facilities, development of our next generation instrument platforms, including our low volume HTG EdgeSeq system (Project JANUS), development of our new HTG EdgeSeq assay panels, including our initial IVD assay, and the commercialization of our HTG Edge platforms and our proprietary consumables. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with expanding our staff to sell and support our products, and the increased administrative costs associated with being a public company. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, future product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

We will need to raise additional capital to fund our operations. If we are unsuccessful in attracting new capital, we may not be able to continue operations or may be forced to sell assets to do so. Alternatively, capital may not be available to us on favorable terms, or at all. If available, financing terms may lead to significant dilution to our stockholders’ equity.*

We are not profitable and have had negative cash flow from operations. To date, to fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings and revenue generated from the sale of our HTG Edge platform, including our HTG Edge and HTG EdgeSeq systems, the sale of our proprietary consumables, and related services. We currently anticipate that our cash and cash equivalents, together with funds that may be borrowed under our growth term loan, will be sufficient to enable us to fund our operations for at least the next 12 months, which we expect will enable us to complete our planned business objectives during that period.  We will likely need to obtain additional funds to finance our operations beyond that point. In addition, our estimates of the amount of cash necessary to fund our operations and development and commercialization activities may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Additional capital may not be available, at such times or in amounts as needed by us. Even if capital is available, it might be available only on unfavorable terms. Any additional equity or convertible debt financing into which we enter could be dilutive to our existing stockholders. Any future debt financing into which we enter may impose covenants upon us that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If access to sufficient capital is not available as and when needed, our business will be materially impaired and we may be required to cease operations, curtail one or more product development or commercialization programs, or we may be required to significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all our assets. Any of these factors could harm our operating results.

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

Moreover, growth will place significant strains on our management and our operational and financial systems and processes. For example, expanded market penetration of our HTG Edge and HTG EdgeSeq systems and related proprietary panels, and future development and approval of diagnostic products, are key elements of our growth strategy that will require us to hire and retain additional sales and marketing, regulatory, manufacturing and quality assurance personnel. If we do not successfully forecast the timing and cost of the development of new panels and diagnostic products, the regulatory clearance or approval for product marketing of any future diagnostic products or the demand and commercialization costs of such products, or manage our anticipated expenses accordingly, our operating results will be harmed.

In addition, we are in the process of expanding our laboratory, manufacturing and office spaces by building out and renovating our facilities in Tucson, Arizona.  As with any construction project, the buildout and renovation of facilities involves significant risks, including the risk of damage to property and persons.  The buildout and renovation of our facilities will require significant capital expenditure and, upon completion, will result in increased fixed costs.  In addition, we will need to transfer our laboratory and manufacturing operations, technology and know-how from one facility space to another.  If we are unable to transition these operations in a cost-efficient and timely manner, we may experience disruptions in our operations, which could negatively impact our business and financial results.  Disruptions or other adverse developments during the buildout and renovation of our facilities could materially adversely affect our business and results of operations.

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

A significant amount of our inventory consists of instruments held by prospective customers who are evaluating our products and may not be converted to revenue on the timeframe that we anticipate or at all.*

As of September 30, 2015, approximately $452,570 of our inventory consisted of HTG Edge or HTG EdgeSeq instruments held by customers who are evaluating and testing our products, including our HTG EdgeSeq products.  If a material number of these prospective customers do not adopt our products within the time periods that we estimate, or at all, then we will not be able to convert the inventory held by these customers into revenues.  If we are unable to sell this inventory to other customers or if it becomes obsolete as we introduce and expend the customer base for our dedicated HTG EdgeSeq system, which became available in the third quarter of 2015, may be required to write off a significant portion of this inventory.

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

The development of future products is dependent on new methods and/or technologies that we may not be successful in developing.*

We are planning to expand our product offerings in the fields of detecting RNA fusions and rearrangements and DNA or RNA mutations. We believe we have successfully demonstrated proof of concept that our technology is able to detect these fusions and mutations, but to date our work in this area has only been on a very small scale or may not have the specificity required for certain applications. We cannot guarantee that we will be able to successfully develop these applications on a commercial scale. If we are unsuccessful at developing additional applications involving RNA fusions or DNA or RNA mutations, we may be limited in the breadth of additional products we can offer in the future, which could impact our future revenues and profits.

If we do not obtain regulatory clearance or approval to market our products for diagnostic purposes, we will be limited to marketing our products for research use only. In addition, if regulatory limitations are placed on our diagnostic products our business and growth will be harmed.*

Currently we are limited to marketing our HTG Edge and HTG EdgeSeq systems and proprietary profiling panels for research use only, which means that we cannot make any diagnostic or clinical claims. We intend to seek regulatory clearances or approvals in the United States and other jurisdictions to market certain panels for diagnostic purposes; however, we may not be successful in doing so. The FDA regulates diagnostic kits sold and distributed through interstate commerce in the United States as medical devices. Unless an exemption applies, generally, before a new medical device may be sold or distributed in the United States, or may be marketed for a new use in the United States, the medical device must receive either FDA clearance of a 510(k) pre-market notification or pre-market approval. As a result, before we can market or distribute our profiling panels, including our mRNA and miRNA assays, in the United States as in vitro diagnostics, or IVD, kits for use by clinical testing laboratories, we must first obtain pre-market clearance or pre-market approval from the FDA. We have not yet applied for clearance or approval from the FDA for any of our solutions, and need to complete additional clinical validations before we submit an application, which can be a lengthy process.  We are working collaboratively with multiple biopharmaceutical companies to develop an expanded HTG EdgeSeq-based expression panel for DLBCL which will include their important drug linked gene targets.  We are also developing an HTG EdgeSeq panel to detect certain gene fusions in lung cancer.  With respect to the DLBCL panel, we plan to submit for regulatory clearances at some future time if and when our work with the biopharmaceutical companies has a positive outcome.  With respect to the gene fusion panel for lung cancer, we plan to submit for regulatory clearances in mid-2016 to market the product as an IVD in the United States and CE/IVD in Europe, although we cannot provide any assurances that we will meet that timeline.  Once we complete the requisite clinical validations and submit an application, we may not receive FDA clearance or approval for the commercial use of our tests on a timely basis, or at all.  If we are unable to obtain regulatory clearance or approval, or if clinical diagnostic laboratories do not accept our cleared or approved tests, our ability to grow our business could be compromised.

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

If our HTG Edge or HTG EdgeSeq systems and proprietary profiling panels fail to achieve and sustain sufficient market acceptance, we will not generate expected revenue, and our prospects may be harmed.*

We are currently focused on selling our HTG Edge and HTG EdgeSeq systems and profiling panels within the life sciences research market. We plan to develop panels for many different disease states including companion diagnostics to determine the proper course of medication for those diseases. We may experience reluctance, or refusal, on the part of physicians to order, and third-party payors to cover and provide adequate reimbursement for, our panels if the results of our research and clinical studies, and our sales and marketing activities relating to communication of these results, do not convey to physicians, third-party payors and patients that the HTG Edge and HTG EdgeSeq systems and related profiling panels provide equivalent or better diagnostic information than other available technologies and methodologies. We believe our panels represent a new methodology in diagnosing disease states, and we may have to overcome resistance among physicians to adopting it for the marketing of our products to be successful. Even if we are able to obtain regulatory approval from the FDA, the use of our panels may not become the standard diagnostic tool for those diseases on which we plan to focus our efforts. A portion of our strategy is to develop diagnostic tools in conjunction with biopharmaceutical companies to help assess the proper course of treatment for specific diseases. Even if we are successful in developing those diagnostic tools and receive regulatory approval, we still may not be successful in marketing those diagnostic tests. Furthermore, our biopharmaceutical partners may choose alternative diagnostic tests to market with their products instead of ours which could limit our diagnostic test sales and revenues.

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

We are dependent on third-party suppliers for our systems and some of the components and materials used in our products, and the loss of any of these suppliers could harm our business.*

We currently rely on two suppliers to supply certain components used in the processor and reader for our HTG Edge and HTG EdgeSeq systems. Our contracts with certain of these parties do not commit them to carry inventory or make available any particular quantities, and they may give other customers’ needs higher priority than ours and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. We also rely on third-party suppliers for various components we use to manufacture our consumable products. We periodically forecast our needs for such components and enter into standard purchase orders with them. If we were to lose such suppliers, we may not be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, or at all. If we should encounter delays or difficulties in securing the quality and quantity of materials we require for our products, our supply chain would be interrupted which would adversely affect our sales.  A loss of any of these suppliers could significantly delay the delivery of HTG Edge or HTG EdgeSeq systems, which in turn would materially affect our ability to generate revenue.  If any of these events occur, our business and operating results could be materially harmed.

We intend to manufacture our HTG Edge and HTG EdgeSeq systems internally beginning in the first quarter of 2016 and may encounter manufacturing failures that could impede or delay production of these systems.*

Pending the completion of the ongoing buildout and renovation of our facilities in Tucson, Arizona, we plan to manufacture our HTG Edge and HTG EdgeSeq systems internally.  We have limited experience with manufacturing these systems and our internal manufacturing operations may encounter difficulties involving, among other things, scale-up of manufacturing processes, production efficiency and output, regulatory compliance, quality control and quality assurance, and shortages of qualified personnel.  Any failure in our planned internal manufacturing operations could cause us to be unable to meet demand for these systems, delay the delivery of these systems to customers, and harm our business relationships and reputation.

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

If our Tucson facilities becomes unavailable or inoperable, the manufacturing of our consumables or process sales orders will be interrupted and our business could be materially harmed.*

We manufacture our consumable products, and plan to manufacture our HTG Edge and HTG EdgeSeq systems beginning in the first quarter of 2016, in our Tucson, Arizona facilities. In addition, our Tucson facilities are the center for order processing, receipt of critical components of our HTG Edge and HTG EdgeSeq instruments manufactured by third-party contract manufacturers and shipping products to customers. We do not have redundant facilities. Damage to our facilities and the equipment we use to perform research and development and manufacture our consumable products would be costly, and we would require substantial lead-time to repair or replace this facility and equipment. Tucson is situated in the desert, subject to flooding, power spikes and power outages. The facility may be harmed or rendered inoperable by natural or man-made disasters, including floods, earthquakes and power outages, which may render it difficult or impossible for us to produce our tests for some period of time. The inability to manufacture consumables or to ship products to customers for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

We expect to generate a portion of our revenue internationally and are subject to various risks relating to our international activities which could adversely affect our operating results.*

During the three and nine months ended September 30, 2015, approximately 24% and 11%, respectively, of our revenue was generated from sales to customers located outside of the United States, compared to 7% and 18% for the three and nine months ended September 30, 2014, respectively. We expect that a percentage of our future revenue will continue to come from international sources, and we expect to expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.*

As of September 30, 2015, we had Federal net operating loss carryforwards, or NOLs, to offset future taxable income of approximately $58.3 million, which will begin to expire in 2021 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three year period) is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We believe we may have already experienced an ownership change and may in the future experience one or more additional ownership changes, and as a result, our ability to use pre-ownership change NOLs and other pre-ownership change tax attributes to offset post-ownership change income may be limited. Such limitations may cause a portion of our NOL and credit carryforwards to expire. In addition, future changes in our stock ownership, including as a result of our initial public offering or future offerings, as well as other changes that may be outside of our control, could result in ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

If any members of our management team were to leave us or we are unable to recruit, train and retain key personnel, we may not achieve our goals.*

Our future success depends on our ability to recruit, train, retain and motivate key personnel, including our senior management, research and development, manufacturing and sales and marketing personnel. If we were to lose one or more of our key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies. Competition for qualified personnel is intense, and we may not be able to attract talent. Our growth depends, in part, on attracting, retaining and motivating highly-trained sales personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively identify and sell to potential new customers. In particular, the commercialization of our HTG Edge and HTG EdgeSeq systems and related panels requires us to continue to establish and maintain a sales and support team to optimize the market for research tools, then to fully optimize a broad array of diagnostic market opportunities if we receive approval for any future diagnostic products. We do not maintain fixed term employment contracts or key man life insurance with any of our employees. Because of the complex and technical nature of our products and the dynamic market in which we compete, any failure to retain our management team or to attract, train, retain and motivate other qualified personnel could materially harm our operating results and growth prospects.

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

Cyber security risks and the failure to maintain the confidentiality, integrity, and availability of our computer hardware, software, and internet applications and related tools and functions could result in damage to our reputation and/or subject us to costs, fines or lawsuits.*

Our business requires manipulating, analyzing and storing large amounts of data.  In addition, we rely on an enterprise software system to operate and manage our business.  We also maintain personally identifiable information about our employees.  Our business therefore depends on the continuous, effective, reliable and secure operation of our computer hardware, software, networks, Internet servers and related infrastructure.  To the extent that our hardware and software malfunction or access to our data by internal personnel is interrupted, our business could suffer.  The integrity and protection of our employee and company data is critical to our business and employees have a high expectation that we will adequately protect their personal information.  The regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve.  Maintaining compliance with applicable security and privacy regulations may increase our operating costs.  Although our computer and communications software is protected through physical and software safeguards, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, software viruses and similar events.  These events could lead to the unauthorized access, disclosure and use of non-public information.  The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world.  As a result, we may not be able to address these techniques proactively or implement adequate preventative measures.  If our computer systems are compromised, we could be subject to fines, damages, litigation and enforcement actions, and we could lose trade secrets, the occurrence of which could harm our business.  In addition, any sustained disruption in internet access provided by other companies could harm our business.

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

Risks Related to Intellectual Property

If we are unable to protect our intellectual property effectively, our business would be harmed.*

We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage.  Our U.S. and foreign patent and patent application portfolio relates to our nuclease-protection-based technologies as well as to lung cancer and melanoma and diffuse large B-cell lymphoma biomarker panels discovered using our nuclease-protection-based technology. We have exclusive or non-exclusive licenses to multiple U.S. and foreign patents and patent applications covering technologies which we intend to utilize in developing diagnostic tests for use on our HTG Edge and HTG EdgeSeq systems. Those patents and patent applications cover technologies related to the diagnosis of breast cancer and melanoma.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.*

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned a majority of our capital stock at November 6, 2015. Accordingly, our executive officers, directors and principal stockholders acting together will be able to determine the composition of the board of directors, and may be able to approve all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

Pending their use, the net proceeds from our IPO are being held in cash and cash equivalents or used to purchase low risk available-for-sale securities, of which $28.7 million were short-term available-for-sale securities, at fair value, and $7.8 million was long-term available-for-sale securities, at fair value, at September 30, 2015.  As of September 30, 2015, we have expended approximately $8.4 million of the proceeds from our IPO on the following:  (1) approximately $5.4 million for sales and marketing and general and administrative expenses; (2) approximately $1.4 million for research and development expansion efforts, including expansion of our research and development team and development of new applications and profiling panels; (2) approximately $0.3 million for the payment of interest on our growth term loan; and (4) approximately $1.3 million to purchase inventory and to fund working capital and other general corporate purposes.

There has been no material change in the expected use of net proceeds from our IPO as described in our final prospectus filed with the SEC.

Item 5. Other Information.

None

Item 6. Exhibits.

A list of the exhibits filed as part of this Quarterly Report on Form 10-Q is set forth on the Exhibit Index, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HTG Molecular Diagnostics, Inc.

Date: November 12, 2015	By:	/s/ Timothy Johnson
Timothy Johnson
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2015	By:	/s/ Shaun D. McMeans
Shaun D. McMeans
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

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

10.1*	First Amendment to Lease Agreement (Suite 100 – Administration), dated August 4, 2015, by and between Pegasus Properties, L.P. and the Registrant.

10.2*	First Amendment to Lease Agreement (Suite 300 – Laboratory), dated August 4, 2015, by and between Pegasus Properties, L.P. and the Registrant.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

We have requested confidential treatment for certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.