Form 10-Q
period 2016-03-31
HTG MOLECULAR DIAGNOSTICS, INC
filed 2016-05-12
CIK 1169987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 6, 2016, the registrant had 7,008,983 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

HTG Molecular Diagnostics, Inc.

Condensed Balance Sheets

	March 31,	December 31,
	2016	2015
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$4,922,696	$3,293,983
Short-term investments available-for-sale, at fair value	25,231,370	28,201,507
Accounts receivable, net	574,566	716,246
Inventory, net of allowance of $302,556 at March 31, 2016 and $284,319 at December 31, 2015	2,365,962	2,201,301
Prepaid insurance	61,008	234,777
Prepaid expenses and other	264,671	210,440
Total current assets	33,420,273	34,858,254

Long-term investments available-for-sale, at fair value	2,620,676	2,603,901
Property and equipment, net	3,712,294	1,932,213
Total assets	$39,753,243	$39,394,368

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,231,788	$724,805
Accrued liabilities	1,250,849	1,915,268
Deferred revenue	25,448	47,476
NuvoGen obligation	743,750	543,750
Term loan	5,993,009	3,059,068
Other current liabilities	234,044	29,243
Total current liabilities	10,478,888	6,319,610
Term loan payable - non-current, net of discount and debt issuance costs	9,784,163	7,737,586
NuvoGen obligation - non-current, net of discount	8,267,204	8,415,122
Other	659,245	28,652
Total liabilities	29,189,500	22,500,970
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2016 and December 31, 2015, 7,006,317 and 7,004,921 shares issued and outstanding, respectively, at March 31, 2016, 6,845,638 and 6,844,242 shares issued and outstanding, respectively, at December 31, 2015	7,005	6,844
Additional paid-in-capital	107,226,662	106,569,405
Treasury stock – 1,396 shares, at cost	(75,000)	(75,000)
Accumulated other comprehensive loss	(2,006)	(41,357)
Accumulated deficit	(96,592,918)	(89,566,494)
Total stockholders’ equity	10,563,743	16,893,398
Total liabilities and stockholders' equity	$39,753,243	$39,394,368

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Product	$600,190	$727,438
Service	265,042	62,292
Other	—	234,585
Total revenue	865,232	1,024,315
Cost of revenue	843,470	894,627
Gross margin	21,762	129,688

Operating expenses:
Selling, general and administrative	4,693,708	3,439,269
Research and development	1,994,101	688,214
Total operating expenses	6,687,809	4,127,483
Operating loss	(6,666,047)	(3,997,795)

Other income (expense):
Gain from change in stock warrant valuation	—	388,960
Interest expense	(392,457)	(479,375)
Interest income	35,479	76
Total other income (expense)	(356,978)	(90,339)
Net loss before income taxes	(7,023,025)	(4,088,134)
Income taxes	3,399	—
Net loss	(7,026,424)	(4,088,134)
Accretion of stock issuance costs	—	(24,077)
Accretion of Series E warrant discount	—	(87,470)
Accretion of Series D and E redeemable convertible preferred stock dividends	—	(798,582)
Net loss attributable to common stockholders	$(7,026,424)	$(4,998,263)
Net loss per share attributable to common stockholders, basic and diluted	$(1.02)	$(14.99)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	6,885,522	333,408

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(7,026,424)	$(4,088,134)
Other comprehensive income, net of tax effect:
Unrealized gain on short and long-term investments	39,351	—
Comprehensive loss	(6,987,073)	(4,088,134)
Less: Accretion of stock issuance costs	—	(24,077)
Less: Accretion of Series E warrant discount	—	(87,470)
Less: Accretion of Series D and E redeemable convertible preferred stock dividends	—	(798,582)
Comprehensive loss attributable to common stockholders	$(6,987,073)	$(4,998,263)

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Statement of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance at January 1, 2016	6,844,242	$6,844	$106,569,405	$(75,000)	$(41,357)	$(89,566,494)	$16,893,398
Stock issued for payment of 2015 annual bonus	133,179	133	364,777	—	—	—	364,910
Stock-based compensation expense	27,500	28	170,020	—	—	—	170,048
Growth Term Loan B warrant discount	—	—	122,460	—	—	—	122,460
Net loss	—	—	—	—	—	(7,026,424)	(7,026,424)
Other comprehensive income	—	—	—	—	39,351	—	39,351
Balance at March 31, 2016	7,004,921	$7,005	$107,226,662	$(75,000)	$(2,006)	$(96,592,918)	$10,563,743

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(7,026,424)	$(4,088,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	357,023	151,493
Accretion of discount on NuvoGen obligation	52,082	126,566
Bad debt expense, net of recoveries	—	(16,146)
Provision for excess inventory	30,542	21,926
Amortization of deferred financing costs	7,431	3,508
Amortization of discount on term loan	51,908	36,520
Amortization of final payment premium on term loan	43,640	24,237
Amortization of discount on convertible notes	—	32,006
Stock-based compensation expense	170,048	76,548
Change in redeemable convertible preferred stock warrant liability	—	(388,960)
Amortization of convertible note financing costs	—	15,107
Accretion of incentive from landlord	(23,666)
Accrued interest on available-for-sale securities investments	(7,288)	—
Loss on disposal of assets	—	49,341
Changes in operating assets and liabilities:
Accounts receivable	141,680	(35,014)
Inventory	(195,203)	(431,598)
Prepaid expenses and other	119,538	(10,114)
Accounts payable	714,361	(69,456)
Accrued liabilities	(537,061)	96,544
Deferred revenue	(22,028)	(9,233)
Net cash used in operating activities	(6,123,417)	(4,414,859)
Investing activities
Purchase of property and equipment	(220,570)	(343,703)
Sales, redemptions and maturities of available-for-sale securities	3,000,000	—
Net cash provided by (used in) investing activities	2,779,430	(343,703)
Financing activities
Proceeds from exercise of stock options	—	4,972
Proceeds from exercise of E warrants	—	7,196
Deferred offering costs	—	(219,908)
Deferred convertible note financing costs	—	(75,535)
Payments on capital leases	(27,300)	(7,311)
Proceeds from term loan	5,000,000	—
Proceeds from issuance of convertible note warrants	—	3,000,000
Net cash provided by financing activities	4,972,700	2,709,414
Increase (decrease) in cash and cash equivalents	1,628,713	(2,049,148)
Cash and cash equivalents at beginning of period	3,293,983	3,613,392
Cash and cash equivalents at end of period	$4,922,696	$1,564,244
Noncash investing and financing activities
Accretion of preferred stock issuance costs	$—	$24,077
Exercise of Series E warrants	—	(4,116)
Accretion of Series E warrant discount	—	87,470
Accretion of Series D and Series E redeemable convertible preferred stock dividends	—	798,582
Accrual of deferred offering and finance costs	—	96,598
Allocation of Series E warrant convertible notes debt discount	—	741,828
Allocation of term loan B warrant discount	122,460	—
Fixed asset purchases payable and accrued for payment at period end	1,030,174	—
Stock issued for payment of 2015 annual bonus	(364,910)	—
Purchase of property and equipment under capital lease	176,360	—
Incentive from landlord	710,000
Supplemental cash flow information
Cash paid for interest	$237,397	$233,750

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

The Company operates in one segment and its customers are primarily located in the United States. For the three months ended March 31, 2016 and 2015, approximately 11% and 4%, respectively, of the company’s revenue was generated from sales to customers located outside of the United States.

Note 2. Basis of Presentation

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect the accounts of the Company as of March 31, 2016.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The accompanying interim unaudited, condensed financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and the results of its operations and cash flows, as of and for the periods presented.  The unaudited condensed balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for annual financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2016.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Going Concern

The Company has implemented the criteria of ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, as of the first quarter 2016. In accordance with this guidance, management has assessed the Company’s ability to continue as a going concern within one year of the issuance date of this Form 10-Q with the SEC in May 2016. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has had recurring operating losses and negative cash flows from operations since its inception and has an accumulated deficit of approximately $96.6 million, which, without additional financing in the interim, raise substantial doubt about the Company’s ability to continue as a going concern. As of March 31, 2016, the Company had available cash, cash equivalents and investments in short and long term available-for-sale securities of approximately $32.8 million. In order to continue as a going concern, the Company believes that it will need to raise additional equity or debt capital in the future until its revenue reaches a level sufficient to provide for self-sustaining cash flows. There can be no assurance that additional equity or debt financing will be available on acceptable terms, or at all, or that the Company’s revenue will reach a level sufficient to provide for self-sustaining cash flows. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

Change in Accounting Principle

The Company has adopted ASU No. 2015-03, Interest – Imputation of Interest:  Simplifying the presentation of Debt Issuance Costs, for the first quarter ended March 31, 2016. The standard requires entities to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset, and to report amortization as interest expense. The requirements were to be applied on a retrospective basis. As such, growth term loan deferred financing fees previously recorded by the Company as assets have been reflected net of growth term loan liability for both of the periods reflected in the condensed balance sheets. This required a retrospective adjustment of $52,377 of deferred financing fees within the December 31, 2015 condensed balance sheet from deferred financing and offering costs asset to term loan payable – non-current, net of discount and debt issuance costs when compared to the balance sheet reported within the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2016.

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

The Company had product revenue consisting of revenue from the sale of instruments and consumables for the three months ended March 31, 2016 and 2015 as follows:

	Three Months Ended March 31,
	2016	2015
Instruments	$79,181	$203,533
Consumables	521,009	523,905
Total product sales	$600,190	$727,438

The top three customers accounted for 32%, 22% and 9% of the Company’s revenue for the three months ended March 31, 2016, compared with 25%, 23% and 21% for the three months ended March 31, 2015. The Company derived 0% and 23% of total revenue from grants and contracts primarily from one granting agency, during the three month periods ended March 31, 2016 and 2015, respectively. The largest two customers accounted for approximately 33% and 17% of the Company’s net accounts receivable as of March 31, 2016, compared with approximately 32% and 25% as of December 31, 2015.

The Company currently relies on a single supplier to supply a subcomponent used in the HTG Edge and HTG EdgeSeq processors. A loss of this supplier could significantly delay the delivery of HTG Edge and HTG EdgeSeq systems, which in turn would materially affect the Company’s ability to generate revenue.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory. The standard requires inventory within the scope of the ASU to be measured using the lower of cost and net realizable value. The changes apply to all types of inventory, except those measured using LIFO or retail inventory method, and are intended to more clearly articulate the requirements for the measurement and disclosure of inventory and to simplify the accounting for inventory by eliminating the notions of replacement cost and net realizable value less a normal profit margin. The standard will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. The Company does not believe the adoption of this standard will have a significant impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods for those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the effect the guidance will have on its financial statements.

In March 2016, the FASB issued ASU No. 2016-18, Revenue Recognition: Clarifying the new Revenue Standard’s Principal-Versus-Agent Guidance (“ASU 2016-08”). The standard amends the principal-versus-agent implementation guidance and illustrations in the FASB’s new revenue standard ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. As defined in the ASU, a specified good or service is “a distinct good or service (or a distinct bundle of goods or services) to be provided to the customer”. Therefore, for contracts involving more than one specified good or service, the Company may be the principal in one or more specified goods or services and the agent for others. The new standard will be effective for public entities for annual periods beginning after December 15, 2017, and interim periods therein. In addition, entities are required to adopt ASU 2016-08 by using the same transition method they used to adopt the new revenue standard. The Company is currently evaluating the effect the guidance will have on its financial statements.

In April 2016, FASB issued ASU No. 2016-09, Share-Based Payment: Simplifying the Accounting for Share-Based Payments. The new guidance addresses several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The Company does not believe the adoption of this standard will have a significant impact on its financial statements.

Note 3. Inventory

For the three months ended March 31, 2016 and 2015, the Company recorded increases in the inventory reserve of $18,237 and $21,926, respectively, to adjust for estimated shrinkage and obsolescence. For the three months ended March 31, 2016 and 2015, $30,542 and $21,926 have been included in cost of revenue, respectively.

HTG Edge or HTG EdgeSeq instruments at customer locations under evaluation agreements are included in finished goods inventory. Equipment that is under evaluation for purchase remains in inventory as the Company maintains title to the equipment throughout the evaluation period. The period of time customers use to evaluate the Company’s equipment generally ranges from 90 to 180 days, and in certain circumstances the evaluation period may be extended beyond 180 days. HTG Edge or HTG EdgeSeq instruments at customer locations under evaluation agreements are included in finished goods inventory. Equipment that is under evaluation for purchase remains in inventory as the Company maintains title to the equipment throughout the evaluation period. If the customer has not completed the purchase of the instrument by the end of the initial evaluation period, the Company will determine whether to extend the evaluation period or have the equipment returned to the Company. However, in no case will the evaluation period exceed one year. If the customer has not purchased the equipment or entered into a reagent agreement with the Company after evaluating for one year and the customer is allowed to continue use of the equipment, the cost of the equipment is written off to cost of revenue.

Inventory, net of allowance, consisted of the following as of the date indicated:

	March 31,	December 31,
	2016	2015
Raw materials	$1,451,079	$1,198,605
Work in process	2,160	—
Finished goods	912,723	1,002,696
	$2,365,962	$2,201,301

Note 4. Fair Value Instruments

The carrying value of financial instruments classified as current assets and current liabilities approximate fair value due to their liquidity and short-term nature. Investments that are classified as available-for-sale are recorded at fair value, which was determined using quoted market prices, broker dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The Company’s portfolio of available-for-sale securities comprises U.S. Treasuries, U.S. government sponsored agency obligations and high credit quality corporate debt securities classified as available-for-sale securities.

Financial assets and liabilities measured at fair value are classified in their entirety into the fair value hierarchy, based on the lowest level input significant to the fair value measurement. The following table classifies the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015, respectively into the fair value hierarchy:

	Balance at March 31, 2016
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$4,922,696	$—	$—	$4,922,696
Investments available-for-sale at fair value
U.S. government obligations	$3,304,461	$—	$—	$3,304,461
U.S. government agency obligations	$—	$14,601,971	$—	$14,601,971
Corporate debt securities	$—	$9,945,614	$—	$9,945,614

	Balance at December 31, 2015
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$3,290,490	$—	$—	$3,290,490
Investments available-for-sale at fair value
U.S. government obligations	$3,298,014	$—	$—	$3,298,014
U.S. government agency obligations	$—	$14,589,378	$—	$14,589,378
Corporate debt securities	$—	$12,918,016	$—	$12,918,016

There are no other financial instruments subject to fair value measurement on a recurring basis. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2016 and 2015.

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

Fair values of these assets and liabilities are based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not adjust any of the valuations received from these third parties with respect to any of its level 1 securities for either of the periods ended March 31, 2016 or December 31, 2015.

Note 5. Available for Sale Securities

The following is a summary of the Company’s available-for-sale securities at March 31, 2016 and December 31, 2015:

	March 31, 2016
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)

US Treasury securities and obligations of US government agencies	$17,906,057	$1,593	$(1,218)	$17,906,432
Corporate securities	9,947,995	125	(2,506)	9,945,614
Total available-for-sale securities	$27,854,052	$1,718	$(3,724)	$27,852,046

	December 31, 2015
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)

US Treasury securities and obligations of US government agencies	$17,914,136	$–	$(26,744)	$17,887,392
Corporate securities	12,932,629	397	(15,010)	12,918,016
Total available-for-sale securities	$30,846,765	$397	$(41,754)	$30,805,408

The net adjustment to unrealized holding gains (losses) on available-for-sale securities in other comprehensive income totaled $39,351 and $0 for the three months ended March 31, 2016 and 2015, respectively.

Contractual maturities of debt investment securities at March 31, 2016 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Under
	1 Year	1 to 2 Years	Total
US Treasury securities and obligations of US government agencies	$16,604,507	$1,301,925	$17,906,432
Corporate securities	8,626,863	1,318,751	9,945,614
Total available-for-sale securities	$25,231,370	$2,620,676	$27,852,046

The following tables shows the gross unrealized losses and fair values of the Company’s investments that have unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2016:

	Under 1 Year		1 to 2 Years		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
US Treasury securities and obligations of US government agencies	$8,487,853	$(1,218)	$-	$-	$8,487,853	$(1,218)
Corporate securities	4,624,329	(2,506)			4,624,329	(2,506)
Total available-for-sale securities with unrealized losses	$13,112,182	$(3,724)	$-	$-	$13,112,182	$(3,724)

For debt securities, management determines whether it intends to sell or if it is more likely than not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. The Company conducts a regular assessment of its debt securities with unrealized losses to determine whether securities have other-than-temporary impairment considering, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, market conditions and whether the Company intends to sell or it is more likely than not the Company will be required to sell the debt securities. The Company did not have any other-than-temporary impairment in its corporate debt securities for the period ended March 31, 2016.

Note 6. Property and Equipment

Property and equipment, net, consists of the following:

	March 31,	December 31,
	2016	2015
Office equipment	$445,926	$257,296
Leasehold improvements	1,253,048	224,061
Laboratory and manufacturing equipment	3,299,626	2,442,191
Field equipment	180,355	180,355
Software	140,248	140,248
Construction in progress	237,553	175,501
	5,556,756	3,419,652
Less: accumulated depreciation and amortization	(1,844,462)	(1,487,439)
	$3,712,294	$1,932,213

Depreciation and leasehold improvement amortization expense was $357,023 and $151,493 for the three months ended March 31, 2016 and 2015, respectively.

At March 31, 2016, the total cost and accumulated amortization of assets under lease commitments were $322,573 and $115,520, respectively, while cost and accumulated depreciation at December 31, 2015 were $146,213 and $88,220, respectively. Leased asset amortization has been included in depreciation and amortization expense within the condensed statements of operations for the three months ended March 31, 2016 and 2015.

During the quarter ended March 31, 2016, the Company capitalized landlord funded lease incentives as leasehold improvements to be amortized over the shorter of the useful life or the remaining life of the real estate lease (Note 12).

Note 7. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2016	2015
Employee compensation and benefits	$371,843	$1,240,314
Employee compensation for future absences	141,655	154,107
Interest	77,917	77,917
Professional fees	135,739	140,385
Accrued construction costs	237,552	—
Other accrued liabilities	286,143	302,545
	$1,250,849	$1,915,268

Employee compensation and benefits liability decreased as a result of the payment of the fiscal year 2015 annual performance-based bonuses during the first quarter 2016. Non-officer bonuses were paid out in cash while officer bonuses were paid in the form of fully vested shares of common stock granted under the 2014 Plan (Note 11).

Note 8. Debt Obligations

Growth Term Loan

In August 2014, the Company entered into a Loan and Security Agreement (the “Growth Term Loan”) with a syndicate of two lending institutions. The first tranche of the Growth Term Loan (“Growth Term Loan A”) of $11.0 million was funded at the August 2014 closing. A second tranche of $5.0 million (“Growth Term Loan B”) was initially available to be drawn until July 4, 2015. In August 2015, the Company and its lenders amended the Growth Term Loan to extend the availability of Growth Term Loan B until March 31, 2016. The Company borrowed the remaining $5.0 million availability under Growth Term Loan B in March 2016. The amendment also extended the monthly interest-only payment period until April 1, 2016. Following the interest-only payment period, equal monthly payments of principal and interest amortized over the remaining term of the loan will be due for all funds drawn under Growth Term Loan A and B. Growth Term Loan A and B bear interest at the fixed rates of 8.5% and 8.75%, respectively and mature in September 2018. Should a prepayment be made, Company will be obligated to pay a prepayment fee equal to (i) 3% of the principal amount prepaid if the growth term loan is prepaid on or before the first anniversary of the August 2015 amendment, (ii) 2% of the principal amount repaid if the growth term loan is prepaid after the first anniversary but on or prior to the second anniversary of the August 2015 amendment and (iii) 1% of the principal amount repaid if the growth term loan is repaid after the second anniversary of the August 2015 amendment and prior to maturity. The amendment also increased the final payment percentage to 4.75%. The Growth Term Loan requires the Company to maintain compliance with specific reporting covenants and does not require financial covenants. The Growth Term Loan is secured by a lien covering substantially all of the Company’s assets, excluding patents, trademarks and other intellectual property rights (except for rights to payment related to the sale, licensing or disposition of such intellectual property rights) and certain other specified property.

The Company received the Growth Term Loan A proceeds net of a $0.3 million original issue discount. The Company also recorded a discount for the issuance of warrants with Growth Term Loan A. The original issuance discount and warrant discount are being amortized, using the effective interest method, over the term of the Growth Term Loan A. Amortization expense was $51,908 and $45,397 for the three months ended March 31, 2016 and 2015, respectively, and is included in interest expense in the accompanying condensed statements of operations. In addition, the Company has recorded approximately $44,947 and $52,377 of deferred financing costs net of the related debt in the accompanying condensed balance sheets as of March 31, 2016 and December 31, 2015, respectively, in accordance with ASC 2015-03, which was adopted on January 1, 2016. Deferred financing cost amortization expense was $7,431 and $3,508 for the three months ended March 31, 2016 and 2015, respectively, and is included in interest expense in the accompanying condensed statements of operations.

The final fee premium relating to Growth Term Loan B of $237,500 will be amortized to interest expense, using the effective interest method, over the remaining Term of Growth Term Loan B beginning in April 2016. The Company issued 45,307 common stock warrants at $2.759 per share and 5,317 common stock warrants at $23.51 per share in accordance with the Growth Term Loan B agreement. The fair value of the discount of $122,460, was calculated using the Black-Scholes option pricing model at March 31, 2016 using the following key inputs:

For the three months ended
March 31, 2016
Stock price	$2.92
Terms (years)	10
Volatility	90.15%
Risk-free rate	1.20%
Dividend yield	0%

The Company analyzed these outstanding Growth Term Loan B warrants to determine whether they meet the definition of a derivative and, if so, whether they also meet the scope exception that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments. Determining whether an instrument (or embedded feature) is indexed to an entity's own stock apply to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by ASC 815 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The Company has concluded that these warrants should be equity-classified since they contain no provisions which would require the Company to account for the warrants as a derivative liability. The warrant discount is being amortized to interest expense, using the effective interest method, over the term of Growth Term Loan B beginning in April 2016.

The principal repayments due under the term loan as of March 31, 2016, are as follows:

2016	$4,446,396
2017	6,389,782
2018	5,163,822
Total Growth Term Loan payments	16,000,000
Less discount and deferred financing costs	(481,374)
Plus final fee premium	258,546
Total Growth Term Loan, net	$15,777,172

Convertible Notes

On December 30, 2014, the Company entered into two, separate subordinated convertible promissory note agreements (“the Note Agreements”). The Note Agreements provided that upon a qualified equity financing, pursuant to which the Company raised either through a qualified initial public offering (“IPO”) of common stock or through a qualifying private placement of convertible preferred stock, gross offering proceeds of at least $20,000,000 from the sale of shares to new investors, the outstanding principal amount and all accrued but unpaid interest under convertible notes issued pursuant to the Note Agreements would automatically convert into shares of common stock or preferred stock, whichever was sold in the offering. The number of shares into which the convertible notes were convertible was equal to the outstanding principal and accrued interest divided by the price per share paid by investors purchasing such newly issued equity securities.

Draws under the first Note Agreement in February, March and April 2015 totaled $4.5 million. There were no draws under the second Note Agreement prior to the Company’s IPO in May 2015. Amortization of the Note Agreement discount and deferred financing fees associated with the Note Agreements was $0 and $32,006 for the three months ended March 31, 2016 and 2015, respectively, and was included in interest expense in the accompanying condensed statements of operations. The remaining unamortized discount and deferred financing fees were written off with the conversion of the convertible notes and accrued interest into 324,591 shares of common stock at a conversion price of $14.00 per share at the IPO.

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

The Company recorded the obligation at the estimated present value of the future payments using a discount rate of 2.5%, the Company’s estimate of its effective borrowing rate for similar obligations. Unamortized debt discount was $231,539 and $283,621 at March 31, 2016 and December 31, 2015, respectively. Discount accreted during the three months ended March 31, 2016 and 2015 was $52,082 and $125,566, respectively.

Pursuant to the closing of the Growth Term Loan in August 2014 (Note 8), the Company agreed to accelerate certain minimum payments pursuant to the asset purchase agreement and NuvoGen agreed to terminate its security interest in the originally pledged patents and trademarks. Remaining minimum payments that were otherwise due for 2014, 2015 and the first quarter of 2016, amounting to $868,750 were paid in advance. No further payment is due under the asset purchase agreement until the second quarter of 2016. The acceleration of payments did not significantly change the minimum cash flows and therefore had no significant accounting effect.

The remaining payments due to NuvoGen at March 31, 2016, are, minimally, as follows, although actual payments could be significantly more than provided in the table in the out years to the extent that 6% of revenue exceeds $400,000:

2016	$543,750
2017	800,000
2018	400,000
2019	400,000
2020	400,000
2021 and beyond	6,698,743
Total NuvoGen obligation payments	9,242,493
Less discount	(231,539)
Total NuvoGen obligation, net	$9,010,954

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

Following the Company’s selection of the testing field for each IVD test kit, the Company and Illumina have agreed to negotiate a development plan for the development and regulatory approval of the applicable IVD test kit. Illumina has agreed to provide development and regulatory support as part of the plan. Upon mutual agreement of the first development plan in the fourth quarter of 2015, the Company paid Illumina a $100,000 fee. The Company is also required to pay Illumina up to $1.0 million in the aggregate upon achievement of specified regulatory milestones relating to the IVD test kits, though no additional milestones have been reached through March 31, 2016. In addition, the Company has agreed to pay Illumina a single digit percentage royalty on net sales of any IVD test kits that the Company commercializes pursuant to the agreement. Ongoing research and development costs for these programs have been expensed as incurred.

The agreement will expire on the earlier of October 2019 or the date which the last to expire development plan under the agreement is completed. The Company may terminate the agreement at any time upon 90 days’ written notice and may terminate any development plan under the agreement upon 30 days’ prior written notice. Illumina may terminate the agreement upon 30 days’ prior written notice if the Company undergoes certain changes of control or immediately if the Company fails to select a testing field for an IVD test kit within 24 months following the date of the agreement. Either party may terminate the agreement upon the other party’s material breach of the agreement that remains uncured for 30 days, or upon the other party’s bankruptcy

Invetech PTY Ltd. Agreement

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

The agreement requires the execution of a development plan for each stage of the project. Upon full execution and delivery of each development plan, the Company will pay Invetech development fee installments for that development plan. Stage 0 was completed during the second half of 2015 and Stage 1.1 was initiated during the first quarter 2016, resulting in $704,300 of research and development expense. This amount is included in the condensed statements of operations for the three months ended March 31, 2016.

The agreement will remain in effect through completion of all tasks and our acceptance of all deliverables under each development plan unless terminated earlier as provided for in the agreement.

Life Technologies Corporation Agreement

In March 2016, the Company entered into an Authorization, Supply and Regulatory Authorization Agreement with Life Technologies Corporation (“LTC”), a wholly owned subsidiary of Thermo Fisher Scientific, Inc., for the development and worldwide commercialization by the Company of up to five RNA-based next generation sequencing panels (“HTG Assays”) for use with LTC’s sequencing instruments and components supplied to end-users by LTC.

Pursuant to the agreement, the Company has agreed to obtain its requirements for certain components to be used in the development of HTG Assays from LTC. As such, in March 2016, the Company purchased approximately $250,000 of LTC products and equipment. LTC has agreed to provide support in the Company’s efforts to obtain regulatory approval of the HTG Assays.  The Company is required to pay LTC a milestone payment in the mid-six figure dollar range upon certain regulatory achievements for each HTG Assay. In addition, the Company has agreed to pay LTC a single digit percentage royalty on net sales of any HTG Assays that the Company commercializes pursuant to the agreement.

Absent early termination, the initial term of the agreement will expire in March 2021 and thereafter will automatically renew for additional two year terms for as long as the Company continues to develop or sell HTG Assays. Either party may terminate the agreement by written notice delivered to the other party at least 60 days prior to the expiration of any then-current term. Either party may terminate the agreement (a) upon the other party’s material breach that remains uncured for 30 days, (b) upon the other party’s bankruptcy or (c) upon written notice in the event the party providing notice reasonably determines that continued performance under the agreement would violate any regulatory law, or any other applicable law or regulation or U.S. Food and Drug Administration (“FDA”) guidance.

Note 10. Net Loss Per Share

Net loss per share attributable to common stockholders is computed by dividing the net loss allocable to common stockholders by the weighted-average number of shares of common stock or common stock equivalents outstanding. Outstanding stock options, warrants and convertible preferred stock have not been included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive. Accordingly, the numerator and the denominator used in computing both basic and diluted net loss per share for each period are the same. The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for the periods presented:

	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss	$(7,026,424)	$(4,088,134)
Accretion of stock issuance costs	—	(24,077)
Accretion of discount on Series E warrants	—	(87,470)
Series E and D, Convertible Preferred Stock dividends	—	(798,582)
Net loss attributable to common stockholders	$(7,026,424)	$(4,998,263)
Denominator:
Weighted-average common shares outstanding-basic and diluted	6,885,522	333,408
Net loss per share attributable to common stockholders, basic and diluted	$(1.02)	$(14.99)

The following outstanding options, warrants and convertible preferred stock were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2016	2015
Options to purchase common stock	1,045,060	593,663
Convertible Preferred Stock (as converted)	—	2,127,463
Convertible Preferred Stock warrants (as converted)	—	136,908
Common stock warrant	219,723	931

Note 11. Stockholders’ Equity

Common Stock

The Company amended its certificate of incorporation on May 11, 2015, to decrease the number of authorized shares from 600,000,000 to 200,000,000 shares. The 200,000,000 authorized shares of common stock have a par value of $0.001 per share. As of March 31, 2016, 7,006,317 shares were issued. As of December 31, 2015, 6,845,638 shares were issued.

Each share of common stock is entitled to one vote. All shares of common stock rank equally as to voting and all other matters that the holders are entitled to vote on. The shares of common stock have no preemptive or conversion rights, no redemption or sinking fund provisions, no liability for further call or assessment, and are not entitled to cumulative voting rights.

Preferred Stock

Pursuant to the Company’s certificate of incorporation the Company has been authorized to issue 10,000,000 shares of preferred stock, each having a par value of $0.001. The preferred stock may be issued from time to time in one or more series with the authorization of the Company’s Board of Directors. The Board of Directors have the ability to determine voting power for each series issued, as well as designation, preferences, and relative, participating, optional or other rights and such qualifications, limitations or restrictions thereof. No shares of preferred stock have been issued to date.

Stock-based Compensation

On May 11, 2015, 940,112 shares were reserved for issuance under the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), including 14,006 shares from the 2011 Plan. On March 24, 2016, 273,769 additional shares were registered and reserved for issuance under the Company’s 2014 Equity Incentive Plan. As of March 31, 2016, there were 588,507 shares available for issuance under the 2014 Plan.

As of March 31, 2016, options to purchase 1,045,060 shares of common stock were outstanding, including 477,472 options that were fully vested. As of March 31, 2016, there was total unrecognized compensation expense of $1,103,971 related to unvested stock options, which the Company expects to recognize over a weighted-average period of approximately 2.97 years.

A summary of the Plans’ stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2015	736,645	$4.18	7.5	$947,794
Granted	312,700	2.88
Forfeited	(4,285)	5.38
Balance at March 31, 2016	1,045,060	3.64	8.0	$457,858
Vested and expected to vest at March 31, 2016	938,460	3.64	7.8	$424,453
Exercisable at March 31, 2016	477,472	3.51	6.5	$240,992

The Company issued 27,500 restricted stock units (“RSUs”) in the year ended December 31, 2015 at a weighted average grant date fair value of $5.45. The RSUs vested 100% on March 31, 2016. Compensation expense of $62,652 was recognized relating to the RSUs for the three months ended March 31, 2016. There is no unrecognized compensation expense related to RSUs.

The stock-based compensation expense recorded in the condensed statements of operations for the periods ended March 31, 2016 and 2015 were $170,048 and $76,548, respectively.

2014 Employee Stock Purchase Plan

In April 2015, the company’s stockholders approved the 2014 Employee Stock Purchase Plan (“ESPP”), which became effective in May 2015. Initially, the ESPP authorized the issuance of up to 110,820 shares of common stock pursuant to the purchase rights granted to the Company’s employees or to employees of the Company’s designated affiliates. The number of shares of common stock reserved for issuance automatically increased in accordance with the plan by 68,442 on January 1, 2016. The ESPP enables participants to contribute up to 15% of such participant’s eligible compensation during a defined period (not to exceed 27 months) to purchase common stock of the Company. The purchase price of common stock under the ESPP will be the lesser of:  (i) 85% of the fair market value of the Company’s common stock on the first date of an offering or (2) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. No shares of stock have been purchased under the plan since its initiation in January 2016. The first purchase date will be June 10, 2016.

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

Severance Agreements and Retention Plans

The Company has entered into employment agreements or other arrangements with certain executive officers which provide salary continuation payments, bonuses and, in certain instances, the acceleration of the vesting of certain equity awards to individuals in the event that the individual is terminated other than for cause, as defined in the applicable agreements or arrangements.

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

Leases

The Company leases office and laboratory space under two non-cancelable operating leases in Tucson, Arizona. The Company amended its existing facilities leases in August 2015 to extend the terms for approximately five years and to undergo leasehold improvements to expand and improve its existing research, development, operations and administration office facilities. The lease amendment includes an increase of $804,000 in total monthly rent over the remaining term of the leases. The landlord constructed certain leasehold improvements as an incentive to extend the leases. The total cost of the improvements constructed by the landlord of $710,000 was capitalized when the construction was completed in February 2016, to be depreciated over the remaining term of the lease agreement. The incentive of $710,000 is recognized as deferred rent within other current liabilities and other liabilities on the condensed balance sheets, and will be accreted at $11,833 per month over the lease term as a reduction of rent expense.

The Company entered into a construction contract in the third quarter 2015 for the expansion and improvement of its laboratory and office spaces, for which the Company incurred approximately $540,000 through the first quarter of 2016. Remaining commitments under this commitment are approximately $250,000.

As a result of the amendments, the Company’s annual minimum real estate lease payments before common area maintenance charges, which commenced in February 2016 and continue through 2021, are as follows:

2016	$380,963
2017	510,125
2018	512,533
2019	514,977
2020	517,457
2021 and beyond	43,139
$2,479,194

As of March 31, 2016, the Company also has capital lease commitments consisting of $156,000 of leases for computer equipment varying in length from 36 to 48 months and an equipment financing arrangement of approximately $51,000 with a vendor that expires in December 2017 that have not been included in the minimum lease payments schedule above.

Merck Non-Exclusive License Agreement

In June 2012, the Company entered into a non-exclusive license agreement with Merck Sharp & Dohme Co. (“Merck”) whereby the Company agreed to sublicense certain intellectual property related to breast cancer biomarkers with the intent to develop, manufacture and commercialize a diagnostic test utilizing this technology. The Company agreed to pay Merck certain contingent milestone payments between $50,000 and $1,000,000 and future royalties of 3%-6% of sales derived from such products developed that utilize the licensed technology. No amounts have been accrued or paid under this agreement as the Company has not achieved any of the milestone targets or developed any products that utilize the licensed technology.

Product Warranty

The following is a summary of the Company’s general product warranty liability for the three months ended March 31, 2016:

Warranty reserve, December 31, 2015	$20,213
Cost of warranty claims	(2,898)
Warranty accrual	29,892
Warranty reserve, March 31, 2016	$47,207

Prior to September 30, 2015, no warranty reserves were recorded by the Company.

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

The Company applies a two-step approach to recognizing and measuring uncertain tax positions. The Company evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The term “more likely than not” means a likelihood of more than 50 percent. Otherwise, the Company may not recognize any of the potential tax benefit associated with the position. The Company recognizes a benefit for a tax position that meets the “more likely than not” criterion at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon its effective resolution. Unrecognized tax benefits involve management’s judgment regarding the likelihood of the benefit being sustained. The final resolution of uncertain tax positions could result in adjustments to recorded amounts and may affect the Company’s results of operations, financial position and cash flows. The Company has not identified any uncertain tax positions at March 31, 2016 or December 31, 2015.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at March 31, 2016 and December 31, 2015, respectively, and has not recognized interest or penalties of significance during the three months ended March 31, 2016 and 2015, respectively, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within in the next 12 months.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto for the year ended December 31, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2016. This discussion and analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward looking statements include, but are not limited to, statements about:

•	our ability to successfully commercialize our HTG Edge or HTG EdgeSeq systems and related applications and assays;
•	our ability to generate sufficient revenue or raise additional capital to meet our working capital needs;
•	our ability to secure regulatory clearance or approval, domestically and internationally, for the clinical use of our products;
•

our ability to develop new technologies beyond wild-type mRNA and miRNA expression to include DNA, RNA or DNA fusions (or other gene rearrangements), RNA or DNA mutations, DNA copy number variations or other technologies to expand our product offerings;

•	the implementation of our business model and strategic plans for our business;
•	the regulatory regime for our products, domestically and internationally;
•

our strategic relationships, including with holders of intellectual property relevant to our technologies, manufacturers of NGS instruments and consumables, manufacturers and distributors of our products, and third parties who conduct our clinical studies;

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

Overview

We are a commercial stage company that develops and markets products based on a novel technology platform to facilitate the routine use of complex molecular profiling. Our HTG Edge and HTG EdgeSeq platforms automate sample processing and can quickly, robustly and simultaneously profile hundreds or thousands of molecular targets from samples a fraction of the size required by prevailing technologies. Our objective is to establish the HTG Edge and HTG EdgeSeq platforms as standards in molecular profiling and make this capability accessible to all molecular labs from research to the clinic. We believe that our target customers desire high quality molecular profiling information in a multiplexed panel format from increasingly smaller and less invasive samples, with the ability to collect such information locally to minimize turnaround time and cost.

Our HTG Edge system is capable of running both our original, plate-based chemistry, which quantifies RNA using our plate reader included with the system, and our HTG EdgeSeq chemistry, which is detected using NGS instrumentation provided by the end user. We also have the flexibility to provide the HTG Edge instrument without our plate reader or a dedicated HTG EdgeSeq system for those customers whose focus is NGS readout of our HTG EdgeSeq chemistry. We plan to launch a new version of our HTG EdgeSeq system in 2017 that will target the low-throughput lab market. This program, referred to as “Project JANUS” for development, is expected to increase our addressable market by enabling efficient molecular profiling of smaller quantity batches of samples.

Our innovative platforms and menu of molecular profiling panels are being utilized by a wide range of customers including biopharmaceutical companies, academic institutions and molecular labs to simultaneously analyze a comprehensive set of molecular information from valuable clinical samples and substantially improve the lab’s workflow efficiency. We currently market several proprietary molecular profiling panels that address the needs of customers in high impact areas of translational research and biopharmaceutical biomarker and companion diagnostics. In addition, we have a focused development pipeline that includes planned panels for translational research, drug development and molecular diagnostics. Our product strategy is to build complete profiling panels of established and emerging molecular targets for broader and disease-specific approaches.

We have incurred significant losses since our inception, and we have never been profitable. We incurred net losses of $7.0 million and $4.1 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had an accumulated deficit of $96.6 million and we had available cash and cash equivalents totaling approximately $4.9 million and investments in highly liquid corporate and government debt securities totaling $27.9 million.

Recent Developments

In March 2016, we entered into a long-term agreement with Life Technologies Corporation, a wholly owned subsidiary of Thermo Fisher Scientific, or Thermo Fisher, under which we will have the right to develop a number of in-vitro diagnostic (“IVD”) tests for use with Thermo Fisher’s next-generation sequencing Ion PGM Dx System, which provides important options for our planned diagnostic menu.

To complement our direct sales and support approach internationally, in the first quarter of 2016, we entered into distribution agreements with Durviz s.l. Parque Tecnologico de Valencia covering Spain and Portugal and Gamidor Diagnostics covering Israel.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015	Change
Revenue:
Product	$600,190	$727,438	$(127,248)
Service	265,042	62,292	202,750
Other	—	234,585	(234,585)
Total revenue	865,232	1,024,315	(159,083)
Cost of revenue	843,470	894,627	(51,157)
Gross margin	21,762	129,688	(107,926)
Operating expenses:
Selling, general and administrative	4,693,708	3,439,269	1,254,439
Research and development	1,994,101	688,214	1,305,887
Total operating expenses	6,687,809	4,127,483	2,560,326
Operating loss	(6,666,047)	(3,997,795)	(2,668,252)
Other income (expense)
Gain from change in stock warrant valuation	—	388,960	(388,960)
Interest expense	(392,457)	(479,375)	86,918
Interest income	35,479	76	35,403
Total other income (expense)	(356,978)	(90,339)	(266,639)
Net loss	$(7,023,025)	$(4,088,134)	$(2,934,891)

Revenue

We generate revenue from the sale of our HTG Edge and HTG EdgeSeq platforms, including our HTG Edge and HTG EdgeSeq systems, our proprietary consumables and related services, such as sample processing for pharmaceutical customers. Consumables consist primarily of our molecular profiling panels, which we refer to as assays and test menu. Total revenue for the three months ended March 31, 2016 decreased by 16% to $0.9 million compared to total revenue of $1.0 million for the three months ended March 31, 2015. Excluding our 2015 non-recurring grant revenue, our combined product and service revenue increased $76,000 or 9.6% for the first quarter 2016 compared to the same period in 2015.  For the first quarter 2016 overall, we experienced slower adoption of our instruments in the academic market, offset by higher revenues from service for biopharmaceutical customers, discussed further below.

Product revenue

Product revenue includes revenue from the sale of instruments and consumables. Total product revenue for the three months ended March 31, 2016 was $0.6 million compared to $0.7 million for the three months ended March 31, 2015. Instrument revenue for the three months ended March 31, 2016 was $80,000 compared with $200,000 for the three months ended March 31, 2015 as one additional instrument was sold in 2015 than in 2016. Consumables revenue was nearly equivalent at $0.5 million for the three months ended March 31, 2016 and 2015. We were late to release our improved miRNA product, which delayed the placement of and conversion of instruments being purchased or evaluated in concert with our miRNA product and slowed miRNA consumable sales in the first quarter 2016 as compared to the first quarter 2015. We expect completion of the improved miRNA product and the recent expansion of our sales and marketing staff, together with prioritization of customer training and support, will accelerate adoption of our products in the coming periods. For the remainder of 2016, we expect our product revenue to increase in both absolute dollars and as a percentage of total revenue primarily as a result of an increasing installed base and the sale of consumables to this installed base.

Service revenue

Service revenue, consisting of sample processing and custom panel design, primarily for biopharmaceutical customers increased to $265,000 for the three months ended March 31, 2016, compared to $62,000 for the three months ended March 31, 2015. Although we strategically shifted our primary focus away from our former service business model encompassing custom assay design services and sample processing, our recent increase to service revenue reflects our success working with biopharmaceutical collaborations. The resulting service revenue is the result of biopharmaceutical companies who have chosen the HTG EdgeSeq system for use in their drug development programs. These biopharmaceutical service revenues have and are expected to yield gross margins that exceed our instrument but are below our consumable product gross margins. For the remainder of 2016, we expect our service revenue to increase in both absolute dollars and as a percentage of total revenue compared to our 2015 service revenue primarily as a result of increased service volumes with biopharmaceutical customers.

Other revenue

Other revenue was $0 and $0.2 million for the three months ended March 31, 2016 and 2015. Other revenue consisted of grant funding provided by the U.S. National Institute of Health, or NIH, for a Phase 2 grant that was completed in June 2015.

Cost of revenue

Cost of revenue decreased by $51,000, or 6%, in the three months ended March 31, 2016 compared with the three months ended March 31, 2015. Cost of revenue increased as a percentage of total revenue year over year due primarily to fixed manufacturing costs. During the quarter ended March 31, 2016, we completed facility improvements creating 5,000 square feet of dedicated manufacturing and operations space, which has allowed us to begin manufacturing our instruments and consumables in our Tucson facilities, versus historical manufacturing outsourcing. These improvements have resulted in an increase to our fixed operating costs; however, we expect these improvements will eventually result in decreases to our cost of production on a per unit and overall basis. Cost of revenue included $0.5 million and $0.4 million in largely fixed manufacturing costs for the three months ended March 31, 2016 and 2015, respectively. As our future revenues increase, we do not expect these fixed cost components to increase on a linear basis and expect these costs to decrease as a percentage of our revenue.

Research and development expenses

Research and development expenses were $2.0 million for the three months ended March 31, 2016 compared to $0.7 million for the three months ended March 31, 2015. Increases in research and development expenses in 2016 continue to be driven, as anticipated, by research and development headcount growth in support of our focus on next-generation platform and test panel expansion programs. Specifically, development fee installments of $0.7 million for the three months ended March 31, 2016 associated with our Project JANUS instrument program accounted for the largest portion of this increase year over year. We expect our research and development expenses to remain at the level incurred in the first quarter 2016, or increase, through the duration of the development of our next generation platform program and the FDA’s approval of our first in vitro diagnostic panel.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $1.3 million, or 36%, in the three months ended March 31, 2016 compared with the three months ended March 31, 2015. The increase was driven by higher sales and marketing costs, primarily related to the expansion of commercial sales activities for our profiling systems. In addition, our general and administrative costs increased by $0.6 million, primarily due to increases in payroll costs, professional fees and insurance premiums, primarily for insurance coverage of our directors and officers. The increase in professional fees is related to financial audits, legal and consulting fees, all related to being a public company. We anticipate that these selling, general and administrative expenses will continue to increase as we expand the commercialization of our products and services both domestically and abroad.

Gain from change in stock warrant valuation

Gain from the change in stock warrant valuation for the three months ended March 31, 2015 was a result of a decrease in the value of our preferred stock warrants during that period, primarily attributable to the proximity to and increased likelihood assessed of a successful IPO at that time. There was no gain or loss from change in stock warrant valuation for the three months ended March 31, 2016, as all remaining preferred stock warrants converted to common stock warrants at the time of our IPO.

Interest expense

Interest expense decreased by $87,000 for the three months ended March 31, 2016 as compared with the three months ended March 31, 2015. The decrease related primarily to the accretion of interest and financing cost related to the convertible notes financing in the three months ended March 31, 2015. There were no convertible notes outstanding and no related interest expense for the three months ended March 31, 2016.

Cash Flows for the Three Months Ended March 31, 2016 and 2015

The following table summarizes the primary sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$(6,123,417)	$(4,414,859)
Investing activities	2,779,430	(343,703)
Financing activities	4,972,700	2,709,414
(Decrease) increase in cash and cash equivalents	$1,628,713	$(2,049,148)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2016 was $6.1 million and reflected (i) the net loss of $7.0 million, (ii) net non-cash items of $0.7 million, consisting primarily depreciation and amortization of $0.4 million, amortization of the discount on the NuvoGen obligation and of the discount, final payment premium and deferred financing costs on the growth term loan of $0.1 million, and share-based compensation of $0.2 million and (iii) a net cash inflow from changes in balances of operating assets and liabilities of $0.2 million, consisting primarily of increase in accounts payable due to the investment in capital assets for the improvements to our manufacturing and operations facilities though the first quarter of 2016.

Net cash used in operating activities for the three months ended March 31, 2015 was $4.4 million and reflected (i) the net loss of $4.1 million, (ii) net non-cash items of $0.1 million, consisting primarily of depreciation and amortization of $0.2 million, amortization of the discount on the Nuvogen obligation of $0.1 million and a decrease in warrant valuation of $0.4 million and (iii) a net cash outflow from changes in balances of operating assets and liabilities of $0.5 million. The significant items comprising the changes in balances of operating assets and liabilities were an increase of $0.4 million in inventory and an increase in accrued liabilities and accrued interest of $0.1 million due to increase costs incurred as we prepared to become a public company and the issuance of convertible notes in the first quarter of 2015.

Investing Activities

Net cash provided by investing activities of $2.8 million for the three months ended March 31, 2016 was comprised primarily of maturities of $3.0 million of available-for-sale securities during the period. In the first quarter of 2015, our investing activities consisted primarily of the purchase of laboratory and office equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 consisted primarily of $5.0 million in proceeds from the draw of our growth term loan B availability in March 2016.

Net cash provided by financing activities for the three months ended March 31, 2015 included $3.0 million in proceeds from convertible notes, partially offset by deferred financing costs incurred in the period of $0.3 million.

Liquidity and Capital Resources

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock, the incurrence of debt and cash received from product sales, services revenue and other income. Through March 31, 2016, we had received net proceeds of $52.9 million from the issuances of preferred stock, including preferred stock issued on conversion of promissory notes, $45.4 million of net proceeds from the issuance of our common stock, $0.8 million in proceeds from a prior term loan, approximately $7.7 million in grants, $15.6 million from our growth term loan (net of $0.4 million original issue discount), $4.5 million from convertible note issuances and $32.2 million from service and product revenue. As of March 31, 2016, we had $32.7 million in cash, cash equivalents and short-term available-for-sale investments and $25.0 million of debt outstanding on our growth term loan payable, NuvoGen obligation and capital lease obligations. Amounts due on the convertible notes as well as the related accrued interest were automatically converted into 324,591 shares of our common stock in connection with the initial closing of our IPO in May 2015.

We have had recurring operating losses and negative cash flows from operations since inception, and we have an accumulated deficit of approximately $96.6 million as of March 31, 2016.

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

In August 2014, we entered into an asset-secured growth capital term loan with Oxford Finance, LLC and Silicon Valley Bank. We borrowed the first tranche of the term loan in the amount of $11.0 million in August 2014 and the second tranche of the term loan in the amount of $5.0 million in March 2016. The first and second tranches of the term loan accrue interest annually at 8.5% and 8.75%, respectively and mature on September 1, 2018. The term loan was payable in monthly interest-only payments through March 31, 2016, and requires equal monthly payments of principal and interest amortized for the remaining term of the loan. Payments under the loan could result in a significant reduction of our working capital.

Funding Requirements

We continued to use cash in our operating activities during the three months ended March 31, 2016 and we believe we will need to raise additional capital to support the commercialization and development efforts related to our current and future products, repay our debt obligations in accordance with their contractual payment terms and fund our operating activities in the future. Future funding requirements will depend on a number of factors, including the cost and timing of establishing additional sales, marketing and distribution capabilities, the ongoing cost of research and development activities, the cost and timing of regulatory clearances and approvals, the effect of competing technology and market developments, the nature and timing of companion diagnostic development collaborations we may establish, and the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions. Our estimates of the amount of cash necessary to fund our operations, development and commercialization activities may prove to be wrong, and we could exhaust our available financial resources faster than anticipated in our forecasts.

Additional capital may not be available at such times or in amounts needed by us. Even if capital is available, it might be available only on unfavorable terms. If we are unable to raise additional capital in the future when required and in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue our planned product development or the commercialization or our planned product development efforts of our current and any future products, or we may be required to significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate our assets. If we raise additional funds through the issuance of additional debt or equity securities, it could result in additional fixed payment obligations, and/or dilution of current stockholders.

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have had recurring operating losses and negative cash flows from operations since our inception and have an accumulated deficit of approximately $96.6 million, which, without additional financing in the interim, raises substantial doubt about our ability to continue as a going concern. As of March 31, 2016, we had available cash, cash equivalents and investments in short and long term available-for-sale securities of approximately $32.8 million. In order to continue as a going concern, we believe that we will need to raise additional equity or debt capital in the future until our revenue reaches a level sufficient to provide for self-sustaining cash flows. There can be no assurance that additional equity or debt financing will be available on acceptable terms, or at all, or that our revenue will reach a level sufficient to provide for self-sustaining cash flows. Our financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Contractual Obligations

As of March 31, 2016, there have been no material changes to our contractual obligations and commitments outside of the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K filed with the SEC on March 24, 2016 other than the drawing of the $5.0 million funds available to us under tranche B of our growth term loan in March 2016.

Off-Balance Sheet Arrangements

Through March 31, 2016, we have not entered into any off-balance sheet arrangements as defined by applicable SEC regulations.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory (“ASU 2015-11”). The standard requires inventory within the scope of the ASU to be measured using the lower of cost and net realizable value. The changes apply to all types of inventory, except those measured using LIFO or retail inventory method, and are intended to more clearly articulate the requirements for the measurement and disclosure of inventory and to simplify the accounting for inventory by eliminating the notions of replacement cost and net realizable value less a normal profit margin. The standard will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. We do not believe the adoption of this standard will have a significant impact on our financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

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

In March 2016, the FASB issued ASU No. 2016-18, Revenue Recognition: Clarifying the new Revenue Standard’s Principal-Versus-Agent Guidance (“ASU 2016-08”). The standard amends the principal-versus-agent implementation guidance and illustrations in the FASB’s new revenue standard (ASU 2014-09). ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. As defined in the ASU, a specified good or service is “a distinct good or service (or a distinct bundle of goods or services) to be provided to the customer. Therefore, for contracts involving more than one specified good or service, we may be the principal in one or more specified goods or services and the agent for others. The new standard will be effective for public entities for annual periods beginning after December 15, 2017, and interim periods therein. In addition, entities are required to adopt ASU 2016-08 by using the same transition method they used to adopt the new revenue standard. We are currently evaluating the effect the guidance will have on our financial statements.

In April 2016, FASB issued ASU No. 2016-09, Share-Based Payment: Simplifying the Accounting for Share-Based Payments (“ASU 2016-09”). The new guidance addresses several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. We do not believe the adoption of this standard will have a significant impact on our financial statements.

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

There were no changes in our significant accounting policies and estimates during the three months ended March 31, 2016 from those set forth in “Critical Accounting Policies and Significant Judgments and Estimates” in our December 31, 2015 Annual Report on Form 10-K filed with the SEC on March 24, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $4.9 million at March 31, 2016, which consist of money market funds. Such interest-bearing instruments carry a degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Our debt is at fixed interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements. Our investments in available-for-sale securities are at some risk for losses from possible volatility in the market. However, our investments are in a low risk portfolio comprised of U.S. Treasuries, U.S. government sponsored agency obligation and high credit quality corporate debt securities which have an average credit rating of AA. We do not anticipate exposure to significant market risk based upon our conservative investment policy.

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

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Commencing with our fiscal year ending December 31, 2016, we must perform system and process evaluation and testing of our internal controls over financial reporting, to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K for that year, as required by Section 404 of the Sarbanes-Oxley Act.

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

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following information about these risks, as well as the other information in this report, before deciding to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. We have marked with an asterisk (*) those risk factors that did not appear as separate risk factors in, or reflect changes to the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2016.

Risks Related to our Business and Strategy

We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.*

We have incurred losses since our inception and expect to incur losses in the future. We incurred net losses of $7.0 million and $4.1 million during the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had an accumulated deficit of $96.6 million. We expect that our losses will continue for the foreseeable future as we will be required to invest significant additional funds toward expansion of our product development and manufacturing facilities, development of our next generation instrument platforms, including our low volume HTG EdgeSeq system (Project JANUS), development of our new HTG EdgeSeq assay panels, including our initial IVD assay, and the commercialization of our HTG Edge and HTG EdgeSeq systems and our proprietary consumables. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities, expanding our staff to sell and support our products, and the increased administrative costs associated with being a public company. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

We might not be able to continue as a going concern absent our ability to raise additional equity or debt capital.*

Our report on Form 10Q for the period ending March 31, 2016, includes disclosures stating that our reoccurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. We have had reoccurring operating losses and negative cash flows from operations since inception, and we have an accumulated deficit of approximately $96.6 million as of March 31, 2016. As of March 31, 2016, the Company had available cash, cash equivalents and investments in short and long term available-for-sale securities of approximately $32.8 million. In order to continue as a going concern, we will need, among other things, to raise additional capital until our revenue reaches a level sufficient to provide for self-sustaining cash flows. There can be no assurance that additional equity or debt financing will be available on acceptable terms if at all or that our revenue will reach a level sufficient to provide for self-sustaining cash flows. The financial statements included do not include any adjustments that might result from the outcome of these uncertainties. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

We will need to raise additional capital to fund our operations. If we are unsuccessful in attracting new capital, we may not be able to continue operations or may be forced to sell assets to do so. Alternatively, capital may not be available to us on favorable terms, or at all. If available, financing terms may lead to significant dilution to our stockholders’ equity.*

We are not profitable and have had negative cash flow from operations. To date, to fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings and revenue generated from the sale of our

HTG Edge and HTG EdgeSeq systems, the sale of our proprietary consumables, and related services. We will likely need to obtain additional funds to finance our operations. In addition, our estimates of the amount of cash necessary to fund our operations and development and commercialization activities may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Additional capital may not be available, at such times or in amounts as needed by us. Even if capital is available, it might be available only on unfavorable terms. Any additional equity or convertible debt financing into which we enter could be dilutive to our existing stockholders. Any future debt financing into which we enter may impose covenants upon us that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If access to sufficient capital is not available as and when needed, our business will be materially impaired and we may be required to cease operations, curtail one or more product development or commercialization programs, or we may be required to significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all our assets. Any of these factors could harm our operating results.

Payments under the instruments governing our indebtedness may reduce our working capital. In addition, a default under our term loan agreement could cause a material adverse effect on our financial position.*

In August 2014, we obtained a $16.0 million term loan from Oxford Finance LLC and Silicon Valley Bank, which we collectively refer to as the lenders. Under the terms of the loan agreement, the lenders initially provided us with a term loan of $11.0 million. In March 2016, we borrowed the remaining $5.0 million pursuant to the loan agreement. The loan, which is secured by a lien covering substantially all of our assets, excluding patents, trademarks and other intellectual property rights (except for rights to payment related to the sale, licensing or disposition of such intellectual property rights) and certain other specified property, requires us to pay interest-only payments through March 31, 2016, and principal and interest payments thereafter through September 2018. Payments under the loan could result in a significant reduction of our working capital.

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

Our HTG EdgeSeq product portfolio requires the use of next generation sequencing (“NGS”) instrumentation and reagents and could be adversely affected by actions of third party NGS product manufacturers over whom we have no control.*

A key element of our strategy is to establish our HTG EdgeSeq system as the best sample and library preparation method for clinical applications of next generation sequencers. We depend at least in part on the availability of NGS instrumentation and reagents, and the ability of our HTG EdgeSeq products to operate seamlessly with NGS instrumentation. Any significant interruption or delay in the ability of our HTG EdgeSeq solution or related panels to operate on NGS instrumentation could reduce demand for our products and result in a loss of customers.

A key element of our strategy is to establish our HTG EdgeSeq system as the best front-end platform for clinical applications of NGS. Our reputation, and our ability to continue to establish or develop our technology for clinical applications of next generation sequencers, are dependent upon the availability of NGS instrumentation and the reliable performance of our products with NGS instrumentation. We are not able to control the providers of NGS instrumentation, which increases our vulnerability to interoperability problems with the products that they provide. For example, providers of NGS instruments may discontinue existing products, or introduce new NGS instrumentation products with little or no notice to us. This may cause some of our products not to be operable with one or more NGS instruments or may adversely affect regulatory approvals of our future IVD HTG EdgeSeq products, potentially for extended periods of time. Any interruption in the ability of our products to operate on NGS instruments could harm our reputation or decrease market acceptance of our products, and our business, financial condition and operating results may be materially and adversely affected. We also could experience additional expense in developing new products or changes to existing products to meet developments in NGS instrumentation, and our business, financial condition and operating results may be materially and adversely affected.

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

When we place a system under a reagent rental agreement, we install equipment in the customer’s facility without a fee and the customer agrees to purchase consumable products at a stated priced over the term of the agreement. While some of these agreements did not historically contain a minimum purchase requirement, we have included a minimum purchase requirement in all reagent rental agreements in 2015 and the first quarter of 2016, and will continue to do so in the future. We retain title to the equipment and such title is transferred to the customer at no additional charge at the conclusion of the initial arrangement. The cost of the instrument under the agreement is expected to be recovered in the fees charged for consumables, to the extent sold, over the term of the agreement.

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

A significant amount of our inventory consists of instruments held by prospective customers who are evaluating our products and may not be converted to revenue on the timeframe that we anticipate or at all.*

As of March 31, 2016, approximately $664,000 of our inventory consisted of HTG Edge or HTG EdgeSeq instruments held by customers who are evaluating and testing our products, including our HTG EdgeSeq products. If a material number of these prospective customers do not adopt our products within the time periods that we estimate, or at all, then we will not be able to convert the inventory held by these customers into revenues. If we are unable to sell this inventory to other customers or if it becomes obsolete as we introduce and expand the customer base for our dedicated HTG EdgeSeq system, which became available in the third quarter of 2015, we may be required to write off a significant portion of this inventory.

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

We have limited experience in marketing and selling our products, and if we are unable to successfully commercialize our products, our business may be adversely affected.*

We have limited experience marketing and selling our products. Our HTG Edge system was introduced for sale in the life sciences research market in the third quarter of 2013. Our HTG EdgeSeq chemistry was introduced for sale in the life sciences research market in the third quarter of 2014. Our dedicated HTG EdgeSeq system was introduced for sale in the life sciences research market in the fourth quarter of 2015. We currently market our products through our own sales force in the United States and Europe, through a third party contract sales team in Europe and distributors in Spain, Portugal, Israel and in parts of Asia. In the future, we intend to expand our sales and support team in the United States, continue to build a direct sales and support team in Europe and establish additional distributor and/or third party contract sales team relationships in other parts of the world. However, we may not be able to market and sell our products effectively. Our sales of life science research products and potential future diagnostic products will depend in large part on our ability to successfully increase the scope of our marketing efforts and establish and maintain a sales force commensurate with our then applicable markets. Because we have limited experience in marketing and selling our products in the life science research market and no experience in marketing and selling our products in the diagnostic market, our ability to forecast demand, the infrastructure required to support such demand and the sales cycle to customers is unproven. If we do not build an efficient and effective sales force and distributor relationships targeting these markets, our business and operating results will be adversely affected.

If we do not obtain regulatory clearance or approval to market our products for diagnostic purposes, we will be limited to marketing our products for research use only. In addition, if regulatory limitations are placed on our diagnostic products our business and growth will be harmed.*

Currently we are limited to marketing our HTG Edge and HTG EdgeSeq systems and proprietary profiling panels for research use only, which means that we cannot make any diagnostic or clinical claims. We intend to seek regulatory clearances or approvals in the United States and other jurisdictions to market certain panels for diagnostic purposes; however, we may not be successful in doing so. The FDA regulates diagnostic kits sold and distributed through interstate commerce in the United States as medical devices. Unless an exemption applies, generally, before a new medical device may be sold or distributed in the United States, or may be marketed for a new use in the United States, the medical device must receive either FDA clearance of a 510(k) pre-market notification or pre-market approval. As a result, before we can market or distribute our profiling panels, including our mRNA and miRNA assays, in the United States as in vitro diagnostics, or IVD, kits for use by clinical testing laboratories, we must first obtain pre-market clearance or pre-market approval from the FDA. We have not yet applied for clearance or approval from the FDA for any of our solutions, and need to complete additional clinical validations before we submit an application, which can be a lengthy process. We are working collaboratively with multiple biopharmaceutical companies to clinically validate our HTG EdgeSeq Diffuse Large B- Cell Lymphoma Cell of Origin Assay which, in addition to classifying DLBCL as either activated B-cell (ABC) or germinal-center B-cell (GCB) subtype, includes additional drug-linked gene targets such as PD-1, PD-L1 and CD19. We are also developing an HTG EdgeSeq panel to detect certain gene fusions in lung cancer. With respect to the DLBCL assay, we plan to submit for European CE/IVD clearance later in 2016 and U.S. regulatory clearances at some future time if and when our work with the biopharmaceutical companies has a positive outcome. With respect to the gene fusion panel for lung cancer, we plan to submit for U.S. and European regulatory approvals by the fourth quarter 2016. We cannot provide any assurances that we will meet the regulatory clearance or approval timelines for either product. Further, even if we complete the requisite clinical validations and submit an application, we may not receive FDA clearance or approval for the commercial use of our tests on a timely basis, or at all. If we are unable to obtain regulatory clearance or approval, or if clinical diagnostic laboratories do not accept our cleared or approved tests, our ability to grow our business could be compromised.

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

We expect to generate a portion of our revenue internationally and are subject to various risks relating to our international activities which could adversely affect our operating results.*

During the three months ended March 31, 2016 and 2015, approximately 11% and 4%, respectively, of our revenue was generated from sales to customers located outside of the United States. We expect that a percentage of our future revenue will continue to come from international sources, and we expect to expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of The NASDAQ Global Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States, or US GAAP. Commencing with our fiscal year ending December 31, 2016, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K for that year, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. We may experience difficulty in meeting these reporting requirements in a timely manner.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.*

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned a majority of our capital stock at May 12, 2016. Accordingly, our executive officers, directors and principal stockholders acting together will be able to determine the composition of the board of directors, and may be able to approve all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

Pending their use, the net proceeds from our IPO are being held in cash and cash equivalents or used to purchase low risk available-for-sale securities, of which $25.2 million were short-term available-for-sale securities, at fair value, and $2.6 million were long-term available-for-sale securities, at fair value, at March 31, 2016. As of March 31, 2016, we have expended approximately $22.7 million of proceeds from our IPO on the following: (1) approximately $14.1 for sales and marketing and general and administrative expenses; (2) approximately $3.9 million for research and development expansion efforts, including expansion of our research and development team and development of new applications and profiling panels; (3) approximately $0.8 million for the payment of interest on our growth term loan; and (4) approximately $3.9 million to purchase inventory and to fund working capital and other general corporate purposes.

There has been no material change in the expected use of net proceeds from our IPO as described in our final prospectus filed with the SEC on May 6, 2015.

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

HTG Molecular Diagnostics, Inc.

Date: May 12, 2016	By:	/s/ Timothy Johnson
Timothy Johnson
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2016	By:	/s/ Shaun D. McMeans
Shaun D. McMeans
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

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

4.10

Common Stock Warrant issued by the Registrant to Oxford Finance LLC, dated March 28, 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 31, 2016).

10.1*

Authorization, Supply and Regulatory Authorization Agreement, dated march 16, 2016, by and between the Registrant and Life Technologies Corporation (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 21, 2016).

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