Form 10-Q
period 2016-06-30
HTG MOLECULAR DIAGNOSTICS, INC
filed 2016-08-09
CIK 1169987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 4, 2016, the registrant had 7,050,957 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

HTG Molecular Diagnostics, Inc.

Condensed Balance Sheets

	June 30,	December 31,
	2016	2015
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$7,510,493	$3,293,983
Short-term investments available-for-sale, at fair value	15,405,414	28,201,507
Accounts receivable	1,911,394	716,246
Inventory, net of allowance of $375,861 at June 30, 2016 and $284,319 at December 31, 2015	2,213,108	2,201,301
Prepaid insurance	236,126	234,777
Prepaid royalties	181,250	—
Prepaid expenses and other	256,564	210,440
Total current assets	27,714,349	34,858,254

Long-term investments available-for-sale, at fair value	—	2,603,901
Property and equipment, net	3,957,952	1,932,213
Total assets	$31,672,301	$39,394,368

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,607,044	$724,805
Accrued liabilities	1,639,534	1,915,268
Deferred revenue	183,707	47,476
NuvoGen obligation	762,500	543,750
Term loan	6,122,450	3,059,068
Other current liabilities	264,578	29,243
Total current liabilities	10,579,813	6,319,610
Term loan payable - non-current, net of discount and debt issuance costs	8,368,215	7,737,586
NuvoGen obligation - non-current, net of discount	8,119,589	8,415,122
Other	587,034	28,652
Total liabilities	27,654,651	22,500,970
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2016 and December 31, 2015, 7,052,353 and 7,050,957 shares issued and outstanding, respectively, at June 30, 2016, 6,845,638 and 6,844,242 shares issued and outstanding, respectively, at December 31, 2015	7,051	6,844
Additional paid-in-capital	107,527,604	106,569,405
Treasury stock – 1,396 shares, at cost	(75,000)	(75,000)
Accumulated other comprehensive income (loss)	2,516	(41,357)
Accumulated deficit	(103,444,521)	(89,566,494)
Total stockholders’ equity	4,017,650	16,893,398
Total liabilities and stockholders' equity	$31,672,301	$39,394,368

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Product	$577,127	$648,347	$1,177,317	$1,375,785
Service	1,318,689	51,000	1,583,731	113,292
Other	—	91,204	—	325,789
Total revenue	1,895,816	790,551	2,761,048	1,814,866
Cost of revenue	932,976	834,949	1,776,446	1,729,575
Gross margin	962,840	(44,398)	984,602	85,291

Operating expenses:
Selling, general and administrative	4,712,637	3,726,490	9,406,345	7,165,759
Research and development	2,611,591	953,222	4,605,692	1,641,437
Total operating expenses	7,324,228	4,679,712	14,012,037	8,807,196
Operating loss	(6,361,388)	(4,724,110)	(13,027,435)	(8,721,905)

Other income (expense):
Loss from change in stock warrant valuation	—	(628,643)	—	(239,683)
Interest expense	(538,889)	(476,071)	(931,346)	(955,448)
Interest income	31,092	11,065	66,571	11,142
Loss on settlement of convertible debt	—	(705,217)	—	(705,217)
Other	18,442	70,634	18,442	70,634
Total other income (expense)	(489,355)	(1,728,232)	(846,333)	(1,818,572)
Net loss before income taxes	(6,850,743)	(6,452,342)	(13,873,768)	(10,540,477)
Income taxes	860	—	4,259	—
Net loss	(6,851,603)	(6,452,342)	(13,878,027)	(10,540,477)
Accretion of stock issuance costs	—	(10,969)	—	(35,046)
Accretion of Series E warrant discount	—	(40,146)	—	(127,616)
Accretion of Series D and E redeemable convertible preferred stock dividends	—	(367,350)	—	(1,165,932)
Net loss attributable to common stockholders	$(6,851,603)	$(6,870,807)	$(13,878,027)	$(11,869,071)
Net loss per share attributable to common stockholders, basic and diluted	$(0.98)	$(1.73)	$(2.00)	$(5.49)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	7,018,502	3,973,055	6,952,012	2,163,295

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(6,851,603)	$(6,452,342)	$(13,878,027)	$(10,540,477)
Other comprehensive income, net of tax effect:
Unrealized gain on short and long-term investments	4,522	—	43,873	—
Comprehensive loss	(6,847,081)	(6,452,342)	(13,834,154)	(10,540,477)
Less: Accretion of stock issuance costs	—	(10,969)	—	(35,046)
Less: Accretion of Series E warrant discount	—	(40,146)	—	(127,616)
Less: Accretion of Series D and E redeemable convertible preferred stock dividends	—	(367,350)	—	(1,165,932)
Comprehensive loss attributable to common stockholders	$(6,847,081)	$(6,870,807)	$(13,834,154)	$(11,869,071)

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Statement of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balance at January 1, 2016	6,844,242	$6,844	$106,569,405	$(75,000)	$(41,357)	$(89,566,494)	$16,893,398
Stock issued for payment of 2015 annual bonus	133,179	133	364,777	—	—	—	364,910
Exercise of stock options	996	1	2,141	—	—	—	2,142
Stock-based compensation expense	32,562	33	322,103	—	—	—	322,136
Employee stock purchase plan purchases	39,978	40	146,718				146,758
Growth Term Loan B warrant discount	—	—	122,460	—	—	—	122,460
Net loss	—	—	—	—	—	(13,878,027)	(13,878,027)
Other comprehensive income	—	—	—	—	43,873	—	43,873
Balance at June 30, 2016	7,050,957	$7,051	$107,527,604	$(75,000)	$2,516	$(103,444,521)	$4,017,650

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(13,878,027)	$(10,540,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	728,828	299,409
Accretion of discount on NuvoGen obligation	104,467	177,751
Bad debt expense, net of recoveries	—	33,854
Provision for excess inventory	149,763	210,881
Amortization of Growth Term Loan discount and issuance costs	267,047	181,061
Loss on settlement of convertible notes	—	705,217
Amortization of discount on convertible notes	—	90,222
Stock-based compensation expense	322,136	146,548
Change in redeemable convertible preferred stock warrant liability	—	239,683
Accretion of incentive from landlord	(59,165)	—
Accrued interest on available-for-sale securities investments	125,138	—
Loss on disposal of assets	—	70,626
Changes in operating assets and liabilities:
Accounts receivable	(1,195,148)	213,090
Inventory	(161,570)	(937,160)
Prepaid expenses and other	(228,723)	(657,054)
Accounts payable	799,786	7
Accrued liabilities	(42,404)	(418,392)
Deferred revenue	136,231	(12,495)
Net cash used in operating activities	(12,931,641)	(10,197,229)
Investing activities
Purchase of property and equipment	(1,620,946)	(444,329)
Sales, redemptions and maturities of available-for-sale securities	18,700,000	(32,877,808)
Purchase of available-for-sale securities	(3,381,271)	—
Net cash provided by (used in) investing activities	13,697,783	(33,322,137)
Financing activities
Proceeds from initial public offering	—	47,654,190
Deferred offering costs	—	(1,002,930)
Proceeds from Growth Term Loan	5,000,000	—
Payments on Growth Term Loan	(1,450,576)	—
Proceeds from convertible notes	—	4,500,000
Deferred convertible note financing costs	—	(75,523)
Payments on capital leases	(66,706)	(14,622)
Proceeds from exercise of stock options	2,142	5,578
Proceeds from exercise of Series E warrants	—	8,948
Proceeds from issuance of convertible note warrants	—	1,354
Proceeds from shares purchased under the stock purchase plan	146,758	—
Payments on NuvoGen obligation	(181,250)	—
Net cash provided by financing activities	3,450,368	51,076,995
Increase in cash and cash equivalents	4,216,510	7,557,629
Cash and cash equivalents at beginning of period	3,293,983	3,613,392
Cash and cash equivalents at end of period	$7,510,493	$11,171,021
Noncash investing and financing activities
Accretion of preferred stock issuance costs	$—	$35,046
Net exercise of Series D and Series E warrants	—	(95,914)
Accretion of Series E warrant discount	—	127,616
Accretion of Series D and Series E redeemable convertible preferred stock dividends	—	1,165,932
Deferred offering costs reclassified to distributions in excess of capital	—	2,297,079
Allocation of Series E warrant convertible notes debt discount	—	741,828
Conversion of convertible notes and related accrued interest to common stock	—	4,544,384
Conversion of convertible preferred stock to common stock	—	(57,356,049)
Reclassification of convertible preferred stock liability warrants to equity warrants	—	(1,616,140)
Fixed asset purchases payable and accrued at period end	214,033	244,350
Stock issued for settlement of accrued bonus	(364,910)	—
Purchase of property and equipment under capital lease	209,588	—
Incentive from landlord	710,000	—
Supplemental cash flow information
Cash paid for interest	$559,832	$467,500

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

The Company operates in one segment and its customers are primarily located in the United States. For both the three and six months ended June 30, 2016, approximately 10% of the Company’s revenue was generated from sales to customers located outside of the United States, compared with 2% and 3%, respectively, for the three and six months ended June 30, 2015.

Note 2. Basis of Presentation

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect the accounts of the Company as of June 30, 2016. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The accompanying interim unaudited, condensed financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and the results of its operations and cash flows, as of and for the periods presented.  The unaudited condensed balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for annual financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2016.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Going Concern

The Company implemented the criteria of Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, in the first quarter of 2016. In accordance with this guidance, management has assessed the Company’s ability to continue as a going concern within one year of the filing date of this Quarterly Report on          Form 10-Q with the SEC. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has had recurring operating losses and negative cash flows from operations since its inception and has an accumulated deficit of approximately $103.4 million, which, without additional financing in the interim, raise substantial doubt about the Company’s ability to continue as a going concern. As of June 30, 2016, the Company had available cash, cash equivalents and investments in short term available-for-sale securities of approximately $22.9 million. In order to continue as a going concern, the Company believes that it will need to raise additional equity or debt capital in the future until its revenue reaches a level sufficient to provide for self-sustaining cash flows. There can be no assurance that additional equity or debt financing will be available on acceptable terms, or at all, or that the Company’s revenue will reach a level sufficient to provide for self-sustaining cash flows. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

Change in Accounting Principle

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03). The standard requires entities to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset, and to report amortization as interest expense. The requirements were to be applied on a retrospective basis. The Company adopted ASU 2015-03 during the three-month period ended March 31, 2016. As such, prepaid expenses and other and term loan payable – non-current, net of discount have been restated as of December 31, 2015 to reflect the retrospective reclassification of $52,377 of Growth Term Loan deferred financing fees from prepaid expenses and other to term loan payable – non-current, net of discount and debt issuance costs.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include revenue recognition, stock-based compensation expense, the value of the warrant liability, the resolution of uncertain tax positions, income tax valuation allowances, recovery of long-lived assets, inventory obsolescence and inventory valuation. Actual results could materially differ from those estimates.

Concentration Risks

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents, available-for-sale debt securities and uncollateralized accounts receivable. The Company maintains the majority of its cash balances in the form of cash deposits in bank checking and money market accounts in amounts in excess of federally insured limits. Management believes, based upon the quality of the financial institution, that the credit risk with regard to these deposits is not significant.

The Company sells its instruments, consumables, sample processing services, custom panel design services and contract research services primarily to biopharmaceutical companies, academic institutions and molecular labs. The Company routinely assesses the financial strength of its customers and credit losses have been minimal to date.

The Company had product revenue consisting of revenue from the sale of instruments and consumables for the three and six months ended June 30, 2016 and 2015 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Instruments	$3,119	$55,662	$82,300	$259,195
Consumables	574,008	592,685	1,095,017	1,116,590
Total product sales	$577,127	$648,347	$1,177,317	$1,375,785

The Company’s top three customers accounted for 60%, 11% and 5% of the Company’s revenue for the three months ended June 30, 2016, compared with 44%, 7% and 6% for the three months ended June 30, 2015. The top three customers accounted for 43%, 18% and 7% of the Company’s revenue for the six months ended June 30, 2016. The top three customers accounted for 31%, 15% and 4% of the Company’s revenue for the six months ended June 30, 2015. The Company derived 0% of total revenue from grants and contracts during the three and six month periods ended June 30, 2016, compared with 12% and 18%, respectively, for the three and six months ended June 30, 2015. The top two customers accounted for approximately 58% and 6% of the Company’s net accounts receivable as of June 30, 2016, compared with approximately 32% and 25% as of December 31, 2015.

The Company currently relies on a single supplier to supply a subcomponent used in the HTG Edge and HTG EdgeSeq processors. A loss of this supplier could significantly delay the delivery of HTG Edge and HTG EdgeSeq systems, which in turn would materially affect the Company’s ability to generate revenue.

Recent Accounting Pronouncements

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

The revised revenue standard is effective for public entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its financial statements and has not yet determined the method by which it will adopt the standard.

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory. The standard requires inventory within the scope of the ASU to be measured using the lower of cost and net realizable value. The changes apply to all types of inventory, except those measured using last in, first out (“LIFO”) or retail inventory method, and are intended to more clearly articulate the requirements for the measurement and disclosure of inventory and to simplify the accounting for inventory by eliminating the notions of replacement cost and net realizable value less a normal profit margin. The standard will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. The Company does not believe the adoption of this standard will have a significant impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. Under this standard, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the effect that the adoption of this standard will have on its financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue Recognition: Clarifying the new Revenue Standard’s Principal-Versus-Agent Guidance (“ASU 2016-08”). The standard amends the principal-versus-agent implementation guidance and illustrations in ASU 2014-09. ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. As defined in ASU 2016-08, a specified good or service is “a distinct good or service (or a distinct bundle of goods or services) to be provided to the customer”. Therefore, for contracts involving more than one specified good or service, the Company may be the principal in one or more specified goods or services and the agent for others. ASU 2016-08 will be effective for public entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. In addition, entities are required to adopt ASU 2016-08 by using the same transition method they used to adopt ASU 2014-09. The Company is currently evaluating the effect the adoption of ASU 2016-08 will have on its financial statements.

In April 2016, the FASB issued ASU No. 2016-09, Share-Based Payment: Simplifying the Accounting for Share-Based Payments. The standard addresses several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. The Company does not believe the adoption of this standard will have a significant impact on its financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). The amendments in this standard affect the guidance in ASU 2014-09 by clarifying two aspects: identifying performance obligations and the licensing implementation guidance. ASU 2016-10 will have the same effective date and transition requirements as ASU 2014-09. The Company is currently evaluating the effect the adoption of ASU 2016-10 will have on its financial statements.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients (“ASU 2016-12”). The amendments in this standard affect the guidance in ASU 2014-09 by clarifying certain specific aspects of ASU 2014-09, including assessment of collectability, treatment of sales taxes and contract modifications, and providing certain technical corrections. ASU 2016-12 will have the same effective date and transition requirements as ASU 2014-09. The Company is currently evaluating the effect the adoption of ASU 2016-12 will have on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which requires the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The standard will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company does not believe the adoption of this standard will have a significant impact on its financial statements.

Note 3. Inventory

HTG Edge or HTG EdgeSeq instruments at customer locations under evaluation agreements are included in finished goods inventory. Equipment that is under evaluation for purchase remains in inventory as the Company maintains title to the equipment throughout the evaluation period. The period of time customers use to evaluate the Company’s equipment generally ranges from 90 to 180 days, and in certain circumstances the evaluation period may be extended beyond 180 days. If the customer has not completed the purchase of the instrument by the end of the initial evaluation period, the Company will determine whether to extend the evaluation period or have the equipment returned to the Company. If the customer has not purchased the equipment or entered into a reagent agreement with the Company after evaluating for one year, the equipment is returned to the Company or the customer is allowed to continue use of the equipment in which case the cost of the equipment is written off to selling, general and administrative expense.

Inventory, net of allowance, consisted of the following as of the date indicated:

	June 30,	December 31,
	2016	2015
Raw materials	$1,557,253	$1,274,840
Work in process	24,901	—
Finished goods	1,006,815	1,210,780
Total gross inventory	2,588,969	2,485,620
Less inventory allowance	(375,861)	(284,319)
	$2,213,108	$2,201,301

During the six months ended June 30, 2016 and 2015, the Company wrote off obsolete inventory of $58,221 and $42,408, respectively, against the inventory allowance. Adjustments to the reserve for obsolescence for estimated shrinkage and obsolescence and excess inventory are recognized within cost of revenue in the condensed statements of operations.

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

Financial assets and liabilities measured at fair value are classified in their entirety in the fair value hierarchy, based on the lowest level input significant to the fair value measurement. The following table classifies the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015, respectively in the fair value hierarchy:

	Balance at June 30, 2016
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$6,881,027	$—	$—	$6,881,027
Investments available-for-sale at fair value
U.S. government obligations	$3,306,298	$—	$—	$3,306,298
U.S. government agency obligations	$—	$5,899,598	$—	$5,899,598
Corporate debt securities	$—	$6,199,518	$—	$6,199,518

	Balance at December 31, 2015
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$3,290,490	$—	$—	$3,290,490
Investments available-for-sale at fair value
U.S. government obligations	$3,298,014	$—	$—	$3,298,014
U.S. government agency obligations	$—	$14,589,378	$—	$14,589,378
Corporate debt securities	$—	$12,918,016	$—	$12,918,016

There are no other financial instruments subject to fair value measurement on a recurring basis. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and six months ended June 30, 2016 or 2015.

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

Fair values of these assets are based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not adjust any of the valuations received from these third parties with respect to any of its Level 1 securities for the periods ended June 30, 2016 or December 31, 2015.

Note 5. Available for Sale Securities

The following is a summary of the Company’s available-for-sale securities at June 30, 2016 and December 31, 2015:

	June 30, 2016
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
U.S. Treasury securities and obligations of U.S. government agencies	$9,202,665	$3,269	$(38)	$9,205,896
Corporate securities	6,200,233	70	(785)	6,199,518
Total available-for-sale securities	$15,402,898	$3,339	$(823)	$15,405,414

	December 31, 2015
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
U.S. Treasury securities and obligations of U.S. government agencies	$17,914,136	$—	$(26,744)	$17,887,392
Corporate securities	12,932,629	397	(15,010)	12,918,016
Total available-for-sale securities	$30,846,765	$397	$(41,754)	$30,805,408

The net adjustment to unrealized holding gains on available-for-sale securities in other comprehensive income totaled $4,522 and $43,873 for the three and six months ended June 30, 2016, respectively, and $0 for both the three and six months ended June 30, 2015.

Contractual maturities of debt investment securities at June 30, 2016 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Under
	1 Year	1 to 2 Years	Total
U.S. Treasury securities and obligations of U.S. government agencies	$9,205,896	$—	$9,205,896
Corporate securities	6,199,518	—	6,199,518
Total available-for-sale securities	$15,405,414	$—	$15,405,414

The following table shows the gross unrealized losses and fair values of the Company’s investments that have unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2016:

	Under 1 Year		1 to 2 Years		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of U.S. government agencies	$1,072,238	$(38)	$—	$—	$1,072,238	$(38)
Corporate securities	2,511,219	(785)	—	—	$2,511,219	(785)
Total available-for-sale securities with unrealized losses	$3,583,457	$(823)	$—	$—	$3,583,457	$(823)

For debt securities, management determines whether it intends to sell or if it is more likely than not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. If so, any impairment would be recognized through earnings. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered, considering, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral and market conditions. The Company did not have any other-than-temporary impairment in its debt securities for the three and six months ended June 30, 2016.

Note 6. Property and Equipment

Property and equipment, net, consists of the following:

	June 30,	December 31,
	2016	2015
Office equipment	$479,155	$257,296
Leasehold improvements	1,253,048	224,061
Laboratory and manufacturing equipment	3,415,382	2,442,191
Field equipment	187,855	180,355
Software	140,248	140,248
Construction in progress	698,531	175,501
	6,174,219	3,419,652
Less: accumulated depreciation and amortization	(2,216,267)	(1,487,439)
	$3,957,952	$1,932,213

Depreciation and leasehold improvement amortization expense was $371,805 and $728,828 for the three and six months ended June 30, 2016, respectively, and $147,916 and $299,409 for the three and six months ended June 30, 2015, respectively.

At June 30, 2016, the total cost and accumulated amortization of assets under lease commitments were $355,801 and $155,022, respectively, while cost and accumulated depreciation at December 31, 2015 were $146,213 and $88,220, respectively. Leased asset amortization has been included in depreciation and amortization expense within the condensed statements of operations for the three and six months ended June 30, 2016 and 2015.

During the first quarter of 2016, the Company capitalized landlord funded lease incentives as leasehold improvements to be amortized over the shorter of the useful life or the remaining life of the real estate lease (see Note 14).

Note 7. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2016	2015
Employee compensation and benefits	$725,457	$1,240,314
Employee compensation for future absences	183,554	154,107
Interest	104,006	77,917
Professional fees	47,107	140,385
Accrued development costs	150,500	—
Accrued construction costs	131,580	—
Other	297,330	302,545
	$1,639,534	$1,915,268

Note 8. Debt Obligations

Growth Term Loan

In August 2014, the Company entered into a Loan and Security Agreement (the “Growth Term Loan”) with a syndicate of two lending institutions, Oxford Finance LLC and Silicon Valley Bank, which was amended in August 2015 and June 2016. The first tranche of the Growth Term Loan (“Growth Term Loan A”) of $11.0 million was funded in August 2014. The second tranche of $5.0 million (“Growth Term Loan B”) was funded in March 2016. The August 2015 amendment extended the monthly interest-only payment period until April 1, 2016. Following the interest-only payment period, the Company became obligated to make equal monthly payments of principal and interest amortized over the remaining term of the loan for all funds drawn under Growth Term Loan A and B. Growth Term Loan A and B bear interest at the fixed rates of 8.5% and 8.75%, respectively and mature in September 2018. Should a prepayment be made, the Company will be obligated to pay a prepayment fee equal to (i) 3% of the principal amount prepaid if the growth term loan is prepaid on or before the first anniversary of the August 2015 amendment, (ii) 2% of the principal amount repaid if the growth term loan is prepaid after the first anniversary but on or prior to the second anniversary of the August 2015 amendment and (iii) 1% of the principal amount repaid if the growth term loan is repaid after the second anniversary of the August 2015 amendment and prior to maturity. The amendment also increased the final payment percentage to 4.75%. The June 2016 amendment modified the definitions of permitted indebtedness and permitted liens to provide for an increased maximum amount of permitted indebtedness, authorize a new category of permitted indebtedness and authorize a new category of permitted liens. The Growth Term Loan requires the Company to maintain compliance with specific reporting covenants and does not require financial covenants. The Growth Term Loan is secured by a lien covering substantially all of the Company’s assets, excluding patents, trademarks and other intellectual property rights (except for rights to payment related to the sale, licensing or disposition of such intellectual property rights) and certain other specified property.

The Company received the Growth Term Loan A proceeds net of a $0.3 million original issue discount. The Company also recorded a discount for the issuance of warrants with the Growth Term Loan A. The original issuance discount and warrant discount are being amortized, using the effective interest method, over the term of the Growth Term Loan A. Amortization expense was $50,224 and $102,132 for the three and six months ended June 30, 2016, respectively, and $52,512 and $89,032 for the three and six months ended June 2015, respectively, and is included in interest expense in the accompanying condensed statements of operations. The Company has recorded approximately $37,756 and $52,377 of deferred financing costs net of the related debt in the accompanying condensed balance sheets as of June 30, 2016 and December 31, 2015, respectively, in accordance with ASU 2015-03, which was adopted on January 1, 2016. Deferred financing cost amortization expense was $7,190 and $14,621 and $14,322 and $17,830 for the three and six months ended June 30, 2016 and 2015, respectively, and is included in interest expense in the accompanying condensed statements of operations. In addition, in connection with the Growth Term Loan A, the Company issued preferred stock warrants to the lenders exercisable for 2,512,562 shares of Series E redeemable convertible preferred stock (“Series E Stock”) at a price of $0.2189 per share. Upon completion of the Company’s IPO in May 2015, the warrants were automatically converted to common stock warrants exercisable for up to 23,396 shares of common stock at an exercise price of $23.51 per share. The warrants expire on August 22, 2024.

The final fee premium relating to the Growth Term Loan B of $237,500 is being amortized to interest expense, using the effective interest method, over the term of the Growth Term Loan B. In connection with the funding of the Growth Term Loan B, in March 2016, the Company issued Oxford Finance LLC a common stock warrant exercisable for 45,307 shares of common stock at an exercise price of $2.759 per share, and the warrant issued to Silicon Valley Bank automatically became exercisable for an additional 5,317 shares of common stock at an exercise price of $23.51 per share in accordance with the terms of the Growth Term Loan. The fair value of the discount of $122,460, was calculated using the Black-Scholes option pricing model at March 31, 2016. The warrant discount is being amortized to interest expense, using the effective interest method, over the term of the Growth Term Loan B. Amortization for the three and six months ended June 30, 2016 was $21,920 and $21,920. There was no amortization for the three and six months ended June 30, 2015 on Growth Term Loan B discount because the Growth Term Loan B was not outstanding during those periods.

The principal repayments due under the term loan as of June 30, 2016, are as follows:

2016	$2,995,821
2017	6,389,782
2018	5,163,822
Total Growth Term Loan payments	14,549,425
Less discount and deferred financing costs	(402,042)
Plus final fee premium	343,282
Total Growth Term Loan, net	$14,490,665

Convertible Notes

On December 30, 2014, the Company entered into two, separate subordinated convertible promissory note agreements (the “Note Agreements”). The Note Agreements provided that upon a qualified equity financing, pursuant to which the Company raised either through a qualified IPO of common stock or through a qualifying private placement of convertible preferred stock, gross offering proceeds of at least $20,000,000 from the sale of shares to new investors, the outstanding principal amount and all accrued but unpaid interest under convertible notes issued pursuant to the Note Agreements would automatically convert into shares of common stock or preferred stock, whichever was sold in the offering. The number of shares into which the convertible notes were convertible was equal to the outstanding principal and accrued interest divided by the price per share paid by investors purchasing such newly issued equity securities.

Draws under the first Note Agreement in February, March and April 2015 totaled $4.5 million. There were no draws under the second Note Agreement prior to the Company’s IPO in May 2015. The Company recorded a $741,828 discount for the estimated fair value of warrants issued in connection with the debt. Amortization of the Note Agreement discount and deferred financing fees associated with the Note Agreements was $93,262 and $125,268 for the three and six months ended June 30, 2015, respectively, which was included in interest expense in the accompanying condensed statements of operations.

Settlement of Convertible Debt upon IPO Closing

Upon the initial closing of the Company’s IPO in May 2015, all outstanding principal and accrued interest was settled by issuing 324,591 shares of common stock valued at the IPO price of $14.00 for a total of $4.5 million. The Company evaluated the terms of the Note Agreements at inception and concluded that the convertible notes issued thereunder should be accounted for as share settled debt as they fall within the scope of ASC Topic 480, Distinguishing Liabilities from Equity. While the debt issued under the Note Agreements contains multiple events that could trigger settlement at different values, the Company evaluated all of the possible outcomes and considered the qualified IPO outcome to be predominant at more than 50%. The IPO settlement triggering event settles the fixed monetary amount of the debt known at inception with a variable number of shares of common stock based on the price of the common stock at settlement and therefore meets the definition of share settled debt. The Company compared the value of the common stock issued to settle the debt with the carrying amount of the debt at the IPO closing date of May 2015, net of unamortized discount and deferred financing costs, and recorded a loss on settlement of debt of $705,217 in the accompanying condensed statement of operations for the three and six months ended June 30, 2015. The value of the debt adjusted to the value of the common stock paid was reclassified from debt to equity. No such loss on settlement of debt was recorded for the three and six months ended June 30, 2016.

Note 9. Other Agreements

NuvoGen Obligation

The Company entered into an asset purchase agreement in 2001, as amended, with NuvoGen Research, LLC (“NuvoGen”) to acquire certain intellectual property from NuvoGen. The Company accounted for the transaction as an asset acquisition. However, as the intellectual property was determined to not have an alternative future use, the upfront consideration was expensed. In exchange for the intellectual property, the Company issued to NuvoGen 5,587 shares of the Company’s common stock, made fixed payments of $740,000 over the first two years of the agreement and agreed to pay NuvoGen 6% of the Company’s yearly revenue, which would be applied to any fixed payments, until the total aggregate cash compensation paid to NuvoGen under the agreement equaled $15,000,000. Certain terms of the agreement were amended in November 2003, September 2004, November 2012 and February 2014. Pursuant to the latest amendment to the agreement, through 2017, the Company is only required to pay a yearly fixed fee, in quarterly installments, to NuvoGen in the range of $543,750 to $800,000, and may defer any accrued revenue-based payments. Beginning in 2018, the Company will be obligated to pay the greater of $400,000 or 6% of the Company’s applicable annual revenues, plus amounts, if any, deferred in the 2016 and 2017 periods by which 6% of revenue exceeds the applicable fixed fee plus 5% interest on such deferred amounts until the obligation is paid in full. The obligation is currently non-interest bearing and was, but is no longer, secured by certain patents and trademarks.

The Company recorded the obligation at the estimated present value of the future payments using a discount rate of 2.5%, the Company’s estimate of its effective borrowing rate for similar obligations. Unamortized debt discount was $179,154 and $283,621 at June 30, 2016 and December 31, 2015, respectively. Discount accreted during the three and six months ended June 30, 2016 was $52,385 and $104,467, respectively, and $51,180 and $177,751, during the three and six months ended June 30, 2015, respectively.

Pursuant to the closing of the Growth Term Loan A in August 2014 (see Note 8), the Company agreed to accelerate certain minimum payments pursuant to the asset purchase agreement and NuvoGen agreed to terminate its security interest in the originally pledged patents and trademarks. Remaining minimum payments that were otherwise due for 2014, 2015 and the first quarter of 2016, amounting to $868,750 were paid in advance. The acceleration of payments did not significantly change the minimum cash flows and therefore had no significant accounting effect. Payments resumed in the second quarter of 2016, during which time $181,250 was paid to NuvoGen.

The remaining payments due to NuvoGen at June 30, 2016, are, minimally, as follows, although actual payments could be significantly more than provided in the table in 2018 and beyond to the extent that 6% of revenue exceeds $400,000:

2016	$362,500
2017	800,000
2018	400,000
2019	400,000
2020	400,000
2021 and beyond	6,698,743
Total NuvoGen obligation payments	9,061,243
Less discount	(179,154)
Total NuvoGen obligation, net	$8,882,089

Illumina, Inc. Agreement

In October 2014, the Company entered into a development and component supply agreement with Illumina, Inc. for the development and worldwide commercialization by the Company of up to two complete diagnostic gene expression profiling tests for use with Illumina’s diagnostic instruments, using components supplied by Illumina. The Company refers to these diagnostic gene expression profiling tests as in vitro diagnostic (“IVD”) test kits. The IVD test kits may be used in two discrete testing fields chosen by the Company, one or both of which may relate to oncology for breast, lung, lymphoma or melanoma tumors, and up to one of which may relate to transplant, chronic obstructive pulmonary disease, or immunology/autoimmunity. The Company provided notice to Illumina of its first testing selection during the quarter ended March 31, 2015. The Company must provide notice to Illumina of its second selected field, if any, by October 2016.

Following the Company’s selection of the testing field for each IVD test kit, the Company and Illumina have agreed to negotiate a development plan for the development and regulatory approval of the applicable IVD test kit. Illumina has agreed to provide development and regulatory support as part of the plan. Upon mutual agreement of the first development plan in the fourth quarter of 2015, the Company paid Illumina a $100,000 fee. The Company is also required to pay Illumina up to $1.0 million in the aggregate upon achievement of specified regulatory milestones relating to the IVD test kits, though no additional milestones have been reached through June 30, 2016. In addition, the Company has agreed to pay Illumina a single digit percentage royalty on net sales of any IVD test kits that the Company commercializes pursuant to the agreement. Ongoing research and development costs for these programs have been expensed as incurred.

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

In September 2015, the Company entered into a development and professional services agreement with Invetech PTY Ltd. (“Invetech”), for the conduct of research and development of a next generation automated sample library preparation instrument. This instrument is to be a low volume throughput version of the Company’s existing HTG EdgeSeq system technology and is being referred to as Project JANUS.

The agreement requires the execution of a development plan for each stage of the project. Upon full execution and delivery of each development plan, the Company will pay Invetech development fee installments for that development plan. Stage 0 was completed during the second half of 2015. In July 2016, the Company entered into an amendment with Invetech, extending and concluding Stage 1.1 through the end of July 2016 and further suspending Invetech’s project development activities currently in process until the Company makes a decision to resume further external development efforts. Resumption of the external development effort is not expected until early 2017 and will depend upon the prioritization of all of the Company’s development programs. The Invetech agreement remains in effect through completion of all tasks and the Company’s acceptance of all deliverables under each development plan unless terminated earlier as provided for in the agreement.

Research and development expense included in the condensed statements of operations relating to Invetech development fee installments was $1,168,858 and $1,873,158 for the three and six months ended June 30, 2016. There was no Invetech development fee expense for the three and six months ended June 30, 2015 because the agreement with Invetech did not commence until the third quarter of 2015.

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

Pursuant to the agreement, the Company has agreed to obtain its requirements for certain components to be used in the development of HTG Assays from LTC. As such, in March 2016, the Company purchased approximately $250,000 of LTC products and equipment. LTC has agreed to provide support in the Company’s efforts to obtain regulatory approval of the HTG Assays. The Company is required to pay LTC a milestone payment in the mid-six figure dollar range upon certain regulatory achievements for each HTG Assay. In addition, the Company has agreed to pay LTC a single digit percentage royalty on net sales of any HTG Assays that the Company commercializes pursuant to the agreement. No milestone or royalty payments have been accrued or made pursuant to this agreement as of June 30, 2016.

Absent early termination, the initial term of the agreement will expire in March 2021 and thereafter will automatically renew for additional two year terms for as long as the Company continues to develop or sell HTG Assays. Either party may terminate the agreement by written notice delivered to the other party at least 60 days prior to the expiration of any then-current term. Either party may also terminate the agreement (a) upon the other party’s material breach that remains uncured for 30 days, (b) upon the other party’s bankruptcy or (c) upon written notice in the event the party providing notice reasonably determines that continued performance under the agreement would violate any regulatory law, or any other applicable law or regulation or U.S. Food and Drug Administration (“FDA”) guidance.

Bristol-Myers Squibb Agreement

In May 2016, the Company entered into a Collaboration Agreement with Bristol-Myers Squibb (“BMS”) for the development, in collaboration with BMS, of two custom assays based on the Company’s HTG EdgeSeq technology. Following development of each custom assay, at BMS’s request, the Company may also perform sample processing services using such custom assay(s) and/or supply the custom assay(s) to BMS or its third-party subcontractors. Additional custom assay development related to immuno-oncology research may be undertaken pursuant to the agreement in accordance with a mutually acceptable work plan, which is incorporated by written amendment.

BMS paid an initial non-refundable, non-creditable program set-up fee, and has agreed to pay an annual non-refundable, non-creditable project management fee in quarterly installments, as well as a fee for each custom assay developed. Each such fee was or is in the low six-figure range. At BMS’s request, custom assay kits will be supplied and sample processing services will be performed by the Company.

The agreement will expire on May 11, 2019 or, if a project is then ongoing, the date of delivery of the final report for such project. Either party may terminate the agreement upon the other party’s material breach or default in the performance of a material obligation under the agreement or if certain warranties or representations are untrue in any material respect (either a “Default”) and such Default remains uncured for 60 days or such longer period if the Default cannot be cured within 60 days. BMS may terminate a project upon 90 days’ prior written notice to the Company.

The agreement is a multiple-element arrangement under ASC 605-25, Revenue Recognition – Multiple-Element Arrangements. Custom assay development services, custom kit sales and sample processing services were each designated as an option to purchase additional products or services as described under ASC 605-25, and, as such, will not be considered in the initial allocation of contract consideration based on relative selling prices.

Each custom assay development service has three phases and each phase comprises multiple deliverables. Completion of all three phases is required for BMS to derive benefit from the respective deliverables; therefore, the three phases of a custom assay’s development will be combined as one unit of accounting for revenue recognition purposes.

Under ASC 605-25, fixed and determinable contract consideration is allocated to the deliverables with stand-alone value, and revenue is recognized for each such deliverable according to the method appropriate for each deliverable. All of the fixed and determinable contract consideration will be allocated to one deliverable, which is the research and development services culminating in the delivery of two custom assays.

The quarterly project management fees and the initial set-up fee will be recognized as the custom assay development services are performed on a proportional performance basis. Each custom assay development fee will also be recognized on a proportional performance basis as these services are provided, which is consistent with the Company’s policy for deliverables or units of accounting that include milestones. Because they are contingent upon completion of each individual phase of the design project and the decision by BMS to proceed to the next phase and therefore are considered to be substantive milestones, the amount recognized will be limited to that which BMS is contractually obligated to pay upon completion of that phase.

For both the three and six months ended June 30, 2016, $29,562 was recognized as revenue under the agreement, none of which related to milestone payments, under the agreement and $87,952 was recognized as deferred revenue as of June 30, 2016.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(6,851,603)	$(6,452,342)	$(13,878,027)	$(10,540,477)
Accretion of stock issuance costs	—	(10,969)	—	(35,046)
Accretion of discount on Series E warrants	—	(40,146)	—	(127,616)
Series E and D, Convertible Preferred Stock dividends	—	(367,350)	—	(1,165,932)
Net loss attributable to common stockholders	$(6,851,603)	$(6,870,807)	$(13,878,027)	$(11,869,071)
Denominator:
Weighted-average common shares outstanding-basic and diluted	7,018,502	3,973,055	6,952,012	2,163,295
Net loss per share attributable to common stockholders, basic and diluted	$(0.98)	$(1.73)	$(2.00)	$(5.49)

The following outstanding options and warrants were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Six Months Ended June 30,
	2016	2015
Options to purchase common stock	1,055,831	610,090
Common stock warrant	219,723	170,587
Restricted stock units	24,999	—

Note 11. Warrants

In connection with certain of its redeemable convertible preferred stock issuances, convertible debt financings and other financing arrangements, the Company has issued warrants for shares of its common stock and various issues of its redeemable convertible preferred stock.

On August 22, 2014, in connection with the Company’s entry into the Growth Term Loan, the Company issued to the lenders warrants exercisable for an aggregate of 2,512,562 shares of Series E stock at a price of $0.2189 per share. The warrants provide for cashless exercise at the option of the holders, and also contain provisions for the adjustment of the number of shares issuable upon the exercise of the warrant in the event of stock splits, recapitalizations, reclassifications, consolidations or dilutive issuances. In connection with the closing of the Company’s IPO in May 2015, the warrants became exercisable for an aggregate of 23,396 shares of common stock at an exercise price of $23.51 per share. The warrants expire by their terms on August 22, 2024, provided that the warrants will be automatically exercised on a cashless basis upon expiration if not previously exercised if the fair market value of a share of the common stock exceeds the per share exercise price. In connection with the funding of the Growth Term Loan B, in March 2016 the Company issued Oxford Finance LLC a common stock warrant exercisable for 45,307 shares of common stock at an exercise price of $2.759 per share, and the warrant issued to Silicon Valley Bank automatically became exercisable for an additional 5,317 shares of common stock at an exercise price of $23.51 per share in accordance with the terms of the Growth Term Loan (see Note 8).

On December 30, 2014, in connection with the Company’s Note Agreements (see Note 8) the Company agreed to issue warrants (the “Convertible Note Warrants”) exercisable for an aggregate of 9,311,586 shares of Series E Stock at a price of $0.2189 per share, for aggregate consideration of $1,354. The Convertible Note Warrants were issued on January 15, 2015. The warrants provide for cashless exercise at the option of the holders, and also contain provisions for the adjustment of the number of shares issuable upon the exercise of the warrant in the event of stock splits, recapitalizations, reclassifications, consolidations or dilutive issuances. In connection with the closing of the Company’s IPO in May 2015, the Convertible Note Warrants became exercisable for an aggregate of 144,772 shares of common stock at the IPO price of $14.00 per share. The Convertible Note Warrants expire by their terms on January 15, 2022. As the Convertible Note Warrants were issued in conjunction with and in order to establish a lending facility commitment, they were being accounted for as a debt discount to be amortized over the life of the Note Agreements using the effective interest method and as a warrant liability, at fair value, as they were indexed to shares that could be redeemed for cash outside the control of the Company.

The Company’s previously outstanding Series C-1 preferred stock warrants expired upon closing of the IPO as they were not exercised prior to or contemporaneously with the closing of the IPO. As of May 11, 2015, 1,290,350 Series C-1 preferred stock warrants were forfeited and cancelled as they were not exercised prior to the IPO.

In connection with the closing of the Company’s IPO in May 2015, then outstanding Series C-2 preferred stock warrants became exercisable for an aggregate of 1,488 shares of common stock at an exercise price of $24.23 per share. These warrants expired by their terms and without exercise in December 2015.

In connection with the closing of the Company’s IPO in May 2015, the Company issued an aggregate of 6,729 shares of common stock to the holders of Series D preferred stock warrants, and received aggregate cash consideration for such exercise of $1,752.

The following table shows the warrants outstanding by series as of June 30, 2016 and December 31, 2015.

Series of Warrants	Shares of Common Stock Underlying Warrants at June 30, 2016	Shares of Common Stock Underlying Warrants at December 31, 2015	Exercise Price/Share	Expiration Date
Series E redeemable convertible preferred stock warrants	28,713	23,396	23.51	2024
Convertible note warrants	144,772	144,772	14.00	2022
Common stock warrants	931	931	6.45	2019
Common stock warrants	45,307	—	2.76	2026

During the three and six months ended June 30, 2015 the Company recorded a loss of $628,643 and $239,683 respectively, on the change in fair value of the preferred stock and convertible note warrants. The fair value of all preferred stock and convertible note warrants was updated prior to conversion at IPO, with the fair value change being charged to loss from change in stock warrant valuation in the statements of operations. There was no similar loss recorded for the three and six months ended June 30, 2016. The preferred stock warrant liability for outstanding Series C-2, Series D and Series E warrants was reclassified to additional paid-in-capital and recorded as common stock warrants upon the closing of the Company’s IPO. As such, the fair value of the preferred stock warrant liability was $0 at both June 30, 2016 and December 31, 2015.

Note 12. Redeemable Convertible Preferred Stock

On February 4, 2014, the Company entered into the Series E Preferred Stock and Warrant Purchase Agreement (the “Series E Agreement”) authorizing the sale and issuance of up to 99,132,024 shares of its Series E Stock for $0.2189 per share and warrants (the “Series E Warrants”) to purchase up to an aggregate of 33,044,008 shares of Series E Stock at an exercise price of $0.001 per share. Pursuant to the Series E Agreement, up to 49,566,012 shares of Series E Stock together with Series E Warrants to purchase up to an aggregate of 16,522,004 shares of Series E Stock would be offered at one or more closings of a first tranche and the remainder of which would be offered in a second tranche.

In connection with the Series E Preferred Agreement, the Company’s authorized shares were increased to 600,000,000 shares of Common Stock and 472,083,383 shares of Preferred Stock.

On February 4, 2014 the Company issued 34,099,476 shares of Series E Stock pursuant to the Series E Agreement at a price per share of $0.2189 per share. Along with the shares of Series E Stock, one Series E Warrant was issued for every three shares of Series E Stock purchased with a purchase price of $0.0001 per Series E Warrant and an exercise price of $0.001 per share of Series E Stock for a total of 11,366,486 Series E Warrants. Each Series E Stock purchaser was required to exercise the Series E Warrant in a simultaneous transaction with the purchase of shares of Series E Stock. The Company received aggregate gross proceeds of $7,476,879 from these issuances.

On March 31, 2014, pursuant to a rights offering, the Company issued 354,062 shares of Series E Stock pursuant to the Series E Agreement at a price per share of $0.2189 per share. Along with the shares of Series E Stock, one Series E Warrant was issued for each three shares of Series E Stock purchased with a purchase price of $0.0001 per Series E Warrant and an exercise price of $0.001 per share of Series E Stock for a total of 118,017 Series E Warrants. Each Series E Stock purchaser was required to exercise the Series E Warrant in a simultaneous transaction with the purchase of shares of Series E Stock. The Company received aggregate proceeds of $77,634 for these issuances. The Series E Agreement provided for a second tranche on or before November 30, 2014, contingent upon the achievement of certain milestones.

It was determined that, given the nominal strike price of the Series E Warrants and the fact that the Series E Preferred Warrants were required to be exercised immediately upon issuance, the per share value of the Series E Warrants would be similar to the effective per share value of the Series E Stock, or $0.1645 per share.

The second closing under the Series E Agreement, originally scheduled to occur on or before November 31, 2014, was replaced by an alternative financing in the form of subordinated convertible notes as discussed further in Note 8.

The Series A/B/C/D Stock and Series E Stock had a par value of $0.001 per share.

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

The shares of Series A/B/C/D Stock and Series E Stock historically had the right to redemption of their respective class of shares on a date beginning not prior to February 2019 (the “Series E Preferred Stock Redemption Date”). In order to affect each respective redemption, the holders of at least 60% of the voting power of the then outstanding shares of Series D Stock or Series E Stock needed to vote in favor of a Series D or Series E Stock redemption and provide written notice to the Company at lease sixty days prior to the Series E Preferred Stock Redemption Date of such election. The holders of at least a majority in the voting power of the then outstanding shares of the Series A/B/C Stock could then vote in favor of a Series A/B/C Stock redemption, respectively. The holders of at least 66 2/3% of the voting power of the then outstanding shares of Series A Redeemable Convertible Preferred Stock (“Series A Stock”) could then vote in favor of a Series A Stock redemption. The Series D Stock and Series E Stock redemption value was equal to the Series D Stock and Series E Stock original issue price per share (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like) plus all dividends declared but unpaid thereon together with any accruing dividends accrued but unpaid thereon, whether or not declared with respect to such shares. The Series A/B/C/D and Series E Stock redemption value was equal to the respective series original issue price per share (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like) plus all accrued and unpaid dividends with respect to such shares. If the Company did not have sufficient funds or other assets legally available to redeem all shares to be redeemed at any redemption date, it was to redeem as applicable (i) pro rata to Series E Stock, until all shares were redeemed, (ii) pro rata to Series D Stock until all shares were redeemed, (iii) pro rata to Series C Stock, until all shares were redeemed, (iv) pro rata to Series A Stock and Series B Stock, until all shares were redeemed. If any shares to be redeemed remained outstanding, the Company was to redeem the remaining shares in accordance with the previous sentence as soon as sufficient funds were legally available. Due to the redemption feature, the preferred shares were historically recorded as mezzanine equity.

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

The Company has historically accounted for the Series E Warrants as liabilities as such warrants were indexed to shares that could be redeemed for cash outside the control of the Company. The Company allocated the total proceeds first to the Series E Warrants based on their fair value of approximately $1,890,000 and the remainder amounting to approximately $5,665,000 of the proceeds allocated to the Preferred Shares. The fair value of the Series E Warrants was estimated to approximate the fair value of the Series E Stock because of their nominal price. The amount allocated to the Series E Warrants represented a discount to the Preferred Shares and was being accreted using the effective interest method up to the redemption amount from the respective issuance date to redemption date of five years. Accretion for the three and six months ended June 30, 2016 was $0, and accretion for the three and six months ended June 30, 2015 was approximately $40,000 and $128,000, respectively. Upon immediate exercise of the Series E Warrants, the amount recorded as warrant liability was reclassified to Preferred Shares, and issuance costs of $48,384 which had been allocated to the warrants were expensed. The Company was not accreting to the amount resulting from additional liquidation preference rights under the agreement because they were not considered probable at initial recording or at any point between then and May 2015 IPO. The Company additionally analyzed the issuance of Series E Warrants with the Series E Stock, noting there was no resulting beneficial conversion feature. Following the IPO, all outstanding warrants previously exercisable for preferred stock became exercisable for common stock. The previously reported warrant liability associated with the convertible warrants was applied to additional paid-in-capital.

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

Note 13. Stockholders’ Equity

Common Stock

The Company amended its certificate of incorporation on May 11, 2015, to decrease the number of authorized shares of common stock from 600,000,000 to 200,000,000 shares. The 200,000,000 authorized shares of common stock have a par value of $0.001 per share. As of June 30, 2016, 7,052,353 and 7,050,957 shares were issued and outstanding, respectively. As of December 31, 2015, 6,845,638 and 6,844,242 shares were issued and outstanding, respectively.

Preferred Stock

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock, each having a par value of $0.001. The preferred stock may be issued from time to time in one or more series with the authorization of the Company’s board of directors, with such voting, conversion and other rights and preferences as the board of directors may determine. No shares of preferred stock have been issued to date.

Stock-based Compensation

2014 Equity Incentive Plan

As of June 30, 2016, there were 546,679 shares available for issuance under the 2014 Plan and options to purchase 1,055,831 shares of common stock were outstanding, including 510,994 options that were fully vested. As of June 30, 2016, there was total unrecognized compensation expense of $1,030,377 related to unvested stock options, which the Company expects to recognize over a weighted-average period of approximately 2.81 years.

In April 2016, in connection with the severance of an employee, the Company accelerated the vesting of 8,957 unvested stock options, as well as the period following termination whereby all of the employee’s vested stock options, including those accelerated as part of the severance agreement, could be exercised for a two year period from the termination date. As a result of this modification, the Company recorded incremental stock-based compensation expense of approximately $13,500 for the three and six months ended June 30, 2016.

A summary of the Plans’ stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2015	736,645	$4.18	7.5	$947,794
Granted	359,125	2.51
Exercised	(996)	2.15
Forfeited	(38,943)	5.49
Balance at June 30, 2016	1,055,831	3.56	8.0	$343,795
Vested and expected to vest at June 30, 2016	971,922	3.44	7.8	$323,258
Exercisable at June 30, 2016	510,944	3.44	6.7	$204,409

The Company issued 27,500 restricted stock units (“RSUs”) in the year ended December 31, 2015 at a weighted average grant date fair value of $5.45. The RSUs vested 100% on March 31, 2016. The Company issued an additional 30,061 RSUs during the quarter ended June 30, 2016 at a weighted average grant date fair value of $3.38. 4,062 of the RSUs vested upon grant in April 2016 and an additional 1,000 of the RSUs vested upon grant in May 2016. The Company expects to recognize compensation expense for the additional 24,999 shares granted in May 2016 over the remaining service period for this grant of approximately 3.5 years. Compensation expense of $18,593 and $81,245 was recognized relating to the RSUs for the three and six months ended June 30, 2016. Unrecognized compensation expense related to the remaining RSUs was $33,263 at June 30, 2016.

The stock-based compensation expense recorded in the condensed statements of operations for the three and six months ended June 30, 2016 was $152,088 and $322,136, respectively, and $70,000 and $146,548 for the three and six months ended June 30, 2015, respectively.

2014 Employee Stock Purchase Plan

In April 2015, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan (“ESPP”), which became effective in May 2015. Initially, the ESPP authorized the issuance of up to 110,820 shares of common stock pursuant to the purchase rights granted to the Company’s employees or to employees of the Company’s designated affiliates. The number of shares of common stock reserved for issuance automatically increased in accordance with the plan by 68,442 on January 1, 2016. The ESPP enables participants to contribute up to 15% of such participant’s eligible compensation during a defined period (not to exceed 27 months) to purchase common stock of the Company. The purchase price of common stock under the ESPP will be the lesser of: (i) 85% of the fair market value of the Company’s common stock on the first date of an offering or (2) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. 39,978 shares of stock have been purchased under the ESPP since its initiation in January 2016 at a weighted average price per share of $2.54.

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

Leases

The Company leases office and laboratory space under two non-cancelable operating leases in Tucson, Arizona. The Company amended its facilities leases in August 2015 to extend the terms for approximately five years and to undergo leasehold improvements to expand and improve its existing research, development, operations and administration office facilities. The lease amendment includes an increase of $804,000 in total monthly rent over the remaining term of the leases. The landlord constructed certain leasehold improvements as an incentive to extend the leases. The total cost of the improvements constructed by the landlord of $710,000 was capitalized when the construction was completed in February 2016, and is being depreciated over the remaining term of the lease agreement. The incentive of $710,000 has been recognized as deferred rent within other current liabilities and other liabilities on the condensed balance sheets, and is being accreted at $11,833 per month over the lease term as a reduction of rent expense.

As a result of the amendments, the Company’s remaining minimum annual real estate lease payments before common area maintenance charges as of June 30, 2016 are as follows:

2016	$253,974
2017	510,125
2018	512,533
2019	514,977
2020	517,457
2021 and beyond	43,139
$2,352,205

As of June 30, 2016, the Company also has capital lease commitments consisting of $158,000 of leases for computer equipment varying in length from 36 to 48 months and an equipment financing arrangement of approximately $43,000 with a vendor that expires in December 2017 that have not been included in the minimum lease payments schedule above.

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

Product Warranty

The following is a summary of the Company’s general product warranty liability for the six months ended June 30, 2016:

Warranty reserve, January 1, 2016	$20,213
Cost of warranty claims	(32,760)
Warranty accrual	49,024
Warranty reserve, June 30, 2016	$36,477

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

The Company applies a two-step approach to recognizing and measuring uncertain tax positions. The Company evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The term “more likely than not” means a likelihood of more than 50 percent. Otherwise, the Company may not recognize any of the potential tax benefit associated with the position. The Company recognizes a benefit for a tax position that meets the “more likely than not” criterion at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon its effective resolution. Unrecognized tax benefits involve management’s judgment regarding the likelihood of the benefit being sustained. The final resolution of uncertain tax positions could result in adjustments to recorded amounts and may affect the Company’s results of operations, financial position and cash flows. The Company has not identified any uncertain tax positions at June 30, 2016 or December 31, 2015.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at June 30, 2016 and December 31, 2015, respectively, and has not recognized interest or penalties of significance during the three and six months ended June 30, 2016 and 2015, respectively, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within in the next 12 months.

The Company has established a valuation allowance against the entire tax asset. As a result, the Company does not recognize any tax benefit until it is in a taxpaying position and, therefore, more likely to realize the tax benefit. Past and subsequent equity offerings by the Company, and other transactions that have an impact on the Company’s ownership structure, may trigger Sections 382 and 383 provisions of the Internal Revenue Code of 1986, as amended, on special limitations on net operating losses and credits following ownership change. Such limitations may limit or eliminate the potential future tax benefit to be realized by the Company from its accumulated net operating losses and research and development credits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto for the year ended December 31, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 24, 2016. This discussion and analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward looking statements include, but are not limited to, statements about:

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
•

our strategic relationships, including with holders of intellectual property relevant to our technologies, manufacturers of next generation sequencing, or NGS, instruments and consumables, manufacturers and distributors of our products, and third parties who conduct our clinical studies;

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

In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions. These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this filing and are subject to risks and uncertainties. We discuss many of these risks in greater detail in Part II, Item 1A - “Risk Factors” and elsewhere in this filing. You should carefully read the “Risk Factors” section of this filing to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. These statements, like all statements in this report, speak only as of their date, and except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

Our HTG Edge system is capable of running both our original, plate-based chemistry, which quantifies RNA using our plate reader included with the system, and our HTG EdgeSeq chemistry, which is detected using NGS instrumentation provided by the end user. We have the flexibility to provide the HTG Edge instrument without our plate reader or a dedicated HTG EdgeSeq system for those customers whose focus is NGS readout of our HTG EdgeSeq chemistry. We also plan to launch a new version of our HTG EdgeSeq system that will target the low-throughput lab market. This program, referred to as “Project JANUS”, is expected to increase our addressable market by enabling efficient molecular profiling of smaller quantity batches of samples. Due to other high value projects that we expect to provide greater short term benefits, we have decided to temporarily suspend Project JANUS and redeploy our resources toward these projects. We remain committed to Project JANUS and the development of an HTG EdgeSeq system that will target the low-throughput lab market, and expect to establish an updated timeline for completion of the project later this year.

Our innovative platforms and menu of molecular profiling panels are being utilized by a wide range of customers including biopharmaceutical companies, academic institutions and molecular labs to simultaneously analyze a comprehensive set of molecular information from valuable clinical samples and substantially improve the lab’s workflow efficiency. We currently market several proprietary molecular profiling panels that address the needs of customers in translational research, biopharmaceutical biomarker and potentially companion diagnostics. In addition, we have a focused development pipeline that includes planned panels for translational research, drug development and molecular diagnostics. Our product strategy is to build complete profiling panels of established and emerging molecular targets for broader and disease-specific approaches.

We have incurred significant losses since our inception, and we have never been profitable. We incurred net losses of $6.9 million and $13.9 million for the three and six months ended June 30, 2016, respectively, and net losses of $6.5 million and $10.5 million for the three and six months ending June 30, 2015, respectively. As of June 30, 2016, we had an accumulated deficit of $103.4 million and we had available cash and cash equivalents totaling approximately $7.5 million and investments in highly liquid corporate and government debt securities totaling $15.4 million.

Recent Developments

In May 2016, we entered into a multi-year Collaboration Agreement with Bristol-Myers Squibb, or BMS, to develop, in collaboration with BMS, custom molecular profiling assays that utilize the NGS-based HTG EdgeSeq system as a tool to support BMS’s translational research activities.

In July 2016, we announced an agreement with Firalis S.A. to develop an NGS-based theranostic tool to predict patient response to anti-TNF-alpha therapies to allow for improved patient management in the treatment of rheumatoid arthritis, or RA. Under the agreement, we have agreed to supply instrumentation and reagents to support Firalis’ development, validation and clinical deployment of a biomarker assay to predict treatment response in RA, using the NGS-based HTG EdgeSeq system.

In the second quarter of 2016, we announced our Tucson-based VERI/O laboratory service, offering laboratory support services for our biopharmaceutical company customers in biomarker research and companion diagnostic development. The VERI/O laboratory service formalizes and expands our traditional service offerings, including molecular profiling of retrospective cohorts to support development of targeted and immuno-oncology therapies, building custom research use only, or RUO, assays to support early stage clinical programs, and developing investigational use only, or IUO, companion diagnostic assays for use in Phase 3 registration trials.

In May 2016, we appointed Donnie M. Hardison, a seasoned leader with extensive clinical diagnostic experience, to our board of directors.

In July 2016, we received CE/IVD marking for our HTG EdgeSeq DLBCL Cell of Origin Assay, allowing for the commercialization of this diagnostic assay in Europe.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Revenue:
Product	$577,127	$648,347	$(71,220)	$1,177,317	$1,375,785	$(198,468)
Service	1,318,689	51,000	1,267,689	1,583,731	113,292	1,470,439
Other	—	91,204	(91,204)	—	325,789	(325,789)
Total revenue	1,895,816	790,551	1,105,265	2,761,048	1,814,866	946,182
Cost of revenue	932,976	834,949	98,027	1,776,446	1,729,575	46,871
Gross margin	962,840	(44,398)	1,007,238	984,602	85,291	899,311
Operating expenses:
Selling, general and administrative	4,712,637	3,726,490	986,147	9,406,345	7,165,759	2,240,586
Research and development	2,611,591	953,222	1,658,369	4,605,692	1,641,437	2,964,255
Total operating expenses	7,324,228	4,679,712	2,644,516	14,012,037	8,807,196	5,204,841
Operating loss	(6,361,388)	(4,724,110)	(1,637,278)	(13,027,435)	(8,721,905)	(4,305,530)
Other income (expense)
Loss from change in stock warrant valuation	—	(628,643)	628,643	—	(239,683)	239,683
Interest expense	(538,889)	(476,071)	(62,818)	(931,346)	(955,448)	24,102
Interest income	31,092	11,065	20,027	66,571	11,142	55,429
Loss on settlement of convertible debt	—	(705,217)	705,217	—	(705,217)	705,217
Other	18,442	70,634	(52,192)	18,442	70,634	(52,192)
Total other income (expense)	(489,355)	(1,728,232)	1,238,877	(846,333)	(1,818,572)	972,239
Net loss before income taxes	$(6,850,743)	$(6,452,342)	$(398,401)	$(13,873,768)	$(10,540,477)	$(3,333,291)

Revenue

We generate revenue from the sale of our HTG Edge and HTG EdgeSeq platforms, including our HTG Edge and HTG EdgeSeq systems, our proprietary consumables and related services, such as sample processing and custom assay development for bio pharmaceutical companies. Consumables consist primarily of our molecular profiling panels, which we also refer to as assays or tests. Revenue for the three months ended June 30, 2016 increased by 140% to $1.9 million compared with $0.8 million for the three months ended June 30, 2015. Total revenue for the six months ended June 30, 2016 increased by 52% to $2.8 million compared with $1.8 million for the six months ended June 30, 2015. The revenue increases in both periods were primarily the result of increased demand for sample processing by our biopharmaceutical company customers, a trend that we expect to continue in future periods. This has been enabled with the commencement of the BMS Collaboration Agreement and the introduction of our VERI/O laboratory service in the second quarter of 2016. Product and service revenue increased 85% to $2.8 million for the six months ended June 30, 2016 compared with product and service revenue of $1.5 million for the six months ended June 30, 2015. Revenue for the six months ended June 30, 2015 included grant revenue which ended in June of 2015.

Product revenue

          Product revenue includes revenue from the sale of instruments and consumables. Total product revenue for the three and six months ended June 30, 2016 was $0.6 million and $1.2 million, respectively, compared with $0.6 million and $1.4 million for the three and six months ended June 30, 2015, respectively. Instrument revenue for the three and six months ended June 30, 2016 was $3,000 and $82,000, respectively, compared with $56,000 and $260,000 for the three and six months ended June 30, 2015, respectively. Consumables revenue was nearly equivalent at $0.6 million and $1.1 million for the three and six months ended June 30, 2016 and 2015, respectively. We experienced a slight decrease in product revenue in 2016 compared to 2015. While capital conversions have been below plan for the first half of 2016, this decrease is also attributable to a focus on pharmaceutical customers whose preference has been to access our technology via services. In addition, we experienced a reduction in consumable sales to a single customer from 2015 to 2016 upon the customer’s completion of a large retrospective sample analysis project in 2015. While this customer continues to place orders for our miRNA panel, their 2016 volume has been well below 2015 levels. Despite a reduction in sales to this single customer, our total consumable sales revenue was relatively consistent for both periods reflecting volume growth from other customers. We expect to see growth in our product revenue for the remainder of 2016 and into the future, but expect our revenue mix to continue to be weighted toward biopharmaceutical service revenue until we enter the diagnostic market.

Service revenue

Service revenue, consisting primarily of sample processing for biopharmaceutical company customers increased to $1.3 million and $1.6 million for the three and six months ended June 30, 2016, respectively, compared with $51,000 and $113,000 for the three and six months ended June 30, 2015, respectively. Service revenue reflects our success entering into and expanding our biopharmaceutical collaborations. Our increasing service revenue is the direct result of biopharmaceutical companies who have chosen the HTG EdgeSeq system for use in their drug development programs. These biopharmaceutical service revenues have and are expected to yield gross margins that are consistent with our gross margin objectives and that are in line with our product margins. For the remainder of 2016, we expect our service revenue to increase in both absolute dollars and as a percentage of total revenue compared with our 2015 service revenue primarily as a result of increased demand from our biopharmaceutical company customers.

Other revenue

Other revenue was $0 for the three and six months ended June 30, 2016, respectively, compared with $91,000 and $326,000 for the three and six months ended June 30, 2015, respectively. Other revenue consisted of grant funding provided by the U.S. National Institute of Health, or NIH, for a Phase 2 grant that was completed in June 2015.

Cost of revenue

Cost of revenue increased by $98,000, or 12%, and $47,000, or 3% in the three and six months ended June 30, 2016, respectively, compared with the three and six months ended June 30, 2015. Overall cost of revenue increased from 2015 to 2016, driven primarily by our 140% and 52% increases in revenue for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015. Our gross margin has increased to 50.8% and 35.7% for the three and six months ended June 30, 2016, respectively, when compared with the same period in 2015, driven primarily by strong standard product margins for our consumables and biopharmaceutical service work in the first half of 2016. Because of our largely fixed manufacturing costs, we anticipate further improvement in our overall gross margin as our product and service revenue continue to increase, further absorbing these fixed costs, which include increased rental costs incurred in our recent improvement and expansion of our dedicated manufacturing and operations space.

Research and development expenses

Research and development expenses were $2.6 million and $4.6 million for the three and six months ended June 30, 2016, respectively, compared with $1.0 million and $1.6 million for the three and six months ended June 30, 2015, respectively. These increases were driven by research and development headcount growth and other direct costs to obtain FDA approval for our first IVD panel and the HTG EdgeSeq system, Project JANUS and menu expansion programs. Specifically, Project JANUS development costs of $1.2 million and $1.9 million for the three and six months ended June 30, 2016 comprise the largest portion of this period over period increase. We expect our research and development expenses to decrease in the second half of 2016 relative to the first half of the year. Though we expect to continue to incur expenses towards our initial FDA approval, we expect costs relating to our Project JANUS instrument program to be lower in the second half of the year as we incur lower external development costs.

Selling, general and administrative expenses

Selling, general and administrative expenses were $4.7 million and $9.4 million for the three and six months ended June 30, 2016, respectively, compared with $3.7 million and $7.2 million for the three and six months ended June 30, 2015, respectively. The increase in both periods was driven primarily by higher sales and marketing costs related to a reorganization of our commercial sales team, expansion of marketing efforts to accelerate market adoption of our products and commissions on increased revenue generated in 2016. In addition, our general and administrative costs increased by $0.1 million and $0.8 million for the three and six months ended June 30, 2016 when compared with the three and six months ended June 30, 2015, due to increases legal and professional fees, non-cash stock-based compensation expense and director and officer insurance premiums, all related to being a public company. We anticipate that selling, general and administrative expenses for the second half of 2016 will remain consistent with the level in the first half of 2016 as we continue to focus on commercialization of our products and services both domestically and in Europe. We do, however, anticipate some change in the components of these costs as we continue to shift the focus of our sales and marketing efforts toward biopharmaceutical customers in both the United States and Europe.

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

Interest expense and loss on settlement of convertible debt

Interest expense decreased to $0.5 million and $0.9 million for the three and six months ended June 30, 2016, respectively, as compared with $0.5 million and $1.0 million in the three and six months ended June 30, 2015, respectively. The decrease related primarily to the accretion of interest and financing cost related to the convertible notes financing in the three and six months ended June 30, 2015.

For the three and six months ended June 30, 2015, our remaining convertible note debt discount and deferred financing costs relating to the convertible note totaling $0.7 million were charged to loss on settlement of convertible debt with the issuance of common stock in settlement of the convertible notes and related accrued interest with the completion of the IPO.

There were no convertible notes outstanding for the three and six months ended June 30, 2016.

Cash Flows for the Six Months Ended June 30, 2016 and 2015

The following table summarizes the primary sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$(12,931,641)	$(10,197,229)
Investing activities	13,697,783	(33,322,137)
Financing activities	3,450,368	51,076,995
Increase in cash and cash equivalents	$4,216,510	$7,557,629

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2016 was $12.9 million and reflected (i) the net loss of $13.9 million, (ii) net non-cash items of $1.6 million, consisting primarily of depreciation and amortization of $0.7 million, amortization of the discount on the NuvoGen obligation and of the discount, final payment premium and deferred financing costs on the growth term loan of $0.4 million, share-based compensation of $0.3 million, a provision for excess inventory of $0.2 million, and accrued interest on available-for-sale securities of $0.1 million, and (iii) a net cash inflow from changes in balances of operating assets and liabilities of $0.7 million, consisting primarily of increase in accounts receivable due to the increase in service revenue generated though the second quarter of 2016, partially offset by increased accounts payable primarily relating to the research and development project expenses payable at June 30, 2016.

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

Investing Activities

Net cash provided by investing activities of $13.7 million for the six months ended June 30, 2016 was comprised of available-for-sale securities activities, including maturities of $18.7 million and purchases of $3.4 million of available-for-sale securities during the period. Our investing activities for the six months ended June 30, 2015 were comprised primarily of the purchase of $32.9 million of available-for-sale securities with proceeds from our IPO in May 2015.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 consisted primarily of $5.0 million in proceeds from the draw of our growth term loan B availability in March 2016 to fund ongoing business operations, partially offset by $1.5 million in payments on the outstanding growth term loan balance which began in April 2016.

Net cash provided by financing activities for the six months ended June 30, 2015 included $47.7 million proceeds from our initial public offering, partially offset by $1.0 million deferred offering costs incurred in the period, and $4.5 million in proceeds from convertible notes.

Liquidity and Capital Resources

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock, the incurrence of debt and cash received from product sales, services revenue and other income. Through June 30, 2016, we had received net proceeds of $52.9 million from the issuances of preferred stock, including preferred stock issued on conversion of promissory notes, $45.4 million of net proceeds from the issuance of our common stock, $0.8 million in proceeds from a prior term loan, approximately $7.7 million in grants, $15.6 million from our growth term loan (net of $0.4 million original issue discount), $4.5 million from convertible note issuances and $34.1 million from service and product revenue. As of June 30, 2016, we had $22.9 million in cash, cash equivalents and short-term available-for-sale investments and $23.6 million of debt outstanding on our growth term loan payable, NuvoGen obligation and capital lease obligations. Amounts due on the convertible notes as well as the related accrued interest were automatically converted into 324,591 shares of our common stock in connection with the initial closing of our IPO in May 2015.

We have had recurring operating losses and negative cash flows from operations since inception, and we have an accumulated deficit of approximately $103.4 million as of June 30, 2016.

On May 11, 2015, we completed the initial closing of our IPO, in which we sold 3,570,000 shares of our common stock at a price of $14.00 per share, which excluded the underwriters’ exercise of their over-allotment option. We received additional net proceeds of approximately $1.3 million from the sale of 90,076 additional shares of our common stock at $14.00 per share pursuant to the partial exercise by the underwriters of their over-allotment option, resulting in total net proceeds raised in the IPO of approximately $45.4 million after deducting underwriting discounts and commissions and other offering expenses payable by us.

In August 2014, we entered into an asset-secured growth capital term loan with Oxford Finance, LLC and Silicon Valley Bank. We borrowed the first tranche of the term loan in the amount of $11.0 million in August 2014 and the second tranche of the term loan in the amount of $5.0 million in March 2016. The first and second tranches of the term loan accrue interest annually at 8.5% and 8.75%, respectively and mature on September 1, 2018. The term loan was payable in monthly interest-only payments until April 1, 2016, following which date we became obligated to make equal monthly payments consisting of principal and interest amortized over the remaining term of the loan. Payments under the loan could result in a significant reduction of our working capital.

Funding Requirements

We will need to raise additional capital to support product development and commercialization activities related to our current and future products, repay our debt obligations as they become due and fund our other operating activities. Future funding requirements will depend on a number of factors, including the cost and timing of establishing additional sales, marketing and distribution capabilities, the ongoing cost of research and development activities, the cost and timing of regulatory clearances and approvals, the effect of competing technology and market developments, the nature and timing of companion diagnostic development collaborations we may establish, and the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions. Our estimates of the amount of cash necessary to fund our operations may prove to be wrong, and we could exhaust our available financial resources faster than anticipated.

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

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have had recurring operating losses and negative cash flows from operations since our inception and have an accumulated deficit of approximately $103.4 million, which, without additional financing in the interim, raises substantial doubt about our ability to continue as a going concern. As of June 30, 2016, we had available cash, cash equivalents and investments in short term available-for-sale securities of approximately $22.9 million. In order to continue as a going concern, we believe that we will need to raise additional equity or debt capital in the future until our revenue reaches a level sufficient to provide for self-sustaining cash flows. There can be no assurance that additional equity or debt financing will be available on acceptable terms, or at all, or that our revenue will reach a level sufficient to provide for self-sustaining cash flows. Our financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Contractual Obligations

As of June 30, 2016, there have been no material changes to our contractual obligations and commitments outside of the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K filed with the SEC on March 24, 2016 other than contractual obligations associated with our $5.0 million growth term loan draw in March 2016.

Off-Balance Sheet Arrangements

Through June 30, 2016, we have not entered into any off-balance sheet arrangements as defined by applicable SEC regulations.

Recent Accounting Pronouncements

See Note 2. Basis of Presentation – Recent Accounting Pronouncements in the notes to the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q.

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

There were no changes in our significant accounting policies and estimates during the six months ended June 30, 2016 from those set forth in “Critical Accounting Policies and Significant Judgments and Estimates” in our December 31, 2015 Annual Report on Form 10-K filed with the SEC on March 24, 2016.

Emerging Growth Company Status

We are an emerging growth company as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks, including charge in commodity prices and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. Prices for our products are largely denominated in U.S. dollars and, as a result, we do not face significant risk with respect to foreign currency exchange risks.

Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly as it relates to our investment in money market funds and debt securities. We had cash and cash equivalents of $7.5 million at June 30, 2016, which consist of money market funds. Such interest-bearing instruments carry a degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Our debt is at fixed interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements. Our investments in available-for-sale securities are at some risk for losses from possible volatility in the market. However, our investments are in a low risk portfolio comprised of U.S. Treasuries, U.S. government sponsored agency obligation and high credit quality corporate debt securities which have an average credit rating of AA. We do not anticipate exposure to significant market risk based upon our conservative investment policy.

As we continue to expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Historically a majority of our revenue has been denominated in U.S. dollars, although we sell our products and services directly in certain markets outside of the United States denominated in local currency, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. The effect of a 10% adverse change in exchange rates on foreign denominated receivables and payables would not have a material impact on our results of operations during the periods presented. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to potentially greater fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any foreign currency hedging contracts, although we may do so in the future.

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

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are in the very early stages of the costly and challenging process of compiling the systems and processing documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act. We are not currently required to comply with, and we cannot be certain when we will be able to implement when required the requirements of, Section 404 of the Sarbanes-Oxley Act.

We continue to review, document and test our internal control over financial reporting.

We must perform system and process evaluation and testing of our internal controls over financial reporting, to allow management to report on the effectiveness of our internal controls over financial reporting commencing with our Annual Report on Form 10-K for the year ended December 31, 2016, as required by Section 404 of the Sarbanes-Oxley Act.

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

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following information about these risks, as well as the other information in this report, before deciding to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. We have marked with an asterisk (*) those risk factors that did not appear as separate risk factors in, or reflect changes to the similarly titled risk factors included in our Annual Report on Form 10-K filed with the SEC on March 24, 2016.

Risks Related to our Business and Strategy

We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.*

We have incurred losses since our inception and expect to incur losses in the future. We incurred net losses of $6.9 million and $13.9 million for the three and six months ended June 30, 2016, respectively, and net losses of $6.5 million and $10.5 million for the three and six months ending June 30, 2015, respectively. As of June 30, 2016, we had an accumulated deficit of $103.4 million. We expect that our losses will continue for the foreseeable future as we will be required to invest significant additional funds to support product development, including development of our next generation instrument platforms, development of our new HTG EdgeSeq assay panels, including our initial IVD assay, and the commercialization of our HTG Edge and HTG EdgeSeq systems and our proprietary consumables. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities, expanding our staff to sell and support our products, and the increased administrative costs associated with being a public company. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

We might not be able to continue as a going concern absent our ability to raise additional equity or debt capital.*

This Quarterly Report on Form 10-Q for the period ended June 30, 2016, includes disclosures stating that our recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. We have had recurring operating losses and negative cash flows from operations since inception, and we have an accumulated deficit of approximately $103.4 million as of June 30, 2016. As of June 30, 2016, we had available cash, cash equivalents and investments in short and long term available-for-sale securities of approximately $22.9 million. In order to continue as a going concern, we will need to raise additional capital until our revenue reaches a level sufficient to provide for self-sustaining cash flows. There can be no assurance that additional equity or debt financing will be available on acceptable terms, or at all, or that our revenue will reach a level sufficient to provide for self-sustaining cash flows. The financial statements included in this report do not include any adjustments that might result from the outcome of these uncertainties. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

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

Payments under the instruments governing our indebtedness may reduce our working capital. In addition, a default under our term loan agreement could cause a material adverse effect on our financial position.*

In August 2014, we entered into a $16.0 million term loan agreement with Oxford Finance LLC and Silicon Valley Bank, who we collectively refer to as the lenders. Under the terms of the term loan agreement, the lenders initially provided us with a term loan of $11.0 million. In March 2016, we borrowed the remaining $5.0 million pursuant to the term loan agreement. The loan, which is secured by a lien covering substantially all of our assets, excluding patents, trademarks and other intellectual property rights (except for rights to payment related to the sale, licensing or disposition of such intellectual property rights) and certain other specified property, required us to pay interest-only payments through April 1, 2016, and requires principal and interest payments thereafter through September 2018. Payments under the term loan agreement could result in a significant reduction of our working capital.

Pursuant to the terms of an asset purchase agreement with NuvoGen Research, LLC, or NuvoGen, pursuant to which we acquired certain intellectual property, we agreed to pay NuvoGen the greater of $400,000 or 6% of our yearly revenue until the total aggregate cash compensation paid to NuvoGen under the agreement equals $15.0 million. To date, we have paid NuvoGen approximately $5.8 million. We paid our fixed fees for 2015 and the first quarter of 2016 in advance. In April 2016, we resumed quarterly fee payments. For the remainder of 2016 and 2017, we are required to pay a yearly fixed fee, in quarterly installments, to NuvoGen in the range of $543,750 to $800,000, and may defer the accrued revenue-based payments, if any. Beginning in 2018, we are again obligated to pay the greater of $400,000 or 6% of our annual revenue plus amounts, if any, deferred in the 2016 and 2017 periods by which 6% of revenue exceeds the applicable fixed fee plus 5% interest on any such deferred amounts until the obligation is repaid in full. Payments to NuvoGen could result in a significant reduction in our working capital.

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

These restrictions could inhibit our ability to pursue our business strategies. If we default under our obligations under the term loan agreement, the lenders could proceed against the collateral granted to them to secure our indebtedness or declare all obligation under the term loan agreement to be due and payable. In certain circumstances, procedures by the lenders could result in a loss by us of all of our equipment and inventory, which are included in the collateral granted to the lenders. If any indebtedness under the term loan agreement were to be accelerated, there can be no assurance that our assets would be sufficient to repay in full that indebtedness. In addition, upon any distribution of assets pursuant to any liquidation, insolvency, dissolution, reorganization or similar proceeding, the holders of secured indebtedness will be entitled to receive payment in full from the proceeds of the collateral securing our secured indebtedness before the holders of other indebtedness or our common stock will be entitled to receive any distribution with respect thereto.

We may incur additional indebtedness in the future. The debt instruments governing such indebtedness may contain provisions that are as, or more, restrictive than the provisions governing our existing indebtedness under the term loan agreement. If we are unable to repay, refinance or restructure our indebtedness when payment is due, the lenders could proceed against the collateral granted to them to secure such indebtedness or force us into bankruptcy or liquidation.

Our HTG EdgeSeq product portfolio requires the use of NGS instrumentation and reagents and could be adversely affected by actions of third party NGS product manufacturers over whom we have no control.*

A key element of our strategy is to establish our HTG EdgeSeq system as the best sample and library preparation method for clinical applications of next generation sequencers. We depend at least in part on the availability of NGS instrumentation and reagents, and the ability of our HTG EdgeSeq products to operate seamlessly with NGS instrumentation. Any significant interruption or delay in the ability of our HTG EdgeSeq solution or related panels to operate on NGS instrumentation could reduce demand for our products and result in a loss of customers.

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

Current medical device regulation in the United States and other jurisdictions requires manufacturers of IVD molecular profiling tests that use NGS detection, referred to as NGS IVD tests, to include in regulatory submissions, technical information about the NGS products that are required for performance of, but are not supplied with, the NGS IVD test. These regulatory agencies also require that the NGS instrumentation have “locked” software for the detection of the NGS IVD test results. Thus, to obtain regulatory approval for NGS IVD tests, manufacturers like us, currently must have arrangements with NGS product manufacturers to gain access to technical information and NGS instrument software. We currently have agreements with two NGS product manufacturers that grant us rights to develop, manufacture and sell up to seven future HTG EdgeSeq NGS IVD tests in specified fields, subject to, among other things, the NGS product manufacturers’ rights to terminate such agreements and discontinue products or implement product design changes that could adversely affect our HTG EdgeSeq NGS IVD tests. There can be no assurance that our agreements with these NGS product manufacturers, or any future NGS product manufacturers that we contract with, will not be terminated earlier than we currently expect, that an NGS product manufacturer will perform its contractual duties to us, or that we will otherwise receive the benefits we anticipate receiving under those agreements. In addition, if regulatory agencies do not change their requirements for NGS IVD test approval or clearance and the NGS instrument manufacturers close their systems to third party NGS IVD test development (in general or with specific NGS IVD test manufacturers) and we are not able to maintain or enforce our agreements with such manufacturers, we may not be able to meet our commercial goals and our business, financial condition and operating results may be materially and adversely affected.

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

We are developing a new version of our HTG EdgeSeq system that will target the lower-volume throughput lab market. This program, which we refer to as Project JANUS, is expected to increase our addressable market by enabling efficient molecular profiling of smaller quantity batches of samples. This program involves the development of new chemistry that is not currently compatible with our existing HTG Edge or HTG EdgeSeq platforms. If we are unable to successfully develop this new version of our HTG EdgeSeq system and on the timeframe we anticipate, our addressable market could be limited, which could harm our business, results of operations and financial condition.

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

Our financial results may vary significantly from quarter to quarter or may fall below the expectations of investors or securities analysts, each of which may adversely affect our stock price.*

Investors should consider our business and prospects in light of the risks and difficulties we expect to encounter in the new, uncertain and rapidly evolving markets in which we compete. Because these markets are new and evolving, predicting their future growth and size is difficult. We expect that our visibility into future sales of our products, including volumes, prices and product mix between instruments and panels, will continue to be limited and could result in unexpected fluctuations in our quarterly and annual operating results.

Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, two customers accounted for 45% of our revenue for the year ended December 31, 2015 and the top three customers accounted for 60%, 11% and 5% and 43%, 18% and 7% of our revenue for the three and six months ended June 30, 2016, respectively. If orders from our top customers are reduced or discontinued, our revenue in future periods may materially decrease. Fluctuations in our operating results may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described under the caption “Risk Factors – Risks Related to Our Business and Strategy” of this report. In addition, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. Our products involve a significant capital commitment from our customers and accordingly involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of investors or securities analysts, our stock price may be adversely affected.

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

When we place a system under a reagent rental agreement, we install equipment in the customer’s facility without a fee and the customer agrees to purchase consumable products at a stated priced over the term of the agreement. While some of these agreements did not historically contain a minimum purchase requirement, we have included a minimum purchase requirement in all reagent rental agreements in 2015 and 2016, and will continue to do so in the future. We retain title to the equipment and such title is transferred to the customer at no additional charge at the conclusion of the initial arrangement. The cost of the instrument under the agreement is expected to be recovered in the fees charged for consumables, to the extent sold, over the term of the agreement.

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

A significant amount of our inventory consists of instruments held by prospective customers who are evaluating our products and may not be converted to revenue on the timeframe that we anticipate or at all.*

As of June 30, 2016, approximately $508,000 of our inventory consisted of HTG Edge or HTG EdgeSeq instruments held by customers who are evaluating and testing our products, including our HTG EdgeSeq products. If these prospective customers do not adopt our products within the time periods that we estimate, or at all, then we will not be able to convert the inventory held by these customers into revenues. If we are unable to sell this inventory to other customers or if it becomes obsolete as we introduce and expand the customer base for our dedicated HTG EdgeSeq system, which became available in the third quarter of 2015, we may be required to write off a significant portion of this inventory.

Our strategy of developing companion diagnostic products may require large investments in working capital and may not generate any revenues.*

A key component of our strategy is the development of companion diagnostic products designed to determine the appropriate patient population for administration of a particular medication, to more successfully treat a variety of illnesses. Successfully developing a companion diagnostic product depends both on regulatory approval for administration of the therapeutic, as well as regulatory approval of the diagnostic product. Even if we are successful in developing products that would be useful as companion diagnostic products, and potentially receive regulatory approval for such products, the biopharmaceutical companies that develop the corresponding therapeutics may ultimately be unsuccessful in obtaining regulatory approval for any such therapeutic, or, even if successful, select a competing technology to use in their regulatory submission instead of ours. The development of companion diagnostic products requires a significant investment of working capital which may not result in any future income. This could require us to raise additional funds which could dilute our current investors, or could impact our ability to continue our operations in the future.

Our current business depends on levels of research and development spending by academic and governmental research institutions and biopharmaceutical companies, a reduction in which could limit demand for our products and adversely affect our business and operating results.*

Our revenue is derived initially from sales of our HTG Edge and HTG EdgeSeq systems, proprietary panels, and the development of custom assays and sample processing for biopharmaceutical companies, academic institutions and molecular labs worldwide for research applications. The demand for our products will depend in part upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:

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

If we do not obtain regulatory clearance or approval to market our products for diagnostic purposes, we will be limited to marketing our products for research use only. In addition, if regulatory limitations are placed on our diagnostic products our business and growth will be harmed.*

Currently we are limited to marketing our HTG Edge and HTG EdgeSeq systems and proprietary profiling panels for research use only, which means that we cannot make any diagnostic or clinical claims. We intend to seek regulatory clearances or approvals in the United States and other jurisdictions to market certain panels for diagnostic purposes; however, we may not be successful in doing so. The FDA regulates diagnostic kits sold and distributed through interstate commerce in the United States as medical devices. Unless an exemption applies, generally, before a new medical device may be sold or distributed in the United States, or may be marketed for a new use in the United States, the medical device must receive either FDA clearance of a 510(k) pre-market notification or pre-market approval. As a result, before we can market or distribute our profiling panels, including our mRNA and miRNA assays, in the United States IVD kits for use by clinical testing laboratories, we must first obtain pre-market clearance or pre-market approval from the FDA. We have not yet applied for clearance or approval from the FDA for any of our solutions, and need to complete additional clinical validations before we submit an application, which can be a lengthy process. We are working collaboratively with multiple biopharmaceutical companies to clinically validate our HTG EdgeSeq DLBCL Cell of Origin Assay which, in addition to classifying DLBCL as either activated B-cell (ABC) or germinal-center B-cell (GCB) subtype, includes additional drug-linked gene targets such as PD-1, PD-L1 and CD19. We are also developing an HTG EdgeSeq panel to detect certain gene fusions in lung cancer, also referred to as the HTG EdgeSeq ALKPlus Assay. With respect to the DLBCL assay, we obtained European CE/IVD marking in July 2016 and expect to submit for U.S. regulatory clearances at some future time if and when our work with the biopharmaceutical companies has a positive outcome. With respect to the HTG EdgeSeq ALKPlus Assay, we plan to submit for U.S. and European regulatory approvals by the end of the fourth quarter of 2016. We cannot provide any assurances that we will meet the regulatory clearance or approval timelines for either product. Further, even if we complete the requisite clinical validations and submit an application, we may not receive FDA clearance or approval for the commercial use of our tests on a timely basis, or at all. If we are unable to obtain regulatory clearance or approval, or if clinical diagnostic laboratories do not accept our cleared or approved tests, our ability to grow our business could be compromised.

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

Clinical trials of any product candidate that we intend to market as an IVD kit may not be successful. If we are unable to successfully complete non-clinical studies and clinical trials of our product candidates or experience significant delays in doing so, our business will be materially harmed.*

Our clinical diagnostic business prospects in the U.S. and other applicable jurisdictions will depend on our ability to successfully complete clinical trials for product candidates that we intend to market as IVD kits. A failure of one or more clinical trials can occur at any stage of testing. The outcome of non-clinical studies may not be predictive of the success of clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in non-clinical and clinical trials have nonetheless failed to obtain pre-marketing clearance or approval for their products. Completion of clinical trials, announcement of results of the trials and our ability to obtain regulatory approvals could be delayed for a variety of reasons, including:

•	unsatisfactory results of any clinical trial, including failure to meet study objectives;
•	the failure of our principal third-party investigators to perform our clinical trials on our anticipated schedules;
•	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;
•	our inability to adhere to clinical trial requirements directly or with third parties, such as contract research organizations;
•	different interpretations of our non-clinical and clinical data, which could initially lead to inconclusive results; and
•	delays in obtaining suitable patient samples for use in a trial;

Our development costs will increase if we have material delays in any clinical trial or if we need to perform more or larger clinical trials than planned. If the delays are significant, or if any of our products do not prove to be equivalent to a predicate device or safe or effective, as applicable, or do not receive required regulatory approvals, our financial results and the commercial prospects for our product candidates will be harmed. Furthermore, our inability to complete our clinical trials in a timely manner could jeopardize our ability to obtain regulatory approval.

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

As part of our current business model, we intend to seek to enter into strategic collaborations and licensing arrangements with third parties to develop diagnostic tests.*

We have relied, and expect to continue to rely, on strategic collaborations and licensing agreements with third parties to develop or in-license technologies based on which we develop profiling panels. We have entered into agreements with third parties to facilitate or enable our development of assays, and ultimately diagnostic tests, to aid in the diagnosis of breast-related disorders, lung cancer, melanoma and other diseases. We intend to enter into additional similar agreements with life sciences companies and other researchers for future diagnostic products. However, we cannot guarantee that we will enter into any additional agreements. In particular, our life sciences research customers are not obligated to collaborate with us or license technology to us, and they may choose to develop diagnostic products themselves or collaborate with our competitors. Establishing collaborations and licensing arrangements is difficult and time-consuming. Discussions may not lead to collaborations or licenses on favorable terms, or at all. Potential collaborators or licensors may elect not to work with us based upon their assessment of our financial, regulatory or intellectual property position. To the extent we enter into new collaboration or licensing agreements, they may never result in the successful development or commercialization of future tests or other products for a variety of reasons, including because our collaborators may not succeed in performing their obligations or may choose not to cooperate with us. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Moreover, to the extent we agree to work exclusively with a party in a given area, our opportunities to collaborate with others would be limited. Even if we establish new relationships, they may never result in the successful development or commercialization of future tests or other products. Disputes with our collaborators could also impair our reputation or result in development delays, decreased revenues and litigation expenses.

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

We face significant competition in the life sciences research and diagnostics markets. We currently compete with both established and early-stage life sciences research companies that design, manufacture and market instruments and consumables for gene expression analysis, liquid-based specimen analysis (e.g., plasma, blood and urine), single-cell analysis, polymerase chain reaction, or PCR, digital PCR, other nucleic acid detection and additional applications. These companies use well-established laboratory techniques such as microarrays or quantitative PCR, or qPCR, as well as newer technologies such as next generation sequencing. We believe our principal competitors in the life sciences research market are Advanced Cell Diagnostics, Agilent Technologies, Inc., ArcherDx, Inc., BioRad Laboratories, Exiqon A/S, Fluidigm Corporation, Foundation Medicine, Inc. Illumina, Inc., Abbott Molecular, Luminex Corporation, Affymetrix, Inc., NanoString Technologies, Inc., Qiagen N.V., Roche Diagnostics, a division of the Roche Group of companies, and Thermo Fisher Scientific, Inc. In addition, there are a number of other market entrants in the process of developing novel technologies for the life sciences market, including companies such as RainDance Technologies, Inc. and Wafergen Bio-Systems, Inc. One or more of our competitors could develop a product that is superior to a product we offer or intend to offer or our technology and products may be rendered obsolete or uneconomical by advances in existing technologies.

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

We expect to generate a portion of our revenue internationally and are subject to various risks relating to our international activities which could adversely affect our operating results.*

During both the three and six months ended June 30, 2016, approximately 10% of our revenue was generated from sales to customers located outside of the United States, compared with 2% and 3% for the three and six months ended June 30, 2015, respectively. We expect that a percentage of our future revenue will continue to come from international sources, and we expect to expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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

As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Historically, most of our revenue has been denominated in U.S. dollars, although we have sold our products and services in local currency outside of the United States, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. As our operations in countries outside of the United States grows, our results of operations and cash flows will increasingly be subject to fluctuations due to changes in foreign currency exchange rates, which could negatively impact our results of operations in the future. For example, if the value of the U.S. dollar increases relative to foreign currencies, in the absence of an offsetting change in local currency prices, our revenue could be adversely affected as we convert revenue from local currencies to U.S. dollars.

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

We rely on distributors and sales partners for sales of our products outside of the United States. *

We have established an exclusive distribution agreement for our HTG Edge and HTG EdgeSeq platforms and related profiling panels within Israel, Spain, Portugal and parts of Asia. In addition, we have an agreement with a contract sales team in Europe, which we are in the process of transitioning to our own direct sales and support team. We intend to continue to grow our business internationally, and to do so, in addition to expanding our own direct sales and support team, we plan to attract additional distributors and sales partners to maximize the commercial opportunity for our products. We cannot guarantee that we will be successful in attracting desirable distribution and sales partners or that we will be able to enter into such arrangements on favorable terms. Distributors and sales partners may not commit the necessary resources to market and sell our products to the level of our expectations or may favor marketing the products of our competitors. If current or future distributors or sales partners do not perform adequately, or we are unable to enter into effective arrangements with distributors or sales partners in particular geographic areas, we may not realize long-term international revenue growth.

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

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.*

As of December 31, 2015, we had federal net operating loss carryforwards, or NOLs, to offset future taxable income of approximately $78.5 million, which will begin to expire in 2021 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three year period) is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We believe we may have already experienced an ownership change and may in the future experience one or more additional ownership changes, and as a result, our ability to use pre-ownership change NOLs and other pre-ownership change tax attributes to offset post-ownership change income may be limited. Such limitations may cause a portion of our NOL and credit carryforwards to expire. In addition, future changes in our stock ownership, including as a result of future financings, as well as changes that may be outside of our control, could result in ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

Our operating results may be harmed if we are required to collect sales, services or other related taxes for our products and services in jurisdictions where we have not historically done so.*

We do not believe that we are required to collect sales, use, services or other similar taxes from our customers in certain jurisdictions. However, one or more countries or states may seek to impose sales, use, services, or other tax collection obligations on us, including for past sales. A successful assertion by one or more jurisdictions that we should collect sales or other taxes on the sale of our products and services could result in substantial tax liabilities for past sales and decrease our ability to compete for future sales. Each country and each state has different rules and regulations governing sales and use taxes and these rules and regulations are subject to varying interpretations that may change over time. We review these rules and regulations periodically and, when we believe sales and use taxes apply in a particular jurisdiction, voluntarily engage tax authorities in order to determine how to comply with their rules and regulations. We cannot assure you that we will not be subject to sales and use taxes or related penalties for past sales in jurisdictions where we presently believe sales and use taxes are not due.

Providers of goods or services are typically held responsible by taxing authorities for the collection and payment of any applicable sales and similar taxes. If one or more taxing authorities determines that taxes should have, but have not, been paid with respect to our products and services, we may be liable for past taxes in addition to being required to collect sales or similar taxes in respect of our products and services going forward. Liability for past taxes may also include substantial interest and penalty charges. Our customer contracts provide that our customers must pay all applicable sales and similar taxes. Nevertheless, customers may be reluctant to pay back taxes and may refuse responsibility for interest or penalties associated with those taxes or we may determine that it would not be feasible to seek reimbursement. If we are required to collect and pay back taxes and the associated interest and penalties and if our customers do not reimburse us for all or a portion of these amounts, we will have incurred unplanned expenses that may be substantial. Moreover, imposition of such taxes on our products and services going forward will effectively increase the cost of such products and services to our customers.

Many states are also pursuing legislative expansion of the scope of goods and services that are subject to sales and similar taxes as well as the circumstances in which a vendor of goods and services must collect such taxes. Furthermore, legislative proposals have been introduced in Congress that would provide states with additional authority to impose such taxes. Accordingly, it is possible that either federal or state legislative changes may require us to collect additional sales and similar taxes from our customers in the future.

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

A 510(k) clearance or PMA approval for any future medical device product would likely place substantial restrictions on how the device is marketed or sold, and we will be required to continue to comply with extensive regulatory requirements, including, but not limited to, quality system regulations, or QSRs, registering manufacturing facilities, listing the products with the FDA, and complying with labeling, marketing, complaint handling, adverse event and medical device reporting requirements and corrections and removals. We cannot assure you that we will successfully maintain the clearances or approvals we may receive in the future. In addition, any clearances or approvals we obtain may be revoked if any issues arises that bring into question our products’ safety or effectiveness. Any failure to maintain compliance with FDA regulatory requirements could harm our business, financial condition and results of operations.

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

If Medicare and other third-party payors in the United States and foreign countries do not approve coverage and adequate reimbursement for our future clinical diagnostic tests enabled by our technology, the commercial success of our diagnostic products would be compromised.*

We plan to develop, obtain regulatory approval for and sell clinical diagnostics products for a number of different indications. Successful commercialization of our clinical diagnostic products depends, in large part, on the availability of coverage and adequate reimbursement for testing services using our diagnostic products from third-party payors, including government insurance plans, managed care organizations and private insurance plans. There is significant uncertainty surrounding third-party coverage and reimbursement for the use of tests that incorporate new technology, such as the HTG EdgeSeq system and related applications and assays. Reimbursement rates have the potential to fluctuate depending on the region in which the testing is provided, the type of facility or treatment center at which the testing is done, and the third-party payor responsible for payment. If our customers are unable to obtain positive coverage decisions from third-party payors approving reimbursement for our tests at adequate levels, the commercial success of our products would be compromised and our revenue would be significantly limited. Even if we do obtain favorable reimbursement for our tests, third-party payors may withdraw their coverage policies, review and adjust the rate of reimbursement, require co-payments from patients or stop paying for our tests, which would reduce revenue for testing services based on our technology and demand for our diagnostic products.

The American Medical Association Current Procedural Terminology, or CPT, Editorial Panel recently created new CPT codes that could be used by our customers to report testing for certain large-scale multianalyte genomic sequencing procedures (GSPs), including our diagnostic products, if approved. Effective January 1, 2015, these codes allow for uniform reporting of broad genomic testing panels using technology similar to ours. While these codes will standardize reporting for these tests, coverage and payment rates for GSPs remain uncertain and we cannot guarantee that coverage and/or reimbursement for these tests will be provided in the amounts we expect, or at all. Initially, industry associations recommended that payment rates for GSPs be cross-walked to existing codes on the clinical laboratory fee schedule. On October 27, 2014, the Centers for Medicare and Medicaid Services, or CMS, issued preliminary determinations for 29 new molecular pathology codes, including the GSPs, of gapfill rather than crosswalking as recommended by the Association for Molecular Pathology. This means that local private Medicare Administrative Contractors, or MACs, such as Palmetto, Novidian, Novitas and Cahaba, were instructed to determine the appropriate fee schedule amounts in the first year, and CMS will calculate a national payment rate based on the median of those local fee schedule amounts in the second year. This process may make it more difficult for our customers to obtain coverage and adequate reimbursement for testing services using our diagnostic products. We cannot assure that CMS and other third-party payors will establish reimbursement rates sufficient to cover the costs incurred by our customers in using our clinical diagnostic products, if approved. On September 25, 2015, CMS released final 2015 pricing for 10 of these codes, and did not issue any pricing on the remaining 19. CPTs 81445 and 81450 for the assessment of 5-50 genes in solid and liquid tumors, respectively, and final gapfill pricing of $597 and $648, respectively, was set for 2015 and is the pricing for 2016. CPT 81455 for the assessment of 51 or more genes in solid and liquid tumors has not yet been priced.

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

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws and other federal and state healthcare laws applicable to our business and marketing practices. If we are unable to comply, or have not complied, with such laws, we could face substantial penalties.*

Our operations may be, and may continue to be, directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal and state anti-kickback statutes, false claims statutes, civil monetary penalties laws, patient data privacy and security laws, physician transparency laws and marketing compliance laws. These laws may impact, among other things, our proposed sales and marketing and education programs.

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

We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, principal investigators, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless or negligent failures to, among other things: (i) comply with the regulations of the FDA, CMS, the Department of Health and Human Services Office of Inspector General, or OIG, and other similar foreign regulatory bodies; (ii) provide true, complete and accurate information to the FDA and other similar regulatory bodies; (iii) comply with manufacturing standards we have established; (iv) comply with healthcare fraud and abuse laws and regulations in the United States and similar foreign fraudulent misconduct laws; or (v) report financial information or data accurately, or disclose unauthorized activities to us. These laws may impact, among other things, our activities with collaborators and key opinion leaders, as well as our sales, marketing and education programs. In particular, the promotion, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical studies, which could result in regulatory sanctions and cause serious harm to our reputation. We currently have a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and our code of conduct and the other precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations. Any of these actions or investigations could result in substantial costs to us, including legal fees, and divert the attention of management from operating our business.

Healthcare policy changes, including recently enacted legislation reforming the United States healthcare system, may have a material adverse effect on our financial condition and results of operations.*

On April 1, 2014, the Protecting Access to Medicare Act of 2014, or PAMA, was signed into law, which, among other things, significantly alters the current payment methodology under the Medicare Clinical Laboratory Fee Schedule, or CLFS. Under the new law, starting January 1, 2016 and every three years thereafter (or annually in the case of advanced diagnostic lab tests), clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic lab test that it furnishes during a time period to be defined by future regulations. The reported data must include the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payor (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). Beginning in 2017, the Medicare payment rate for each clinical diagnostic lab test will be equal to the weighted median amount for the test from the most recent data collection period. The payment rate will apply to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. It is too early to predict the impact on reimbursement for our products in development.

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

Other significant measures contained in the ACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. Further, the ACA includes a deductible 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the U.S., with limited exceptions, which became effective January 1, 2013. However, the Consolidated Appropriations Act of 2016, signed into law in December 2015, includes a two year moratorium on the medical device excise tax that applies between January 1, 2016 and December 31, 2017. Absent further legislative action, the tax will be automatically reinstated for medical device sales beginning January 1, 2018. The ACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. We cannot predict the full impact of the ACA, as many of the reforms require the promulgation of detailed regulations implementing the statutory provisions, some of which have not yet fully occurred. Further, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future.

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

We have not yet registered certain of our trademarks, including “HTG Edge,” “HTG EdgeSeq,” “VERI/O,” and “qNPA” in all of our potential markets. If we apply to register these trademarks, our applications may not be allowed for registration, and our registered trademarks may not be maintained or enforced. In addition, opposition or cancellation proceedings may be filed against our trademark applications and registrations, and our trademarks may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would.

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

Risks Related to Being a Public Company

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.*

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of The NASDAQ Global Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States, or GAAP. Commencing with our Annual Report on Form 10-K for the year ending December 31, 2016, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. We may experience difficulty in meeting these reporting requirements in a timely manner.

We continue to review, document and test our internal control over financial reporting, but we are not currently in compliance with, and we cannot be certain when we will be able to implement the requirements of, Section 404 of the Sarbanes-Oxley Act. We also continue to take steps to remediate identified deficiencies in our internal control over financial reporting. For example, in September 2014, it was determined that we did not have adequate controls in place to properly account for our obligation to NuvoGen in connection with our purchase of intellectual property under an asset purchase agreement, which resulted in a restatement of previously issued financial statements. This deficiency in our internal controls was deemed to be a material weakness. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we fail to establish and maintain proper and effective internal control over financial reporting, we may not be able to produce timely and accurate financial statements, and our ability to accurately report our financial results could be adversely affected. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities.

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

We are an “emerging growth company,” as defined in the JOBS Act, enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years following the completion of our May 5, 2015 IPO, however, we would cease to be an “emerging growth company” before the end of that five-year period as of the following December 31, if we have more than $1.0 billion in annual revenue, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year, or as of the date we issue more than $1.0 billion of non-convertible debt over a three-year period. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

Risks Related to Our Common Stock

We expect that our stock price will fluctuate significantly.*

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	actual or anticipated quarterly variation in our results of operations or the results of our competitors;
•	announcements by us or our competitors of new products, significant contracts, commercial relationships or capital commitments;
•	failure to obtain or delays in obtaining product approvals or clearances from the FDA or foreign regulators;
•	adverse regulatory or reimbursement announcements;
•	issuance of new or changed securities analysts’ reports or recommendations for our stock;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	commencement of, or our involvement in, litigation;
•	market conditions in the life sciences and molecular diagnostics markets;
•	manufacturing disruptions;
•	any future sales of our common stock or other securities;
•	any change to the composition of our board of directors, executive officers or key personnel;

•	expiration of contractual lock-up agreements with our executive officers, directors and security holders;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	general economic conditions and slow or negative growth of our markets; and
•	the other factors described in this Quarterly Report under the caption “Risk Factors – Risks Related to Our Common Stock.”

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

Pursuant to our 2014 Equity Incentive Plan, or the 2014 plan, our board of directors is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2014 plan will automatically increase on January 1 of each year by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In addition, our board of directors has approved the granting of rights to eligible employees to purchase shares of our common stock pursuant to our 2014 Employee Stock Purchase Plan, or the ESPP, beginning January 1, 2016. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 195,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2014 plan and ESPP each year. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.*

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned a majority of our capital stock at August 9, 2016. Accordingly, our executive officers, directors and principal stockholders acting together will be able to determine the composition of the board of directors, and may be able to approve all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

Pending their use, the net proceeds from our IPO are being held in cash and cash equivalents or used to purchase low risk available-for-sale securities, of which $15.4 million were short-term available-for-sale securities, at fair value at June 30, 2016. As of June 30, 2016, we have expended approximately $33.5 million of proceeds from our IPO on the following: (1) approximately $19.3 for sales and marketing and general and administrative expenses; (2) approximately $6.3 million for research and development expansion efforts, including expansion of our research and development team and development of new applications and profiling panels; (3) approximately $2.5 million for the payment of principal and interest on our growth term loan; and (4) approximately $5.4 million to purchase inventory and to fund working capital and other general corporate purposes.

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

HTG Molecular Diagnostics, Inc.

Date: August 9, 2016	By:	/s/ Timothy B. Johnson
Timothy B. Johnson
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2016	By:	/s/ Shaun D. McMeans
Shaun D. McMeans
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

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

10.1+	HTG Molecular Diagnostics, Inc. Amended and Restated Non-Employee Director Compensation Policy.

10.2	Second Amendment to Loan and Security Agreement, dated June 1, 2016, by and between the Registrant, Oxford Finance LLC and Silicon Valley Bank.

10.3+	HTG Molecular Diagnostics, Inc. Amended and Restated Stock Purchase Plan.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.