Form 10-Q
period 2016-09-30
HTG MOLECULAR DIAGNOSTICS, INC
filed 2016-11-14
CIK 1169987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 4, 2016, the registrant had 7,065,254 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

HTG Molecular Diagnostics, Inc.

Condensed Balance Sheets

	September 30,	December 31,
	2016	2015
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$5,523,824	$3,293,983
Short-term investments available-for-sale, at fair value	11,097,140	28,201,507
Accounts receivable	591,861	716,246
Inventory, net of allowance of $667,553 at September 30, 2016 and $284,319 at December 31, 2015	1,867,685	2,201,301
Prepaid insurance	215,236	234,777
Prepaid expenses and other	226,070	210,440
Total current assets	19,521,816	34,858,254

Long-term investments available-for-sale, at fair value	—	2,603,901
Property and equipment, net	3,666,947	1,932,213
Total assets	$23,188,763	$39,394,368

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,117,830	$724,805
Accrued liabilities	1,292,285	1,915,268
Deferred revenue	283,663	47,476
NuvoGen obligation	582,614	543,750
Term loan	6,254,688	3,059,068
Other current liabilities	270,041	29,243
Total current liabilities	9,801,121	6,319,610
Term loan payable - non-current, net of discount and debt issuance costs	6,902,379	7,737,586
NuvoGen obligation - non-current, net of discount	8,169,861	8,415,122
Other	530,159	28,652
Total liabilities	25,403,520	22,500,970
Commitments and Contingencies
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2016 and December 31, 2015, 7,060,269 and 7,058,873 shares issued and outstanding, respectively, at September 30, 2016, 6,845,638 and 6,844,242 shares issued and outstanding, respectively, at December 31, 2015	7,059	6,844
Additional paid-in-capital	107,786,467	106,569,405
Treasury stock – 1,396 shares, at cost	(75,000)	(75,000)
Accumulated other comprehensive loss	(320)	(41,357)
Accumulated deficit	(109,932,963)	(89,566,494)
Total stockholders’ equity (deficit)	(2,214,757)	16,893,398
Total liabilities and stockholders' equity (deficit)	$23,188,763	$39,394,368

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Product	$506,065	$973,956	$1,683,382	$2,349,740
Service	407,836	37,000	1,991,567	150,292
Other	—	—	—	325,789
Total revenue	913,901	1,010,956	3,674,949	2,825,821
Cost of revenue	1,125,009	809,015	2,901,455	2,538,590
Gross margin	(211,108)	201,941	773,494	287,231

Operating expenses:
Selling, general and administrative	3,937,600	3,717,402	13,343,945	10,883,161
Research and development	1,910,116	1,309,573	6,515,808	2,951,009
Total operating expenses	5,847,716	5,026,975	19,859,753	13,834,170
Operating loss	(6,058,824)	(4,825,034)	(19,086,259)	(13,546,939)

Other income (expense):
Loss from change in stock warrant valuation	—	—	—	(239,683)
Interest expense	(490,825)	(378,656)	(1,422,171)	(1,334,103)
Interest income	26,196	37,788	92,767	48,930
Loss on settlement of convertible debt	—	—	—	(705,217)
Other	35,011	8,239	53,453	78,873
Total other income (expense)	(429,618)	(332,629)	(1,275,951)	(2,151,200)
Net loss before income taxes	(6,488,442)	(5,157,663)	(20,362,210)	(15,698,139)
Income taxes	—	—	4,259	—
Net loss	(6,488,442)	(5,157,663)	(20,366,469)	(15,698,139)
Accretion of stock issuance costs	—	—	—	(35,046)
Accretion of Series E warrant discount	—	—	—	(127,616)
Accretion of Series D and E redeemable convertible preferred stock dividends	—	—	—	(1,165,932)
Net loss attributable to common stockholders	$(6,488,442)	$(5,157,663)	$(20,366,469)	$(17,026,733)
Net loss per share attributable to common stockholders, basic and diluted	$(0.92)	$(0.76)	$(2.92)	$(4.56)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	7,053,010	6,829,687	6,985,924	3,735,852

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(6,488,442)	$(5,157,663)	$(20,366,469)	$(15,698,139)
Other comprehensive income (loss), net of tax effect:
Unrealized gain (loss) on short and long-term investments	(2,836)	12,993	41,037	4,754
Comprehensive loss	(6,491,278)	(5,144,670)	(20,325,432)	(15,693,385)
Less: Accretion of stock issuance costs	—	—	—	(35,046)
Less: Accretion of Series E warrant discount	—	—	—	(127,616)
Less: Accretion of Series D and E redeemable convertible preferred stock dividends	—	—	—	(1,165,932)
Comprehensive loss attributable to common stockholders	$(6,491,278)	$(5,144,670)	$(20,325,432)	$(17,021,979)

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity (Deficit)
Balance at January 1, 2016	6,844,242	$6,844	$106,569,405	$(75,000)	$(41,357)	$(89,566,494)	$16,893,398
Stock issued for payment of 2015 annual bonus	133,179	133	364,777	—	—	—	364,910
Exercise of stock options	4,712	5	10,127	—	—	—	10,132
Stock-based compensation expense	36,762	37	552,017	—	—	—	552,054
Employee stock purchase plan purchases	39,978	40	167,681	—	—	—	167,721
Growth Term Loan B warrant discount	—	—	122,460	—	—	—	122,460
Net loss	—	—	—	—	—	(20,366,469)	(20,366,469)
Other comprehensive income	—	—	—	—	41,037	—	41,037
Balance at September 30, 2016	7,058,873	$7,059	$107,786,467	$(75,000)	$(320)	$(109,932,963)	$(2,214,757)

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(20,366,469)	$(15,698,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,086,752	473,799
Accretion of discount on NuvoGen obligation	156,103	229,232
Bad debt expense, net of recoveries	—	44,854
Provision for excess inventory	437,893	273,752
Amortization of Growth Term Loan discount and issuance costs	415,355	274,486
Loss on settlement of convertible notes	—	705,217
Amortization of discount on convertible notes	—	90,222
Stock-based compensation expense	552,054	223,787
Change in redeemable convertible preferred stock warrant liability	—	239,683
Accretion of incentive from landlord	(94,667)	—
Accrued interest on available-for-sale securities investments	130,576	—
Loss on disposal of assets	—	67,780
Changes in operating assets and liabilities:
Accounts receivable	124,385	59,444
Inventory	(104,277)	(854,120)
Prepaid expenses and other	3,911	(505,918)
Accounts payable	367,529	(254,423)
Accrued liabilities	(258,073)	(47,367)
Deferred revenue	236,187	(8,532)
Net cash used in operating activities	(17,312,741)	(14,686,243)
Investing activities
Purchase of property and equipment	(1,859,155)	(950,278)
Sales, redemptions and maturities of available-for-sale securities	23,000,000	—
Purchase of available-for-sale securities	(3,381,271)	(36,473,957)
Net cash provided by (used in) investing activities	17,759,574	(37,424,235)
Financing activities
Proceeds from initial public offering	—	47,654,190
Deferred offering costs	—	(1,002,930)
Proceeds from Growth Term Loan	5,000,000	—
Payments on Growth Term Loan	(2,932,482)	—
Proceeds from convertible notes	—	4,500,000
Deferred convertible note financing costs	—	(75,523)
Payments on capital leases	(99,863)	(21,933)
Proceeds from exercise of stock options	10,132	34,048
Proceeds from exercise of Series E warrants	—	8,948
Proceeds from issuance of convertible note warrants	—	1,354
Proceeds from shares purchased under the stock purchase plan	167,721	—
Payments on NuvoGen obligation	(362,500)	—
Settlement of fractional common shares	—	(2,925)
Net cash provided by financing activities	1,783,008	51,095,229
Increase (decrease) in cash and cash equivalents	2,229,841	(1,015,249)
Cash and cash equivalents at beginning of period	3,293,983	3,613,392
Cash and cash equivalents at end of period	$5,523,824	$2,598,143
Noncash investing and financing activities
Accretion of preferred stock issuance costs	$—	$35,046
Net exercise of Series D and Series E warrants	—	(95,914)
Accretion of Series E warrant discount	—	127,616
Accretion of Series D and Series E redeemable convertible preferred stock dividends	—	1,165,932
Deferred offering costs reclassified to distributions in excess of capital	—	2,297,079
Allocation of Series E warrant convertible notes debt discount	—	741,828
Conversion of convertible notes and related accrued interest to common stock	—	4,544,384
Conversion of convertible preferred stock to common stock	—	(57,356,049)
Reclassification of convertible preferred stock liability warrants to equity warrants	—	(1,616,140)
Fixed asset purchases payable and accrued at period end	25,496	272,847
Stock issued for settlement of accrued bonus	(364,910)	—
Purchase of property and equipment under capital lease	226,835	—
Incentive from landlord	710,000	—
Supplemental cash flow information
Cash paid for interest	$850,713	$701,250

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

The Company operates in one segment and its customers are primarily located in the United States. For the three and nine months ended September 30, 2016, approximately 15% and 11%, respectively, of the Company’s revenue was generated from sales to customers located outside of the United States, compared with 24% and 11%, respectively, for the three and nine months ended September 30, 2015.

Note 2. Basis of Presentation

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect the accounts of the Company as of September 30, 2016. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The accompanying interim unaudited, condensed financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and the results of its operations and cash flows, as of and for the periods presented. The unaudited condensed balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for annual financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2016.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Going Concern

The Company implemented the criteria of Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, in the first quarter of 2016. In accordance with this guidance, management has assessed the Company’s ability to continue as a going concern within one year of the filing date of this Quarterly Report on          Form 10‑Q with the SEC. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the Company has had recurring operating losses and negative cash flows from operations since its inception and has an accumulated deficit of approximately $109.9 million. As of September 30, 2016, the Company had available cash, cash equivalents and investments in short term available-for-sale securities of approximately $16.6 million, and had current liabilities of approximately $10.0 million plus an additional $6.9 million in long-term liabilities attributable to its growth term loan. Management believes that the Company’s existing resources will be sufficient to fund the Company’s planned operations and expenditures until mid-way through the second quarter of 2017. However, the Company cannot provide assurances that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of these uncertainties.

The Company will need to raise additional capital to fund its operations until its revenue reaches a level sufficient to provide for self-sustaining cash flows. There can be no assurance that additional capital will be available on acceptable terms, or that the Company’s revenue will reach a level sufficient to provide for self-sustaining cash flows. If sufficient additional capital is not available as and when needed, the Company may have to delay, scale back or discontinue one or more product development programs, curtail its commercialization activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize independently, cease operations altogether, pursue an acquisition of the Company at a price that may result in up to a total loss on investment for its stockholders, file for bankruptcy or seek other protection from creditors, or liquidate all assets.

Change in Accounting Principle

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The standard requires entities to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset, and to report amortization as interest expense. The requirements were to be applied on a retrospective basis. The Company adopted ASU 2015-03 effective January 1, 2016. As such, prepaid expenses and other and term loan payable – non-current, net of discount have been restated as of December 31, 2015 to reflect the retrospective reclassification of $52,377 of Growth Term Loan deferred financing fees from prepaid expenses and other to term loan payable – non-current, net of discount and debt issuance costs.

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

Concentration Risks

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents, available‑for‑sale debt securities and uncollateralized accounts receivable. The Company maintains the majority of its cash balances in the form of cash deposits in bank checking and money market accounts in amounts in excess of federally insured limits. Management believes, based upon the quality of the financial institution, that the credit risk with regard to these deposits is not significant.

The Company sells its instruments, consumables, sample processing services, custom panel design services and contract research services primarily to biopharmaceutical companies, academic institutions and molecular labs. The Company routinely assesses the financial strength of its customers and credit losses have been minimal to date.

The Company had product revenue consisting of revenue from the sale of instruments and consumables for the three and nine months ended September 30, 2016 and 2015 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Instruments	$5,846	$338,231	$88,146	$597,426
Consumables	500,219	635,725	1,595,236	1,752,314
Total product sales	$506,065	$973,956	$1,683,382	$2,349,740

The Company’s top three customers accounted for 27%, 24% and 9% of the Company’s revenue for the three months ended September 30, 2016, compared with 26%, 16% and 12% for the three months ended September 30, 2015. The top three customers accounted for 38%, 14% and 7% of the Company’s revenue for the nine months ended September 30, 2016, compared with 29%, 10% and 6% of the Company’s revenue for the nine months ended September 30, 2015.

The top two customers accounted for approximately 59% and 11% of the Company’s net accounts receivable as of September 30, 2016, compared with approximately 32% and 25% as of December 31, 2015.

The Company currently relies on a single supplier to supply a subcomponent used in the HTG Edge and HTG EdgeSeq processors. A loss of this supplier could significantly delay the delivery of HTG Edge and HTG EdgeSeq systems, which in turn would materially affect the Company’s ability to generate revenue.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory. The standard requires inventory within the scope of the ASU to be measured using the lower of cost and net realizable value. The changes apply to all types of inventory, except those measured using last in, first out (“LIFO”) or retail inventory method, and are intended to more clearly articulate the requirements for the measurement and disclosure of inventory and to simplify the accounting for inventory by eliminating the concepts of replacement cost and net realizable value less a normal profit margin. The standard will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. The Company does not believe the adoption of this standard will have a significant impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. Under this standard, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the effect that the adoption of this standard will have on its financial statements.

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

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients (“ASU 2016-12”). The amendments in this standard affect the guidance in ASU 2014-09 by clarifying certain specific aspects of ASU 2014-09, including assessment of collectability, treatment of sales taxes and contract modifications, and providing certain technical corrections. ASU 2016-12 will have the same effective date and transition requirements as ASU 2014‑09. The Company is currently evaluating the effect the adoption of ASU 2016-12 will have on its financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. The Company is currently evaluating the effect that the adoption of ASU 2016-15 will have on its financial statements.

Note 3. Inventory

HTG Edge or HTG EdgeSeq instruments at customer locations under evaluation agreements are included in finished goods inventory. Equipment that is under evaluation for purchase remains in inventory as the Company retains title to the equipment throughout the evaluation period. The period of time customers use to evaluate the Company’s equipment generally ranges from 90 to 180 days, and in certain circumstances the evaluation period may be extended beyond 180 days. If the customer has not completed the purchase of the instrument by the end of the initial evaluation period, the Company will determine whether to extend the evaluation period or have the equipment returned to the Company. If the customer has not purchased the equipment or entered into a reagent agreement with the Company within one year, the equipment is returned to the Company or the customer is allowed to continue use of the equipment in which case the cost of the equipment is written off to selling, general and administrative expense.

Inventory, net of allowance, consisted of the following as of the date indicated:

	September 30,	December 31,
	2016	2015
Raw materials	$1,584,273	$1,274,840
Work in process	1,991	—
Finished goods	948,974	1,210,780
Total gross inventory	2,535,238	2,485,620
Less inventory allowance	(667,553)	(284,319)
	$1,867,685	$2,201,301

For the three and nine months ended September 30, 2016, the Company recorded adjustments to provision for excess inventory $288,130 and $437,893, respectively, resulting in a net adjustment to inventory allowance of $291,692 and $383,234, respectively. For the three and nine months ended September 30, 2015, the Company recorded adjustments to provision for excess inventory of $76,799 and $330,088, respectively, resulting in a net adjustment to the inventory allowance of $62,872 and $273,752, respectively. Adjustments in these periods to the allowance for estimated shrinkage and obsolescence and excess inventory were recognized within cost of revenue in the condensed statements of operations. During the nine months ended September 30, 2016 and 2015, the Company wrote off $54,659 and $56,336, respectively, of obsolete inventory against the inventory allowance.

Note 4. Fair Value Instruments

The carrying value of financial instruments classified as current assets and current liabilities approximate fair value due to their liquidity and short-term nature. Investments that are classified as available-for-sale are recorded at fair value, which was determined using quoted market prices, broker dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The Company’s portfolio of available-for-sale securities comprises U.S. Treasuries, U.S. government sponsored agency obligations and high credit quality corporate debt securities.

Financial assets and liabilities measured at fair value are classified in their entirety in the fair value hierarchy, based on the lowest level input significant to the fair value measurement. The following table classifies the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015, respectively in the fair value hierarchy:

	Balance at September 30, 2016
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$4,897,198	$—	$—	$4,897,198
Investments available-for-sale at fair value
U.S. government obligations	$1,302,991	$—	$—	$1,302,991
U.S. government agency obligations	$—	$3,582,980	$—	$3,582,980
Corporate debt securities	$—	$6,211,169	$—	$6,211,169

	Balance at December 31, 2015
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$3,290,490	$—	$—	$3,290,490
Investments available-for-sale at fair value
U.S. government obligations	$3,298,014	$—	$—	$3,298,014
U.S. government agency obligations	$—	$14,589,378	$—	$14,589,378
Corporate debt securities	$—	$12,918,016	$—	$12,918,016

There are no other financial instruments subject to fair value measurement on a recurring basis. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and nine months ended September 30, 2016 or 2015.

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

Fair values of these assets are based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not adjust any of the valuations received from these third parties with respect to any of its Level 1 or 2 securities for the periods ended September 30, 2016 or December 31, 2015.

Note 5. Available for Sale Securities

The following is a summary of the Company’s available-for-sale securities at September 30, 2016 and December 31, 2015:

	September 30, 2016
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
U.S. Treasury securities and obligations of U.S. government agencies	$4,884,459	$1,511	$—	$4,885,970
Corporate debt securities	6,213,001	$—	(1,831)	6,211,170
Total available-for-sale securities	$11,097,460	$1,511	$(1,831)	$11,097,140

	December 31, 2015
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
U.S. Treasury securities and obligations of U.S. government agencies	$17,914,136	$—	$(26,744)	$17,887,392
Corporate debt securities	12,932,629	397	(15,010)	12,918,016
Total available-for-sale securities	$30,846,765	$397	$(41,754)	$30,805,408

The net adjustment to unrealized holding gains (losses) on available-for-sale securities in other comprehensive income totaled $(2,836) and $41,037 for the three and nine months ended September 30, 2016, respectively, and $12,993 and $4,754 for the three and nine months ended September 30, 2015, respectively.

Contractual maturities of debt investment securities at September 30, 2016 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Under
	1 Year	1 to 2 Years	Total
U.S. Treasury securities and obligations of U.S. government agencies	$4,885,970	$—	$4,885,970
Corporate debt securities	6,211,170	—	6,211,170
Total available-for-sale securities	$11,097,140	$—	$11,097,140

The following table shows the gross unrealized losses and fair values of the Company’s investments that have unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2016:

	Under 1 Year		1 to 2 Years		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Corporate debt securities	2,817,800	(1,831)	—	—	2,817,800	(1,831)
Total available-for-sale securities with unrealized losses	$2,817,800	$(1,831)	$—	$—	$2,817,800	$(1,831)

For debt securities, management determines whether it intends to sell or if it is more likely than not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. If so, any impairment would be recognized through earnings. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered, considering, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral and market conditions. The Company did not have any other-than-temporary impairment in its debt securities for the three and nine months ended September 30, 2016.

Note 6. Property and Equipment

Property and equipment, net, consists of the following:

	September 30,	December 31,
	2016	2015
Office equipment	$499,362	$257,296
Leasehold improvements	1,847,378	224,061
Laboratory and manufacturing equipment	3,445,446	2,442,191
Field equipment	131,096	180,355
Software	140,248	140,248
Construction in progress	145,063	175,501
	6,208,593	3,419,652
Less: accumulated depreciation and amortization	(2,541,646)	(1,487,439)
	$3,666,947	$1,932,213

Depreciation and leasehold improvement amortization expense was $357,924 and $1,086,752 for the three and nine months ended September 30, 2016, respectively, and $174,390 and $473,799 for the three and nine months ended September 30, 2015, respectively.

At September 30, 2016, the total cost and accumulated amortization of assets under lease commitments were $373,048 and $188,179, respectively, while cost and accumulated depreciation at December 31, 2015 were $146,213 and $88,220, respectively. Leased asset amortization has been included in depreciation and amortization expense within the condensed statements of operations for the three and nine months ended September 30, 2016 and 2015.

During the first quarter of 2016, the Company capitalized landlord funded lease incentives as leasehold improvements to be amortized over the shorter of the useful life or the remaining life of the real estate lease (see Note 14).

Note 7. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2016	2015
Employee compensation and benefits	$756,501	$1,240,314
Employee compensation for future absences	160,183	154,107
Interest	93,413	77,917
Professional fees	63,480	140,385
Other	218,708	302,545
	$1,292,285	$1,915,268

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

The Company received the Growth Term Loan A proceeds net of a $0.3 million original issue discount. The Company also recorded a discount for the issuance of warrants with the Growth Term Loan A. The original issuance discount and warrant discount are being amortized, using the effective interest method, over the term of the Growth Term Loan A. Amortization expense was $46,727 and $148,859 for the three and nine months ended September 30, 2016, respectively, and $31,595 and $120,627 for the three and nine months ended September 2015, respectively, and is included in interest expense in the accompanying condensed statements of operations. The Company has recorded approximately $31,067 and $52,377 of deferred financing costs net of the related debt in the accompanying condensed balance sheets as of September 30, 2016 and December 31, 2015, respectively, in accordance with ASU 2015-03, which was adopted on January 1, 2016. Deferred financing cost amortization expense was $6,689 and $21,310 and $4,523 and $22,353 for the three and nine months ended September 30, 2016 and 2015, respectively, and is included in interest expense in the accompanying condensed statements of operations. In addition, in connection with the Growth Term Loan A, the Company issued preferred stock warrants to the lenders exercisable for 2,512,562 shares of Series E redeemable convertible preferred stock (“Series E Stock”) at a price of $0.2189 per share. Upon completion of the Company’s IPO in May 2015, the warrants were automatically converted to common stock warrants exercisable for up to 23,396 shares of common stock at an exercise price of $23.51 per share. The warrants expire on August 22, 2024.

The final fee premium relating to the Growth Term Loan B of $237,500 is being amortized to interest expense, using the effective interest method, over the term of the Growth Term Loan B. In connection with the funding of the Growth Term Loan B, in March 2016, the Company issued Oxford Finance LLC a common stock warrant exercisable for 45,307 shares of common stock at an exercise price of $2.759 per share, and the warrant issued to Silicon Valley Bank automatically became exercisable for an additional 5,317 shares of common stock at an exercise price of $23.51 per share in accordance with the terms of the Growth Term Loan. The fair value of the discount of $122,460, was calculated using the Black-Scholes option pricing model at March 31, 2016. The warrant discount is being amortized to interest expense, using the effective interest method, over the term of the Growth Term Loan B. Amortization for the three and nine months ended September 30, 2016 was $18,918 and $40,838, respectively. There was no amortization for the three and nine months ended September 30, 2015 on Growth Term Loan B discount because the Growth Term Loan B was not outstanding during those periods.

The principal repayments due under the term loan as of September 30, 2016, are as follows:

2016	$1,513,915
2017	6,389,782
2018	5,163,822
Total Growth Term Loan payments	13,067,519
Less discount and deferred financing costs	(329,708)
Plus final fee premium	419,256
Total Growth Term Loan, net	$13,157,067

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

Draws under the first Note Agreement in February, March and April 2015 totaled $4.5 million. There were no draws under the second Note Agreement prior to the Company’s IPO in May 2015. The Company recorded a $741,828 discount for the estimated fair value of warrants issued in connection with the debt. Amortization of the Note Agreement discount and deferred financing fees associated with the Note Agreements was $0 and $90,222 for the three and nine months ended September 30, 2015, respectively, which was included in interest expense in the accompanying condensed statements of operations.

Settlement of Convertible Debt upon IPO Closing

Upon the initial closing of the Company’s IPO in May 2015, all outstanding principal and accrued interest was settled by issuing 324,591 shares of common stock valued at the IPO price of $14.00 for a total of $4.5 million. The Company evaluated the terms of the Note Agreements at inception and concluded that the convertible notes issued thereunder should be accounted for as share settled debt as they fall within the scope of ASC Topic 480, Distinguishing Liabilities from Equity. While the debt issued under the Note Agreements contains multiple events that could trigger settlement at different values, the Company evaluated all of the possible outcomes and considered the qualified IPO outcome to be predominant at more than 50%. The IPO settlement triggering event settles the fixed monetary amount of the debt known at inception with a variable number of shares of common stock based on the price of the common stock at settlement and therefore meets the definition of share settled debt. The Company compared the value of the common stock issued to settle the debt with the carrying amount of the debt at the IPO closing date of May 2015, net of unamortized discount and deferred financing costs, and recorded a loss on settlement of debt of $0 and $705,217 in the accompanying condensed statement of operations for the three and nine months ended September 30, 2015, respectively. The value of the debt adjusted to the value of the common stock paid was reclassified from debt to equity. No such loss on settlement of debt was recorded for either the three and nine months ended September 30, 2016.

Note 9. Other Agreements

NuvoGen Obligation

The Company entered into an asset purchase agreement in 2001, as amended, with NuvoGen Research, LLC (“NuvoGen”) to acquire certain intellectual property from NuvoGen. The Company accounted for the transaction as an asset acquisition. However, as the intellectual property was determined to not have an alternative future use, the upfront consideration was expensed. In exchange for the intellectual property, the Company issued to NuvoGen 5,587 shares of the Company’s common stock, made fixed payments of $740,000 over the first two years of the agreement and agreed to pay NuvoGen 6% of the Company’s yearly revenue, which would be applied to any fixed payments, until the total aggregate cash compensation paid to NuvoGen under the agreement equaled $15,000,000. Certain terms of the agreement were amended in November 2003, September 2004, November 2012 and February 2014. Pursuant to the latest amendment to the agreement, through 2017, the Company is only required to pay a yearly fixed fee, in quarterly installments, to NuvoGen in the range of $543,750 to $800,000, and may defer any accrued revenue-based payments. Beginning in 2018, the Company will be obligated to pay the greater of $400,000 or 6% of the Company’s applicable annual revenues, plus amounts, if any, deferred in the 2016 and 2017 periods by which 6% of revenue exceeds the applicable fixed fee plus 5% interest on such deferred amounts until the obligation is paid in full. The obligation currently is non-interest bearing and was, but is no longer, secured by certain patents and trademarks.

The Company recorded the obligation at the estimated present value of the future payments using a discount rate of 2.5%, the Company’s estimate of its effective borrowing rate for similar obligations. Unamortized debt discount was $127,518 and $283,621 at September 30, 2016 and December 31, 2015, respectively. Discount accreted during the three and nine months ended September 30, 2016 was $51,636 and $156,103, respectively, and $51,481 and $229,232, during the three and nine months ended September 30, 2015, respectively.

Pursuant to the closing of the Growth Term Loan A in August 2014 (see Note 8), the Company agreed to accelerate certain minimum payments pursuant to the asset purchase agreement and NuvoGen agreed to terminate its security interest in the originally pledged patents and trademarks. Remaining minimum payments that were otherwise due for 2014, 2015 and the first quarter of 2016, amounting to $868,750 were paid in advance. The acceleration of payments did not significantly change the minimum cash flows and therefore had no significant accounting effect. Since quarterly payments resumed in the second quarter of 2016, $362,500 has been paid to NuvoGen toward the remaining obligation.

The remaining payments due to NuvoGen at September 30, 2016, are, minimally, as follows, although actual payments could be significantly more than provided in the table in 2018 and beyond to the extent that 6% of revenue exceeds $400,000:

2016	$181,250
2017	800,000
2018	400,000
2019	400,000
2020	400,000
2021 and beyond	6,698,743
Total NuvoGen obligation payments	8,879,993
Less discount	(127,518)
Total NuvoGen obligation, net	$8,752,475

Illumina, Inc. Agreement

In October 2014, the Company entered into a development and component supply agreement with Illumina, Inc. for the development and worldwide commercialization by the Company of up to two complete diagnostic gene expression profiling tests for use with Illumina’s diagnostic instruments, using components supplied by Illumina. The Company refers to these diagnostic gene expression profiling tests as in vitro diagnostic (“IVD”) test kits. The IVD test kits originally could be used in up to two discrete testing fields chosen by the Company, one or both of which could relate to oncology for breast, lung, lymphoma or melanoma tumors, and up to one of which could relate to transplant, chronic obstructive pulmonary disease, or immunology/autoimmunity. The Company provided notice to Illumina of its first testing selection during the quarter ended March 31, 2015. The Company is in discussions with Illumina regarding a potential extension of the original October 2016 deadline to select a second field.

In the fourth quarter of 2015, the Company and Illumina agreed to a development plan for the development and regulatory approval of the selected IVD test kit, following which the Company paid Illumina a $100,000 fee. Illumina has agreed to provide development and regulatory support as part of the plan. The Company is also required to pay Illumina up to $1.0 million in the aggregate upon achievement of specified regulatory milestones relating to the IVD test kit, though no additional milestones have been reached through September 30, 2016. In addition, the Company has agreed to pay Illumina a single digit percentage royalty on net sales of any IVD test kit that the Company commercializes pursuant to the agreement. Ongoing research and development costs for these programs have been expensed as incurred.

The agreement will expire on the earlier of October 2019 or the date which the last to expire development plan under the agreement is completed. The Company may terminate the agreement at any time upon 90 days’ written notice and may terminate any development plan under the agreement upon 30 days’ prior written notice. Illumina may terminate the agreement upon 30 days’ prior written notice if the Company undergoes certain changes of control. Either party may terminate the agreement upon the other party’s material breach of the agreement that remains uncured for 30 days, or upon the other party’s bankruptcy

Invetech PTY Ltd. Agreement

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

The agreement requires the execution of a development plan for each stage of the project. Upon full execution and delivery of each development plan, the Company will pay Invetech development fee installments for that development plan. Stage 0 was completed during the second half of 2015. In July 2016, the Company entered into an amendment with Invetech, extending and concluding Stage 1.1 through the end of July 2016 and further suspending Invetech’s project development activities currently in process until the Company makes a decision to resume further external development efforts. Resumption of the external development effort is not expected until 2017 and will depend upon the prioritization of all of the Company’s development programs. The Invetech agreement remains in effect through completion of all tasks and the Company’s acceptance of all deliverables under each development plan unless terminated earlier as provided for in the agreement.

Research and development expense included in the condensed statements of operations relating to Invetech development fee installments was $287,100 and $2,310,758 for the three and nine months ended September 30, 2016, respectively, and $150,000 for both the three and nine months ended September 30, 2015.

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

Pursuant to the agreement, the Company has agreed to obtain its requirements for certain components to be used in the development of HTG Assays from LTC. In March 2016, the Company purchased approximately $250,000 of LTC products and equipment in accordance with this agreement. LTC has agreed to provide support in the Company’s efforts to obtain regulatory approval of the HTG Assays. The Company is required to pay LTC a milestone payment in the mid-six figure dollar range upon certain regulatory achievements for each HTG Assay. In addition, the Company has agreed to pay LTC a single digit percentage royalty on net sales of any HTG Assays that the Company commercializes pursuant to the agreement. No milestone or royalty payments have been accrued or made pursuant to this agreement as of September 30, 2016.

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

For the three and nine months ended September 30, 2016, $128,630 and $158,192, respectively, was recognized as service revenue under the agreement and $160,106 was recognized as deferred revenue as of September 30, 2016.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(6,488,442)	$(5,157,663)	$(20,366,469)	$(15,698,139)
Accretion of stock issuance costs	—	—	—	(35,046)
Accretion of discount on Series E warrants	—	—	—	(127,616)
Series E and D, Convertible Preferred Stock dividends	—	—	—	(1,165,932)
Net loss attributable to common stockholders	$(6,488,442)	$(5,157,663)	$(20,366,469)	$(17,026,733)
Denominator:
Weighted-average common shares outstanding-basic and diluted	7,053,010	6,829,687	6,985,924	3,735,852
Net loss per share attributable to common stockholders, basic and diluted	$(0.92)	$(0.76)	$(2.92)	$(4.56)

The following outstanding options and warrants were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Nine Months Ended September 30,
	2016	2015
Options to purchase common stock	1,200,644	590,139
Common stock warrant	219,723	170,587
Restricted stock units	350,499	27,500

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

The following table shows the warrants outstanding by series as of September 30, 2016 and December 31, 2015.

Series of Warrants	Shares of Common Stock Underlying Warrants at September 30, 2016	Shares of Common Stock Underlying Warrants at December 31, 2015	Exercise Price/Share	Expiration Date
Series E redeemable convertible preferred stock warrants	28,713	23,396	23.51	2024
Convertible note warrants	144,772	144,772	14.00	2022
Common stock warrants	931	931	6.45	2019
Common stock warrants	45,307	—	2.76	2026

During the nine months ended September 30, 2015 the Company recorded a loss of $239,683 on the change in fair value of the preferred stock and convertible note warrants. The fair value of all preferred stock and convertible note warrants was updated prior to conversion at IPO, with the fair value change being charged to loss from change in stock warrant valuation in the condensed statements of operations. There was no similar loss recorded for the three months ended September 30, 2015 and the three and nine months ended September 30, 2016. The preferred stock warrant liability for outstanding Series C-2, Series D and Series E warrants was reclassified to additional paid-in-capital and recorded as common stock warrants upon the closing of the Company’s IPO. As such, the fair value of the preferred stock warrant liability was $0 at both September 30, 2016 and December 31, 2015.

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

The Company has historically accounted for the Series E Warrants as liabilities as such warrants were indexed to shares that could be redeemed for cash outside the control of the Company. The Company allocated the total proceeds first to the Series E Warrants based on their fair value of approximately $1,890,000 and the remainder amounting to approximately $5,665,000 of the proceeds allocated to the Preferred Shares. The fair value of the Series E Warrants was estimated to approximate the fair value of the Series E Stock because of their nominal price. The amount allocated to the Series E Warrants represented a discount to the Preferred Shares and was being accreted using the effective interest method up to the redemption amount from the respective issuance date to redemption date of five years. Accretion for the three and nine months ended September 30, 2016 was $0, and accretion for the three and nine months ended September 30, 2015 was approximately $0 and $128,000, respectively. Upon immediate exercise of the Series E Warrants, the amount recorded as warrant liability was reclassified to Preferred Shares, and issuance costs of $48,384, which had been allocated to the warrants were expensed. The Company was not accreting to the amount resulting from additional liquidation preference rights under the agreement because they were not considered probable at initial recording or at any point between then and May 2015 IPO. The Company additionally analyzed the issuance of Series E Warrants with the Series E Stock, noting there was no resulting beneficial conversion feature. Following the IPO, all outstanding warrants previously exercisable for preferred stock became exercisable for common stock. The previously reported warrant liability associated with the convertible warrants was applied to additional paid-in-capital.

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

Note 13. Stockholders’ Equity

Common Stock

The Company amended its certificate of incorporation on May 11, 2015, to decrease the number of authorized shares of common stock from 600,000,000 to 200,000,000 shares. The 200,000,000 authorized shares of common stock have a par value of $0.001 per share. As of September 30, 2016, 7,060,269 and 7,058,873 shares were issued and outstanding, respectively. As of December 31, 2015, 6,845,638 and 6,844,242 shares were issued and outstanding, respectively.

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

Stock-based Compensation

2014 Equity Incentive Plan

As of September 30, 2016, there were 68,450 shares available for issuance under the Company’s 2014 equity incentive plan and options to purchase 1,200,644 shares of common stock were outstanding, including 571,800 options that were fully vested. As of September 30, 2016, there was total unrecognized compensation expense of $1,064,203 related to unvested stock options, which the Company expects to recognize over a weighted-average period of approximately 2.41 years.

In April 2016, in connection with the severance of an employee, the Company accelerated the vesting of 8,957 unvested stock options, as well as the period following termination whereby all of the employee’s vested stock options, including those accelerated as part of the severance agreement, could be exercised for a two year period from the termination date. As a result of this modification, the Company recorded incremental stock-based compensation expense of approximately $0 and $13,500 for the three and nine months ended September 30, 2016.

A summary of the Plans’ stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2015	736,645	$4.18	7.5	$947,794
Granted	548,400	2.47
Exercised	(4,712)	2.15
Forfeited	(79,689)	4.90
Balance at September 30, 2016	1,200,644	$3.36	7.9	$48,246
Vested and expected to vest at September 30, 2016	1,111,699	$3.37	7.8	$48,086
Exercisable at September 30, 2016	571,800	$3.44	6.5	$40,266

As of September 30, 2016, there were 350,499 restricted stock units (“RSUs”) unvested and outstanding. Unrecognized compensation expense related to the remaining RSUs was $730,655 at September 30, 2016, which the Company expects to recognize over a weighted-average remaining service period of one year.

A summary of the Plans’ RSU activity is as follows:

	Restricted Stock Units (RSU)	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2015	27,500	$5.45
Granted	379,761	2.44
Vested	(36,762)	2.90
Forfeited	(20,000)	2.46
Balance at September 30, 2016	350,499	$2.43
Vested and expected to vest at September 30, 2016	333,117	$2.43

The stock-based compensation expense recorded in the condensed statements of operations for the three and nine months ended September 30, 2016 was $229,918 and $552,054, respectively, and $77,239 and $223,787 for the three and nine months ended September 30, 2015, respectively.

2014 Employee Stock Purchase Plan

In April 2015, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan (“ESPP”), which became effective in May 2015. Initially, the ESPP authorized the issuance of up to 110,820 shares of common stock pursuant to the purchase rights granted to the Company’s employees or to employees of the Company’s designated affiliates. The number of shares of common stock reserved for issuance automatically increased in accordance with the plan by 68,442 on January 1, 2016. The ESPP enables participants to contribute up to 15% of such participant’s eligible compensation during a defined period (not to exceed 27 months) to purchase common stock of the Company. The purchase price of common stock under the ESPP will be the lesser of: (i) 85% of the fair market value of the Company’s common stock on the first date of an offering or (2) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. As of September 30, 2016, 39,978 shares of stock have been purchased under the ESPP since its initiation in January 2016 at a weighted average price per share of $2.54.

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

As a result of the amendments, the Company’s remaining minimum real estate lease payments before common area maintenance charges as of September 30, 2016 are as follows:

2016	$126,987
2017	510,125
2018	512,533
2019	514,977
2020	517,457
2021 and beyond	43,139
$2,225,218

As of September 30, 2016, the Company also has capital lease commitments consisting of approximately $148,900 of leases for computer equipment varying in length from 36 to 48 months and an equipment financing arrangement of approximately $36,000 with a vendor that expires in December 2017 that have not been included in the minimum lease payments schedule above.

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

Product Warranty

The following is a summary of the Company’s general product warranty liability:

	Nine Months Ended September 30,
	2016	2015
Beginning balance	$20,213	$—
Cost of warranty claims	(67,663)	(545)
Warranty accrual	83,745	17,225
Ending balance	$36,295	$16,680

Warranty accrual is included in accrued liabilities in the condensed balance sheets as of September 30, 2016 and December 31, 2015. Expense relating to the recording of this accrual is recorded in cost of revenue within the condensed statements of operations.

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

The Company applies a two-step approach to recognizing and measuring uncertain tax positions. The Company evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The term “more likely than not” means a likelihood of more than 50 percent. Otherwise, the Company may not recognize any of the potential tax benefit associated with the position. The Company recognizes a benefit for a tax position that meets the “more likely than not” criterion at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon its effective resolution. Unrecognized tax benefits involve management’s judgment regarding the likelihood of the benefit being sustained. The final resolution of uncertain tax positions could result in adjustments to recorded amounts and may affect the Company’s results of operations, financial position and cash flows. The Company has not identified any uncertain tax positions at September 30, 2016 or December 31, 2015.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at September 30, 2016 and December 31, 2015, respectively, and has not recognized interest or penalties of significance during the three and nine months ended September 30, 2016 and 2015, respectively, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within in the next 12 months.

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

Overview

We are a commercial stage company that develops and markets products based on a novel technology platform to facilitate the routine use of complex molecular profiling. As part of our business model, we seek to leverage key business drivers in molecular profiling, including the acceleration of precision medicine, the migration of molecular testing to next generation sequencing (NGS), the movement to less invasive biopsies, the need for greater diagnostic sensitivity, the need to fit into healthcare economics and the need to have automation and workflow for easy deployment. Our HTG Edge and HTG EdgeSeq platforms automate sample processing and can quickly, robustly and simultaneously profile hundreds or thousands of molecular targets from samples a fraction of the size required by prevailing technologies. Our objective is to establish our platforms as standards in molecular profiling and make this capability accessible to all molecular labs from research to the clinic. We believe that our target customers desire high quality molecular profiling information in a multiplexed panel format from increasingly smaller and less invasive samples, with the ability to collect such information locally to minimize turnaround time and cost.

Our HTG Edge system is capable of running both our original, plate-based chemistry, which quantifies RNA using our plate reader included with the system, and our HTG EdgeSeq chemistry, which is detected using NGS instrumentation provided by the end user. We also plan to launch a new version of our HTG EdgeSeq system that will target the low-throughput lab market. This program, referred to as “Project JANUS”, is expected to increase our addressable market by enabling efficient molecular profiling of smaller quantity batches of samples. Though we have temporarily suspended Project JANUS in favor of other high value projects that we expect to provide greater short term benefits, we remain committed to Project JANUS and the development of an HTG EdgeSeq system that will target the low-throughput lab market.

Our innovative platforms and menu of molecular profiling panels are being utilized by a wide range of customers including biopharmaceutical companies, academic institutions and molecular labs to simultaneously analyze a comprehensive set of molecular information from valuable clinical samples and substantially improve the lab’s workflow efficiency. Customers are also now able to access our technology via the VERI/O service laboratory. We currently market several proprietary molecular profiling panels that address the needs of customers in translational research, biomarker discovery and potentially companion diagnostics. In addition, we have a focused development pipeline that includes planned panels for translational research, drug development and molecular diagnostics. Our product strategy is to develop a suite of profiling panels with initial focus in Immuno-oncology and next generation pathology.

We have incurred significant losses since our inception, and we have never been profitable. We incurred net losses of $6.5 million and $20.4 million for the three and nine months ended September 30, 2016, respectively, and net losses of $5.2 million and $15.7 million for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, we had an accumulated deficit of $109.9 million and we had available cash and cash equivalents totaling approximately $5.5 million and investments in highly liquid corporate and government debt securities totaling $11.1 million.

Recent Developments

In October 2016, we entered into a broad, non-exclusive companion diagnostics master agreement with Merck KGaA, Darmstadt, Germany to facilitate collaboration between the parties in the potential development of companion diagnostics by creating a legal framework which sets forth terms and conditions of the parties’ collaboration in connection with future development programs. The initial development program under the agreement utilizes our HTG EdgeSeq DLBCL Cell of Origin Assay in the Merck KGaA M7583 program, a selective and irreversible inhibitor of Bruton’s Tyrosine Kinase. The agreement is expected to lead to additional collaboration and development opportunities, utilizing our capabilities in assay development, regulatory filings and commercialization of companion diagnostics.

In October 2016, we entered into a distribution agreement for Italy with Gilson Italia srl, further expanding our commercialization capabilities in Europe. We now have direct sales coverage in the United Kingdom, France, Germany, Switzerland, Belgium and the Nordic countries, and distributors in Spain, Portugal, Italy and Israel.

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

In July 2016, we satisfied the requirements to CE mark our HTG EdgeSeq DLBCL Cell of Origin Assay, which allows us to commercialize this IVD assay in Europe for its diagnostic intended use.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Revenue:
Product	$506,065	$973,956	$(467,891)	$1,683,382	$2,349,740	$(666,358)
Service	407,836	37,000	370,836	1,991,567	150,292	1,841,275
Other	—	—	—	—	325,789	(325,789)
Total revenue	913,901	1,010,956	(97,055)	3,674,949	2,825,821	849,128
Cost of revenue	1,125,009	809,015	315,994	2,901,455	2,538,590	362,865
Gross margin	(211,108)	201,941	(413,049)	773,494	287,231	486,263
Operating expenses:
Selling, general and administrative	3,937,600	3,717,402	220,198	13,343,945	10,883,161	2,460,784
Research and development	1,910,116	1,309,573	600,543	6,515,808	2,951,009	3,564,799
Total operating expenses	5,847,716	5,026,975	820,741	19,859,753	13,834,170	6,025,583
Operating loss	(6,058,824)	(4,825,034)	(1,233,790)	(19,086,259)	(13,546,939)	(5,539,320)
Other income (expense)
Loss from change in stock warrant valuation	—	—	—	—	(239,683)	239,683
Interest expense	(490,825)	(378,656)	(112,169)	(1,422,171)	(1,334,103)	(88,068)
Interest income	26,196	37,788	(11,592)	92,767	48,930	43,837
Loss on settlement of convertible debt	—	—	—	—	(705,217)	705,217
Other	35,011	8,239	26,772	53,453	78,873	(25,420)
Total other income (expense)	(429,618)	(332,629)	(96,989)	(1,275,951)	(2,151,200)	875,249
Net loss before income taxes	$(6,488,442)	$(5,157,663)	$(1,330,779)	$(20,362,210)	$(15,698,139)	$(4,664,071)

Revenue

We generate revenue from the sale of our HTG Edge and HTG EdgeSeq platforms, including our HTG Edge and HTG EdgeSeq systems, and our proprietary consumables and related services, such as sample processing and custom assay development for biopharmaceutical companies. Consumables consist primarily of our molecular profiling panels, which we also refer to as assays or tests. Total revenue for the three months ended September 30, 2016 decreased by 10% to $0.9 million compared with $1.0 million for the three months ended September 30, 2015. Total revenue for the nine months ended September 30, 2016 increased by 30% to $3.7 million compared with $2.8 million for the nine months ended September 30, 2015. The overall revenue increase for the nine months ended September 30, 2016 as compared to the same period in the prior year was primarily the result of increased demand for sample processing by our biopharmaceutical company customers, a trend that we expect to continue in future reporting periods. In response to this increased demand for sample processing we announced the formalization of our VERI/O laboratory service in the second quarter of 2016. Revenue for the nine months ended September 30, 2015 included grant revenue that concluded in June of 2015.

Product revenue

          Product revenue includes revenue from the sale of instruments and consumables. Total product revenue for the three and nine months ended September 30, 2016 was $0.5 million and $1.7 million, respectively, compared with $1.0 million and $2.3 million for the three and nine months ended September 30, 2015, respectively. Instrument revenue for the three and nine months ended September 30, 2016 was $6,000 and $88,000, respectively, compared with $338,000 and $600,000 for the three and nine months ended September 30, 2015, respectively. Consumables revenue for the three and nine months ended September 30, 2016 was $0.5 million and $1.6 million respectively, compared with $0.6 million and $1.8 million for the three and nine months ended September 30, 2015, respectively. The decrease in product revenue from 2016 to 2015 is primarily attributable to our focus on biopharmaceutical customers whose preference has been to access our technology via services in our VERI/O laboratory. We also experienced a significant reduction in consumable sales to a single customer from 2015 to 2016 upon the customer’s completion of a large retrospective sample analysis project in late 2015. While this customer continues to place orders for our miRNA panel, their 2016 consumable orders have been well below their 2015 levels which is not unusual in the research market where revenues are project driven. Despite a reduction in sales to this single customer, our total consumable sales revenue was only slightly below 2015 levels for both the three and nine months ended September 2016, reflecting volume growth from other customers in 2016. We expect to see growth in our product revenue for the remainder of 2016 and into the future, but expect our revenue mix to continue to contain a higher portion of biopharmaceutical service revenue until we enter the clinical diagnostic market.

Service revenue

Service revenue, consisting primarily of sample processing for biopharmaceutical company customers, increased to $0.4 million and $2.0 million for the three and nine months ended September 30, 2016, respectively, compared with $37,000 and $150,000 for the three and nine months ended September 30, 2015, respectively. Service revenue reflects our success with our new and expanding biopharmaceutical collaborations. Our increasing service revenue is the direct result of biopharmaceutical companies who have chosen the HTG EdgeSeq system for use in their drug development programs. These biopharmaceutical service revenues have and are expected to yield standard product gross margins that are consistent with our standard product gross margin targets. For the remainder of 2016, we expect our service revenue to increase in both absolute dollars and as a percentage of total revenue compared with our 2015 service revenue primarily from a projected increase in demand from our biopharmaceutical company customers.

Other revenue

Other revenue was $0 for both the three and nine months ended September 30, 2016 compared with $0 and $326,000 for the three and nine months ended September 30, 2015, respectively. Other revenue consisted of grant funding provided by the U.S. National Institute of Health, or NIH, for a Phase 2 grant completed in June 2015.

Cost of revenue

Cost of revenue increased by $316,000, or 39%, and $363,000, or 14% in the three and nine months ended September 30, 2016, respectively, compared with the three and nine months ended September 30, 2015. Overall cost of revenue increased from 2015 to 2016, driven primarily by a $291,700 provision for excess inventory recorded within cost of revenue in the condensed statements of operations in the third quarter of 2016. We reserved the remaining value of our Edge reader inventory which is no longer in sufficient demand as we have transitioned our panels onto our HTG EdgeSeq platform. Since 2014, we have directed most of our commercial and marketing efforts to our HTG EdgeSeq products that do not utilize the original, chemiluminescent reader technology. As a direct result of this non-cash reserve charge, our gross margin was -23% and 21% for the three and nine months ended September 30, 2016, respectively, when compared with 20% and 10% for the three and nine months ended September 30, 2015. Despite the excess inventory charge, our gross margin for the nine months ended September 30, 2016 was over 10% higher than the same period in 2015. Excluding the impact of this inventory reserve adjustment, gross margin for the three and nine months ended September 30, 2016 was 9% and 29%. Our gross margin for the nine months ended September 30, 2016 reflects expectation of further improvement in our overall gross margin as our product and service revenues increase, allowing us to further absorb our largely fixed manufacturing costs. These costs include increased rental costs incurred in our recent improvement and expansion of our dedicated manufacturing and operations space.

Selling, general and administrative expenses

Selling, general and administrative expenses were $3.9 million and $13.3 million for the three and nine months ended September 30, 2016, respectively, compared with $3.7 million and $10.9 million for the three and nine months ended September 30, 2015, respectively. The increase in both periods was driven primarily by higher sales and marketing costs related to a reorganization of our commercial sales team, expansion of marketing efforts to accelerate market adoption of our products and commissions on increased revenue generated in 2016. Our general and administrative costs decreased by $0.1 million for the three months ended September 30, 2016 when compared to the same period in 2015, and increased by $0.6 million for the nine months ended September 30, 2016 when compared with the nine months ended September 30, 2015. The increase during the nine months ended September 30, 2016 is due primarily to legal and professional fees, non-cash stock-based compensation expense and director and officer insurance premiums, all related to being a public company. Selling, general and administrative expenses for the third quarter of 2016 were consistent with the third quarter of 2015 and with the first half of 2016 as we continue to focus on commercialization of our products and services both domestically and in Europe.

Research and development expenses

Research and development expenses were $1.9 million and $6.5 million for the three and nine months ended September 30, 2016, respectively, compared with $1.3 million and $3.0 million for the three and nine months ended September 30, 2015, respectively. These increases were driven by research and development headcount growth and other direct costs to obtain FDA approval for our first IVD panel and the HTG EdgeSeq system, Project JANUS and menu expansion programs. Specifically, Project JANUS development costs of $0.3 million and $2.3 million for the three and nine months ended September 30, 2016, respectively, comprise the largest portion of this period over period increase. Research and development expenses have decreased and are expected to continue to decrease from expenditures in the first half of the year, due to the temporary suspension of Project JANUS early in the third quarter 2016 in favor of a focus on obtaining our initial FDA approval and other high value and lower cost near term development projects.

Loss from change in stock warrant valuation

Loss from the change in stock warrant valuation for the nine months ended September 30, 2015 was a result of an increase in the fair value of our preferred stock warrants just prior to the exercise of Series D preferred stock warrants, the conversion to common stock warrants of our Series C-2 preferred stock warrants, convertible note warrants and growth term loan warrants at the time of our IPO as a result of the proximity to and assessed likelihood of a successful IPO. There was no loss from change in stock warrant valuation for the third quarter of 2015 or for the three and nine months ended September 30, 2016 as the warrants were converted to common stock warrants with completion of the IPO in May 2015.

Interest expense and loss on settlement of convertible debt

Interest expense was $0.5 million and $1.4 million for the three and nine months ended September 30, 2016, respectively, as compared with $0.4 million and $1.3 million for the three and nine months ended September 30, 2015, respectively. The increase related primarily to accrued interest incurred on the $5.0 million growth term loan borrowed in March 2016.

For the nine months ended September 30, 2015, our remaining convertible note debt discount and deferred financing costs relating to the convertible note totaling $0.7 million were charged to loss on settlement of convertible debt with the issuance of common stock in settlement of the convertible notes and related accrued interest with the completion of the IPO. There were no convertible notes outstanding during the three months ended September 30, 2015 or for either the three or nine months ended September 30, 2016.

Cash Flows for the Nine Months Ended September 30, 2016 and 2015

The following table summarizes the primary sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$(17,312,741)	$(14,686,243)
Investing activities	17,759,574	(37,424,235)
Financing activities	1,783,008	51,095,229
Increase (decrease) in cash and cash equivalents	$2,229,841	$(1,015,249)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2016 was $17.3 million and reflected (i) the net loss of $20.4 million, (ii) net non-cash items of $2.7 million, consisting primarily of depreciation and amortization of $1.1 million, amortization of the discount on the NuvoGen obligation and of the discount, final payment premium and deferred financing costs on the growth term loan of $0.6 million, stock-based compensation of $0.6 million, a provision for excess inventory of $0.4 million, and accrued interest on available-for-sale securities of $0.1 million, and (iii) a net cash inflow from changes in balances of operating assets and liabilities of $0.4 million, consisting primarily of decrease in accounts receivable due to collections efforts in the third quarter 2016 and increased deferred revenue due to longer term biopharmaceutical company customer service contracts, partially offset by increased accounts payable primarily relating to research and development project expenses.

Net cash used in operating activities for the nine months ended September 30, 2015 was $14.7 million and reflected (i) the net loss of $15.7 million, (ii) net non-cash items of $2.6 million, consisting primarily of amortization and write off at IPO of discount on convertible notes of $0.7 million, depreciation and amortization of $0.5 million, amortization of the discount on the NuvoGen obligation of $0.2 million, provision for excess inventory of $0.3 million, stock-based compensation of $0.2 million and a decrease in the warrant valuation of $0.2 million and (iii) a net cash outflow from changes in balances of operating assets and liabilities of $1.6 million. The significant items comprising the changes in balances of operating assets and liabilities were an increase of $0.9 million in inventory and an increase in prepaid and other of $0.5 million partially offset by a decrease in accounts payable and accrued liabilities.

Investing Activities

Net cash provided by investing activities of $17.8 million for the nine months ended September 30, 2016 was comprised primarily of available-for-sale securities activities, including maturities of $23.0 million and purchases of $3.4 million of available‑for‑sale securities during the period. Our investing activities for the nine months ended September 30, 2015 were comprised primarily of the purchase of $43.0 million and disposals of $6.5 million of available-for-sale securities with proceeds from our IPO in May 2015.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016 consisted primarily of $5.0 million in proceeds from the draw of our growth term loan B availability in March 2016 to fund ongoing business operations, partially offset by $2.9 million in payments on the outstanding growth term loan balance that began in April 2016.

Net cash provided by financing activities for the nine months ended September 30, 2015 of $51.1 million included $47.7 million proceeds from our initial public offering, partially offset by $1.0 million deferred offering costs incurred in the period, and $4.5 million in proceeds from convertible notes.

Liquidity and Capital Resources

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock, the incurrence of debt and cash received from product sales, services revenue and other income. Through September 30, 2016, we had received net proceeds of $52.9 million from the issuances of preferred stock, including preferred stock issued on conversion of promissory notes, $45.4 million of net proceeds from the issuance of our common stock, $0.8 million in proceeds from a prior term loan, approximately $7.7 million in grants, $15.6 million from our growth term loan (net of $0.4 million original issue discount), $4.5 million from convertible note issuances and $35.0 million from service and product revenue. As of September 30, 2016, we had $16.6 million in cash, cash equivalents and short-term available-for-sale investments and $22.1 million of debt outstanding on our growth term loan payable, NuvoGen obligation and capital lease obligations. Amounts due on the convertible notes as well as the related accrued interest were automatically converted into 324,591 shares of our common stock in connection with the initial closing of our IPO in May 2015.

We have had recurring operating losses and negative cash flows from operations since inception, and we have an accumulated deficit of approximately $109.9 million as of September 30, 2016.

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

Funding Requirements

We have had recurring operating losses and negative cash flows from operations since our inception and have an accumulated deficit of approximately $109.9 million. As of September 30, 2016, we had cash, cash equivalents and investments in short term available-for-sale securities of approximately $16.6 million, and had current liabilities of approximately $10.0 million plus an additional $6.9 million in long-term liabilities attributable to our growth term loan. We believe that our existing resources will be sufficient to fund our planned operations and expenditures until mid-way through the second quarter of 2017. However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. These circumstances raise substantial doubt about our ability to continue as a going concern.

Until our revenue reaches a level sufficient to support self-sustaining cash flows, if ever, we will need to raise additional capital to fund our continued operations, including our product development and commercialization activities related to our current and future products. Future funding requirements will depend on a number of factors, including our ability to generate significant product and service revenues, our ability to repay our debt obligations as they become due, the cost and timing of establishing additional sales, marketing and distribution capabilities, the ongoing cost of research and development activities, the cost and timing of regulatory clearances and approvals, the effect of competing technology and market developments, the nature and timing of companion diagnostic development collaborations we may establish, and the extent to which we acquire or invest in businesses, products and technologies.

Additional capital may not be available at such times or in amounts needed by us. Even if sufficient capital is available to us, it might be available only on unfavorable terms. If we are unable to raise additional capital in the future when required and in sufficient amounts or on terms acceptable to us, we may have to delay, scale back or discontinue one or more product development programs, curtail our commercialization activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop or commercialize independently, cease operations altogether, pursue an acquisition of our company at a price that may result in up to a total loss on investment to our stockholders, file for bankruptcy or seek other protection from creditors, or liquidate all of our assets.

Contractual Obligations

As of September 30, 2016, there have been no material changes to our contractual obligations and commitments outside of the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K filed with the SEC on March 24, 2016 other than contractual obligations associated with our $5.0 million growth term loan draw in March 2016.

Off-Balance Sheet Arrangements

Through September 30, 2016, we have not entered into any off-balance sheet arrangements as defined by applicable SEC regulations.

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

There were no changes in our significant accounting policies and estimates during the nine months ended September 30, 2016 from those set forth in “Critical Accounting Policies and Significant Judgments and Estimates” in our December 31, 2015 Annual Report on Form 10-K filed with the SEC on March 24, 2016.

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

Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly as it relates to our investment in money market funds and debt securities. We had cash and cash equivalents of $5.5 million at September 30, 2016, which consist of money market funds. Such interest-bearing instruments carry a degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Our debt is at fixed interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements. Our investments in available-for-sale securities are at some risk for losses from possible volatility in the market. However, our investments are in a low risk portfolio comprised of U.S. Treasuries, U.S. government sponsored agency obligation and high credit quality corporate debt securities which have an average credit rating of AA. We do not anticipate exposure to significant market risk based upon our conservative investment policy.

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

As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risks Related to our Business and Strategy

We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.*

We have incurred losses since our inception and expect to incur losses in the future. We incurred net losses of $6.5 million and $20.4 million for the three and nine months ended September 30, 2016, respectively, and net losses of $5.2 million and $15.7 million for the three and nine months ending September 30, 2015, respectively. As of September 30, 2016, we had an accumulated deficit of $109.9 million. We expect that our losses will continue for the foreseeable future as we will be required to invest significant additional funds to support product development, including development of our next generation instrument platforms, development of our new HTG EdgeSeq assay panels, including our initial IVD assay, and the commercialization of our HTG Edge and HTG EdgeSeq systems and our proprietary consumables. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities, expanding our staff to sell and support our products, and the increased administrative costs associated with being a public company. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

We might not be able to continue as a going concern absent our ability to raise additional equity or debt capital. Even if capital is available, it might be available only on unfavorable terms.*

This Quarterly Report on Form 10-Q for the period ended September 30, 2016, includes disclosures stating that our recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. We have had recurring operating losses and negative cash flows from operations since inception, and we have an accumulated deficit of approximately $109.9 million as of September 30, 2016. As of September 30, 2016, we had cash, cash equivalents and investments in short term available-for-sale securities of approximately $16.6 million, and had current liabilities of approximately $10.0 million plus an additional $6.9 million in long-term liabilities attributable to our growth term loan. We believe that our existing cash resources will be sufficient to fund our planned operations and expenditures until mid-way through the second quarter of 2017. In addition, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.

To date, to fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings and revenue generated from the sale of our HTG Edge and HTG EdgeSeq systems, the sale of our proprietary consumables and related services. We will need to raise additional capital to fund our continued operations until our revenue reaches a level sufficient to provide for self-sustaining cash flows, if ever. There can be no assurance that additional capital will be available to us when needed or on acceptable terms, or that our revenue will reach a level sufficient to provide for self-sustaining cash flows. If we are unable to raise additional capital in the future when required or in sufficient amounts or on terms acceptable to us, we may have to delay, scale back or discontinue one or more product development programs, curtail our commercialization activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop or commercialize independently, cease operations altogether, pursue an acquisition of our company at a price that may result in up to a total loss on investment for our stockholders, file for bankruptcy or seek other protection from creditors, or liquidate all of our assets.

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

If we obtain additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all. If we are unable to continue as a going concern, holders of our common stock or other securities may lose the entire value of their investment.

Payments under the instruments governing our indebtedness may reduce our working capital. In addition, a default under our term loan agreement could cause a material adverse effect on our financial position.*

In August 2014, we entered into a $16.0 million term loan agreement with Oxford Finance LLC and Silicon Valley Bank, who we collectively refer to as the lenders. Under the terms of the term loan agreement, the lenders initially provided us with a term loan of $11.0 million. In March 2016, we borrowed the remaining $5.0 million pursuant to the term loan agreement. The loan is secured by a lien covering substantially all of our assets, excluding patents, trademarks and other intellectual property rights (except for rights to payment related to the sale, licensing or disposition of such intellectual property rights) and certain other specified property. The interest-only payment period expired in April 2016, and we are currently required to make monthly principal and interest payments through September 2018. Payments under the term loan agreement could result in a significant reduction of our working capital, which in turn could significantly impact our need to raise additional capital in order to continue as a going concern. As of September 30, 2016, we had $13.2 million outstanding under the term loan agreement, of which amount $6.3 million is scheduled to become due and payable over the 12 months following such date, compared to cash, cash equivalents and investments in short term available‑for‑sale securities of approximately $16.6 million.

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

We are developing a new version of our HTG EdgeSeq system that will target the lower-volume throughput lab market. This program, which we refer to as Project JANUS, is expected to increase our addressable market by enabling efficient molecular profiling of smaller quantity batches of samples. This program involves the development of new chemistry that is not currently compatible with our existing HTG Edge or HTG EdgeSeq platforms. We have temporarily suspended the development of this program in favor of other high value projects that we expect to provide greater short term benefits, and if we are unable to resume or successfully develop this new version of our HTG EdgeSeq system and on the timeframe we anticipate, our addressable market could be limited, which could harm our business, results of operations and financial condition.

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

Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, two customers accounted for 45% of our revenue for the year ended December 31, 2015 and the top three customers accounted for 27%, 24% and 9% and 38%, 14% and 7% of our revenue for the three and nine months ended September 30, 2016, respectively. If orders from our top customers are reduced or discontinued, our revenue in future periods may materially decrease. Fluctuations in our operating results may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described under the caption “Risk Factors – Risks Related to Our Business and Strategy” of this report. In addition, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. Our products involve a significant capital commitment from our customers and accordingly involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of investors or securities analysts, our stock price may be adversely affected.

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

A significant amount of our inventory consists of instruments held by prospective customers who are evaluating our products and may not be converted to revenue on the timeframe that we anticipate or at all.*

As of September 30, 2016, approximately $437,000 of our inventory consisted of HTG Edge or HTG EdgeSeq instruments held by customers who are evaluating and testing our products, including our HTG EdgeSeq products. If these prospective customers do not adopt our products within the time periods that we estimate, or at all, then we will not be able to convert the inventory held by these customers into revenues. If we are unable to sell this inventory to other customers or if it becomes obsolete as we introduce and expand the customer base for our dedicated HTG EdgeSeq system, which became available in the third quarter of 2015, we may be required to write off a significant portion of this inventory.

Our strategy of developing companion diagnostic products may require large investments in working capital and may not generate any revenues.*

A key component of our strategy is the development of companion diagnostic products designed to determine the appropriate patient population for administration of a particular therapeutic, to more successfully treat a variety of illnesses. Successfully developing a companion diagnostic product depends both on regulatory approval for administration of the therapeutic, as well as regulatory approval of the diagnostic product. Even if we are successful in developing products that would be useful as companion diagnostic products, and potentially receive regulatory approval for such products, the biopharmaceutical companies that develop the corresponding therapeutics may ultimately be unsuccessful in obtaining regulatory approval for any such therapeutic, or, even if successful, select a competing technology to use in their regulatory submission instead of ours. The development of companion diagnostic products requires a significant investment of working capital which may not result in any future income. This could require us to raise additional funds which could dilute our current investors, or could impact our ability to continue our operations in the future.

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

We have limited experience in marketing and selling our products, and if we are unable to successfully commercialize our products, our business may be adversely affected.*

We have limited experience marketing and selling our products. Our HTG Edge system was introduced for sale in the life sciences research market in the third quarter of 2013. Our HTG EdgeSeq chemistry was introduced for sale in the life sciences research market in the third quarter of 2014. Our dedicated HTG EdgeSeq system was introduced for sale in the life sciences research market in the fourth quarter of 2015. We currently market our products through our own sales force in the United States and Europe, through a third party contract sales team in Europe and distributors in Spain, Portugal, Israel, Italy and in parts of Asia. In the future, we intend to expand our sales and support team in the United States, continue to build a direct sales and support team in Europe and establish additional distributor and/or third party contract sales team relationships in other parts of the world. However, we may not be able to market and sell our products effectively. Our sales of life science research products and potential future diagnostic products will depend in large part on our ability to successfully increase the scope of our marketing efforts and establish and maintain a sales force commensurate with our then applicable markets. Because we have limited experience in marketing and selling our products in the life science research market and no experience in marketing and selling our products in the diagnostic market, our ability to forecast demand, the infrastructure required to support such demand and the sales cycle to customers is unproven. If we do not build an efficient and effective sales force and distributor relationships targeting these markets, our business and operating results will be adversely affected.

If we do not obtain regulatory clearance or approval to market our products for diagnostic purposes, we will be limited to marketing our products for research use only. In addition, if regulatory limitations are placed on our diagnostic products our business and growth will be harmed.*

In many jurisdictions, including the United States, we are currently limited to marketing all or some of our HTG Edge and HTG EdgeSeq systems and proprietary profiling panels for research use only, which means that we cannot make any diagnostic or clinical claims for those products in those jurisdictions. We have sought and intend to continue to seek regulatory clearances or approvals in the United States and other jurisdictions to market certain panels for diagnostic purposes; however, we may not be successful in doing so.

The FDA regulates diagnostic kits sold and distributed through interstate commerce in the United States as medical devices. Unless an exemption applies, generally, before a new medical device may be sold or distributed in the United States, or may be marketed for a new use in the United States, the medical device must receive either FDA clearance of a 510(k) pre-market notification or pre-market approval. As a result, before we can market or distribute our profiling panels, including our mRNA and miRNA assays, as IVD kits for use by clinical testing laboratories in the United States, we must first obtain pre-market clearance or pre-market approval from the FDA. Even if or when we apply for clearance or approval from the FDA for any of our products, the process can be lengthy and unpredictable. We are working collaboratively with multiple biopharmaceutical companies to clinically validate our HTG EdgeSeq DLBCL Cell of Origin Assay, which we believe can classify DLBCL as either activated B-cell (ABC) or germinal-center B-cell (GCB) subtype and detect the expression of additional drug-linked gene targets such as PD-1, PD-L1 and CD19. We expect to submit the DLBCL assay for U.S. regulatory clearances or approvals at some future time if and when our work with the biopharmaceutical companies reaches an appropriate stage. We initiated a modular submission process to obtain FDA approval of our HTG EdgeSeq ALKPlus Assay to detect certain gene fusions in lung cancer. Pending the outcome of clinical trials, we plan to complete the FDA submission for the HTG EdgeSeq ALKPlus Assay by the end of the first quarter of 2017. We cannot provide any assurances that our clinical trial(s) or collaborations with biopharmaceutical companies will have the desired outcomes or that we will meet the regulatory clearance or approval timelines for either product. Further, even if we complete the requisite clinical validations and submit an application, we may not receive FDA clearance or approval for the commercial use of our tests on a timely basis, or at all. If we are unable to obtain regulatory clearance or approval, or if clinical diagnostic laboratories do not accept our cleared or approved tests, our ability to grow our business could be compromised.

Similarly, foreign countries have either implemented or are in the process of implementing increased regulatory controls that require that we submit applications for review and approval by foreign regulatory bodies. In July 2016, we obtained the right to CE mark the HTG EdgeSeq DLBCL Cell of Origin assay for sale as an IVD in Europe, and we plan to submit the HTG EdgeSeq ALKPlus Assay for European regulatory approval by the end of the fourth quarter of 2016. Once we do apply for the HTG EdgeSeq

AlkPlus Assay or any other product, we may not receive ex-U.S. approval for the commercial use of our tests on a timely basis, or at all. If we are unable to achieve appropriate ex-U.S. approvals, or if clinical diagnostic laboratories outside the United States do not accept our tests, our ability to grow our business outside of the United States could be compromised.

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

We are dependent on a single third-party supplier to supply a subcomponent of our systems, and the loss of any of these suppliers could harm our business.*

We currently rely on a single supplier to supply a subcomponent used in our HTG Edge and HTG EdgeSeq processors. Our contracts with this supplier do not commit it to carry inventory or make available any particular quantities, and it may give other customers’ needs higher priority than ours and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. We also rely on third-party suppliers for various components we use to manufacture our consumable products. We periodically forecast our needs for such components and enter into standard purchase orders with them. If we were to lose any such suppliers, we may not be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, or at all. If we should encounter delays or difficulties in securing the quality and quantity of materials we require for our products, our supply chain would be interrupted which would adversely affect our sales. A loss of any of these suppliers could significantly delay the delivery of HTG Edge or HTG EdgeSeq systems, which in turn would materially affect our ability to generate revenue. If any of these events occur, our business and operating results could be materially harmed.

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

If our Tucson facilities become unavailable or inoperable, the manufacturing of our instrument and consumable products or our ability to process sales orders will be interrupted and our business could be materially harmed.*

We manufacture our consumable products and our HTG Edge and HTG EdgeSeq systems in our Tucson, Arizona facilities. In addition, our Tucson facilities are the center for order processing, receipt of critical components of our HTG Edge and HTG EdgeSeq instruments and shipping products to customers. We do not have redundant facilities. Damage or the inability to utilize our Tucson facilities and the equipment we use to perform research and development and manufacture our products could be costly, and we would require substantial lead-time to repair or replace this facility and equipment. The Tucson facilities may be harmed or rendered inoperable by natural or man-made disasters, including floods, power spikes and power outages, which may render it difficult or impossible for us to perform these critical functions for some period of time. The inability to manufacture consumables, process customer samples or ship products to customers for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

We expect to generate a portion of our revenue internationally and are subject to various risks relating to our international activities which could adversely affect our operating results.*

During both the three and nine months ended September 30, 2016, approximately 15% of our revenue was generated from sales to customers located outside of the United States, compared with 24% and 11% for the three and nine months ended September 30, 2015, respectively. We expect that a percentage of our future revenue will continue to come from international sources, and we expect to expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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

We rely on distributors and sales partners for sales of our products outside of the United States. *

We have established an exclusive distribution agreement for our HTG Edge and HTG EdgeSeq platforms and related profiling panels within Israel, Spain, Portugal, Italy and parts of Asia. In addition, we have an agreement with a contract sales team in Europe, which we are in the process of transitioning to our own direct sales and support team. We intend to continue to grow our business internationally, and to do so, in addition to expanding our own direct sales and support team, we plan to attract additional distributors and sales partners to maximize the commercial opportunity for our products. We cannot guarantee that we will be successful in attracting desirable distribution and sales partners or that we will be able to enter into such arrangements on favorable terms. Distributors and sales partners may not commit the necessary resources to market and sell our products to the level of our expectations or may favor marketing the products of our competitors. If current or future distributors or sales partners do not perform adequately, or we are unable to enter into effective arrangements with distributors or sales partners in particular geographic areas, we may not realize long-term international revenue growth.

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

Risks Related to Government Regulation and Diagnostic Product Reimbursement

Our “research-use-only” products for the life sciences market could become subject to regulation as medical devices by the FDA or other regulatory agencies in the future which could increase our costs and delay our commercialization efforts, thereby materially and adversely affecting our life sciences business and results of operations.*

In the United States, our products are currently labeled and sold for research use only, or RUO, and not for the diagnosis or treatment of disease, and are sold to a variety of parties, including biopharmaceutical companies, academic institutions and molecular labs. Because such products are not intended for use in clinical practice in diagnostics, and the products cannot include clinical or diagnostic claims, they are exempt from many regulatory requirements otherwise applicable to medical devices. In particular, while the FDA regulations require that RUO products be labeled, “For Research Use Only. Not for use in diagnostic procedures,” the regulations do not otherwise subject such products to the FDA’s pre- and post-market controls for medical devices.

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

A 510(k) clearance or PMA approval for any future medical device product would likely place substantial restrictions on how the device is marketed or sold, and we will be required to continue to comply with extensive regulatory requirements, including, but not limited to, quality system regulations, or QSRs, registering manufacturing facilities, listing the products with the FDA, and complying with labeling, marketing, complaint handling, adverse event and medical device reporting requirements and corrections and removals. We cannot assure you that we will successfully maintain the clearances or approvals we may receive in the future. In addition, any clearances or approvals we obtain may be revoked if any issues arise that bring into question our products’ safety or effectiveness. Any failure to maintain compliance with FDA regulatory requirements could harm our business, financial condition and results of operations.

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

Complying with the laws and regulations affecting public companies will increase our costs and the demands on management and could harm our operating results.*

As a public company, and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and The NASDAQ Stock Market impose numerous requirements on public companies, including requiring changes in corporate governance practices. Also, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel will need to devote a substantial amount of time to compliance with these laws and regulations. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

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

Risks Related to Our Common Stock

We expect that our stock price will fluctuate significantly.*

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	actual or anticipated quarterly variation in our results of operations or the results of our competitors;
•	announcements by us or our competitors of new products, significant contracts, commercial relationships or capital commitments;
•	failure to obtain or delays in obtaining product approvals or clearances from the FDA or foreign regulators;
•	adverse regulatory or reimbursement announcements;
•	issuance of new or changed securities analysts’ reports or recommendations for our stock;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	commencement of, or our involvement in, litigation;
•	market conditions in the life sciences and molecular diagnostics markets;
•	manufacturing disruptions;
•	any future sales of our common stock or other securities;
•	any change to the composition of our board of directors, executive officers or key personnel;

•	our failure to meet applicable NASDAQ listing standards and the possible delisting of our common stock from the NASDAQ Stock Market;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	general economic conditions and slow or negative growth of our markets; and
•	the other factors described in this Quarterly Report under the caption “Risk Factors – Risks Related to Our Common Stock.”

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

We may not be able to satisfy the applicable continued listing requirements of The NASDAQ Stock Market.*

Our common stock is currently listed on the NASDAQ Global Market under the symbol “HTGM.”  On August 15, 2016, we received notice from The NASDAQ Stock Market that our stockholders’ equity as reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 did not satisfy The NASDAQ Global Market continued listing requirements. Following our submission to NASDAQ of a plan to regain compliance with the stockholders’ equity requirements in September 2016, NASDAQ granted us an extension until February 13, 2017 to regain compliance with the stockholders’ equity requirement. There can be no assurance that we will be able to regain compliance with the stockholders’ equity requirement or satisfy alternative criteria for continued listing on The NASDAQ Global Market, or for listing on any other tier of The NASDAQ Stock Market, such as The NASDAQ Capital Market. If we fail to regain compliance with the applicable criteria for continued listing on The NASDAQ Global Market, or to satisfy the conditions necessary for transferring our listing to The NASDAQ Capital Market, NASDAQ may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would likely take actions to restore our compliance with NASDAQ’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, or prevent future non-compliance with NASDAQ’s listing requirements.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.*

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned a majority of our capital stock at November 4, 2016. Accordingly, our executive officers, directors and principal stockholders acting together will be able to determine the composition of the board of directors, and may be able to approve all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

Pending their use, the net proceeds from our IPO are being held in cash and cash equivalents or used to purchase low risk available-for-sale securities, of which $11.1 million were short-term available-for-sale securities, at fair value at September 30, 2016. As of September 30, 2016, we have expended approximately $39.8 million of proceeds from our IPO on the following: (1) approximately $21.0 for sales and marketing and general and administrative expenses; (2) approximately $8.3 million for research and development expansion efforts, including expansion of our research and development team and development of new applications and profiling panels; (3) approximately $4.3 million for the payment of principal and interest on our growth term loan; and (4) approximately $6.2 million to purchase inventory and to fund working capital and other general corporate purposes.

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

HTG Molecular Diagnostics, Inc.

Date: November 14, 2016	By:	/s/ Timothy B. Johnson
Timothy B. Johnson
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Shaun D. McMeans
Shaun D. McMeans
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

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