Form 10-K
period 2016-12-31
HTG MOLECULAR DIAGNOSTICS, INC
filed 2017-03-23
CIK 1169987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Global Market on June 30, 2016, was $8,218,698.

The number of shares of Registrant’s Common Stock outstanding as of March 17, 2017 was 8,052,451.

i

PART I

Unless the context requires otherwise, references to “HTG,” “HTG Molecular Diagnostics,” “we,” “us” and “our” refer to HTG Molecular Diagnostics, Inc.

Forward-Looking Statements

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain forward-looking statements. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes, to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•	our ability to successfully commercialize our products and services, including our HTG EdgeSeq assays and corresponding automation systems;
•	our ability to generate sufficient revenue or raise additional capital to meet our working capital needs;
•	our ability to secure regulatory clearance or approval, domestically and internationally, for the clinical use of our products;
•

our ability to develop new technologies to expand our product offerings, including direct-target sequencing for detection of mutations in genomic DNA and/or expressed RNA (such as single-point mutations and gene rearrangements, like gene fusions and insertions), and methods to detect mutation load and microsatellite instability;

•	the implementation of our business model and strategic plans for our business;
•	the regulatory regime for our products, domestically and internationally;
•

our strategic relationships, including with holders of intellectual property relevant to our technologies, manufacturers of next-generation sequencing, or NGS, instruments and consumables, critical component suppliers, distributors of our products, and third parties who conduct our clinical studies;

•	our intellectual property position;
•	our expected use of proceeds from our initial public offering;
•	our ability to comply with the restrictions of our debt facility and meet our debt obligations;
•	our expectations regarding the market size and growth potential for our life sciences and diagnostic businesses;
•	our expectations regarding trends in the demand for sample processing by our biopharmaceutical customers;
•	any estimates regarding expenses, future revenues, capital requirements, and stock performance; and
•	our ability to sustain and manage growth, including our ability to develop new products and enter new markets.

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

Item 1. Business.

Overview

We are a commercial stage company that develops and markets products and services based on proprietary technology that facilitates the routine use of targeted molecular profiling. Molecular profiling is the collection of information about multiple molecular targets, such as DNA and RNA, also called biomarkers, in a biological sample. Molecular profiling information has many important applications, from basic research to molecular diagnostics in personalized medicine. Our technology can be used throughout that range of applications, which is just one of its many benefits. Our focus is on clinical applications. Our primary customer segments include biopharmaceutical companies, academic research centers and molecular testing laboratories.

Historically, molecular profiling has faced several technical challenges in clinical applications. These include (i) limited “multiplexing,” which means only a few biomarkers could be tested in a single sample, (ii) the need for vast amounts of sample to test more than a few biomarkers, which often required several different technologies conducted in different locations, (iii) complex sample preparation, and (iv) manual and/or time consuming workflows. Even where it was possible to test tens, hundreds or thousands of biomarkers, such as with fixed arrays, data analysis could be quite complicated and time consuming.

Our proprietary technology has several key differentiators, including (i) multiplexing from tens to thousands of biomarkers in a single sample, (ii) very low sample input requirements, (iii) simple, extraction-free sample preparation, which is effective with a wide variety of samples, (iv) automated workflow with sample-to-result turnaround times rivaling any current competitor, and (v) simplified data output. In addition, our HTG EdgeSeq assay technology, launched in 2014, generates a molecular profiling library for detection using NGS. Among other things, NGS provides improved sensitivity and dynamic range for our HTG EdgeSeq assays. We believe these advantages position us to outperform most other now-available molecular profiling technologies, especially in certain sample types, such as formalin-fixed, paraffin-embedded tissue, or FFPE. While we continue to advance our technology, we are particularly focused on gaining market recognition and expanding our product offerings.

Our current sources of revenue include services provided by our VERI/O laboratory (discussed below) and sales of our automation systems and integrated NGS-based HTG EdgeSeq assays. Our current assay product offerings include the following:

•	HTG EdgeSeq Oncology Biomarker Panel,
•	HTG EdgeSeq Immuno-Oncology Assay,
•	HTG EdgeSeq Lymphoma Panel,
•	HTG EdgeSeq microRNA Whole-Transcriptome Assay, and
•	HTG EdgeSeq DLBCL Cell of Origin Assay.

Our assays are currently sold for research use only, except in Europe where our diffuse large B-cell lymphoma, or DLBCL, assay is CE-marked and available for diagnostic use. In March 2017, we obtained CE-marking of our HTG EdgeSeq ALKPlus Assay in Europe, and we continue work on our pre-market approval, or PMA, submission for this assay in the United States. In 2017, we also have a focused development pipeline of new profiling products, which includes planned panels for translational research, drug development, and molecular diagnostics with initial focus in immuno-oncology and next generation pathology. We also expect to complete feasibility testing on several new technological developments, including our direct-target sequencing “version 2” chemistry, or V2 chemistry.

Our HTG EdgeSeq assays are automated on either our HTG Edge or HTG EdgeSeq platform, which may also be referred to as an “instrument” or “processor” and which, together with the assay, is a fully integrated system. Our HTG Edge platform can run both our original, plate-based assays and our NGS-based HTG EdgeSeq assays. We continue to support a small number of customers interested in utilizing our plate-based assays (such as our HTG Edge DMPK Core CYP Assay or otherwise on a custom manufacturing basis); however, in 2016, based on market trends and customer feedback, we shifted our product focus to our NGS‑based HTG EdgeSeq system.

Customers can also obtain the advantages of our proprietary technology by engaging our VERI/O laboratory for pre-clinical and clinical research-related services, including drug development and translational research. Our VERI/O lab processes samples for molecular profiling data or, if aligned with our clinical diagnostic product strategy, designs custom research or investigational profiling assays. In 2017, we also expect to deploy our V2 chemistry in the VERI/O lab for detection of DNA mutations.

We believe the value propositions of our products and services are gaining significant recognition. In 2016, we entered into agreements with Bristol-Myers Squibb, or BMS, and Merck KGaA, which are just two examples of the 36 individual project programs with biopharmaceutical companies employing our proprietary technology in their clinical research and drug development programs as of December 31, 2016.

As we navigate product-related regulatory requirements to launch additional molecular diagnostic products, initially in Europe and then in the United States, we expect our research products and services will continue to drive market recognition and technology adoption. Further, we expect that strategically positioning our proprietary technology, products and services in drug or other clinical development programs will drive a future, ongoing portfolio of molecular diagnostic products, including companion diagnostic products.

We have incurred significant losses since our inception, and we have never been profitable. We incurred net losses of $26.0 million and $21.4 million for the years ended December 31, 2016 and 2015, respectively, and we had an accumulated deficit of approximately $115.6 million as of December 31, 2016. As of December 31, 2016, we had available cash and cash equivalents totaling approximately $7.5 million and investments in short-term corporate and government debt securities totaling $4.3 million, and had current liabilities of approximately $10.0 million plus an additional $14.0 million in long-term liabilities primarily attributable to our growth term loan and our obligation to NuvoGen Research LLC, or NuvoGen.

Our Strategy

Our objective is to establish the HTG solutions as the standard in molecular profiling, and to make their benefits accessible to all molecular labs from research to the clinic. The key components of our strategy are:

•

Focus on immuno-oncology based molecular profiling. We plan to develop novel RNA-based gene classifiers to help biopharmaceutical companies and leading translational medicine researchers better understand and predict durable response to immune checkpoint inhibitor drug candidates, such as anti-PD-L1 therapeutics, in mono- and combination therapies. We also plan to develop novel DNA profiling tests that can provide information about mutation load and microsatellite instability, which are genetics factors believed to be associated with response to immune checkpoint inhibitor therapies.

•

Increase and strengthen companion diagnostics collaborations with biopharmaceutical companies. We believe collaborations with biopharmaceutical companies with late-stage drug development programs will lead to us generating companion diagnostic consumables revenue. As of December 31, 2016, we had 36 active development programs across 16 leading biopharmaceutical companies which are incorporating companion diagnostics in their drug development programs. We plan to expand upon our first companion diagnostic partnership (Merck KGaA for DLBCL cell of origin determination) with additional companion diagnostic collaborations. We have entered into an agreement with QIAGEN Manchester Limited, a subsidiary of QIAGEN, N.V., or QIAGEN, to expand our commercial and technical capabilities in this market. We intend to continue to leverage our VERI/O laboratory services business to enable nimble response to emerging biopharmaceutical molecular profiling requirements.

•

Increase our market adoption by leveraging the advantages of our technology, including low sample input and high sensitivity. We plan to promote global adoption of our proprietary technology in molecular labs, biopharmaceutical companies and major translational research centers by demonstrating the key differentiating aspects of our chemistry and platforms, such as small sample utilization, multiplexing and high sensitivity. These advantages result in cost, time and ease of use benefits for our customers. To facilitate adoption, we announced and branded our VERI/O service laboratory, in 2016, to support customers who desire additional laboratory capacity, assay design services, and/or to access our service-only content offerings and, in addition, we continue to offer our HTG EdgeSeq system and reagents to customers who want to bring our technology in-house.

•

Establish our systems workflow as the best solution for clinical sequencing. We intend to continue to establish our technology as the best sample and library preparation method for clinical applications with next generation sequencers. We believe our differentiated HTG EdgeSeq chemistry will accelerate adoption by leveraging the large and growing installed base of next generation sequencers. We are engaged with industry and corporate partners including Illumina, Life Technologies Corporation and QIAGEN, to position our HTG EdgeSeq products as the benchmark for workflow in targeted sequencing applications.

•

Develop new molecular diagnostic panels with high medical utility. The HTG platforms were developed with features that we believe will enable local molecular labs to routinely test targeted RNA expression, including expressed gene mutations, such as ALK gene rearrangements using our HTG EdgeSeq ALKPlus Assay, all from extremely small samples, such as a single five micron section of FFPE tissue. We plan to develop future molecular diagnostic assays in conformance with existing reimbursement codes to facilitate our clinical customers’ billings. We also plan to work in the major European medical centers to develop and validate certain solid tumor classifiers and lower cost alternatives for breast and prostate cancer testing.

•

Expand the addressable market of HTG technology through new applications. We have demonstrated technical feasibility for several new applications that are intended to allow us to measure DNA mutations directly and in expressed RNA, and improve the already-high sensitivity of our HTG EdgeSeq assays. These new applications are expected to allow us to, among other things, develop future “multi-parameter” panels that detect both RNA and DNA targets in a single assay, for use in translational research, companion diagnostics and molecular diagnostics. We believe these applications and panels can be developed efficiently with reasonable capital investment.

Our Market

Development of Molecular Profiling

Molecular profiling is the analysis of biomarkers, including DNA and RNA and protein, in biological samples, such as tissue, cells, blood and other biofluids, to identify gene expression patterns or genomic changes. New molecular approaches are making it possible to perform these characterizations in unprecedented ways, resulting in a shift from the traditional approach of looking at one target at a time to the simultaneous analysis of potentially tens, hundreds or thousands of targets.

Among what we believe are the most promising applications of molecular profiling is the targeted sequencing of RNA and DNA from patient samples to identify gene expression patterns or molecular markers of disease that can aid in diagnosis, gauge patient prognosis or predict response to an available therapy. These applications have launched a fundamental shift towards personalized medicine where an individual patient’s molecular profile is used to guide treatment.

We estimate that the global molecular profiling market is approximately $27.0 billion today. Based on published industry reports, cancer profiling makes up the largest segment of this market at an estimated $17.8 billion, the substantial majority of which we believe currently consists of research-use-only products, and is expected to grow to $35.0 billion by 2018. Our initial diagnostic products target the approximate $4.0 billion pathology related diagnostic markets where we can transition existing testing methods to NGS-based workflows. The companion diagnostic market is currently estimated at $2.5 billion and growing approximately 18% annually. We believe that the acceleration of investment into immuno therapy drugs will also be a catalyst for future companion diagnostics for combination therapies where gene expression classification is expected to be important.

For decades, the treatment of disease was dominated by one-size-fits-all drug regimens. Over the last 10 years, numerous molecular markers and profiling techniques have transitioned from research tools to inclusion in clinical guidelines for patient care. Oncology drug developers have also seen the benefits of molecular markers and today there are many drugs in clinical development with a companion biomarker strategy.

Among the vanguard of these personalized treatments were hormone therapies for breast cancer patients whose tumors expressed the estrogen receptor protein. This was followed using trastuzumab for treating patients with HER2-positive breast cancers. This paradigm shift led to significantly improved patient outcomes when compared to the non-specific, chemotherapeutic approaches used in the past.

The evolution of molecular profiling has also taken shape over the last decade in non-small cell lung cancer, or NSCLC. NSCLC patients were first profiled for EGFR gene mutations to select patients most likely to respond to the drug erlotinib. Next came testing for ALK gene rearrangements as an indicator of response to the drug crizotinib. Now, additional mutations and rearrangements such as ROS1, RET, HER2, KRAS and MET, have been integrated into the NCCN guidelines for the treatment of lung cancer and are used to guide patient treatments.

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

Molecular profiling continues to move into clinical applications, including molecular profiling to develop clinical biomarker strategies, patient stratification for clinical trials, and companion diagnostics. The primary goal is to develop an understanding, at the molecular level, about why a drug does or does not work in a patient population. Variability in patients’ gene expression patterns is believed to at least partially explain why the 25% response rate for oncology therapeutics is among the lowest for all disease states.

While the primary objective of these drug-development efforts is to improve response rates, third-party payor pressures to lower patient treatment costs also plays a significant role. As a result, most biopharmaceutical companies develop biomarker strategies to increase the rate of patient response to new drugs in development. Typically, studies will focus on a variety of biological profiling markers that include RNA or protein expression levels, and/or presence or absence of DNA mutations (such as gene fusions and rearrangements), which can be detected in genomic DNA or expressed RNA or protein. Currently, it is estimated that there are over 2,000 clinical trials underway in oncology, and that the clear majority of drug developers believe personalized and targeted therapy development is important to the future success of drug development.

When a molecular biomarker panel is used for selection of patients in a Phase 3 clinical trial to demonstrate safety and efficacy of a new drug, the drug and biomarker test are often submitted to the applicable regulatory agency for approval together. In the United States, upon Food and Drug Administration, or FDA, approval of the biomarker test, or companion diagnostic, the patient must be tested with the companion diagnostic prior to treatment with the drug. Companion diagnostic tests have a clear clinical utility which generally supports favorable reimbursement decisions. We believe there are over 900 active oncology drug development programs, most of which have molecular biomarker strategies, creating a significant opportunity for molecular diagnostic companies with the right molecular profiling solutions.

Complexities and Challenges of Molecular Profiling Today

Currently, molecular profiling typically is conducted in the clinical setting using a variety of profiling techniques and instrumentation platforms across multiple laboratory departments, and, in many situations, sent to distant labs. These techniques include immunohistochemistry, or IHC, fluorescent in situ hybridization, or FISH, polymerase chain reaction, or PCR, gene expression arrays, or GEA, and NGS. This distributed profiling approach has accelerated the use of molecular profiling and increased the need to make the process more accessible and routine. However, molecular profiling is also highly specialized because current technologies are complex, require multiple capital-intensive workflows, and are not economically scalable to the case volume of the local laboratory. The fragmentation of methods, sample logistics and information flow has created significant challenges for labs, physicians and patients as discussed below.

Insufficient Sample Availability

The proliferation of new molecular profiles and technologies has led to the need for more biopsy material to conduct tests of interest. However, the trend is toward less invasive procedures that produce smaller biopsies and thus, in many situations there simply is not enough collected sample to meet all the profiling requirements. For example, historically, the standard method of collecting tumor samples for testing in oncology is via a surgical procedure where the tumor is resected or biopsied and then stabilized, or fixed, in a formaldehyde-based fixative known as formalin. Between 24 to 72 hours after the tissue is removed from the patient, it is permanently stabilized in a hard block of paraffin where it can be stored at room temperature for decades. This preservation technique was developed over 100 years ago, well in advance of the discovery of nucleic acids such as DNA and RNA. While techniques to recover nucleic acids from these FFPE tissue samples have been developed, formalin fixation presents several technical challenges in analyzing DNA and RNA sequences. Because of the convenience of this preservation method, though, FFPE samples are the starting material for almost all tumor-profiling testing in oncology today.

Most commonly, in the past and continuing today, very thin slices of tissue from FFPE blocks, typically five microns in thickness, are affixed to glass slides for testing. Then, a histological stain called an H&E (for the combination of hematoxylin and eosin) is used to differentially mark cellular structures, making it simple for a pathologist to examine the patterns of the normal and diseased tissue under a microscope. IHC stains are also often performed on FFPE tissue slides to aid diagnosis, prognosis or help guide therapy selection, with each IHC stain consuming two slides, one for the stain, and the other for a negative control. Historically, five to ten slides in total were consumed in the complete diagnostic workup for each tumor. With the advent of new molecular techniques there are additional demands for tissue, and most molecular tests on the market today require much more than a single slide. In many clinical situations, there simply is not enough collected tissue to meet all the profiling requirements. The growing number of specialized tumor-profiling tests, and their appetite for FFPE tissue or other sample material, is in direct conflict with the trend towards smaller, less-invasive testing approaches.

Slow Turnaround Times

In many cases, turnaround times for comprehensive profiling of a patient’s sample(s) are several weeks due to the logistical time to route samples to various laboratory departments and to distant specialized labs. Several technologies for sample characterization have been used and introduced over the years to determine the status of various molecular characteristics for a sample. These characteristics include RNA and protein expression levels, and/or the presence or absence of DNA mutations, such as single-point mutations and gene fusions and rearrangements, which mutations can be detected in genomic DNA or expressed RNA and protein. A single tumor specimen from a cancer patient is often profiled for multiple molecular characteristics where each characteristic is measured using a different platform. These platforms are utilized in separate laboratory departments or institutions with different technicians and clinicians, requiring that the sample and data be split into multiple workflows. This also requires even more sample consumption.

The time it takes to deliver the final report to a treating physician so that informed treatment decisions may be made is dependent on the turnaround time of the slowest test. A single laboratory with well-choreographed routing of tissues and information may be able to complete sample profiling within a week, but if part of the sample needs to be sent for additional profiling at a specialty lab, the total turnaround time may be lengthened by one or two weeks due to shipping, accessioning by the receiving laboratory and integration of the testing results into the final report.

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

Further, the increase in number of technologies for sample characterization and fragmentation of the testing workflows can also create challenges in putting all the results together in a timely, complete profiling report. This level of data integration is critical for the treating physicians to assure they have the complete molecular assessment prior to consultation with the patient. Without a complete molecular assessment, there is limited ability to discuss the diagnosis, prognosis and treatment options. Overall, we believe the critical relationship between the local pathologist and treating physician has been fractured as many tests results are now sent directly to the treating physician from these specialized and centralized Clinical Laboratory Improvement Amendments, or CLIA, laboratories. We believe the pathologist is critical to aggregating the diagnostic, prognostic and predictive information in a single patient molecular profile that can be utilized by the treating physician for therapeutic decisions.

Case Study of the Current Limitations in Molecular Profiling: Immuno-Oncology

A rapidly developing area of oncology drug development is the broad grouping of approaches referred to as immuno-oncology therapies. These immuno-oncology therapeutics include checkpoint inhibitors such as Keytruda (pembrolizumab) for melanoma and NSCLC, cancer vaccines such as chimeric antigen receptors in development by various companies and immunomodulatory therapies such as interferon-alpha. Increasingly, these immuno-therapies are being coupled with more traditional oncology drugs such as tyrosine kinase inhibitors and chemotherapeutics to create synergistic treatment options that attack multiple aspects of the tumor and potentially increase patient response.

While single-biomarker IHC tests have been approved as companion or complimentary diagnostics for anti-PD-1 checkpoint-inhibiting therapies, a proliferation of checkpoint inhibitors targeting additional ligands and receptors for CTLA4, OX40, LAG3, TIM‑3 and others, coupled with combination approaches, is challenging the one-biomarker / one-drug diagnostic paradigm that previously advanced IHC-based companion diagnostics (e.g. HER2, ALK, c-KIT, etc). Understanding the complex biological framework of the tumor microenvironment is becoming increasingly important in interpreting the host immune response to tumors and developing the best single or combination therapy approach.

The need for multiplexed gene expression assessment is illustrated in the graphic below where two histologically similar DLBCL tumors elicit very different host immune responses. Both cases have similar tumor composition and large populations of tumor infiltrating lymphocytes (see left-most panel). In case 1, however, the immune system is responding primarily with natural killer lymphocytes, as indicated by the biomarker expression shown in the right-most panel; whereas in case 2, the immune system expresses biomarkers of CD8 cytotoxic lymphocytes (center panel). Based on this information and other clinical parameters, very different immunotherapeutic strategies may be recommended to combat the tumor. We believe that current molecular profiling techniques, like IHC, FISH or RT-qPCR, are ill-suited for comprehensive assessment of the tumor microenvironment at least because of the amount of information (e.g. number of biomarkers) relevant to the clinical decision making that needs to be collected from limited amounts of sample in a time- and cost-efficient way.

Case Study of the Current Limitations in Molecular Profiling: NSCLC

The complexities and potential inefficiencies present in current molecular profiling techniques can be seen in NSCLC. While an increasing number of clinical parameters are being assessed using multiple testing methodologies, the size of the tumor specimen has dramatically decreased, with approximately 70% of lung cancer patients receiving their diagnosis from a small biopsy or cytological specimen. Personalized therapy and entry into clinical trials for NSCLC are heavily dependent on accurate histological classification which is typically performed by IHC. Tumor samples are also routinely tested for various gene mutations and gene rearrangements, with each of these tests performed on a different platform with a disparate workflow.

It is common for each of these platforms to be in separate laboratory departments and/or locations with different technicians and clinicians, requiring that the already small sample be split into multiple workflows. The results from the individual testing workflows are typically aggregated into a single report, signed off by the pathologist and transmitted to the oncologist. As outlined in the diagram below, the multiple steps involved in the process may substantially slow turnaround times and result in an incomplete molecular profile not suitable to inform clinical decision making.

Example of Typical NSCLC Testing Workflow

Our Solution

We have developed and sell assays, automation platforms and services based on a proprietary technology that provides precise, efficient molecular profiling of samples for clinical and research purposes. Our proprietary products and services are designed to work with many different biological sample types, can generate robust results from very small samples, and obviate the need for many of the sample-preparation steps associated with traditional molecular profiling techniques. Our platforms and assays enable the simultaneous detection and quantitation of tens, hundreds or thousands of molecular targets and are capable, now or in the future, of profiling multiple parameters such as RNA expression levels, RNA-expressed gene fusions and insertions and DNA mutations in a single testing workflow that can use NGS detection for quantitative measurement.

We manufacture the consumables utilized with our platforms specifically for our platforms and these consumables cannot be obtained from other sources. At the core of our solution is our proprietary chemistry called quantitative nuclease protection, or qNPA. Our qNPA-based chemistries provide an extremely efficient method for analyzing DNA and RNA as it eliminates the need for DNA or RNA extraction or reverse transcription. We designed and developed our HTG automation platforms to optimize the capabilities of our chemistries, provide fast turnaround time and enable ease of use to molecular labs. Our chemistries and automation platforms are highly adaptable, so when molecular profiling needs change or emerge, we expect to be able to efficiently add new applications to address these needs.

The HTG systems provide data in a simple easy to use format. The entire workflow for both systems from sample preparation to a molecular profiling report can be accomplished in 24-36 hours.

We believe most customers in our target markets would prefer to maintain control of their samples and perform the profiling internally but are challenged by limitations in available technologies. We believe we are well positioned to democratize molecular profiling with the following key benefits:

•

Optimize sample utilization. The HTG systems can analyze as many as 2,500 genes from extremely small sample volumes such as a single five micron section of tissue or 15 microliters of plasma or serum. Our technology allows customers to do more with less, which meets the needs of clinical or pre-clinical laboratories where today there is often not enough patient sample to do all the testing available or desired. We believe providing customers the ability to work with extremely small sample will be a significant driver of adoption of our technology and systems.

•

Compatibility with multiple sample types. Our HTG systems allow customers to profile and unlock molecular information from a wide variety of biological samples such as FFPE tissue, cells, blood serum and plasma. We have successfully demonstrated the ability to profile these and other sample types, and believe we ultimately can profile most clinically relevant sample types, including cell-free circulating nucleic acids from tumors, a rapidly developing area of investigation which is referred to as a liquid biopsy. We believe that the capabilities of our system will allow us to efficiently expand applications, regardless of sample type.

•

Flexible and adaptable chemistry allows for use in multiple applications. We believe our proprietary chemistry provides the ability to measure a variety of molecular targets in many necessary applications, including RNA expression levels, expressed RNA gene rearrangements (such as gene fusions and insertions), and DNA point mutations, and offers the ability to quantify these applications on a variety of NGS platforms. This flexibility provides customers the ability to optimize their use of our technologies based on their specific throughput, workflow and application needs. Our proprietary chemistry is comparatively simple, with fewer steps than competing technologies. For example, compared to RT-qPCR, our chemistry does not require extraction or cDNA synthesis. Compared to traditional RNA sequencing, our chemistry does not require extraction, cDNA synthesis, shearing, rRNA depletion, ligation, adenylation, or size selection. We believe that the elimination of these steps helps prevent biases associated with these steps, sample degradation and increased opportunities for technician error.

•

Robust data. Molecular profiling produces large amounts of information that is used, among other things, to make important decisions, such as identifying potential drug targets or selecting a patient for a therapeutic treatment. This information is valuable only to the extent it accurately represents the true biology of the test sample and the same answer can be produced under many different conditions. Our chemistries are highly specific and sensitive, meaning they can detect the right target even when very little is present in the sample. Our system produces consistent results on a replicate-to-replicate, day-to-day and instrument-to-instrument basis.

•

Automation provides superior workflow and ease of use. Our technologies are designed with fewer workflow steps in part due to the elimination of the need for complex sample-preparation processes such as extraction, cDNA synthesis, labeling, selection, depletion and shearing. This enables customers to limit hands-on time and the need for specialized skills, resulting in turnaround times of approximately 24-36 hours. Additionally, our HTG EdgeSeq application further integrates sample preparation for targeted sequencing and greatly simplifies the data bioinformatics, so customers looking to leverage their NGS instrument can seamlessly add this capability to their current workflows.

•

Simplified bioinformatics. Our software provides data in a simple and easy to use format through a simple graphical user interface, or GUI, that is flexible enough for researchers yet structured enough for clinical laboratories. The HTG EdgeSeq parser software, which processes the data from the NGS platform, is modular so that new applications can be downloaded without any changes to hardware. We believe the simplicity of our bioinformatics solution will help drive the adoption of our platform.

Current Commercial Panels Offered on the HTG Platforms

We currently market proprietary molecular profiling panels targeting late stage drug development programs with potential breakthrough therapies, such as immuno-oncology. We market these panels to biopharmaceutical companies, with which we collaborate in biomarker development programs. We believe these programs could facilitate our commercialization of companion diagnostic tests. In addition, our panels are used in pre-clinical and clinical research areas, which, we also believe, will facilitate our commercialization of diagnostic tests, including tumor classifiers and prognostic tests. Our currently marketed panels are:

•

HTG EdgeSeq Immuno-Oncology Assay. One of the most promising areas of cancer therapy is immunotherapy or immuno-oncology, where new classes of oncology drugs are thought to enable or boost the host immune response towards tumors. Multiple drugs targeting the genes CTLA4, PD-1 and PD-L1 are on market with additional candidates moving into late-stage trials. Profiling samples for the genes targeted by these therapies may be predictive of drug response and aid in the stratification of patients into responsive and non-responsive groups. The HTG EdgeSeq Immuno-Oncology Assay measures the expression of 549 of these immuno-oncology-associated genes.

•

HTG EdgeSeq DLBCL Cell of Origin Assay. DLBCL tumors are frequently classified into either the activated B-cell like, or ABC, or germinal center B-cell like, or GCB, sub-types by measuring the molecular profile of the tumor. These two subtypes display different clinical pathologies, as patients with the GCB subtype of DLBCL tend to respond differently than those of the ABC sub-type. With many of the large number of new DLBCL-targeting drugs appearing to have greater efficacy in one of the sub-types, a need for a reliable, FFPE-based cell of origin classification assay has emerged. The HTG EdgeSeq DLBCL Cell of Origin Assay is being utilized in numerous late-stage drug programs to stratify these patients.

•

HTG EdgeSeq Oncology Biomarker Panel. This RNA expression panel measures the expression of up to 2,560 genes implicated in cancer for profiling tumor tissues, analyzing cancer pathways and identifying new biomarkers across both solid tumors and hematolymphoid neoplasms. We worked with key opinion leaders to identify the genes in this panel, which we believe is a comprehensive list of genes targeting known signaling pathways and receptor gene families implicated in cancer. Representative genes in this panel include EGFR, HER2, HER3, HER4, PD-1 and FGFR. When paired with our HTG EdgeSeq microRNA Whole-Transcriptome Assay (below), we provide customers with a comprehensive solution for profiling their large sample archives for novel expression signatures.

•

HTG EdgeSeq Lymphoma Panel. Measures the expression of 92 genes frequently assessed in lymphomas, including 22 common non-Hodgkins B-cell lymphoma markers from a single 5 micron thick FFPE section. This product is designed to enable detailed molecular profiles of lymphomas using a single FFPE slide.

•

HTG EdgeSeq microRNA Whole-Transcriptome Assay. Human microRNAs are short non-coding strands of RNA that are believed to be used by the cell for gene regulation. The HTG EdgeSeq microRNA Whole-Transcriptome Assay enables the simultaneous profiling of 2,083 microRNAs, allowing new, potentially clinically relevant miRNA profiles to be discovered. Our ability to efficiently profile small FFPE samples is a significant differentiator in the rapidly growing microRNA market.

•

HTG Edge DMPK Core CYP Assay. Biopharmaceutical companies often perform DMPK profiling studies as part of the drug development process to adhere to regulatory guidance. A set of genes known as the cytochrome P450 family is known to predict both the toxicity and stability of drugs in the human body. The HTG Edge DMPK Core CYP Assay enables DMPK scientists to measure six cytochrome P450 genes recommended for in vitro pharmacokinetic studies. The DMPK area is a high-volume profiling market segment and creates synergies with down-stream clinical drug development programs.

We utilize several alternative arrangements to sell our systems. Our platforms can be purchased directly by our customers, who also then purchase HTG EdgeSeq assays and other consumables from us on an as-needed basis. In some instances, we provide our instruments free of charge on a limited basis to facilitate customer evaluation. We also may choose to install instruments for our customers at no cost, in exchange for an agreement to purchase assays and other consumables from us at a stated price over the term of the agreement, or allow customers to rent our instrument for a monthly fee. As of December 31, 2016, we had an installed base of 47 HTG Edge and HTG EdgeSeq instruments (consisting of 27 systems sold, six covered under reagent rental agreements, one rental, nine evaluation units and four systems with key opinion leaders).

Product and Technology Pipeline Plan

Our objective is to establish the HTG EdgeSeq system as a standard in molecular profiling, making this capability broadly accessible. We are leveraging our flexible and adaptable platform to develop comprehensive molecular profiling panels across an increasing set of molecular applications. We believe it is important to include applications that cover a broad set of genomic variation as well as expression-based clinical biomarkers to continually increase the value of the HTG EdgeSeq system and provide a more complete profiling solution for our customers. The diagram below depicts our planned expansion of systems, applications and profiling panels which are being adding in a phased approach.

Opportunities for Comprehensive Molecular Profiling in Diagnostics

We are planning to develop a portfolio of molecular diagnostic products using our proprietary technology to provide a single, efficient testing system for sample profiling that integrates seamlessly into a customer’s NGS testing workflow.

We are initially focused on areas where the diagnostic testing paradigm has significant inefficiencies. For example, many leading medical institutions are shifting from a single-drug / single-test approach to a broader tumor profiling strategy for their oncology practices. Rather than testing for single mutational analyses, such as KRAS mutations in colorectal cancer, these institutions use their NGS platforms to assess the mutational status of 50 or more genes. In addition, the information a physician needs to make clinical decisions often comes from tests conducted using various testing modalities such as IHC, FISH and NGS. These complexities lead to a growing and unmet demand in clinical diagnostics for more comprehensive molecular profiles that can include RNA expression, RNA fusions and rearrangements, DNA mutations and protein expression.

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

We are currently developing our HTG ALKPlus Assay, or ALKPlus Assay, as our first clinical diagnostic test for the U.S. market. Our ALKPlus Assay is a comprehensive panel for lung gene rearrangements that will detect certain fusions in the following genes: ALK, ROS1, RET and NTRK1 as well as certain insertions in HER2. This test panel is in clinical study phase and three of the four PMA modules have been submitted to the FDA. We completed the CE marking of this assay in Europe in March 2017, and expect to obtain FDA pre-market approval for the ALKPlus Assay by late 2017 or early 2018. The intended use for the ALKPlus Assay, if approved by the FDA, will be as a companion diagnostic for crizotinib therapy for ALK positive NSCLC cases. Information on the ROS1, RET, NTRK1 and HER2 gene rearrangements included in the ALKPlus Assay panel will be provided with RUO status. After obtaining the appropriate exemption(s), we believe the ROS1, RET, NTRK1 and HER2 gene rearrangements detected with the ALKPlus Assay could also be used for investigational use only, or IUO, for certain late-stage drug development trials, and, as appropriate, receive FDA approval in the future.

When we look at the current state of a NSCLC patient assessment, the HTG EdgeSeq ALKPlus Assay fulfills one critical part of the current diagnosis process. Other critical factors clinicians need to understand NSCLC prior to treatment are the tumor sub-type (adenocarcinoma, or ADC, squamous cell carcinoma, or SCC, neuroendocrine) and its EGFR and KRAS mutational status. A well-known U.S. cancer center recently published a peer-reviewed article showing that our technology can be used to determine whether a tumor is an ADC or SCC. In addition, we are currently developing enhancements to our chemistry, our V2 chemistry, which we believe will enable direct-sequencing of EGFR and KRAS mutations in NSCLC and other disease states. Taken together, these enhancements could, in the future, provide a single testing workflow, which we refer to as the HTG total lung solution, whereby information about the NSCLC subtype and status of clinically recognized biomarkers can be obtained in a single “multiparameter” test.

Ultimately, we believe that HTG technology can bring multiparameter testing to a wide variety of solid tumor sample types. We will need to develop, refine and implement new panel protocols and make changes or adjustments to our chemistry and software to optimize these planned applications and panels for use with our HTG EdgeSeq system. This will require substantial effort from our research scientists and the use of various laboratory equipment, supplies and materials, which combined represent the most significant costs that we expect to incur in connection with the development of these applications and profiling panels.

The HTG EdgeSeq system can augment or, in some cases, replace IHC testing

IHC tests currently are integral to the diagnostic workup for most tumor types, providing qualitative protein expression data within the morphological context of the tissue tested. While there are over 400 different biomarkers tested by IHC in clinical practice today, we believe it is rare to test more than ten. This is due in part to tissue availability, especially for minimally invasive core needle biopsies, and limitations on the number of tests reimbursed per case. We are in the concept stage for an HTG EdgeSeq next generation pathology product, which is intended to enable the assessment of the RNA analogues for a clear majority of clinical IHC biomarkers in a single NGS-based test. We believe this single-test concept will provide pathologists a standard by which to measure all tumors, augmenting or in some cases replacing their IHC testing with a quantitative assessment of the tumor biology.

Serving the decentralized markets with Project JANUS

In addition to continued menu expansion for clinical diagnostic products we have begun the development of our next generation instrument targeting the lower throughput clinical market segment. We refer to this development program as Project JANUS. We believe the lower throughput clinical market segment will potentially increase our addressable market for instrument sales from hundreds to thousands of labs. The molecular testing market is served by a mix of centralized reference laboratories, comprehensive cancer centers, and decentralized regional hospital laboratories. Volumes of particular case types and downstream testing needs for solid tumors are somewhat unpredictable for these providers. We believe Project JANUS is well suited for managing low, medium, and surge testing volumes; thus, assisting our customers with this unpredictable aspect of their businesses. We anticipate testing panels for Project JANUS to include mutations, fusions, expression classifiers and a molecular surrogate for IHC. Our approach is to serve centralized markets with the HTG EdgeSeq system and expand to the decentralized market with Project JANUS, as shown schematically in the following figure. We believe our current HTG EdgeSeq system has the throughput capabilities that match the needs of the centralized market. Project JANUS is our planned approach to expand our addressable market to the lower sample throughput labs and further decentralize the market. Due to various research and development priorities, Project JANUS development efforts were temporarily put on hold during the third quarter of 2016. We intend to resume development efforts as soon as reasonably feasible and as our V2 chemistry matures.

Our Technology

HTG Chemistries

The qNPA chemistry used in our current HTG EdgeSeq assays reliably measures tens to thousands of messenger RNA, or mRNA, and microRNA gene expression levels from very small amounts of difficult to handle samples without the need for conducting RNA extraction, cDNA synthesis, RNA amplification or RNA-labeling steps. Two primary elements of our chemistry process are DNA to RNA hybridization and S1 nuclease digestion. Both elements have been widely researched for decades and are well understood. The method is described in more detail below.

HTG EdgeSeq Chemistry

Our HTG EdgeSeq chemistry is shown schematically in the following figure. Specifically, DNA nuclease protection probes, or DNA protection probes, which include a target-specific region flanked by universal wing sequences are hybridized to targeted RNAs. Target RNA can be both soluble and cross-linked in the biological matrix. Universal DNA wingmen probes are hybridized to the wings to prevent S1 nuclease digestion. S1 nuclease is added to remove single-stranded nucleic acids, including unhybridized DNA protection probes and RNA. Following S1 nuclease treatment, the only remaining DNA protection probes in the reaction are those hybridized to targeted RNA and wingmen probes to form a hybridized complex. This produces an approximately 1:1 ratio of DNA protection probes to the RNA targeted in the sample. Alkaline hydrolysis of the hybridized complexes releases the DNA protection probes from such complexes. The released DNA protection probes are ready for quantitation. DNA protection probes are labeled with sequencing adaptors and tags in a thermocycler. The labeled DNA protection probes are concentrated, pooled, and ready for sequencing using standard NGS protocols. Data from the NGS instrument is processed and reported by the parser software provided with the HTG EdgeSeq system.

HTG EdgeSeq V2 Chemistry

Like our current HTG EdgeSeq chemistry described above, our next generation V2 chemistry is based upon nuclease protection probes, which are used to protect regions of DNA and/or RNA for direct sequencing of the target. We expect to provide further details about the V2 chemistry in due course. We plan to make our V2 chemistry first available in our VERI/O laboratory, in the first half of 2017, for services such as detection of selected DNA mutations.

Key Advantages of HTG Chemistries

•

Multiplexing tens, hundreds or thousands of targets. Measuring multiple genes in a single reaction can be challenging with competitive technologies due to the complex interactions of reaction components. While we are currently marketing a panel with our HTG EdgeSeq chemistry that can profile up to 2,560 genes in a sample, we believe we can develop applications using our chemistry for multiplexing more than 2,560 genes if there is a customer need. The high level of gene multiplexing allows for significantly lower amounts of tissue to be used per sample than in competitive low-plex profiling technologies.

•

No RNA extraction. Competitive technologies for assessing RNA generally require RNA that is isolated and purified from other components found in the sample. These time-consuming steps may lead to some target loss and bias the test outcome. In FFPE tissues, for example, it has been reported that a fraction of the RNA is lost in the purification process because it cannot be separated from insoluble tissue components and the fixation and embedding process or long storage times for FFPE tissue may damage the RNA and break it into smaller, more difficult to analyze fragments. This makes molecular profiling of small FFPE tissues particularly challenging and can result in testing failures and loss of precious samples due to insufficient RNA recovery. These biases introduced by RNA extraction cannot be overcome and may be magnified throughout the subsequent analysis. Our proprietary chemistry does not require RNA extraction for FFPE samples or most other sample types (we recommend extracting RNA from fresh-frozen tissue samples to prevent processing variability), improves utilization of precious samples, improving workflow and reducing costs by eliminating a step known to bias the data.

•

No cDNA synthesis. Many competitive technologies, most prominently qRT-PCR and traditional RNA sequencing, require conversion of RNA into DNA for analysis. This process, called reverse transcription, requires an enzyme to move along the extracted RNA to create a DNA copy of the molecule. When damaged and fragmented RNA is used, these small RNA strands become increasingly difficult to convert into DNA in an accurate and reproducible manner. Our proprietary chemistry does not require conversion of the RNA to DNA by reverse transcription, removing a technical difficulty experienced with competitive technologies.

•

Short protection probes. Many samples contain RNA degraded by various combinations of heat, age, poor processing, and fixation. In these samples, the RNA is damaged and fragmented into smaller strands. Utilizing short protection probes of 50 bases or less, our proprietary chemistry is more efficient than competitive technologies that require longer strands of RNA for quantitation.

•

Simplicity. Our proprietary chemistry is simple, with fewer steps than competing technologies. Compared to RT-qPCR, our chemistry does not require extraction or cDNA synthesis. Compared to traditional RNA sequencing, our chemistry does not require extraction, cDNA synthesis, shearing, rRNA depletion, ligation, adenylation, or size selection. We believe that the accumulation of these steps required by other technologies results in amplification of biases, sample degradation and increased opportunities for technician error.

HTG Chemistry and Instrument Platforms

Our assays and instruments were developed and are manufactured under ISO 13485:2003 guidelines using our proprietary HTG EdgeSeq chemistry to simplify multiplexed nucleic acid testing in research and clinical laboratories. The entire workflow from sample preparation to a molecular profiling report can be accomplished in approximately 36 hours for 96 samples. With the speed, flexibility, sensitivity, and accuracy of our HTG platforms, combined with the system’s ability to work effectively with small sample volumes, researchers can profile tens, hundreds or thousands of different genes per sample.

The HTG Edge and HTG EdgeSeq (shown above) platforms consist of a processor, a host computer and integrated software. The processor is a fully automated instrument that prepares biological samples for quantitation using proprietary, electronically barcoded, single-use consumables. The processor has barcode scanner units to process the two-dimensional barcodes printed on the consumables loaded into the instrument. The barcoded consumables are single-use in order to reduce operator errors and provide chain of custody traceability for the samples. The robotic systems within the instrument are engineered for reliable performance and low maintenance. The walking path of the robot is programmed to minimize any chance of contamination of the reagents or samples. One host computer supports up to five processors allowing laboratories to easily expand their capacity by adding processors.

HTG EdgeSeq applications combine either the HTG Edge processor or HTG EdgeSeq processor with an NGS platform to enable the quantitative analysis of tens, hundreds or thousands of targeted RNAs in a single panel. The sample is prepared for quantitation on the processor, then labeled with molecular sequencing adaptors and tags. The labeled samples are concentrated, pooled, and sequenced on an NGS platform using standard protocols. Data from the NGS instrument are processed and reported by the parser software included with the system. HTG EdgeSeq assays currently are available to process sample batches ranging from eight to 96.

HTG Edge and HTG EdgeSeq Platform Workflow

Our HTG platforms deliver complex molecular profiling information in a simple four step workflow. A technician spends relatively little time preparing samples which are easily loaded into the applicable processor. Once the sample is loaded, the processor performs our proprietary chemistry protocol with no technician intervention, which is commonly referred to as walk away automation. Once the sample is processed, a technician prepares the sample for quantitation on an existing NGS instrument. This flexibility in quantifying molecular information provides customers the ability to optimize their use of the HTG Edge or HTG EdgeSeq platform based on their specific throughput, workflow and application requirements. In comparison to traditional RNA sequencing (sometimes referred to as RNA Seq), there are many fewer steps required for molecular profiling using HTG EdgeSeq applications as shown in the diagrams below.

HTG Platform Performance

Our HTG systems have performance characteristics that enable our customers to reproducibly, accurately and quantitatively profile from tens to thousands of genes in a single reaction using very small samples. This section provides details and examples of these performance characteristics.

Equivalent quantitative expression results from large as well as very small samples

HTG EdgeSeq assays and panels are analytically validated with sample inputs ranging from as much as 25 mm2 to, in a few cases, 1.5 mm2 tumor surface area from a single 5 µm section, enabling comprehensive molecular profiling on a large surgical resection or very small needle core biopsy. Needle core biopsies are often the only tissue available for profiling of certain tumor types. A representation of the difference in the amount of tissue available in a surgical resection versus a core needle biopsy is shown graphically below (left panel). In an internal study using our HTG EdgeSeq resections versus core needle biopsies from the same non-small cell lung cancers (right panel), Pearson correlations (log2 transformed counts) greater than 0.96 were observed. These results indicate that our assay provides the same result for the two sample sizes tested.

We believe obtaining molecular profiles from very small samples is of critical importance to our customers. We have demonstrated reproducible, quantitative results from a fraction of the more than 100 ng of input RNA typically required for competitive technologies. In the study shown below, the HTG EdgeSeq Oncology Biomarker Panel was used to measure mRNA expression levels in a dilution series from 12.5 ng to 1.56 ng of Universal Human RNA. In the figure titled Input Titration Correlations below, correlations between each dilution were measured by Pearson’s r and are displayed in each comparison field. A Pearson correlation between two perfectly identical molecular profiles will produce an r-value of 1.0. The r-values obtained in the study shown below, of greater than 0.99, indicate nearly identical molecular profiles were obtained throughout the dilution series. In the figure titled Assay Linearity below, the raw number of sequencing reads for each of the samples in the dilution series are shown, with the statistical measure of how close the data are to the fitted regression line, R-squared, of 0.98481. These plots demonstrate the capability of the HTG EdgeSeq applications on the HTG Edge or HTG EdgeSeq platform to deliver equivalent molecular profiles over a range of sample inputs.

Leveraging the dynamic range and sensitivity of NGS

The end product of the HTG EdgeSeq assay is a library of DNA probes that, once sequenced, are compared to a reference database consisting of the sequences of the probes used in the assay. NGS platforms sequence each nucleotide of each DNA probe in the library to produce highly specific information about each such probe. Each nucleotide sequenced is stored as a single read. With the capacity of a single sequencing run numbering in the millions of reads, NGS platforms are highly sensitive, capable of detecting low abundance or rare sequences, while having a wide dynamic range, accurately counting the relative number of abundant sequences. In the development and validation of gene expression assays, we believe it is important that the applicable assay reliably measure differential gene expression for both high and low abundance genes. As an example of how the HTG EdgeSeq system leverages the sensitivity of NGS, the graphic below shows the relative expression of the low-abundance immunotherapy targeted genes PD-1 and PD-L1 across a wide range of sample inputs using the HTG EdgeSeq DLBCL Cell of Origin Assay.

High fidelity between processing conditions

One of the greatest challenges faced in molecular profiling of formalin fixed samples is the poor fidelity routinely seen when comparing the results across various processing conditions. One example is the lack of fidelity seen between formalin fixed samples, such as FFPE, to non-fixed tissue. It has been repeatedly demonstrated that the fixation process can lead to different molecular profiles in otherwise identical samples. We believe researchers often obtain sub-optimal molecular profiling results solely due to the formalin fixation process. We further believe that our chemistry overcomes the losses in fidelity between non-fixed and FFPE tissues, enabling users to obtain an accurate assessment of tumor biology from FFPE tissues.

To demonstrate fidelity between non-fixed and FFPE tissues that may be achieved using the HTG EdgeSeq system, a resection from a breast cancer tumor was prospectively collected and split, with half of the specimen immediately frozen and the other formalin fixed and paraffin embedded. RNA from the non-fixed, fresh frozen specimen was extracted and added to the HTG lysis buffer (we recommend extracting the RNA from fresh tissue samples to prevent processing variability). The matched FFPE tissue was directly lysed in the HTG lysis buffer without extraction. Both specimens were then profiled using the HTG EdgeSeq Immuno-Oncology Assay. The scatterplot below shows the correlation between the non-fixed, fresh frozen tissue and the FFPE tissue, with a Pearson correlation coefficient of r = 0.95, indicating that our proprietary chemistry produces the same result regardless of whether or not a sample is fresh or fixed. We believe our system enables researchers and clinicians to access their large collections of archived FFPE tissues to deliver reproducible, biologically relevant molecular profiles.

Compatibility with multiple sample types

We believe our proprietary chemistry is robust across many biological sample types. Below are technical replicates of heart FFPE, plasma and whole blood preserved in PAXgene profiled using the HTG EdgeSeq microRNA Whole-Transcriptome Assay. As shown by the high correlations, our customers can expect the same result from a sample run after run.

Detection of gene fusions

In feasibility studies, HTG EdgeSeq chemistry has demonstrated the ability to accurately detect gene rearrangements in patient-derived FFPE tissues. The example below demonstrates detection in a patient sample with a characterized gene fusion involving the KIF5B and RETS genes. Using multiple DNA protection probes, the HTG EdgeSeq system can detect gene rearrangements such as fusions. We are developing an assay that allows gene fusions to be detected in two ways. First is the direct measurement and detection of the unique RNA sequence created at the gene fusion site. This is indicated by the strong signal obtained from the KIF5B-RET v1 probe in the following graph. The second approach involves calculating the ratio of signals obtained from probes targeting both the 5’ and 3’ end of the RET gene. Samples which do not contain a RET gene fusion will have similar RET 5’ and RET 3’ expression. In the sample above, however, which contains a RET gene fusion as indicated by the fusion-junction specific prove, we see significantly higher signal from the RET 3’ probe implying the two parts of the RET gene are no longer connected, indicating a gene rearrangement has occurred.

A cell line with a known ALK gene fusion and normal (or wild-type) ROS1 gene was tested using the same 5’ and 3’ probe ratio methodology described for the RET fusion above. As expected with a fused ALK gene, the expression of the 3’ portion of the transcript is much higher than the 5’ portion, indicating a fusion event has occurred. An example of a known non-fusion gene, ROS1, is also shown in the example where the 5’ and 3’ ends of the ROS1 are expressed at a 1:1 ratio, indicating this gene has not undergone a fusion event.

Discriminating between closely related sequences

The specificity of our proprietary chemistry is demonstrated in the data chart below. Closely related synthetic miRNA pools supplied by Association of Biomolecular Resource Facilities were split between pools. All possible probes were used to profile individual pools. As shown in the following graphs, from 3-11% of NPP probes bound to off-target sequences with a 1-base difference (right graph) while only 0.1-0.3% of NPP probes bound to off-target sequences with a 2-base difference (left graph). In both examples, the on-target hybridization signal is at least 8X greater than off-target hybridization. Data was generated using the Illumina MiSeq v2 1x50 reagent kit. We believe that our proprietary chemistry is highly specific and will enable our customers to discriminate between closely related sequences.

Repeatability

An important consideration in adoption of a molecular profiling platform is the degree to which the same molecular profile can be obtained from a sample tested on multiple replicates and multiple occasions. Obtaining highly similar profiles indicates that the panel is stable, and that the data generated is reliable and repeatable. The XY scatterplots below show the correlation between the same sample on technical replicates using the HTG EdgeSeq Immuno-Oncology Assay. Extremely similar results were obtained, as demonstrated by the Pearson correlation coefficient r-values of 0.96 and 0.97 for fresh frozen and FFPE samples, respectively. We believe the HTG EdgeSeq system enables our customers to produce stable and repeatable molecular profiles. As demonstrated by the measurement of 549 mRNAs in the sample, HTG EdgeSeq chemistry has the ability to reliably detect large numbers of genes in a complex background.

Reproducibility

Another important consideration in adoption of a molecular profiling platform is the degree to which the same molecular profile can be obtained from a single sample tested multiple times over on the same and different instruments. Obtaining highly similar profiles indicates that the chemistry and instrument platform is stable, and that the data generated is reliable and reproducible. The XY scatterplots below show the correlation between the same sample profiles on three separate instruments across three days using the HTG EdgeSeq Oncology Biomarker Panel. The scale of the vertical and horizontal axes represent log 2 transformed, filtered probe counts. Extremely similar results were obtained, as demonstrated by the Pearson r-values above 0.96 for all comparisons. We believe the HTG EdgeSeq platform and HTG EdgeSeq chemistry enables our customers to produce stable and reproducible molecular profiles.

Research and Development

We have committed, and expect to commit, significant resources to developing new technologies and products, improving product performance and reliability and reducing costs. We have assembled an experienced research and development team with the scientific, engineering, software and process talent that we believe is required to successfully grow our business. As of December 31, 2016, our research and development team consisted of 21 employees across the disciplines of research and development scientist, platform development and bioinformatics.

As discussed in more detail above, in addition to an ongoing focus on the expansion of our profiling applications and test panel menu, in 2016 we began the development of the next generation of our HTG EdgeSeq chemistry, or V2 chemistry, which will allow targeted, direct sequencing of RNA and DNA. Applications of the V2 chemistry are likely to include mutation detection, expressed mutation detection, expression measurements and co-detection of RNA and DNA from FFPE tissue.

We have also begun the development of our next generation Project JANUS instrument program. External development efforts for Project JANUS with Invetech PTY, Ltd. were temporarily put on hold in mid-2016, but are expected to resume in the near future as our V2 DNA chemistry matures.

We incurred research and development expenses of $7.9 million and $4.6 million for the years ended December 31, 2016 and 2015, respectively.

Sales and Marketing

We distribute our instruments and consumables via direct sales in the United States and Europe and also through distributors in parts of Europe and other countries. As of December 31, 2016, our U.S. sales and marketing organization consisted of 33 employees including 11 in direct sales or sales management, 15 in sales support and seven in marketing. In addition to our direct sales team in the United States, as of December 31, 2016, we had three direct sales and support employees in Europe and distribution agreements in several additional countries. This sales model provides us with direct sales coverage in the United Kingdom, France, Germany, Switzerland, Belgium and the Nordic countries, and distributors in Spain, Portugal, Italy and Israel.

Our sales and marketing efforts are targeted at biopharmaceutical companies, clinical research centers and clinical diagnostic labs focused on sample profiling for translational research, biomarker/companion assay development and lab-developed diagnostic testing. We intend to promote adoption of our HTG EdgeSeq system, sample profiling panels and future molecular diagnostic assays, upon marketing clearance or approval by FDA by expanding our U.S. sales force, building a greater direct sales presence in Europe, expanding international distribution, and continuing to collaborate with key opinion leaders to validate our platform and influence utilization of our products.

The top two customers accounted for 29% and 12% of our revenue for the year ended December 31, 2016, compared with 38% and 7% for the year ended December 31, 2015. We derived 0% and 8% of our total revenue from grants and contracts primarily from one organization during the years ended December 31, 2016 and 2015, respectively.

Manufacturing and Suppliers

We primarily perform manufacturing and final acceptance testing in house. External resources are leveraged for their specific expertise in either producing components for our HTG Edge and HTG EdgeSeq instruments and raw materials for our consumables in accordance with our designs, or based on their catalog products which are utilized as is within our designs. We manufacture HTG Edge and HTG EdgeSeq instruments and reagent kits at our Tucson, Arizona facility, which has been certified to ISO 13485:2003 standards. We completed capital improvements in 2016, which created over 6,500 square feet of dedicated manufacturing and operations space. We believe that our existing manufacturing capacity is sufficient to meet our needs at least for the next several years.

Instruments

We assemble our HTG Edge and HTG EdgeSeq instruments at our Tucson, Arizona facility. We have qualified an alternative third-party manufacturer for our instruments and we believe additional instrument manufacturing alternatives would be available if necessary. Instrument component vendors are qualified and reviewed regularly to ensure that manufacturing standards are met and maintained. We award contracts for estimated annual quantities of components and, considering the replenishment lead times of our vendors, take delivery of batches covering approximately one month of demand at a time.

Consumables

We assemble our HTG Edge and HTG EdgeSeq consumables at our Tucson, Arizona facility. Raw material vendors are selected using precise standards, and are reviewed regularly for compliance with our specific quality requirements. We purchase raw material stock in quantities that often exceed projected annual demand. We complete batches of finished goods approximating quarterly demand and supervise inventory on a minimum/maximum basis to ensure that we are replenishing our finished goods and raw material ahead of demand.

Competition

We have categorized known competition into:

•

Other molecular platform offerings such as PCR-based technologies, microarrays and next generation sequencers from companies such as Agilent Technologies, Inc., ArcherDx, Inc., BioRad Laboratories, Exiqon A/S, Fluidigm Corporation, Genomic Health, Roche Diagnostics, a division of the Roche Group of companies, QIAGEN, Illumina, Inc., Abbott Molecular, Luminex Corporation, Affymetrix, Inc., NanoString Technologies, Inc. and Thermo Fisher Scientific, Inc.

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

We believe the automation afforded by our HTG EdgeSeq system coupled with fast turnaround time, high multiplexing capability, lysis only/no extraction protocol and low sample requirement gives us numerous competitive advantages in our target markets, as discussed in more detail elsewhere in this Item 1.

While we believe that we compete favorably based on the factors described above, many of our competitors are more highly capitalized and/or have been in existence for a longer period, and enjoy several competitive advantages over us, including:

•	Greater name and brand recognition, financial and human resources;
•	Broader product lines;
•	Larger sales forces and more established distributor networks;
•	Substantial intellectual property portfolios;
•	Larger and more established customer bases and relationships; and
•	Better established, larger scale and lower cost manufacturing capabilities.

Intellectual Property

Our success depends in part on our ability to develop and maintain intellectual property rights relating to key aspects of the technology employed in our HTG Edge and HTG EdgeSeq platforms and assays, maintain any strategic licenses to use intellectual property owned by third parties, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and other proprietary rights of third parties. We rely upon certain patents, registered and common law trademarks, trade secrets, know-how, invention and patent assignment agreements and continuing technological innovation to develop and maintain our competitive position. We intend to aggressively protect, defend and extend the intellectual property rights in our technology.

Patents and Patent Applications

As of December 31, 2016, our patent portfolio included 13 patent families that, collectively, consisted of nine issued U.S. patents, 37 granted foreign patents (variously in Australia, Canada, China, Japan, France, Germany, Italy, Spain, and United Kingdom), and 28 patent applications pending in the United States and foreign jurisdictions. This portfolio is directed to our nuclease-protection-based technologies as well as to lung cancer and melanoma biomarker panels and a DLBCL cell-of-origin classifier discovered using our nuclease-protection-based technology, which will help us maintain an exclusive position in key areas of our business, including targeted nuclease-protection based sequencing, and, if we should so elect, may provide opportunities for out-licensing melanoma, DLBCL, or lung-cancer-related content. There were two pending applications and 10 granted patents, including one U.S. patent, directed to our novel HTG EdgeSeq methods in the portfolio as of December 31, 2016. The HTG EdgeSeq method patents will expire in April 2032. The portfolio also included two pending applications directed to our V2 HTG EdgeSeq methods as of December 31, 2016. Worldwide, as of December 31, 2016, we had 21 patents in the two patent families directed to our HTG Edge plate-based methods; these patents will begin to expire at the end of December 2017 with the last ones expiring in June 2022.

Agreements with Third Parties

Asset Purchase Agreement with NuvoGen Research, LLC

We entered an asset purchase agreement dated January 9, 2001, as amended in November 2003, September 2004, November 2012 and February 2014, with NuvoGen to acquire certain intellectual property from NuvoGen. The acquired technology generally relates to our array-based nuclease protection panels. Pursuant to the terms of the agreement, in exchange for the acquired technology, we initially paid NuvoGen 5,587 shares of our common stock, fixed payments of $740,000 over the first two years of the agreement and agreed to pay NuvoGen 6% our yearly revenue, which would be applied to any fixed payments, until the total aggregate cash compensation paid to NuvoGen under the agreement equals $15,000,000. Pursuant to the latest amendment to the agreement, through 2017, we are only required to pay a yearly fixed fee, in quarterly installments, to NuvoGen of $800,000, and may defer any accrued revenue-based payments. Beginning in 2018, we are obligated to pay the greater of $400,000 or 6% of sales, plus amounts, if any, deferred in the 2017 period by which 6% of revenue exceeds the applicable fixed fee plus 5% interest on such deferred amounts until the obligation is repaid in full. We paid our fixed fees for 2015 and the first quarter of 2016 in advance, and resumed making quarterly payments in April 2016. No revenue-based payments were deferred in 2016.

In a transaction related to the foregoing acquisition, NuvoGen also received a non-exclusive, royalty free license under the acquired technology pursuant to an agreement dated September 15, 2004. The license is limited to NuvoGen’s own internal service-oriented efforts and activities to accelerate the development of targeted drugs and other pharmaceutical compounds and agents as part of NuvoGen’s grant funded or other basic research and development of drugs intended for the treatment of cancer. Pursuant to the agreement, if NuvoGen produces revenue through the sale of cancer drugs developed through use of the license for entities other than for-profit and other commercial drug-research and development service ventures, NuvoGen will pay us a royalty in the mid-single digit range percentage of such revenue for the quarter. This agreement may be terminated by either party in case of a breach by the other party, and we may terminate the agreement by giving written notice if NuvoGen files for bankruptcy or performs other similar actions.

License Agreement with Merck

In connection with the investment by Merck Capital Ventures LLC in the Company, we granted to Merck Sharpe & Dohme, or Merck, pursuant to an agreement dated February 15, 2011, a non-exclusive, worldwide, royalty-free, non-sublicenseable (except to affiliates of Merck) license to certain of our qNPA patent rights solely for Merck’s internal research and development purposes. We may terminate the agreement upon a breach of any material provision of the agreement by Merck, if Merck has not cured such breach within 60 days after receiving written notice from us.

Loan and Security Agreement with Oxford Finance, LLC and Silicon Valley Bank

On August 22, 2014, we entered a Loan and Security Agreement, or the Loan Agreement, with Oxford Finance LLC, or Oxford, as collateral agent, or in such capacity, Agent, and a lender and Silicon Valley Bank, as a lender, or SVB, and together with Oxford, the Lenders, providing for up to two separate term loans in an aggregate principal amount of $16.0 million.

We borrowed the initial term loan in the principal amount of $11.0 million, or Term Loan A, on August 22, 2014. Term Loan A bears interest at a fixed rate of 8.50% per annum. On or prior to June 30, 2015, the Loan Agreement allowed us to borrow one additional term loan, or Term Loan B, for up to $5.0 million, subject to the satisfaction of certain borrowing conditions. We received the Term Loan A proceeds, net of a $320,000 original issue discount, with a requirement to pay a final payment of 3.75% of the total amount borrowed.

In August 2015, the Company and its lenders amended the Loan Agreement to extend the availability of Term Loan B until March 31, 2016. Pursuant to the August 2015 amendment to the Loan Agreement, we made monthly interest-only payments until April 1, 2016. Following the interest-only payment period, equal monthly payments consisting of principal and interest amortized over the remaining term of the loan through the September 1, 2018 maturity date are due. The amendment also increased the final fee payment percentage to 4.75%. In February 2016, the Company notified its lenders, pursuant to the requirements of the amendment to the Loan Agreement, of its intention to draw the remaining $5.0 million available under Term Loan B. This additional principal will be repaid evenly over the course of 30 months beginning April 1, 2016 and bears interest at a fixed rate of 8.75%. The final fee premium relating to Term Loan B of $237,500 is being amortized to interest expense, using the effective interest method, over the term of Term Loan B.

We may prepay all, but not less than all, of the loaned amount plus accrued and unpaid interest thereon through the prepayment date with 15 days’ notice to Oxford. In accordance with the August 2015 amendment, we will be obligated to pay a prepayment fee equal to (i) 2% of the principal amount repaid if the loan is prepaid after the first anniversary but on or prior to the second anniversary of the August 2015 amendment and (ii) 1% of the principal amount repaid if the loan is repaid after the second anniversary of the August 2015 amendment and prior to maturity. We are not entitled to reborrow any amounts of principal once such principal has been repaid. The agreement was again amended in June 2016 to modify the definitions of permitted indebtedness and permitted liens to provide for an increased maximum amount of permitted indebtedness, authorize a new category of permitted indebtedness and authorize a new category of permitted liens.

While any amounts are outstanding under the credit facility, we are subject to several affirmative and restrictive covenants, including covenants regarding delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. We are also restricted from paying cash dividends or making other distributions or payments on our capital stock except for repurchases of stock pursuant to employee stock purchase plans, employee restricted stock agreements, stockholder rights plans, director or consultant stock option plans, or similar plans, provided such repurchases do not exceed $100,000 in the aggregate per fiscal year.

We granted the Agent a security interest in our personal property to secure our obligations under the loan agreement. The security interest does not extend to patents, trademarks and other intellectual property rights (except for rights to payment related to the sale, licensing or disposition of such intellectual property rights) or certain other specified property. If we default under our term loan, our lenders could foreclose on our assets, including substantially all of our cash, which is held in accounts with our lenders.

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

In connection with Term Loan A, we granted each of the Lenders warrants to purchase 1,256,281 shares of the Company’s Series E Preferred Stock at an exercise price of $0.2189 per share. The warrants are exercisable until August 22, 2024 and were automatically converted to warrants for common stock upon completion of our initial public offering, or IPO, in May 2015. In connection with the funding of Term Loan B, in March 2016, we issued Oxford a common stock warrant exercisable for 45,307 shares of common stock at an exercise price of $2.759 per share, and the warrant previously issued to SVB automatically became exercisable for an additional 5,317 shares of common stock at an exercise price of $23.51 per share in accordance with the Loan Agreement.

Development and Component Supply Agreement with Illumina, Inc.

In October 2014, we entered a development and component supply agreement with Illumina, Inc., or Illumina, for the development and worldwide commercialization by us of up to two complete diagnostic gene expression profiling tests for use with Illumina’s diagnostic instruments, using components supplied by Illumina. We refer to these diagnostic gene expression profiling tests as in vitro diagnostic, or IVD, test kits or assays. The IVD test kits may be used in two discrete testing fields chosen by us, one or both of which may relate to oncology for breast, lung, lymphoma or melanoma tumors, and up to one of which may relate to transplant, chronic obstructive pulmonary disease, or immunology/autoimmunity. We provided notice to Illumina of our first testing selection during the quarter ended March 31, 2015. We are in discussions with Illumina regarding, among other things, a potential extension of the original October 2016 deadline to select a second field.

In the fourth quarter of 2015, we and Illumina agreed to a development plan for the development and regulatory approval of the selected IVD test kit, following which we paid Illumina a $100,000 fee. Illumina has agreed to provide development and regulatory support as part of the plan, which relates to our HTG EdgeSeq ALKPlus Assay, now in development. We are also required to pay Illumina up to $1.0 million in the aggregate upon achievement of specified regulatory milestones relating to the IVD test kits. In addition, we have agreed to pay Illumina a single digit percentage royalty on net sales of any IVD test kits that we commercialize pursuant to the agreement. Ongoing research and development costs for these programs have been expensed as incurred.

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

Authorization, Supply and Regulatory Authorization Agreement with Life Technologies Corporation

In March 2016, we entered an Authorization, Supply and Regulation Authorization Agreement with Life Technologies Corporation, or LTC, a wholly owned subsidiary of Thermo Fisher Scientific, Inc., for the development and worldwide commercialization by us of up to five RNA-based NGS panels, or HTG Assays, for use with LTC’s sequencing instruments and components supplied to end‑users by LTC.

Pursuant to the agreement, we have agreed to obtain our requirements for certain components to be used in the development of HTG Assays from LTC. In March 2016, we purchased approximately $250,000 of LTC products and equipment in accordance with this agreement. LTC has agreed to provide support in our efforts to obtain regulatory approval of the HTG Assays. We are required to pay LTC a milestone payment in the mid-six figure dollar range upon certain regulatory achievements for each HTG Assay. In addition, we have agreed to pay LTC a single digit percentage royalty on net sales of HTG Assays that we commercialize pursuant to the agreement. No milestone or royalty payments have been accrued or made pursuant to this agreement as of December 31, 2016.

Absent early termination, the initial term of the agreement will expire in March 2021 and thereafter will automatically renew for additional two year periods for as long as we continue to develop or sell HTG Assays, provided that neither party provides written notice of its election to terminate the agreement at least 60 days prior to expiration of the then-current term. Either party may terminate the agreement (a) upon the other party’s material breach that remains uncured for 30 days, (b) upon the other party’s bankruptcy or (c) upon written notice in the event the party providing notice reasonably determines that continued performance under the agreement may violate any regulatory law, or any other applicable law or regulation or FDA guidance.

Bristol-Myers Squibb Agreement

In May 2016, we entered into a Collaboration Agreement with Bristol-Myers Squibb, or BMS, for the development, in collaboration with BMS, of two custom assays based on our HTG EdgeSeq technology. Following development of each custom assay, at BMS’s request, we may also perform sample processing services using such custom assay(s) and/or supply the custom assay(s) to BMS or its third-party subcontractors. Additional custom assay development related to immuno-oncology research may be undertaken pursuant to the agreement in accordance with a mutually acceptable work plan, which is incorporated by written amendment.

BMS paid an initial non-refundable, non-creditable program set-up fee, and has agreed to pay an annual non-refundable, non-creditable project management fee in quarterly installments, as well as a fee for each custom assay developed. Each such fee was or is in the low six-figure range. At BMS’s request, we will supply custom assay kits and perform sample processing services.

The agreement will expire on May 11, 2019 or, if a project is then ongoing, the date of delivery of the final report for such project. Either party may terminate the agreement upon the other party’s material breach or default in the performance of a material obligation under the agreement or if certain warranties or representations are untrue in any material respect, either a Default, and such Default remains uncured for 60 days or such longer period if the Default cannot be cured within 60 days. BMS may terminate a project upon 90 days’ prior written notice.

Merck KGaA Agreement

In October 2016, we entered a Master CDx Agreement, or master agreement, with Merck KGaA, Darmstadt, Germany, or Merck KGaA to serve as the basis for one or more project agreements to develop, seek regulatory approval for, and commercialize companion diagnostics for Merck KGaA drug candidates and corresponding therapeutics. Concurrently, we entered into a first project agreement under the master agreement concerning our sequencing-based DLBCL cell of origin assay, or DLBCL Assay and Merck KGaA’s investigational drug, M7583, or Project.

The Project has three stages aligned with timelines and outcomes of M7583 development. During stages 1 and 2, we will perform specified DLBCL Assay development activities. In stage 3, we will obtain applicable regulatory approvals on the DLBCL Assay and make it commercially available in the United States and certain other jurisdictions.

Stages 2 and 3 each have an up-front payment, and all stages of the Project have milestone-based payments. We are eligible to receive up to a total of $9,900,000 over a period of approximately nine years in fixed or determinable contract consideration comprising up-front and milestone payments. In addition, during stages 1 and 2 of the Project, we will sell DLBCL Assay kits and/or perform sample processing services upon request of, and as instructed by, Merck KGaA.

Merck KGaA may terminate the Project by providing 90 days’ prior written notice, at which point Merck KGaA will reimburse us for costs incurred during the termination period, of an amount not to exceed non-cancellable, non-reimbursable expenses, and we will reimburse Merck KGaA for any costs that have been prepaid without being incurred prior to termination. Further, either party may also terminate the agreement upon the other party’s material breach that remains uncured for 45 days or upon the other party’s bankruptcy.

QIAGEN Agreement

In November 2016, we entered a Master Assay Development, Commercialization and Manufacturing Agreement, or Governing Agreement, with QIAGEN Manchester Limited, or QML, a wholly owned subsidiary of QIAGEN N.V. The Governing Agreement creates a framework for the companies to combine their technological and commercial strengths to offer biopharmaceutical companies a complete NGS-based solution for the development, manufacture and commercialization of companion diagnostic assays. Under the Governing Agreement, the parties will jointly seek companion diagnostic programs with biopharmaceutical companies, QML will contract with interested biopharmaceutical companies for specified projects, each a Project, and the companies will enter into a statement of work under the Governing Agreement, which sets forth the rights and obligations of each party with respect to each Project.

The parties’ relationship under the Governing Agreement is exclusive in the oncology field. Such exclusivity in the oncology field may be lost and become non-exclusive if certain performance targets are not met. Projects may be undertaken in non-oncology fields at each party’s discretion on a non-exclusive basis.

The companies will share net profits under each statement of work, based on whether development of particular assays under a statement of work are primarily based on each company’s intellectual property. Each statement of work will provide additional financial terms for the corresponding Project, which terms will depend on the respective development and/or commercialization activities of the parties.

The Governing Agreement will continue for a five-year term. However, either party may terminate the agreement upon (i) the other party’s uncured material breach, bankruptcy or insolvency, (ii) specified events affecting all statements of work, or (iii) a change of control by either party. In the event a party terminates the Governing Agreement for its own change of control, a $2.0 million termination payment will be payable to the non-terminating party.

Pursuant to a stock purchase agreement, entered concurrent with the Governing Agreement, QIAGEN North American Holdings, Inc., or QNAH, another wholly owned subsidiary of QIAGEN N.V., purchased 833,333 shares of our common stock on November 17, 2016 at $2.40 per share, for a total purchase price of $2.0 million. QNAH agreed to purchase up to an additional $2.0 million of our common stock (subject to any applicable limitations under the rules of the NASDAQ Stock Market) upon the sale by the Company of at least $12.0 million of common or preferred stock in a financing transaction that occurs prior to May 16, 2017, or such other mutually agreeable date, or a Qualified Financing. The price per share payable by QNAH in a second tranche purchase will be equal to the price per share at which shares are sold in a Qualified Financing.

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

United States

In the United States, our customers will utilize the existing reimbursement framework for testing services: Tier 1 and Tier 2 Molecular Pathology Procedures

Prior to January 1, 2013, molecular pathology procedures were reimbursed using the 83890-83912 code series, commonly known as “stacking codes”, which were based on the various technical steps performed to produce a test result. The American Medical Association, or AMA, created the Tier 1 codes (81200-81383) and Tier 2 codes (81400-81408) to specifically identify the test being performed and as a replacement to stacking codes. The stacking codes were deleted from the clinical laboratory fee schedule used by the Centers for Medicare and Medicaid Services, or CMS, for payment determination in 2013. Single analyte tests for mutations and gene rearrangements are described by these Tier 1 and Tier 2 codes; specific examples include 81235 for epidermal growth factor receptor, or EGFR, mutation analysis and 81401 for EML4/ALK rearrangement analysis. Single analyte tests not specifically called out in Tier 1 or Tier 2 codes can be submitted for reimbursement consideration using the miscellaneous code 81479.

Genomic Sequencing Procedures.

The AMA created codes for Genomic Sequencing Procedures, or GSPs, and other Molecular Multianalyte Assays as part of its calendar year 2015 update to the clinical laboratory fee schedule. AMA has since modified the GSP codes to clarify the definition to include DNA and RNA. Our customers may use these codes to seek reimbursement for diagnostic multi-analyte test offerings, such as:

•	Gene expression classifiers for hematolymphoid neoplasms, such as the determination of activated B-cell like, or ABC, or germinal center B-cell like, or GCB, subtypes of diffuse large B-cell lymphomas
•	Gene rearrangements in solid tumors and hematolymphoid neoplasms
•	Mutations in solid tumors and hematolymphoid neoplasms

Payments for Tier 1 and Tier 2 Molecular Pathology Procedures and GSPs may be sought from both public and private payors. Claims for Medicare coverage are processed by private Medicare Administrative Contractors, or MACs, such as Novitas and Cahaba, and coverage for specific test codes are specified in Local Coverage Determinations, or LCDs, issued by individual MACs or National Coverage Determinations, or NCDs, which apply to all MACs. Private payors issue their own coverage determinations that are largely reflective of the CMS LCDs and NCDs. HTG closely monitors trends in coverage through interactions with customers, industry associations such as the College of American Pathologists, or CAP, and the Association for Molecular Pathology, or AMP, and industry consultants; these trends are key considerations in our product development plans.

Our customers may use our products, subject to regulatory limitations, to offer testing services that provide an analysis of 5‑50 genes as well as 51 or more genes. In October 2014, CMS released its preliminary determinations regarding the method for determining 2015 payment rates for new codes under the clinical laboratory fee schedule. CMS recommended that payment rates for GSPs be determined through a process known as gapfill rather than by crosswalking to allow CMS and its contractors to gather information about the manner in which the tests are performed and the resources necessary to provide them, so that ultimately CMS can set an appropriate payment rate for these tests. In the gapfill process, the local MACs determine the appropriate fee schedule amounts in the first year, and CMS calculates a national payment rate based on the median of these local fee schedule amounts in the second year. On September 27, 2015, gapfill pricing for CPTs 81445 and 81450 for the assessment of 5-50 genes in solid and liquid tumors, respectively, were set at $597 and $648, respectively, and remains the same as of December 31, 2016. CPT 81455 for the assessment of 51 or more genes in solid and liquid tumors has not yet been priced.

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

In addition to uncertainties surrounding coverage policies, there are periodic changes to reimbursement. Third-party payors regularly update reimbursement amounts and from time to time revise the methodologies used to determine reimbursement amounts. This includes annual updates to payments made under the Clinical Laboratory Fee Schedule, or CLFS, with amounts assigned to the procedure billing codes used to report the specific laboratory services. The CLFS sets the maximum amount payable under Medicare for each billing code. Payment under the CLFS has been limited from year-to-year by Congressional action such as imposition of national limitation amounts and freezes on the otherwise applicable annual consumer price index updates. In February 2012, the Middle-Class Tax Relief and Job Creation Act of 2012 was signed into law which, in part, reduced the potential future cost-based increases to the CLFS by 2%. The payment amounts under the CLFS are important not only for Medicare reimbursement, but also because although there is no uniform policy of coverage and reimbursement amongst third-party payors, other third-party payors are often guided by the Medicare CLFS in establishing reimbursement rates. For example, state Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients. Because of the anticipated reduction in the CLFS payment amounts, certain third party payors may also reduce reimbursement amounts.

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

Outside the United States

Our target markets outside of the United States are Europe and Asia/Pacific. Our diagnostic product menu plans for Europe and Asia/Pacific consist primarily of NGS‑based test kits that will satisfy existing or emerging testing demand, and we expect to be competing based on testing efficiency, quality and price.

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

Our diagnostic product menu plans for Europe and Asia/Pacific consist primarily of NGS-based test kits that will satisfy existing or emerging testing demand, and we will be competing based on testing efficiency, quality and price. We plan to seek partners knowledgeable in local molecular diagnostic testing reimbursement practices and, working co‑operatively with such partners, prepare, to the extent feasible, favorable reimbursement treatment for our diagnostic products in the applicable Asia/Pacific markets. Preferably, such favorable reimbursement decisions will coincide with or precede the launch of each applicable diagnostic product.

Failure by our ex-U.S. customers to obtain sufficient coverage and reimbursement for our diagnostic products from healthcare payors or adverse changes in government and private payors’ policies would have a material adverse effect on our ex-U.S. growth prospects and our overall business, financial condition, and results of operations.

Government Regulation – Medical Device Regulations

United States

Our products and operations are subject to extensive and rigorous regulation by the FDA and other federal, state, local and foreign authorities. Currently we are limited to marketing our products for research use only, which means that we cannot make any diagnostic or clinical claims. However, we intend to seek regulatory clearances or approvals in the United States and other jurisdictions to market certain assays for diagnostic purposes. The clinical diagnostics under development by HTG are classified as “medical devices” under the United States Food, Drug and Cosmetic Act, or FDCA. The FDA regulates, among other things, the research, development, testing, manufacturing, approval, labeling, storage, recordkeeping, advertising, promotion and marketing, distribution, post approval monitoring and reporting and import and export of medical devices in the United States to assure the safety and effectiveness of such products for their intended use.

Unless an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the United States will require either a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the FDCA, also referred to as a 510(k) clearance, or approval from the FDA of a PMA application. Both the 510(k) clearance and PMA submission can be expensive, and lengthy, and require payment of significant user fees, unless an exemption is available.

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

Class II devices are those that are subject to the General Controls, as well as Special Controls, which can include performance standards, guidelines and post market surveillance. Most Class II devices are subject to premarket review and clearance by the FDA. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification process. Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification, demonstrating that the device is “substantially equivalent,” as defined in the statute, to either:

•	a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or
•	another commercially available, similar device that was cleared through the 510(k) process.

To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence.

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

The PMA Process

If the FDA determines that the device is not “substantially equivalent” to a predicate device, or if the device is classified into Class III, the device sponsor must then fulfill the much more rigorous premarketing requirements of the PMA process, or seek reclassification of the device through the de novo process. A manufacturer can also submit a petition for direct de novo review if the manufacturer is unable to identify an appropriate predicate device and the new device or new use of the device presents a moderate or low risk.

Class III devices include devices deemed by the FDA to pose the greatest risk such as life-supporting or life-sustaining devices, or implantable devices, in addition to those deemed not substantially equivalent following the 510(k) process. The safety and effectiveness of Class III devices cannot be reasonably assured solely by the General Controls and Special Controls described above. Therefore, these devices are subject to the PMA application process, which is generally costlier and time consuming than the 510(k) process. Through the PMA application process, the applicant must submit data and information demonstrating reasonable assurance of the safety and effectiveness of the device for its intended use to the FDA’s satisfaction. Accordingly, a PMA application typically includes, but is not limited to, extensive technical information regarding device design and development, pre-clinical and clinical study data, manufacturing information, labeling and financial disclosure information for the clinical investigators in device studies. The PMA application must provide valid scientific evidence that demonstrates to the FDA’s satisfaction reasonable assurance of the safety and effectiveness of the device for its intended use.

In the United States, absent certain limited exceptions, human clinical studies intended to support medical device clearance or approval require an Investigational Device Exemption, or IDE, application. Some types of studies deemed to present “non-significant risk” are deemed to have an approved IDE once certain requirements are addressed and Institutional Review Board approval is obtained. If the device presents a “significant risk” to human health, as defined by the FDA, the sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical studies. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of subjects. Generally, clinical studies for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent are approved by appropriate institutional review boards at the clinical study sites. There can be no assurance that submission of an IDE will result in the ability to commence clinical studies, and although the FDA’s approval of an IDE allows clinical testing to go forward for a specified number of subjects, it does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and efficacy, even if the trial meets its intended success criteria.

Following receipt of a PMA application, the FDA conducts an administrative review to determine whether the application is sufficiently complete to permit a substantive review. If it is not, the agency will refuse to file the PMA. If the PMA application is determined to be sufficiently complete, the FDA will accept the application for filing and begin the review. The FDA, by statute and by regulation, has 180 days to review a filed PMA application, although the review of an application more often occurs over a significantly longer period. During this review period, the FDA may request additional information or clarification of information already provided, and the FDA may issue a major deficiency letter to the applicant, requesting the applicant’s response to deficiencies communicated by the FDA. The FDA considers a PMA or PMA supplement to have been voluntarily withdrawn if an applicant fails to respond to an FDA request for information (e.g. major deficiency letter) within a total of 360 days. Before approving or denying a

PMA, an FDA advisory panel may be convened to review the PMA and provide the FDA with the committee’s recommendation on whether the FDA should approve the submission, approve it with specific conditions, or not approve it. This advisory panel may also involve a public meeting if FDA determines public input is required. Prior to approval of a PMA, the FDA may conduct a bioresearch monitoring inspection of the clinical study data and clinical study sites, and a QSR inspection of the manufacturing facility and processes. Overall, the FDA review of a PMA application generally takes between one and three years, but may take significantly longer. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

•	the device may not be shown safe or effective to the FDA’s satisfaction;
•	the data from pre-clinical studies and clinical studies may be insufficient to support approval;
•	the manufacturing process or facilities may not meet applicable requirements; and
•	changes in FDA approval policies or adoption of new regulations may require additional data.

If the FDA evaluation of a PMA is favorable, the FDA will issue either an approval letter, or an approvable letter, which usually contains several conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA letter authorizing commercial marketing of the device, subject to the conditions of approval and the limitations established in the approval letter. If the FDA’s evaluation of a PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. The FDA also may determine that additional analytical studies or clinical studies are necessary, in which case approval of the PMA submission may be delayed for several months or years while the analytical studies and/or trials are conducted and data are submitted in an amendment to the PMA. The PMA process can be expensive, uncertain and lengthy and a number of devices for which FDA approval has been sought by other companies have never been approved by the FDA for marketing.

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

In approving a PMA application, the FDA may also require some form of post market studies or post market surveillance, whereby the applicant follows certain patient groups for several years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional safety and effectiveness data for the device. FDA may also require post market surveillance for certain devices cleared under a 510(k) notification, such as implants or life-supporting or life-sustaining devices used outside a device user facility. The FDA may also approve a PMA application with other post-approval conditions intended to ensure the safety and effectiveness of the device, such as, among other things, restrictions on labeling, promotion, sale, distribution and use.

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

•	recall requirements, including a mandatory recall if there is a reasonable probability that the device would cause serious adverse health consequences or death;
•	an order of repair, replacement or refund;
•	device tracking requirements; and
•	post approval study and post market surveillance requirements.

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

Research Use Only

A research use only, or RUO, product is one that is not intended for clinical diagnostic use and must be labeled “For Research Use Only. Not for use in diagnostic procedures.” Products that are intended for research use only and are properly labeled as RUO are exempt from compliance with the FDA requirements discussed above, including the approval or clearance and QSR requirements. A product labeled RUO but intended to be used diagnostically may be viewed by the FDA as adulterated and misbranded under the FDC Act and is subject to FDA enforcement activities. The FDA may consider the totality of the circumstances surrounding distribution and use of an RUO product, including how the product is marketed, when determining its intended use.

European Union

The European Union, or EU, has also adopted requirements that affect our products. These requirements include establishing standards that address creating a certified quality system as well as several directives that address specific product areas. The most significant of these directives is the In Vitro Diagnostic Medical Device Directive, or IVDD, which includes:

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

Other International

Several other countries, including Australia, Canada, China and Japan, have adopted or are in the process of adopting standards for medical devices sold in those countries. Many of these standards are loosely patterned after those adopted by the European Union, but with elements unique to each country. Although there is a trend towards harmonization of quality system standards, regulations in each country may vary substantially, which can affect timelines of introduction. We routinely monitor these developments and address compliance with the various country requirements as new standards are adopted.

Government Regulation – Fraud and Abuse and Other Healthcare Regulation

We may be subject to various federal and state healthcare laws, including, but not limited to, anti-kickback laws. Penalties for violations of these healthcare laws include, but are not limited to, criminal, civil and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, possible exclusion from Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of operations.

Federal Anti-Kickback Statute

The Federal Anti-Kickback Statute prohibits persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending a good or service, or for the purchasing, leasing, ordering, or arranging for or recommending, any good, facility, service or item for which payment may be made in whole or in part under federal healthcare programs, such as the Medicare and Medicaid programs. The Federal Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. The term “remuneration” expressly includes kickbacks, bribes, or rebates and has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value.

There are several statutory exceptions and regulatory safe harbors protecting certain business arrangements from prosecution under the Federal Anti-Kickback Statute. These statutory exceptions and safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they may not be prosecuted under the Federal Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more applicable statutory exceptions or safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy all requirements of an applicable safe harbor may result in increased scrutiny by government enforcement authorities and will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Additionally, the intent standard under the Federal Anti-Kickback Statute was amended under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, the intent to induce referrals need only be “one purpose” of the remuneration for violations of the Federal Anti-Kickback Statute. The ACA provides that the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act which is discussed below.

Federal Civil False Claims Act

The federal civil False Claims Act prohibits, among other things, persons or entities from knowingly presenting or causing to be presented a false or fraudulent claim to, or the knowing use of false statements to obtain payment from or approval by the Federal Government. Suits filed under the federal civil False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government. These individuals, sometimes known as “relators” or, more commonly, as “whistleblowers”, may share in any amounts paid by the entity to the government in fines or settlement. The number of filings of qui tam actions has increased significantly in recent years, causing more healthcare companies to have to defend a case brought under the federal civil False Claim Act. If an entity is determined to have violated the federal civil False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Many comparable state laws are broader in scope and apply to all payors, and therefore, are not limited to only those claims submitted to the Federal Government.

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

In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations established uniform standards for certain covered entities, which are certain healthcare providers, health plans and healthcare clearinghouses, as well as their business associates that perform services for them that involve the creation, use, maintenance or disclosure of, individually identifiable health information, governing the conduct of specified electronic healthcare transactions and protecting the security and privacy of protected health information. Among other things, HITECH also created four new tiers of civil monetary penalties and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

The Federal Physician Payments Sunshine Act

The Federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, to report annually to CMS, information related to “payments or other transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians, as defined above, and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1.0 million per year for “knowing failures.”

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

Healthcare Reform

In March 2010, President Obama enacted the ACA, which is substantially changing healthcare financing and delivery by both governmental and private insurers, and is significantly impacting the medical device industry. The ACA’s provisions of importance to our business include, but are not limited to, a deductible 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, which became effective January 1, 2013. However, the Consolidated Appropriations Act of 2016, signed into law in December 2015, includes a two-year moratorium on the medical device excise tax that applies between January 1, 2016 and December 31, 2017. Absent further legislative action, the tax will be automatically reinstated for medical device sales beginning January 1, 2018.

Since its enactment in 2010, there have been judicial and Congressional challenges to certain aspects of the ACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In January 2017, Congress also voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. Following the passage of the Budget Resolution, in March 2017, the U.S. House of Representatives introduced legislation known as the American Health Care Act, which, if enacted, would amend or repeal significant portions of the ACA. Among other changes, the American Health Care Act would repeal the annual fee on certain brand prescription drugs and biologics imposed on manufacturers and importers, eliminate the 2.3% excise tax on medical devices, eliminate penalties on individuals and employers that fail to maintain or provide minimum essential coverage, and create refundable tax credits to assist individuals in buying health insurance. The American Health Care Act would also make significant changes to

Medicaid by, among other things, making Medicaid expansion optional for states, repealing the requirement that state Medicaid plans provide the same essential health benefits that are required by plans available on the exchanges, modifying federal funding, including implementing a per capita cap on federal payments to states, and changing certain eligibility requirements.

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

The full impact of the ACA, its possible repeal, and any legislation passed to replace the ACE, as well as other laws and reform measures that may be proposed and adopted in the future, remains uncertain, but may continue the downward pressure on medical device pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs, which could have a material adverse effect on our business operations.

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Employees

As of December 31, 2016, we had 82 full-time and 3 part-time employees, of which 10 are employed in administration, 13 in manufacturing and operations, 21 in research and development, five in regulatory and quality affairs, and 36 in sales and marketing. We had three employees in Europe as of December 31, 2016, all others were in the United States. We believe that our success will depend, in part, on our ability to attract and retain qualified personnel. We have never experienced a work stoppage due to labor difficulties and believe that our relations with our employees are good. None of our U.S. employees are represented by labor unions. Collective bargaining is established by law in France and Germany. We and our European employees, who reside in France and Germany, have agreed to the terms of the applicable collective bargaining agreements.

Our ability to retain current talent and recruit new people into our Company is another critical factor in our performance. We have initiated multiple programs to promote our organizational culture and to identify the best possible new talent as the organization grows and new positions are made available. In 2016, we launched our five company value statements: embrace the mission, engage, build community, expect healthy tension and assume positive intent. We also adopted a cultural index tool which assesses new hire candidates for cultural fit and to encourage teamwork among existing employees.

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

This report contains references to our trademarks, including VERI/O, HTG Edge and HTG EdgeSeq, and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO in May 2015, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We refer to the Jumpstart Our Business Startups Act of 2012 in this Annual Report on Form 10-K as the “JOBS Act,” and references to “emerging growth company” have the meaning associated with it in the JOBS Act.

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this report, and in our other public filings, before deciding to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. You should consider all of the risk factors described when evaluating our business.

Risks Related to our Business and Strategy

We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.

We have incurred losses since our inception and expect to incur losses in the future. We incurred net losses of $26.0 million and $21.4 million for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, we had an accumulated deficit of $115.6 million. We expect that our losses will continue for the foreseeable future as we will be required to invest significant additional funds to support product development, including development of our next generation instrument platforms, development of our new HTG EdgeSeq panels, including our initial IVD assay, and the commercialization of our HTG EdgeSeq system and proprietary consumables. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities, expanding our staff to sell and support our products, and the increased administrative costs associated with being a public company. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

We might not be able to continue as a going concern absent our ability to raise additional equity or debt capital. Even if capital is available, it might be available only on unfavorable terms.

This Annual Report on Form 10-K for the year ended December 31, 2016, includes disclosures regarding management’s assessment of its ability to continue as a going concern and a report from our independent auditors that includes an explanatory paragraph regarding going concern, as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. We have had recurring operating losses and negative cash flows from operations since inception, and we have an accumulated deficit of approximately $115.6 million as of December 31, 2016. As of December 31, 2016, we had cash, cash equivalents and investments in short term available-for-sale securities of approximately $11.8 million, and had current liabilities of approximately $10.0 million plus an additional $14.0 million in long-term liabilities primarily attributable to our growth term loan and NuvoGen obligation. We believe that our existing cash resources will be sufficient to fund our planned operations and expenditures until mid-way through the second quarter of 2017. However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.

To date, to fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings and revenue generated from the sale of our HTG Edge and HTG EdgeSeq systems, the sale of our proprietary consumables and related services. We will need to raise additional capital to fund our continued operations until our revenue reaches a level sufficient to provide for self-sustaining cash flows, if ever. There can be no assurance that additional capital will be available to us when needed or on acceptable terms, or that our revenue will reach a level sufficient to provide for self-sustaining cash flows. If we are unable to raise additional capital in the future when required or in sufficient amounts or on terms acceptable to us, we may have to delay, scale back or discontinue one or more product development programs, curtail our commercialization activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop or commercialize independently, cease operations altogether, pursue an acquisition of our company at a price that may result in up to a total loss on investment for our stockholders, file for bankruptcy or seek other protection from creditors, or liquidate all of our assets. In addition, if we default under our term loan agreement, our lenders could foreclose on our assets, including substantially all of our cash which is held in accounts with our lenders.

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

In August 2014, we entered into a $16.0 million term loan agreement with Oxford Finance LLC and Silicon Valley Bank, who we collectively refer to as the lenders. Under the terms of the term loan agreement, the lenders initially provided us with a term loan of $11.0 million. In March 2016, we borrowed the remaining $5.0 million pursuant to the term loan agreement. The loan is secured by a lien covering substantially all of our assets, excluding patents, trademarks and other intellectual property rights (except for rights to payment related to the sale, licensing or disposition of such intellectual property rights) and certain other specified property. The interest-only payment period expired in April 2016, and we are currently required to make monthly principal and interest payments through September 2018. Payments under the term loan agreement could result in a significant reduction of our working capital, which in turn could significantly impact our need to raise additional capital in order to continue as a going concern. As of December 31, 2016, we had $11.8 million outstanding under the term loan agreement, of which amount $6.4 million is scheduled to become due and payable over the 12 months following such date, compared to cash, cash equivalents and investments in short term available‑for‑sale securities of approximately $11.8 million. If we default under our term loan agreement, our lenders could foreclose on our assets, including substantially all of our cash, which is held in accounts with our lenders.

Pursuant to the terms of an asset purchase agreement with NuvoGen Research, LLC, or NuvoGen, pursuant to which we acquired certain intellectual property, we agreed to pay NuvoGen the greater of $400,000 or 6% of our yearly revenue until the total aggregate cash compensation paid to NuvoGen under the agreement equals $15.0 million. For fiscal years 2013 to 2017, NuvoGen agreed to accept annual fixed fees in the range of $425,000 to $800,000, paid in quarterly installments, and to defer the balance of any revenue-based payments. To date, we have paid NuvoGen approximately $6.3 million. We paid annual fixed fees of $575,000 and $725,000 for 2015 and 2016, respectively. As of December 31, 2016, we have not deferred any revenue-based payments. For 2017, our annual fixed fee payable to NuvoGen is $800,000, payable in quarterly installments. Beginning in 2018, we are again obligated to pay the greater of $400,000 or 6% of our annual revenue plus amounts, if any, deferred in the 2017 period by which 6% of revenue exceeds the $800,000 fixed fee plus 5% interest on any such deferred amounts until the obligation is repaid in full. Payments to NuvoGen could result in a significant reduction in our working capital.

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

A key element of our strategy is to establish our HTG EdgeSeq system as the best sample and library preparation method for clinical applications of next generation sequencers. We depend at least in part on the availability of NGS instrumentation and reagents, and the ability of our HTG EdgeSeq products to operate seamlessly with NGS instrumentation. Any significant interruption or delay in the ability of our HTG EdgeSeq products to operate on or with NGS instrumentation could reduce demand for our products and result in a loss of customers.

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

Current medical device regulation in the United States and other jurisdictions requires manufacturers of IVD molecular profiling tests that use NGS detection, referred to as NGS IVD tests, to include in regulatory submissions, technical information about the NGS products that are required for performance of, but are not supplied with, the NGS IVD test. These regulatory agencies also require that the NGS instrumentation have “locked” software for the detection of the NGS IVD test results. Thus, to obtain regulatory approval for NGS IVD tests, manufacturers like us, currently must have arrangements with NGS product manufacturers to gain access to technical information and NGS instrument software. We currently have agreements with two NGS product manufacturers that grant us rights to develop, manufacture and sell up to six future HTG EdgeSeq NGS IVD tests in specified fields, subject to, among other things, the NGS product manufacturers’ rights to terminate such agreements and discontinue products or implement product design changes that could adversely affect our HTG EdgeSeq NGS IVD tests. There can be no assurance that our agreements with these NGS product manufacturers, or any future NGS product manufacturers that we contract with, will not be terminated earlier than we currently expect, that an NGS product manufacturer will perform its contractual duties to us, or that we will otherwise receive the benefits we anticipate receiving under those agreements. In addition, if regulatory agencies do not change their requirements for NGS IVD test approval or clearance and the NGS instrument manufacturers close their systems to third party NGS IVD test development (in general or with specific NGS IVD test manufacturers) and we are not able to maintain or enforce our agreements with such manufacturers, we may not be able to meet our commercial goals and our business, financial condition and operating results may be materially and adversely affected.

The development of future products is dependent on new methods and/or technologies that we may not be successful in developing.

We are planning to expand our product offerings in the fields of detecting RNA fusions and other gene rearrangements and DNA mutations, such as expressed DNA mutations. We believe we have successfully demonstrated proof of concept that our technology is able to detect these fusions and expressed DNA mutations, but to date our work in this area has only been on a very small scale or may not have the specificity required for certain applications. We cannot guarantee that we will be able to successfully develop these applications on a commercial scale. If we are unsuccessful at developing additional applications involving RNA fusions or DNA mutations, we may be limited in the breadth of additional products we can offer in the future, which could impact our future revenues and profits.

We have initiated development of a new version of our HTG EdgeSeq system that will target the lower-volume throughput lab market. This development program, which we refer to as Project JANUS, is expected to increase our addressable market by enabling efficient molecular profiling of smaller quantity batches of samples. This program involves the development of new chemistry that is not currently compatible with our existing HTG Edge or HTG EdgeSeq platforms. We have temporarily suspended the development of this program in favor of other high value projects that we expect to provide greater short term benefits, and if we are unable to resume or successfully develop this new version of our HTG EdgeSeq system and on the timeframe we anticipate, our addressable market could be limited, which could harm our business, results of operations and financial condition.

We may not be able to develop new products or enhance the capabilities of our systems to keep pace with rapidly changing technology and customer requirements, which could have a material adverse effect on our business and operating results.

Our success depends on our ability to develop new products and applications for our technology in existing and new markets, while improving the performance and cost-effectiveness of our systems. New technologies, techniques or products could emerge that might offer better combinations of price and performance than our current or future products and systems. Existing or future markets for our products, including gene expression analysis, liquid-based specimen analysis (e.g., plasma, blood and urine) and single-cell analysis, as well as potential markets for our diagnostic product candidates, are characterized by rapid technological change and innovation. It is critical to our success that we anticipate changes in technology and customer requirements and successfully introduce new, enhanced and competitive technologies to meet our customers’ and prospective customers’ needs on a timely and cost-effective basis. At the same time, however, we must carefully manage the introduction of new products. If customers believe that such products will offer enhanced features or be sold for a more attractive price, they may delay purchases until such products are available. We may also have excess or obsolete inventory of older products as we transition to new products and our experience in managing product transitions is very limited. If we do not successfully innovate and introduce new technology into our product lines or effectively manage the transitions to new product offerings, our revenues and results of operations will be adversely impacted.

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

Moreover, growth will place significant strains on our management and our operational and financial systems and processes. For example, expanded market penetration of our HTG EdgeSeq system and related proprietary panels, and future development and approval of diagnostic products, are key elements of our growth strategy that will require us to hire and retain additional sales and marketing, regulatory, manufacturing and quality assurance personnel. If we do not successfully forecast the timing and cost of the development of new panels and diagnostic products, the regulatory clearance or approval for product marketing of any future diagnostic products or the demand and commercialization costs of such products, or manage our anticipated expenses accordingly, our operating results will be harmed.

Our future success is dependent upon our ability to expand our customer base and introduce new applications.

Our current customer base is primarily composed of biopharmaceutical companies, academic institutions and molecular labs that perform analyses using our HTG Edge or HTG EdgeSeq systems and consumables for research use only, which means that they may not be used for clinical diagnostic purposes. In July 2016, we obtained CE marking in Europe for our HTG EdgeSeq system and HTG EdgeSeq DLBCL Cell of Origin Assay, which means that these products may be used for diagnostic purposes in Europe. Our success will depend, in part, upon our ability to increase our market penetration among our customer base and to expand our market by developing and marketing new clinical diagnostic tests and research-use-only applications, and to introduce diagnostic products into clinical laboratories in the United States and other jurisdictions after obtaining the requisite regulatory clearances or approvals. We may not be able to successfully complete development of or commercialize any of our planned future tests and applications. To achieve these goals, we will need to conduct substantial research and development, conduct clinical validation studies, expend significant funds, expand and scale-up our research and development and manufacturing processes and facilities, expand and train our sales force; and seek and obtain regulatory clearance or approvals of our new tests and applications, as required by applicable regulations. Additionally, we must demonstrate to laboratory directors, physicians and third-party payors that our current and any future diagnostic products are effective in obtaining clinically relevant information that can inform treatment decisions, and that our HTG EdgeSeq systems and related panels can enable an equivalent or superior approach than other available technology. Furthermore, we expect that a combination of increasing the installed base of our HTG EdgeSeq systems and entering into additional service and custom assay development agreements with biopharmaceutical customers will drive increased demand for our relatively high margin panels. If we are not able to successfully increase our installed base and biopharmaceutical customer relationships, then sales of our panels, sample processing services to be performed by our VERI/O laboratory and our margins for these revenue items may not meet expectations. Attracting new customers and introducing new panels requires substantial time and expense. Any failure to expand our existing customer base, or launch new panels or diagnostic products, would adversely affect our ability to improve our operating results.

Our financial results may vary significantly from quarter to quarter or may fall below the expectations of investors or securities analysts, each of which may adversely affect our stock price.

Investors should consider our business and prospects considering the risks and difficulties we expect to encounter in the new, uncertain and rapidly evolving markets in which we compete. Because these markets are new and evolving, predicting their future growth and size is difficult. We expect that our visibility into future sales of our products, including volumes, prices and product mix between instruments, consumables and services, will continue to be limited and could result in unexpected fluctuations in our quarterly and annual operating results.

Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, two customers accounted for 29% and 12% of our revenue for the year ended December 31, 2016 and two customers accounted for 38% and 7% for the year ended December 31, 2015. If orders from our top customers are reduced or discontinued, our revenue in future periods may materially decrease. Fluctuations in our operating results may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described under the caption “Risk Factors – Risks Related to Our Business and Strategy” of this report. In addition, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. Our products involve a significant capital commitment from our customers or may depend on customer studies that have variable or indefinite timelines, and accordingly involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of investors or securities analysts, our stock price may be adversely affected.

Our sales cycle is lengthy and variable, which makes it difficult for us to forecast revenue and other operating results.

Our sales process involves numerous interactions with multiple individuals within any given organization, and often includes in-depth analysis by potential customers of our products (where in some instances we will provide a demonstration unit for their use and evaluation), performance of proof-of-principle studies, preparation of extensive documentation and a lengthy review process. As a result of these factors, the capital investment required in purchasing our instruments and the budget cycles of our customers, the time from initial contact with a customer to our receipt of a purchase order can vary significantly and be up to 12 months or longer. Given the length and uncertainty of our sales cycle, we have in the past experienced, and likely will in the future experience, fluctuations in our instrument sales or service revenues on a period-to-period basis. In addition, any failure to meet customer expectations could result in customers choosing to retain their existing systems or service providers or to purchase systems or services other than ours.

If the utility of our HTG EdgeSeq system, proprietary profiling panels, services and solutions in development is not supported by studies published in peer-reviewed medical publications, the rate of adoption of our current and future products and the rate of reimbursement of our future products by third-party payors may be negatively affected.

We anticipate that we will need to maintain a continuing presence in peer-reviewed publications to promote adoption of our products by biopharmaceutical companies, academic institutions and molecular labs and to promote favorable coverage and reimbursement decisions. We believe that peer-reviewed journal articles that provide evidence of the utility of our current and future products or the technology underlying the HTG EdgeSeq system, consumables and services are important to our commercial success. It is critical to the success of our sales efforts that we educate a sufficient number of clinicians and administrators about our HTG EdgeSeq system, our current panels and services and our future solutions, and demonstrate the research and clinical benefits of these solutions. Our customers may not adopt our current and future solutions, and third-party payors may not cover or adequately reimburse our future products, unless they determine, based on published peer-reviewed journal articles and the experience of other researchers and clinicians, that our products provide accurate, reliable, useful and cost-effective information. Peer-reviewed publications regarding our products and solutions may be limited by many factors, including delays in the completion of, poor design of, or lack of compelling data from studies that would be the subject of the article. If our current and future solutions or the technology underlying our HTG EdgeSeq platform, our current panels and services or our future solutions do not receive sufficient favorable exposure in peer-reviewed publications, the rate of research and clinician adoption and positive coverage and reimbursement decisions could be negatively affected.

We provide our HTG Edge and HTG EdgeSeq systems and profiling panels free of charge or through other arrangements to customers or key opinion leaders through evaluation agreements or reagent rental programs, and these programs may not be successful in generating recurring revenue from sales of our systems and proprietary panels.

We sell our HTG Edge and HTG EdgeSeq systems and profiling panels under different arrangements to expand our installed base and facilitate the adoption of our platform.

In some instances, we provide equipment free of charge under evaluation agreements for a limited period of time to permit the user to evaluate the system for their purposes in anticipation of a decision to purchase the system. We retain title to the equipment under such arrangements unless a decision to purchase is made, and in most cases, require evaluation customers to purchase a minimum quantity of consumables during the evaluation period.

When we place a system under a reagent rental agreement, we install equipment in the customer’s facility without a fee and the customer agrees to purchase consumable products at a stated priced over the term of the agreement. While some of these agreements did not historically contain a minimum purchase requirement, we have included a minimum purchase requirement in all reagent rental agreements in 2015 and 2016, and will continue to do so in the future. We retain title to the equipment and such title is transferred to the customer at no additional charge at the end of the initial arrangement. The cost of the instrument under the agreement is expected to be recovered in the fees charged for consumables, to the extent sold, over the term of the agreement.

Other arrangements might include a collaboration agreement whereby an academic or a commercial collaborator agrees to provide samples free of charge in exchange for the use of a HTG Edge and/or HTG EdgeSeq system at no cost in furtherance of a research or clinical project.

Any of the foregoing arrangements could result in lost revenues and profit and potentially harm our long-term goal of achieving profitable operations. In addition, despite the fact we require customers who receive systems we continue to own to carry insurance sufficient to protect us against any equipment losses, we cannot guarantee that they will maintain such coverage, which may expose us to a loss of the value of the equipment in the event of any loss or damage.

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

As of December 31, 2016, approximately $186,000 of our inventory consisted of HTG EdgeSeq instruments held by customers who are evaluating and testing our HTG EdgeSeq products. If these prospective customers do not adopt our products within the time periods that we estimate, or at all, then we will not be able to convert the inventory held by these customers into revenues. If we are unable to sell this inventory to other customers or if it becomes obsolete as we introduce and expand the customer base for our HTG EdgeSeq system, we may be required to write off a significant portion of this inventory.

Our strategy of developing companion diagnostic products may require large investments in working capital and may not generate any revenues.

A key component of our strategy is the development of companion diagnostic products designed to determine the appropriate patient population for administration of a particular therapeutic to more successfully treat a variety of illnesses. Successfully developing a companion diagnostic product depends both on regulatory approval for administration of the therapeutic, as well as regulatory approval of the diagnostic product. Even if we are successful in developing products that would be useful as companion diagnostic products, and potentially receive regulatory approval for such products, the biopharmaceutical companies that develop the corresponding therapeutics may ultimately be unsuccessful in obtaining regulatory approval for any such therapeutic, or, even if successful, select a competing technology to use in their regulatory submission instead of ours. The development of companion diagnostic products requires a significant investment of working capital which may not result in any future income. This could require us to raise additional funds which could dilute our current investors, or could impact our ability to continue our operations in the future.

Our current business depends on levels of research and development spending by academic and governmental research institutions and biopharmaceutical companies, a reduction in which could limit demand for our products and adversely affect our business and operating results.

Our revenue is currently derived from sales of our HTG Edge and HTG EdgeSeq systems, proprietary panels, and the development of custom assays and sample processing for biopharmaceutical companies, academic institutions and molecular labs worldwide for research applications. The demand for our products and services will depend in part upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:

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

We have limited experience marketing and selling our products. Our HTG Edge system was introduced for sale in the life sciences research market in the third quarter of 2013. Our HTG EdgeSeq chemistry was introduced for sale in the life sciences research market in the third quarter of 2014. Our dedicated HTG EdgeSeq system was introduced for sale in the life sciences research market in the fourth quarter of 2015. Our VERI/O service laboratory was announced in June 2016. We currently market our products through our own sales force in the United States and Europe, and have distributors in parts of Europe, the Middle East and Asia. In the future, we intend to expand our sales and support team in the United States, continue to build a direct sales and support team in Europe and establish additional distributor and/or third party contract sales team relationships in other parts of the world. However, we may not be able to market and sell our products effectively. Our sales of life science research products and potential future diagnostic products will depend in large part on our ability to successfully increase the scope of our marketing efforts and establish and maintain a sales force commensurate with our then applicable markets. Because we have limited experience in marketing and selling our products in the life science research market and in marketing and selling our products in the diagnostic market, our ability to forecast demand, the infrastructure required to support such demand and the sales cycle to customers is unproven. If we do not build an efficient and effective sales force and distributor relationships targeting these markets, our business and operating results will be adversely affected.

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

The FDA regulates diagnostic kits sold and distributed through interstate commerce in the United States as medical devices. Unless an exemption applies, generally, before a new medical device may be sold or distributed in the United States, or may be marketed for a new use in the United States, the medical device must receive either FDA clearance of a 510(k) pre-market notification or pre-market approval. Thus, before we can market or distribute our profiling panels, including our mRNA and miRNA panels, as IVD kits for use by clinical testing laboratories in the United States, we must first obtain pre-market clearance or pre-market approval from the FDA. Even if or when we apply for clearance or approval from the FDA for any of our products, the process can be lengthy and unpredictable. We are working collaboratively with multiple biopharmaceutical companies to clinically validate our HTG EdgeSeq DLBCL Cell of Origin Assay, which we believe can classify DLBCL as either ABC or GCB subtype and detect the expression of additional drug-linked gene targets such as PD-1, PD-L1 and CD19. We expect to submit the DLBCL assay for U.S. regulatory clearances or approvals at some future time if and when our work with the biopharmaceutical companies reaches an appropriate stage. We initiated a modular submission process to obtain FDA approval of our HTG EdgeSeq ALKPlus Assay to detect certain gene fusions in lung cancer. Pending the outcome of clinical studies, we expect to complete the FDA submission for the HTG EdgeSeq ALKPlus Assay in 2017. We cannot provide any assurances that our clinical studies or collaborations with biopharmaceutical companies will have the desired outcomes or that we will meet the regulatory clearance or approval timelines for either product. Further, even if we complete the requisite clinical validations and submit an application, we may not receive FDA clearance or approval for the commercial use of our tests on a timely basis, or at all. If we are unable to obtain regulatory clearance or approval, or if clinical diagnostic laboratories do not accept our cleared or approved tests, our ability to grow our business could be compromised.

Similarly, foreign countries have either implemented or are in the process of implementing increased regulatory controls that require that we submit applications for review and approval by foreign regulatory bodies. We obtained the right to CE mark the HTG EdgeSeq DLBCL Cell of Origin Assay and the HTG EdgeSeq ALKPlus Assay for sale as an IVD in Europe, in July 2016 and March 2017, respectively. Once we do apply for the HTG EdgeSeq ALKPlus Assay or any other product, we may not receive ex-U.S. approval for the commercial use of our tests on a timely basis, or at all. If we are unable to achieve appropriate ex-U.S. approvals, or if clinical diagnostic laboratories outside the United States do not accept our tests, our ability to grow our business outside of the United States could be compromised.

Clinical studies of any product candidate that we intend to market as an IVD kit may not be successful. If we are unable to successfully complete non-clinical and clinical studies of our product candidates or experience significant delays in doing so, our business will be materially harmed.

Our clinical diagnostic business prospects in the United States and other applicable jurisdictions will depend on our ability to successfully complete clinical studies for product candidates that we intend to market as IVD kits. A failure of one or more clinical studies can occur at any stage of testing. The outcome of non-clinical studies may not be predictive of the success of clinical studies, and interim results, if any, of a clinical study do not necessarily predict final results. Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in non-clinical and clinical studies have nonetheless failed to obtain pre-marketing clearance or approval for their products. Completion of clinical studies, announcement of results of the studies and our ability to obtain regulatory approvals could be delayed for a variety of reasons, including:

•	unsatisfactory results of any clinical study, including failure to meet study objectives;
•	the failure of our principal third-party investigators to perform our clinical studies on our anticipated schedules;
•	imposition of a clinical hold following an inspection of our clinical study operations or trial sites by the FDA or other regulatory authorities;
•	our inability to adhere to clinical study requirements directly or with third parties, such as contract research organizations;
•	different interpretations of our non-clinical and clinical data, which could initially lead to inconclusive results; and
•	delays in obtaining suitable patient samples for use in a trial;

Our development costs will increase if we have material delays in any clinical study or if we need to perform more or larger clinical studies than planned. If the delays are significant, or if any of our products do not prove to be equivalent to a predicate device or safe or effective, as applicable, or do not receive required regulatory approvals, our financial results and the commercial prospects for our product candidates will be harmed. Furthermore, our inability to complete our clinical studies in a timely manner could jeopardize our ability to obtain regulatory approval.

If our HTG EdgeSeq systems and proprietary profiling panels fail to achieve and sustain sufficient market acceptance, or we are not able to continue to expand our service relationships with biopharmaceutical customers, we will not generate expected revenue, and our prospects may be harmed.

We are currently focused on selling our HTG EdgeSeq systems and profiling panels within the life sciences research market. We plan to develop panels for many different disease states including companion diagnostics to determine the proper course of treatment for those diseases. We may experience reluctance, or refusal, on the part of physicians to order, and third-party payors to cover and provide adequate reimbursement for, our panels if the results of our research and clinical studies, and our sales and marketing activities relating to communication of these results, do not convey to physicians, third-party payors and patients that the HTG EdgeSeq systems and related profiling panels provide equivalent or better diagnostic information than other available technologies and methodologies. We believe our panels represent an emerging methodology in diagnosing disease states, and we may have to overcome resistance among physicians to adopting it for the marketing of our products to be successful. Even if we are able to obtain regulatory approval from the FDA, the use of our panels may not become the standard diagnostic tool for those diseases on which we plan to focus our efforts. A portion of our strategy is to develop diagnostic tools in conjunction with biopharmaceutical companies to help assess the proper course of treatment for specific diseases, and to perform sample processing and analysis services for biopharmaceutical customers through our VERI/O laboratory. Even if we are successful in developing those diagnostic tools and receive regulatory approval, we still may not be successful in marketing those diagnostic tests. Furthermore, our biopharmaceutical partners may choose alternative diagnostic tests to market with their products instead of ours which could limit our diagnostic test sales and revenues.

As part of our current business model, we intend to seek to enter into strategic collaborations and licensing arrangements with third parties to develop diagnostic tests.

We have relied, and expect to continue to rely, on strategic collaborations and licensing agreements with third parties to develop or in-license technologies based on which we develop profiling panels. We have entered into agreements with third parties to facilitate or enable our development of assays, and ultimately diagnostic tests, to aid in the diagnosis of immuno-oncology, breast-related disorders, melanoma and other diseases. We intend to enter into additional similar agreements with life sciences companies, biopharmaceutical companies and other researchers for future diagnostic products. However, we cannot guarantee that we will enter into any additional agreements. In particular, our life sciences research or biopharmaceutical customers are not obligated to collaborate with us or license technology to us, and they may choose to develop diagnostic products themselves or collaborate with our competitors. Establishing collaborations and licensing arrangements is difficult and time-consuming. Discussions may not lead to collaborations or licenses on favorable terms, or at all. Potential collaborators or licensors may elect not to work with us based upon their assessment of our financial, regulatory or intellectual property position. To the extent that we enter new collaboration or licensing agreements, they may never result in the successful development or commercialization of future tests or other products for a variety of reasons, including because our collaborators may not succeed in performing their obligations or may choose not to cooperate with us. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Moreover, to the extent we agree to work exclusively with a party in a given area, our opportunities to collaborate with others would be limited. Even if we establish new relationships, they may never result in the successful development or commercialization of future tests or other products. Disputes with our collaborators could also impair our reputation or result in development delays, decreased revenues and litigation expenses.

Our research and development efforts will be hindered if we are not able to contract with third parties for access to archival patient samples.

Our future development of products for clinical indications will require access to archival patient samples for which data relevant to the clinical indication of interest is known. We rely on our ability to secure access to these archived patient samples, including FFPE tissue, plasma, serum, whole blood preserved in PAX gene, or various cytology preparations, together with the information pertaining to the clinical outcomes of the patients from which the samples were taken. Owners or custodians of relevant samples may be difficult to identify and/or identified samples may be of poor quality or limited in number or amount. Additionally, others compete with us for access to these samples for both research and commercial purposes. Even when an appropriate cohort of samples is identified, the process of negotiating access to these samples can be lengthy because it typically involves numerous parties and approval levels to resolve complex issues such as usage rights, institutional review board approval, privacy rights, publication rights, and intellectual property ownership. In addition, in some instances the cost to acquire samples can be prohibitively expensive. If we are not able to negotiate access to archived patient samples on a timely basis and on acceptable terms, or at all, or if our competitors or others secure access to these samples before us, our ability to research, develop and commercialize future products will be limited or delayed.

The life sciences research and diagnostic markets are highly competitive. We face competition from enhanced or alternative technologies and products, which could render our products and/or technologies obsolete. If we fail to compete effectively, our business and operating results will suffer.

We face significant competition in the life sciences research and diagnostics markets. We currently compete with both established and early-stage life sciences research companies that design, manufacture and market instruments and consumables for gene expression analysis, liquid-based specimen analysis (e.g., plasma, blood and urine), single-cell analysis, PCR, digital PCR, other nucleic acid detection and additional applications. These companies use well-established laboratory techniques such as microarrays or quantitative PCR, or qPCR, as well as newer technologies such as next generation sequencing. We believe our principal competitors in the life sciences research market are Agilent Technologies, Inc., ArcherDx, Inc., BioRad Laboratories, Exiqon A/S, Fluidigm Corporation, Foundation Medicine, Inc., Genomic Health, Illumina, Inc., Abbott Molecular, Luminex Corporation, Affymetrix, Inc., NanoString Technologies, Inc., entities owned and controlled by QIAGEN, Roche Diagnostics, a division of the Roche Group of companies, and Thermo Fisher Scientific, Inc. In addition, there are several other market entrants in the process of developing novel technologies for the life sciences market, including companies such as WaferGen Bio-Systems, Inc. One or more of our competitors could develop a product that is superior to a product we offer or intend to offer or our technology and products may be rendered obsolete or uneconomical by advances in existing technologies.

Within the diagnostic market, there are competitors that manufacture systems for sales to hospitals and laboratories and other competitors that offer tests conducted through CLIA laboratories. We will also compete with commercial diagnostics companies. Most of our current competitors are either publicly traded, or are divisions of publicly traded companies, and enjoy a number of competitive advantages over us, including:

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

We are dependent on a single third-party supplier to supply a subcomponent of our systems, and the loss of any of these suppliers could harm our business.

We currently rely on a single supplier to supply a subcomponent used in our HTG EdgeSeq processors. Our contracts with this supplier do not commit it to carry inventory or make available any particular quantities, and it may give other customers’ needs higher priority than ours and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. We also rely on third-party suppliers for various components we use to manufacture our consumable products. We periodically forecast our needs for such components and enter into standard purchase orders with such suppliers. If we were to lose any such suppliers, we may not be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, or at all. If we should encounter delays or difficulties in securing the quality and quantity of materials we require for our products, our supply chain would be interrupted which would adversely affect our sales. A loss of any of these suppliers could significantly delay the delivery of our applicable product(s), which in turn would materially affect our ability to generate revenue. If any of these events occur, our business and operating results could be materially harmed.

We may encounter manufacturing difficulties that could impede or delay production of our HTG EdgeSeq systems.

We began manufacturing our HTG EdgeSeq system internally in 2016. We have limited experience with manufacturing the system and our internal manufacturing operations may encounter difficulties involving, among other things, scale-up of manufacturing processes, production efficiency and output, regulatory compliance, quality control and quality assurance, and shortages of qualified personnel. Any failure in our planned internal manufacturing operations could cause us to be unable to meet demand for these systems, delay the delivery of the system to customers, and harm our business relationships and reputation.

If we encounter difficulties in our planned internal manufacturing operations, we may need to engage a third-party supplier, provided we cannot be sure we will be able to do so in a timely manner, or at all, or on favorable terms.

Any of these factors could cause us to delay or suspend production of our HTG EdgeSeq system, entail unplanned additional costs and materially harm our business, results of operations and financial condition.

If our Tucson facilities become unavailable or inoperable, the manufacturing of our instrument and consumable products or our ability to process sales orders will be interrupted and our business could be materially harmed.

We manufacture our consumable products and our HTG EdgeSeq system in our Tucson, Arizona facilities. In addition, our Tucson facilities are the center for order processing, receipt of critical components of our HTG EdgeSeq instrument and shipping products to customers. We do not have redundant facilities. Damage or the inability to utilize our Tucson facilities and the equipment we use to perform research and development and manufacture our products could be costly, and we would require substantial lead-time to repair or replace this facility and equipment. The Tucson facilities may be harmed or rendered inoperable by natural or man-made disasters, including flooding, wind damage, power spikes and power outages, which may render it difficult or impossible for us to perform these critical functions for some period of time. The inability to manufacture consumables, process customer samples or ship products to customers for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

We expect to generate a portion of our revenue internationally and are subject to various risks relating to our international activities which could adversely affect our operating results.

During the year ended December 31, 2016, approximately 16% of our revenue was generated from sales to customers located outside of the United States, compared with 13% for the year ended December 31, 2015. We expect that a percentage of our future revenue will continue to come from international sources, and we expect to expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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

We rely on distributors for sales of our products in several markets outside of the United States.

We have established exclusive and non-exclusive distribution agreements for our HTG EdgeSeq platforms and related profiling panels within parts of Europe, the Middle East and Asia. We intend to continue to grow our business internationally, and to do so, in addition to expanding our own direct sales and support team, we plan to attract additional distributors and sales partners to maximize the commercial opportunity for our products. We cannot guarantee that we will be successful in attracting desirable distribution and sales partners or that we will be able to enter into such arrangements on favorable terms. Distributors and sales partners may not commit the necessary resources to market and sell our products to the level of our expectations or may favor marketing the products of our competitors. If current or future distributors or sales partners do not perform adequately, or we are unable to enter into effective arrangements with distributors or sales partners in particular geographic areas, we may not realize long-term international revenue growth.

Limitations in the use of our products could harm our reputation or decrease market acceptance of our products; undetected errors or defects in our products could harm our reputation, decrease market acceptance of our products or expose us to product liability claims.

Our products are subject to the limitations set forth in the product labeling, which may not satisfy the needs of all customers. For example, in the past we have introduced new panels that initially were intended to be used with specific sample types. Because our customers desire that our panels be broadly applicable to many biological sample types, these initial limitations could harm our reputation or decrease market acceptance of our products. If that occurs, we may incur significant costs, the attention of our key personnel could be diverted, or other significant customer relations problems may arise, which could harm our business and operating results.

Similarly, our products may contain undetected errors or defects when first introduced or as new versions are released. Since our current customers use our products for research and, if cleared or approved for diagnostic applications, disruptions or other performance problems with our products may damage our customers’ businesses and could harm our reputation. If that occurs, we may incur significant costs, the attention of our key personnel could be diverted, or other significant customer relations problems may arise. We may also be subject to warranty and liability claims for damages related to errors or defects in our products. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our products could harm our business and operating results.

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

Existing U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of future foreign earnings. Should the scale of our international business activities expand, any such changes in the U.S. taxation of such activities could increase our worldwide effective tax rate and harm our future financial position and results of operations.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2016, we had federal net operating loss carryforwards, or NOLs, to offset future taxable income of approximately $102.2 million, which will begin to expire in 2021 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period) is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We believe we may have already experienced an ownership change and may in the future experience one or more additional ownership changes, and thus, our ability to use pre-ownership change NOLs and other pre-ownership change tax attributes to offset post-ownership change income may be limited. Such limitations may cause a portion of our NOL and credit carryforwards to expire. In addition, future changes in our stock ownership, including as a result of future financings, as well as changes that may be outside of our control, could result in ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

Our future success depends on our ability to recruit, train, retain and motivate key personnel, including our senior management, research and development, manufacturing and sales and marketing personnel. If we were to lose one or more of our key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies. Competition for qualified personnel is intense, and we may not be able to attract talent. Our growth depends, in part, on attracting, retaining and motivating highly trained sales personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively identify and sell to potential new customers, including new biopharmaceutical company customers. In particular, the commercialization of our HTG EdgeSeq system and related panels requires us to continue to establish and maintain a sales and support team to optimize the market for research tools, then to fully optimize a broad array of diagnostic market opportunities if we receive approval for any future diagnostic products. We do not maintain fixed term employment contracts or, except for our Chief Executive Officer, key man life insurance with any of our employees. Because of the complex and technical nature of our products and the dynamic market in which we compete, any failure to retain our management team or to attract, train, retain and motivate other qualified personnel could materially harm our operating results and growth prospects.

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

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, foreign liability, employee benefits liability, property, automobile, umbrella, workers’ compensation, crime (including cybercrime), fiduciary, products liability, pollution, errors and omissions and directors’ and officers’ insurance. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

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

Our business requires manipulating, analyzing and storing large amounts of data. In addition, we rely on an enterprise software system to operate and manage our business. We also maintain personally identifiable information about our employees. Our business therefore depends on the continuous, effective, reliable and secure operation of our computer hardware, software, networks, Internet servers and related infrastructure. To the extent that our hardware and software malfunction or access to our data by internal personnel is interrupted, our business could suffer. The integrity and protection of our employee and company data is critical to our business and employees have a high expectation that we will adequately protect their personal information. The regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase our operating costs. Although our computer and communications software is protected through physical and software safeguards, it is still vulnerable to natural or man-made hazards, such as fire, storm, flood, power loss, wind damage, telecommunications failures, physical or software break-ins, software viruses and similar events. These events could lead to the unauthorized access, disclosure and use of non-public information. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. If our computer systems are compromised, we could be subject to fines, damages, litigation and enforcement actions, and we could lose trade secrets, the occurrence of which could harm our business. In addition, any sustained disruption in internet access provided by other companies could harm our business.

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

In the United States, our products are currently labeled and sold for research use only, and not for the diagnosis or treatment of disease, and are sold to a variety of parties, including biopharmaceutical companies, academic institutions and molecular labs. Because such products are not intended for use in clinical practice in diagnostics, and the products cannot include clinical or diagnostic claims, they are exempt from many regulatory requirements otherwise applicable to medical devices. In particular, while the FDA regulations require that RUO products be labeled, “For Research Use Only. Not for use in diagnostic procedures,” the regulations do not otherwise subject such products to the FDA’s pre- and post-market controls for medical devices.

A significant change in the laws governing RUO products or how they are enforced may require us to change our business model in order to maintain compliance. For instance, in November 2013 the FDA issued a guidance document entitled “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only”, or the RUO Guidance, which highlights the FDA’s interpretation that distribution of RUO products with any labeling, advertising or promotion that suggests that clinical laboratories can validate the test through their own procedures and subsequently offer it for clinical diagnostic use as a laboratory developed test is in conflict with RUO status. The RUO Guidance further articulates the FDA’s position that any assistance offered in performing clinical validation or verification, or similar specialized technical support, to clinical laboratories, conflicts with RUO status. If we engage in any activities that the FDA deems to be in conflict with the RUO status held by the products that we sell, we may be subject to immediate, severe and broad FDA enforcement action that would adversely affect our ability to continue operations. Accordingly, if the FDA finds that we are distributing our RUO products in a manner that is inconsistent with its regulations or guidance, we may be forced to stop distribution of our RUO tests until we are in compliance, which would reduce our revenues, increase our costs and adversely affect our business, prospects, results of operations and financial condition. In addition, the FDA’s proposed implementation for a new framework for the regulation of Laboratory Developed Tests, or LDTs, may negatively impact the LDT market and thereby reduce demand for RUO products.

If the FDA requires marketing authorization of our RUO products in the future, there can be no assurance that the FDA will ultimately grant any clearance or approval requested by us in a timely manner, or at all.

Approval and/or clearance by the FDA and foreign regulatory authorities for any diagnostic tests will take significant time and require significant research, development and clinical study expenditures and ultimately may not succeed.

Before we begin to label and market our products for use as clinical diagnostics in the United States, including as companion diagnostics, unless an exemption applies, we will be required to obtain either 510(k) clearance or PMA from the FDA. In addition, we may be required to seek FDA clearance for any changes or modifications to our products that could significantly affect their safety or effectiveness, or would constitute a change in intended use. The 510(k) clearance processes can be expensive, time-consuming and uncertain. In addition to the time required to conduct clinical studies, if necessary, it generally takes from four to twelve months from submission of an application to obtain 510(k) clearance; however, it may take longer and 510(k) clearance may never be obtained. Even if the FDA accepts a 510(k) submission for filing, the FDA may request additional information or clinical studies during its review. Our ability to obtain additional regulatory clearances for new products and indications may be significantly delayed or may never be obtained. In addition, we may be required to obtain PMAs for new products or product modifications. The requirements of the more rigorous PMA process could delay product introductions and increase the costs associated with FDA compliance. As with all IVD products, the FDA reserves the right to redefine the regulatory path at the time of submission or during the review process, and could require a more burdensome approach. Even if we were to obtain regulatory approval or clearance, it may not be for the uses we believe are important or commercially attractive, in which case we would not be permitted to market our product for those uses.

A 510(k) clearance or PMA submission for any future medical device product would likely place substantial restrictions on how the device is marketed or sold, and we will be required to continue to comply with extensive regulatory requirements, including, but not limited to QSRs, registering manufacturing facilities, listing the products with the FDA, and complying with labeling, marketing, complaint handling, adverse event and medical device reporting requirements and corrections and removals. We cannot assure you that we will successfully maintain the clearances or approvals we may receive in the future. In addition, any clearances or approvals we obtain may be revoked if any issues arise that bring into question our products’ safety or effectiveness. Any failure to maintain compliance with FDA regulatory requirements could harm our business, financial condition and results of operations.

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

The American Medical Association Current Procedural Terminology, or CPT, Editorial Panel created new CPT codes that could be used by our customers to report testing for certain large-scale multianalyte GSPs, including our diagnostic products, if approved. Effective January 1, 2015, these codes allow for uniform reporting of broad genomic testing panels using technology similar to ours. While these codes standardize reporting for these tests, coverage and payment rates for GSPs remain uncertain and we cannot guarantee that coverage and/or reimbursement for these tests will be provided in the amounts we expect, or at all. Initially, industry associations recommended that payment rates for GSPs be cross-walked to existing codes on the clinical laboratory fee schedule. On October 27, 2014, CMS issued preliminary determinations for 29 new molecular pathology codes, including the GSPs, of gapfill rather than crosswalking as recommended by the Association for Molecular Pathology. This means that local private MACs, such as Palmetto, Novidian, Novitas and Cahaba, were instructed to determine the appropriate fee schedule amounts in the first year, and CMS calculated a national payment rate based on the median of those local fee schedule amounts in the second year. This process may make it more difficult for our customers to obtain coverage and adequate reimbursement for testing services using our diagnostic products. We cannot assure that CMS and other third-party payors will establish reimbursement rates sufficient to cover the costs incurred by our customers in using our clinical diagnostic products, if approved. On September 25, 2015, CMS released final 2015 pricing for 10 of these codes, and did not issue any pricing on the remaining 19. CPTs 81445 and 81450 for the assessment of 5-50 genes in solid and liquid tumors, respectively, and final gapfill pricing of $597 and $648, respectively, was set for 2015 and is the pricing for 2016. CPT 81455 for the assessment of 51 or more genes in solid and liquid tumors has not yet been priced.

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

The laws that may affect our ability to operate include, but are not limited to:

•

the Federal Anti-kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs; a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation, rather, if one purpose of the remuneration is to induce referrals, the Federal Anti-Kickback Statute is violated;

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

•

federal civil and criminal false claims laws, including the False Claims Act, and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other governmental third-party payors that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money to the Federal Government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the Federal Government, which may apply to entities that provide coding and billing advice to customers; the Federal Government may assert that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•

HIPAA, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the Federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the healthcare fraud statute or specific intent to violate it to have committed a violation;

•

HIPAA, as amended by HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, maintenance, or disclosure of individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information;

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

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including administrative, civil and criminal penalties, damages, fines, individual imprisonment, disgorgement, exclusion from participation in federal healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Our employees, independent contractors, principal investigators, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, principal investigators, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless or negligent failures to, among other things: (i) comply with the regulations of the FDA, CMS, the Department of Health and Human Services Office of Inspector General, or OIG, and other similar foreign regulatory bodies; (ii) provide true, complete and accurate information to the FDA and other similar regulatory bodies; (iii) comply with manufacturing standards we have established; (iv) comply with healthcare fraud and abuse laws and regulations in the United States and similar foreign fraudulent misconduct laws; or (v) report financial information or data accurately, or disclose unauthorized activities to us. These laws may impact, among other things, our activities with collaborators and key opinion leaders, as well as our sales, marketing and education programs. In particular, the promotion, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical studies, which could result in regulatory sanctions and cause serious harm to our reputation. We currently have a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and our code of conduct and the other precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations. Any of these actions or investigations could result in substantial costs to us, including legal fees, and divert the attention of management from operating our business.

Healthcare policy changes, including recently enacted legislation reforming the United States healthcare system, may have a material adverse effect on our financial condition and results of operations.

On April 1, 2014, the Protecting Access to Medicare Act of 2014, or PAMA, was signed into law, which, among other things, significantly alters the current payment methodology under the Medicare Clinical Laboratory Fee Schedule, or CLFS. Under the new law, starting January 1, 2016 and every three years thereafter (or annually in the case of advanced diagnostic lab tests), clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic lab test that it furnishes during a period to be defined by future regulations. The reported data must include the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payor (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). Beginning in 2017, the Medicare payment rate for each clinical diagnostic lab test will be equal to the weighted median amount for the test from the most recent data collection period. The payment rate will apply to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. It is too early to predict the impact on reimbursement for our products in development.

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

The Affordable Care Act makes changes that could significantly impact the biopharmaceutical and medical device industries and clinical laboratories. For example, the ACA imposes a multifactor productivity adjustment to the reimbursement rate paid under Medicare for certain clinical diagnostic laboratory tests, which may reduce payment rates. These or any future proposed or mandated reductions in payments may apply to some or all of the clinical laboratory tests that our diagnostics customers use our technology to deliver to Medicare beneficiaries, and may reduce demand for our diagnostic products.

Other significant measures contained in the ACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. Further, the ACA includes a deductible 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, which became effective January 1, 2013. However, the Consolidated Appropriations Act of 2016, signed into law in December 2015, includes a two-year moratorium on the medical device excise tax that applies between January 1, 2016 and December 31, 2017. Absent further legislative action, the tax will be automatically reinstated for medical device sales beginning January 1, 2018. The ACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. However, the future of the ACA is uncertain. There have been judicial and Congressional challenges to certain aspects of the ACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Further, in January 2017, Congress adopted a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. Following the passage of the Budget Resolution, in March 2017, the U.S. House of Representatives introduced legislation known as the American Health Care Act, which, if enacted, would amend or repeal significant portions of the ACA. Among other changes, the American Health Care Act would repeal the annual fee on certain brand prescription drugs and biologics imposed on manufacturers and importers, eliminate the 2.3% excise tax on medical devices, eliminate penalties on individuals and employers that fail to maintain or provide minimum essential coverage, and create refundable tax credits to assist individuals in buying health insurance. The American Health Care Act would also make significant changes to Medicaid by, among other things, making Medicaid expansion optional for states, repealing the requirement that state Medicaid plans provide the same essential health benefits that are required by plans available on the exchanges, modifying federal funding, including implementing a per capita cap on federal payments to states, and changing certain eligibility requirements. While it is uncertain when or if the provisions in the American Health Care Act will become law, or the extent to which any changes may impact our business, it is clear that concrete steps are being taken to repeal and replace certain aspects of the ACA.

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

We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our U.S. and foreign patent and patent application portfolio relates to our nuclease-protection-based technologies as well as to lung cancer and melanoma and DLBCL biomarker panels discovered using our nuclease-protection-based technology. We have exclusive or non-exclusive licenses to multiple U.S. and foreign patents and patent applications covering technologies that we may elect to utilize in developing diagnostic tests for use on our HTG Edge and HTG EdgeSeq systems. Those licensed patents and patent applications cover technologies related to the diagnosis of breast cancer and melanoma.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of The NASDAQ Stock Market, or NASDAQ. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. For the year ending December 31, 2016, we have performed system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. This has required and will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts as we continue to make this assessment and ensure maintenance of proper internal controls on an ongoing basis.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we fail to establish and maintain proper and effective internal control over financial reporting, we may not be able to produce timely and accurate financial statements, and our ability to accurately report our financial results could be adversely affected. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the Securities and Exchange Commission, or SEC, or other regulatory authorities.

Complying with the laws and regulations affecting public companies will increase our costs and the demands on management and could harm our operating results.

As a public company, and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and NASDAQ impose numerous requirements on public companies, including requiring changes in corporate governance practices. Also, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel will need to devote a substantial amount of time to compliance with these laws and regulations. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

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

Risks Related to Our Common Stock

We may not be able to satisfy the applicable continued listing requirements of NASDAQ.

Our common stock is currently listed on The NASDAQ Global Market under the symbol “HTGM.” On August 15, 2016, we received notice from NASDAQ that our stockholders’ equity as reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 did not satisfy The NASDAQ Global Market continued listing requirements. Following our submission to NASDAQ of a plan to regain compliance with the stockholders’ equity requirements in September 2016, NASDAQ granted us an extension until February 13, 2017 to regain compliance with the stockholders’ equity requirement. On February 14, 2017, we received a letter (the “Delisting Notice”) from NASDAQ stating that we did not regain compliance with the stockholders’ equity requirement and that, as a result, our common stock would be removed from listing unless we requested on appeal to a NASDAQ Hearings Panel. On February 21, 2017, we appealed the delisting determination to a NASDAQ Hearings Panel (the “Panel”), pursuant to the procedures set forth in the NASDAQ Listing Rule 5800 series. The hearing request will stay any delisting action in connection with the Delisting Notice and allow the continued listing of our common stock on The NASDAQ Global Market until the Panel renders a decision. A hearing before the Panel has been scheduled for March 30, 2017. There can be no assurance that we will be successful in our appeal before the Panel or that we will otherwise be able to regain and maintain compliance with the stockholders’ equity requirement or satisfy alternative criteria for continued listing on The NASDAQ Global Market, or for listing on any other tier of NASDAQ, such as The NASDAQ Capital Market. If we are not afforded additional time by the Panel to regain compliance or if we are afforded additional time but are unable to timely regain compliance, our common stock will be delisted from trading on NASDAQ. The delisting of our common stock from trading on NASDAQ may have a material adverse effect on the market for, and liquidity and price of, our common stock and impair our ability to raise capital. Delisting from NASDAQ could also have other negative results, including, without limitation, the potential loss of confidence by customers and employees, the loss of institutional investor interest and fewer business development opportunities. If our common stock is delisted from trading on NASDAQ, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the OTC Markets or OTC Bulletin Board. In such event, it could become more difficult to dispose of or obtain accurate quotations for the price of our common stock, and there may also be a reduction in our coverage by security analysts and the news media, which may cause the price of our common stock to decline further.

We expect that our stock price will fluctuate significantly.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	actual or anticipated quarterly variation in our results of operations or the results of our competitors;
•	announcements by us or our competitors of new products, significant contracts, commercial relationships or capital commitments;
•	failure to obtain or delays in obtaining product approvals or clearances from the FDA or foreign regulators;
•	adverse regulatory or reimbursement announcements;
•	issuance of new or changed securities analysts’ reports or recommendations for our stock;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	commencement of, or our involvement in, litigation;
•	market conditions in the life sciences and molecular diagnostics markets;
•	manufacturing disruptions;
•	any future sales of our common stock or other securities;
•	any change to the composition of our board of directors, executive officers or key personnel;
•	our failure to meet applicable NASDAQ listing standards and the possible delisting of our common stock from NASDAQ;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	general economic conditions and slow or negative growth of our markets; and
•	the other factors described in this report under the caption “Risk Factors – Risks Related to Our Common Stock.”

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

In addition, to date our common stock has generally been sporadically and thinly traded. As a consequence, the trading of relatively small quantities of our shares may disproportionately influence the price of our common stock in either direction. The price for our common stock could decline precipitously if even a moderate amount of our common stock is sold on the market without commensurate demand.

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

Pursuant to our 2014 Equity Incentive Plan, or 2014 Plan, our board of directors is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In addition, our board of directors approved the granting of rights to eligible employees to purchase shares of our common stock pursuant to our 2014 Employee Stock Purchase Plan, or ESPP, beginning January 1, 2016. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 195,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2014 Plan and ESPP each year. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned a majority of our capital stock at March 17, 2017. Accordingly, our executive officers, directors and principal stockholders acting together will be able to determine the composition of the board of directors, and may be able to approve all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

Our 30,100 square feet of corporate facilities, including our administrative, laboratory and manufacturing spaces, are located in Tucson, Arizona. We occupy these facilities pursuant to two separate leases. The first lease concerns 17,500 square feet housing our administrative, manufacturing, and lab services facilities. The second lease concerns 12,600 square feet of space used for our research and development facilities. We amended these facilities leases in August 2015 to, among other things, align and extend the lease terms to expire in January 2021. In connection with the first lease term extension the landlord agreed to perform certain capital improvements to expand and improve the existing manufacturing facilities. In addition, we completed the expansion and improvement of our administrative and research and development facilities, resulting in the capitalization of additional leasehold improvements in 2016, which will be amortized over the remaining life of the lease. Base rent payable under the first lease is approximately $27,000 per month, and base rent payable under the second lease is approximately $16,000 per month, in each case for the remaining terms of the respective leases. The aggregate rents payable over the renewal term of the amended first lease represent an increase of $804,000, over the prior term rental rates for a five-year period. The amended second lease specified no rent increase over the prior term and the annual rent increases for the applicable space were eliminated.

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

Year ended December 31, 2015	High	Low
Second quarter (beginning May 6, 2015)	19.75	10.22
Third quarter	13.10	4.64
Fourth quarter	9.59	4.08

Year ended December 31, 2016	High	Low
First quarter	4.68	2.03
Second quarter	4.17	2.07
Third quarter	3.09	2.13
Fourth quarter	4.45	1.82

On March 17, 2017, the last reported sale price of our common stock was $2.06 per share.

Holders

As of March 17, 2017, there were approximately 192 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividends

We have never declared or paid any cash dividends on our common stock. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, our term loan agreement materially restricts, and future debt instruments we issue may materially restrict, our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of the board of directors after considering various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

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

Underwriting discounts and commissions connected with the offering totaled approximately $3.6 million. We incurred additional costs of approximately $2.3 million in offering expenses, which when added to the underwriting discounts and commissions paid by us, amounts to total fees and costs of approximately $5.9 million. Thus, net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $45.4 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any of our other affiliates.

Pending their use, the net proceeds from our IPO are being held in cash and cash equivalents or used to purchase low risk available-for-sale securities, of which $4.3 million were short-term available-for-sale securities, at fair value at December 31, 2016. As of December 31, 2016, we have expended approximately $44.6 million of the proceeds from our IPO on the following: (1) approximately $22.3 for sales and marketing and general and administrative expenses; (2) approximately $9.4 million for research and development expansion efforts, including expansion of our research and development team and development of new applications and profiling panels; (3) approximately $6.1 million for the payment of principal and interest on our growth term loan; and (4) approximately $6.8 million to purchase inventory and to fund working capital and other general corporate purposes.

There has been no material change in the expected use of net proceeds from our IPO as described in our final prospectus filed with the SEC on May 6, 2015.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our financial statements and related notes included elsewhere in this Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements due to various factors, including those set forth under the caption “Item 1A. Risk Factors.”

Overview

We are a commercial stage company that develops and markets products and services based on a proprietary technology that facilitates the routine use of targeted molecular profiling. Molecular profiling is the collection of information about multiple molecular targets, such as DNA and RNA, also called biomarkers, in a biological sample. Molecular profiling information has many important applications, from basic research to molecular diagnostics in personalized medicine. Our technology can be used throughout that range of applications, which is just one of its many benefits. Our focus is on clinical applications. Our primary customer segments include biopharmaceutical companies, academic research centers and molecular testing laboratories.

As part of our business model, we seek to leverage key business drivers in molecular profiling, including the acceleration of precision medicine, the migration of molecular testing to next generation sequencing, the movement to less invasive biopsies, the need for greater diagnostic sensitivity, the need to conform to changing healthcare economics and the need for automation and an easily deployable workflow. Our products include instrumentation (or platforms), consumables, including assay kits, and software analytics that, as an integrated system, automate sample processing and can quickly, robustly and simultaneously profile tens, hundreds or thousands of molecular targets from samples a fraction of the size required by prevailing technologies. Our objective is to establish our solutions as the standard in molecular profiling, and to make their benefits accessible to all molecular labs from research to the clinic. We believe that our target customers desire high quality molecular profiling information in a multiplexed panel format from increasingly smaller and less invasive samples, with the ability to collect such information locally to minimize turnaround time and cost.

In 2014, we launched our HTG EdgeSeq technology, which generates a molecular profiling library for detection of RNA using NGS. Our HTG EdgeSeq assays are automated on either our HTG Edge or HTG EdgeSeq platform. Our HTG Edge platform is capable of running both our original, plate-based assays and our NGS-based HTG EdgeSeq assays. We continue to support a small number of customers interested in utilizing our plate-based assays (on a custom manufacturing basis); however, in 2016, based on market trends and customer feedback, we shifted our product focus fully to our NGS-based HTG EdgeSeq system. Our innovative platforms and menu of molecular profiling panels are being utilized by a wide range of customers including biopharmaceutical companies, academic institutions and molecular labs to simultaneously analyze a comprehensive set of molecular information from valuable clinical samples and improve the lab’s workflow efficiency. Customers can also obtain the advantages of our proprietary technologies by engaging our VERI/O laboratory for pre-clinical and clinical research-related services. We currently market several proprietary molecular profiling panels that address the needs of customers in translational research, biomarker discovery and potentially companion diagnostics. In addition, we have a focused development pipeline that includes planned panels for translational research, drug development and molecular diagnostics. Our product strategy is to develop a suite of profiling panels with initial focus in immuno-oncology and next generation pathology.

We have incurred significant losses since our inception, and we have never been profitable. We incurred net losses of $26.0 million and $21.4 million for the years ended December 31, 2016 and 2015, respectively, and had an accumulated deficit of $115.6 million as of December 31, 2016. As of December 31, 2016, we had available cash and cash equivalents totaling approximately $7.5 million and investments in highly liquid corporate and government debt securities totaling $4.3 million and had current liabilities of approximately $10.0 million plus an additional $14.0 million in long-term liabilities primarily attributable to our growth term loan and NuvoGen obligation. We believe that these factors raise substantial doubt about our ability to continue as a going concern. While we believe that our existing cash resources are sufficient to fund our operations until mid-way through the second quarter of 2017, we cannot provide assurances that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.

We will need to raise additional capital in the near future to fund our continued operations. Additional capital may not be available in amounts needed by us. Even if sufficient capital is available to us, it might be available only on unfavorable terms. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop or commercialize independently, cease operations altogether, pursue an acquisition of our company at a price that may result in up to a total loss on investment to our stockholders, file for bankruptcy, seek other protection from creditors, or liquidate all of our assets. In addition, if we default under our term loan agreement, our lenders could foreclose on our assets, including substantially all of our cash which is held in accounts with our lenders.

Factors Affecting our Performance

Our business model has evolved and expanded since our IPO was completed in May 2015 primarily due to our success in the development of a biopharmaceutical customer base, entry into collaboration agreements with certain biopharmaceutical customers and changing customer demand from product sales to service offerings in our VERI/O laboratory. We believe the mix of product- and service-based revenues will continue to evolve over time as our product menu expands and, particularly, if we successfully develop one or more companion diagnostic products as a result of our work with biopharmaceutical customers. We believe that our future results of operations are dependent on several factors discussed below. While each of these areas present significant opportunities for us, they also pose significant risks and challenges that we must successfully address. See the section entitled “Risk Factors” for further discussion of these risks.

Biopharmaceutical Biomarker and Companion Diagnostic Solutions

Biopharmaceutical companies are working to improve the efficacy of their drugs by better targeting appropriate patients for specific therapies. Our products and services are being used by our biopharmaceutical company customers to identify molecular biomarkers that can help determine which patients will or will not respond to a drug candidate. These customers can obtain the benefits of our technology by purchasing our platform and assays for their internal use or by engaging us to perform certain services. Due to the increasing demand of our biopharmaceutical customers for services throughout 2016, we announced and branded our VERI/O service laboratory. Our VERI/O laboratory offers support for our biopharmaceutical customers in biomarker research and companion diagnostic development, and further expands our traditional service offerings, including molecular profiling of retrospective cohorts to support development of targeted and immuno-oncology therapies, building custom research-use-only panels to support early stage clinical programs and developing investigational-use companion diagnostic assays for use in Phase 3 registration trials. We believe our product and service solutions provide us with a growing number of opportunities to collaborate with biopharmaceutical companies in their drug development programs. Because our technology is being used for biomarker detection and, ultimately, patient registration in such programs, we believe we are well positioned to manufacture and commercialize high-value companion diagnostic assays required in the corresponding drug approvals. We track our pipeline of biopharmaceutical company programs as well as the number of such customers with whom we are working to measure our progress.

Customer Adoption of HTG Technology

Today we believe the primary measure of adoption for our technology is our companion diagnostic pipeline with biopharmaceutical companies discussed above. In the future, we expect increased sales of our instruments and consumables to our pharma customers or their contractors to support their internal research and drug development efforts and, as discussed below, to other customer segments as we add to our assay menu and, especially, as we launch high value diagnostic, including companion diagnostic, products. We currently market and sell on a limited and targeted basis our research use only applications to biopharmaceutical companies, academic translational research centers and in Europe, molecular testing labs.

Our ability to increase instrument and consumable revenue depends on several factors, including (i) adoption of our HTG EdgeSeq platforms by our customer base, including increasing market share for our proprietary panels for the research market; (ii) the efforts of our sales and marketing teams to demonstrate the utility of our products and technology; (iii) our ability to develop and market novel molecular profiling panels designed to meet customer needs, including unmet medical needs; (iv) our ability to demonstrate the benefits of our products to key opinion leaders so they will publish information supporting those benefits; (v) pricing and reimbursement; (vi) our ability to expand the addressable market of our HTG EdgeSeq platform through the development of new applications; (vii) our product capabilities compared with competition; and (viii) successful outcomes to our companion diagnostic collaborations. Given the length of our sales cycle, we have in the past experienced, and will likely in the future experience, fluctuations in our instrument and consumables sales on a period-to-period basis.

A key element of increasing adoption of our technology measured by instrument placements is our assay and panel “menu.” Menu is defined as what assays are available for use on the instruments to satisfy customer needs. To sell additional instruments, grow our installed base and drive larger consumable annuities we must develop and commercialize new assays. Our arrangements with biopharmaceutical companies are expected to generate new menu items as well as our diagnostic development strategies in immuno-oncology and next generation pathology. As of December 31, 2016, we had an installed base of 47 HTG Edge and HTG EdgeSeq systems in various stages of use, including units that are under evaluation. We are focused on high quality instrument placements and consumable pull through as the primary indicators of commercial adoption and success in our business.

Timing and effectiveness of research and development expenses

Our spending on research and development may vary substantially from period to period due to the availability and cost of clinical samples, prioritization of research and development projects or timing of milestone payments under technology development agreements. We have instituted a stage-gate based method of new product development managed by an innovation council which is led by our Chief Executive Officer. All programs are reviewed by time, quality and budgetary metrics at each phase of the project.

Financial Operations Overview and Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

	Years Ended December 31,		Change
	2016	2015	$	%
Revenue:
Product	$2,759,942	$3,532,028	$(772,086)	(22%)
Service	2,372,788	183,758	2,189,030	1191%
Other	—	325,789	(325,789)	(100%)
Total revenue	5,132,730	4,041,575	1,091,155	27%
Cost of revenue	4,135,884	3,335,511	800,373	24%
Gross margin	996,846	706,064	290,782	41%
Gross margin percentage	19%	17%
Operating expenses:
Selling, general and administrative	17,427,777	14,994,410	2,433,367	16%
Research and development	7,900,311	4,601,718	3,298,593	72%
Total operating expenses	25,328,088	19,596,128	5,731,960	29%
Operating loss	(24,331,242)	(18,890,064)	(5,441,178)	29%
Other income (expense)
Loss from change in stock warrant valuation	—	(239,683)	239,683	(100%)
Interest expense	(1,867,466)	(1,719,475)	(147,991)	9%
Interest income	112,413	85,859	26,554	31%
Loss on settlement of convertible debt	—	(705,217)	705,217	(100%)
Other	56,863	80,978	(24,115)	(30%)
Total other income (expense)	(1,698,190)	(2,497,538)	799,348	(32%)
Net loss before income taxes	(26,029,432)	(21,387,602)	(4,641,830)	22%
Income taxes	10,118	10,189	(71)	(1%)
Net loss	$(26,039,550)	$(21,397,791)	$(4,641,759)	22%

Revenue

We generate revenue from the sale of our HTG Edge and HTG EdgeSeq platforms and our consumables, which consist primarily of our proprietary molecular profiling panels and other assay components. Together, all such consumables may be referred to as assays, assay kits or kits. We also generate revenue through the sale of services related to our proprietary technology, such as sample processing, custom research-use-only assay development and, pursuant to collaboration agreements with our biopharmaceutical customers, development of IVD assays. Because of increased demand for sample processing by our biopharmaceutical customers, a trend that we expect to continue in future reporting periods, we announced and branded of our VERI/O laboratory service in the second quarter of 2016. Total revenue for the year ended December 31, 2016 increased by 27% to $5.1 million compared with total revenue of $4.0 million for the year ended December 31, 2015.

Product revenue

Product revenue includes revenue from the sale of our HTG Edge and HTG EdgeSeq instruments and related consumables, and was $2.8 million compared with $3.5 million for the year ended December 31, 2015, and was comprised of the following:

	Years Ended December 31,		Change
	2016	2015	$	%
Instruments	$522,813	$789,231	$(266,418)	(34%)
Consumables	2,237,129	2,742,797	(505,668)	(18%)
Total product sales	$2,759,942	$3,532,028	$(772,086)	(22%)

Revenue from the sale of our instruments for the year ended December 31, 2016 was $523,000 compared with $789,000 for the year ended December 31, 2015, and represented 10% and 20% of our total revenue for the years ended December 31, 2016 and 2015, respectively. The decrease in instrument revenue from 2016 to 2015 is primarily attributable to our focus on biopharmaceutical customers whose preference has been to access our technology via services through our VERI/O laboratory. We expect our revenue mix to continue to contain a higher portion of biopharmaceutical service revenue in the near term until we enter the commercial clinical diagnostic market.

Revenue from the sale of consumables is derived from the sale of our research-use-only molecular profiling assays for use on our HTG EdgeSeq platform and from the sale of custom molecular profiling assays that we have developed for customers. Consumable revenue for the year ended December 31, 2016 was $2.2 million compared with $2.7 million for the year ended December 31, 2015, and represented 44% and 68% of our total revenue for the years ended December 31, 2016 and 2015, respectively. In addition to the increase in biopharmaceutical customer demand for services discussed above, we also experienced a significant reduction in consumable sales to a single customer from 2015 to 2016. The customer completed a large, retrospective sample analysis project in late 2015. While this customer continues to place orders for our miRNA panel, its 2016 consumable orders were significantly below their 2015 levels. We believe this is not an unusual occurrence in the research market where orders are project driven. Our total consumable sales to all other customers increased from 2015 to 2016.

Service revenue

Service revenue consists primarily of sample processing and molecular profiling of retrospective cohorts through our VERI/O laboratory, though it also includes the design of custom panels for biopharmaceutical customers and research services, resulting from research and development collaboration agreements with biopharmaceutical customers. Service revenue represented 46% and 5% of our total revenue for the years ended December 31, 2016 and 2015, respectively, and was comprised of the following:

	Years Ended December 31,		Change
	2016	2015	$	%
Custom assay development	$235,818	$101,792	$134,026	132%
Sample processing	2,136,970	81,966	2,055,004	2507%
Total service revenue	$2,372,788	$183,758	$2,189,030	1191%

The increase in service revenue for the period ended December 31, 2016 compared with 2015 reflects our success in continuing to grow our biopharmaceutical customer base and expand our ability to serve the needs of those customers through our VERI/O laboratory. We have been able to enter into new and expanding biopharmaceutical collaborations, partnering with biopharmaceutical company customers who have chosen the HTG EdgeSeq system for use in their drug development programs, and who primarily prefer to access our technology via services in our VERI/O laboratory. Because of existing development agreements with biopharmaceutical customers such as BMS and Merck KGaA, which were entered into in 2016, and continued efforts to expand our services to biopharmaceutical customers going forward, we expect our service revenue may continue to increase in both absolute dollars and as a percentage of total revenue in 2017.

Cost of revenue and gross margin

Cost of revenue includes the aggregate costs incurred in manufacturing, delivering, installing and servicing instruments and consumables, as well as the costs incurred for services performed for customers in our VERI/O laboratory. The components of our 2016 cost of revenue are material, subcomponent and service costs, manufacturing costs incurred internally (which include direct labor costs), and equipment and infrastructure expenses associated with the manufacturing and distribution of our products. Additionally, internal costs incurred in our VERI/O laboratory, including direct labor and consumables, are included in cost of revenue.

For the year ended December 31, 2015, cost of revenue also included manufacturing costs that were paid to third-party manufacturers who were responsible for the manufacturing of our instruments at that time. We completed capital improvements to our manufacturing facilities the first quarter of 2016, at which point we began manufacturing our instruments internally. Further, cost of revenue for the year ended December 31, 2015 included costs associated with our NIH grant program.

For the years ended December 31, 2016 and 2015, cost of revenue included significant fixed costs comprised primarily of manufacturing and service headcount, field service engineers and facilities. Due to the fixed nature of expenses associated with direct labor, equipment and infrastructure, we expect our cost of revenue as a percentage to decrease over time as we increase product and service revenue, further absorbing these fixed costs.

Cost of revenue increased by $800,000, or 24% for the year ended December 31, 2016 compared with the year ended December 31, 2015. Since 2014, we have directed most of our commercial and marketing efforts to our HTG EdgeSeq products that do not utilize our chemiluminescent reader technology. Based on market demand, we discontinued the active marketing of our original HTG Edge technology in December 2016; provided that we will continue to support HTG Edge consumable needs for a limited number of customers on an as-requested custom manufacturing basis for some period of time. The increased cost of revenue in 2016 was primarily due to the write off of the remaining $360,000 value of our HTG Edge Reader inventory, the recording of a $133,000 excess inventory reserve for our original HTG Edge system and additional inventory write offs to cost of product revenue of approximately $167,000 relating to our HTG Edge and plate-based consumables technology during the year ended December 31, 2016.

Despite these non-cash charges, gross margin as a percentage of total revenue improved from 17% for the year ended December 31, 2015 to 19% for the year ended December 31, 2016. This percent improvement reflects an increase in product and service revenues, allowing us to further absorb our largely fixed manufacturing costs and an overall the reduction of manufacturing costs resulting from a change to internally manufactured instruments, which began early in 2016.

Research and development expenses

Research and development expenses represent costs to develop new proprietary panels and corresponding assays, to obtain FDA approval for our first U.S. IVD assay and to continue to develop and improve our HTG EdgeSeq platform. These expenses include payroll and related expenses, consulting expenses, laboratory supplies and equipment and amounts incurred under collaborative supply or development agreements. Research and development costs are expensed as incurred. Research and development expenses increased by $3.3 million, or 72%, for the year ended December 31, 2016 compared with the year ended December 31, 2015. We expect research and development costs to continue to increase in 2017 due to the ongoing development of our V2 chemistry and the possible resumption of our Project JANUS development efforts in the second half of 2017. In addition, we expect higher costs from collaboration projects under agreements with our biopharmaceutical customers and costs associated with the fourth and final submission for our first PMA.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of personnel costs for our sales and marketing, regulatory, legal, executive management and finance and accounting functions. The expenses also include third-party professional and consulting fees incurred by these functions, promotional expenses and facility and overhead costs for our administrative offices. Selling, general and administrative expenses increased by $2.4 million, or 16%, for the year ended December 31, 2016, compared with the year ended December 31, 2015. This year over year increase was primarily a result of operating as a public company for a full year, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission and The NASDAQ Global Market, non-cash stock-based compensation expense, additional director and officer insurance costs, investor relations activities and other administrative and professional services. This increase also included higher sales and marketing costs related to a reorganization of our US-based commercial sales team, increased commercial sales activities in Europe, expansion of marketing efforts to accelerate market adoption of our products and commissions on overall increased revenue generated in 2016.

Loss from change in stock warrant valuation

Loss from the change in stock warrant valuation for the year ended December 31, 2015 was a result of an increase in the fair value of our preferred stock warrants just prior to the exercise of Series D preferred stock warrants, and the conversion to common stock warrants of our Series C-2 preferred stock warrants, convertible note warrants and growth term loan warrants at the time of our initial public offering. The increase in the fair value of our preferred stock warrants until their conversion to common stock warrants was primarily attributable to the proximity to and increased likelihood of completing an initial public offering. There was no loss from change in stock warrant valuation for the year ended December 31, 2016.

Interest expense

As of December 31, 2016, we had an obligation due to NuvoGen Research, LLC, or NuvoGen, in the amount of $8.6 million under an asset purchase agreement and an obligation due to a syndicate of two lending institutions of $11.8 million, net of discount and deferred financing costs under a growth term loan entered into in August 2014 and amended in August 2015 and June 2016.

Interest expense relating to borrowings under our term loan agreements and non-cash interest expense related to our obligation to NuvoGen increased by $148,000 for the year ended December 31, 2016 as compared with the year ended December 31, 2015. The year over year increase was primarily the result of interest, discount and final fee premium recognized in 2016 on the $5.0 million growth term loan borrowed in March 2016, partially offset by reduced interest on the original growth term loan and the NuvoGen obligation as principal payments were made on both liabilities in 2016.

Loss on settlement of convertible debt

With completion of our initial public offering in May 2015, our remaining convertible note debt discount and deferred financing costs relating to the convertible notes totaling $0.7 million were charged to loss on settlement of convertible debt with the issuance of common stock in settlement of the convertible notes and related accrued interest. There were no convertible notes outstanding during the year ended December 31, 2016.

Cash Flows for the Years Ended December 31, 2016 and 2015

The following table summarizes the primary sources and uses of cash for each of the periods presented:

	Years Ended December 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$(22,234,208)	$(19,243,273)
Investing activities	24,422,214	(32,184,889)
Financing activities	2,025,670	51,108,753
Increase (decrease) in cash and cash equivalents	$4,213,676	$(319,409)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2016 was $22.2 million and reflected (i) the net loss of $26.0 million, (ii) net non-cash items of $4.1 million, consisting primarily of depreciation and amortization of $1.5 million, amortization of the discount on the NuvoGen obligation of $0.2 million, amortization of the discount, deferred financing costs and final payment premium on the growth term loan of $0.6 million, provision for excess inventory of $0.7 million, stock-based compensation of $0.9 million and accrued interest on available-for-sale securities of $0.2 million and (iii) a net cash outflow from changes in balances of operating assets and liabilities of $0.3 million. The significant items comprising the changes in balances of operating assets and liabilities were an increase of $0.7 million in accounts receivable and an increase in deferred revenue of $0.3 million due primarily to up-front payments received from development agreements entered into in 2016.

Net cash used in operating activities for the year ended December 31, 2015 was $19.2 million and reflected (i) the net loss of $21.4 million, (ii) net non-cash items of $3.0 million, consisting primarily of amortization and write off at the time of our initial public offering of discount on convertible notes of $0.7 million, depreciation and amortization of $0.7 million, amortization of the discount on the NuvoGen obligation of $0.3 million, amortization of the discount and final payment premium on the growth term loan of $0.3 million, provision for excess inventory of $0.2 million, stock-based compensation of $0.4 million and a decrease in the warrant valuation of $0.2 million and (iii) a net cash outflow from changes in balances of operating assets and liabilities of $0.9 million. The significant items comprising the changes in balances of operating assets and liabilities were an increase of $0.7 million in inventory and an increase in prepaid and other of $0.3 million.

Investing Activities

Net cash provided by investing activities of $24.4 million for the year ended December 31, 2016 consisted primarily of the purchase of $3.4 million and sales, redemptions and maturities of $29.8 million of available-for-sale securities originally acquired with proceeds from our initial public offering. This was partially offset by investments in leasehold improvements and laboratory equipment of $1.9 million with capital improvements made to our manufacturing and research and development facilities during the year.

Net cash used in investing activities of $32.2 million for the year ended December 31, 2015 consisted primarily of the purchase of $38.3 million and sales, redemptions and maturities of $7.5 million of available-for-sale securities originally acquired with proceeds from our initial public offering. Additional investment was made in the purchase of $1.3 million of laboratory and office equipment during the year.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2016 of $2.0 million included $5.0 million from the draw of our growth term loan B availability in March 2016 to fund ongoing business operations and $2.0 million in proceeds from an investment in our common stock by a strategic investor, partially offset by $4.4 million in payments on our growth term loan balance, as principal payments resumed in April 2016, and $0.6 million in quarterly payments made on our NuvoGen obligation.

Net cash provided by financing activities for the year ended December 31, 2015 of $51.1 million included $47.7 million proceeds from our initial public offering, partially offset by $1.0 million deferred offering costs incurred in the period, and $4.5 million in proceeds from convertible notes.

Liquidity and Capital Resources

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock, the incurrence of debt and cash received from instrument and consumables sales, services revenue and other income. Through December 31, 2016, we had received net proceeds of $52.9 million from issuances of preferred stock, including preferred stock issued on conversion of promissory notes, $45.4 million of net proceeds from the issuance of our common stock, $0.8 million in proceeds from a prior term loan, approximately $7.7 million in grants, $15.6 million from our growth term loans (net of $0.4 million original issue discount), $4.5 million from convertible note issuances, $36.4 million from product and service revenue and $2.0 million from an investment in our common stock by a private investor. As of December 31, 2016, we had cash, cash equivalents and short-term available-for-sale investments totaling $11.8 million. Our liabilities include $20.6 million of debt outstanding on our growth term loan payable, NuvoGen obligation and capital lease obligations.

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

In August 2014, we entered into an asset-secured growth capital term loan with Oxford Finance, LLC and Silicon Valley Bank, at which time we borrowed the first tranche of the term loan in the amount of $11.0 million. The loan accrues interest annually at the rate of 8.5% and matures on September 1, 2018, and pursuant to our August 2015 amendment, was payable in monthly interest-only payments through March 31, 2016, followed by equal monthly payments of principal and interest amortized over the remaining term of the loan will be due. In March 2016, we drew on the remaining $5.0 million availability under our Growth Term Loan agreement. This additional principal accrues interest at a rate of 8.75% and is being repaid evenly over the course of 30 months beginning April 1, 2016.

Funding Requirements

We have had recurring operating losses and negative cash flows from operations since inception, and we had an accumulated deficit of approximately $115.6 million as of December 31, 2016. As of December 31, 2016, we had available cash, cash equivalents and investments in short term available-for-sale securities of approximately $11.8 million, and had current liabilities of approximately $10.0 million plus an additional $14.0 million in long-term liabilities primarily attributable to our growth term loan and NuvoGen obligation. We believe that our existing resources will be sufficient to fund our planned operations and expenditures until mid-way through the second quarter of 2017. However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. These circumstances raise substantial doubt about our ability to continue as a going concern.

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

Additional capital may not be available at such times or in amounts needed by us. Even if sufficient capital is available to us, it might be available only on unfavorable terms. If we are unable to raise additional capital in the future when required and in sufficient amounts or on terms acceptable to us, we may have to delay, scale back or discontinue one or more product development programs, curtail our commercialization activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop or commercialize independently, cease operations altogether, pursue an acquisition of our company at a price that may result in up to a total loss on investment to our stockholders, file for bankruptcy, seek other protection from creditors, or liquidate all of our assets. In addition, if we default under our term loan agreement, our lenders could foreclose on our assets, including substantially all of our cash which is held in accounts with our lenders.

Contractual Obligations

The following table summarizes our contractual obligation as of December 31, 2016:

	Payments due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Debt obligations (1)	$21,942,411	$7,933,524	$7,310,144	$1,200,000	$5,498,743
Operating lease obligations (2)	2,153,439	524,861	1,585,439	43,139	—
Capital lease obligations (3)	164,125	116,850	47,275	—	—
Total contractual obligations	$24,259,975	$8,575,235	$8,942,858	$1,243,139	$5,498,743

(1)

Our debt obligations include amounts due to NuvoGen under an asset purchase agreement and, beginning in 2018, includes 2.5% interest on the then-remaining obligation. Through 2017, we owe a specified fixed fee under the NuvoGen agreement. Beginning in 2018, we are obligated to pay the greater of $400,000 or 6% of sales plus amounts, if any, deferred in the 2017 period by which 6% of revenue exceeds the applicable fixed fee plus 5% interest on any such deferred amounts until the obligation is paid in full. Our debt obligations further include our contractual obligations pursuant to our outstanding $16.0 million term loan under our loan and security agreement with Oxford Finance LLC and Silicon Valley Bank entered into in 2014 and amended in 2015 and 2016. The table above includes contractual interest payments and a final premium fee relating to this loan. Refer to Note 8 of our audited financial statements in Item 8 for payments due under the term loan.

(2)	Our operating lease obligations consist of the leases for our laboratory and office facilities in Tucson, AZ expiring in 2021, as well as office copier leases.
(3)

Our capital lease obligations consist of an equipment financing arrangement with a vendor and several computer equipment leases which were entered into on various dates between December 2012 and December 2016.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Recent Accounting Pronouncements

For a summary of recent accounting pronouncements applicable to our financial statements see “Note 2. Basis of Presentation and Summary of Significant Accounting Policies” in Part II, Item 8, Notes to Financial Statements, which is incorporated herein by reference.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operation is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Items subject to estimates based on judgments include, but are not limited to: revenue recognition, stock-based compensation expense, fair value measurements, the resolution of uncertain tax positions, income tax valuation allowances, recovery of long-lived assets and provisions for doubtful accounts, inventory obsolescence and inventory valuation. Actual results could differ from these estimates and such differences could affect the results of operations in future periods.

Revenue Recognition

Product revenue

We recognize revenue from the sale of instruments, consumables, sample processing, custom assay development and collaboration service when the following four basic criteria are met: (1) a contract has been entered into with a customer or persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed or determinable, and (4) collectability is reasonably assured.

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

Consumables are considered to be separate units of accounting as they are sold separately. Consumables revenue is recognized upon transfer of ownership. Our standard terms and conditions provide that no right of return exists for instruments or consumables unless replacement is necessary due to delivery of defective or damaged products.

When a contract involves multiple elements, the items included in the arrangement, referred to as deliverables, are evaluated to determine whether they represent separate units of accounting in accordance with ASC 605-25, Revenue Recognition – Multiple-Element Arrangements, or ASC 605-25. We perform this evaluation at the inception of an arrangement and as each item is delivered in the arrangement. Generally, we account for a deliverable (or a group of deliverables) separately if the delivered item has stand-alone value to the customer and delivery or performance of the undelivered item or service is probable and substantially in our control. When multiple elements can be separated into separate units of accounting, arrangement consideration is allocated at the inception of the arrangement, based on each deliverables’ relative selling price. All revenue from contracts determined not to have separate units of accounting is recognized based on consideration of the most substantive delivery factor of all the elements in the contract.

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

Service revenue

We enter into custom assay development agreements and collaborative agreements that may generate up-front fees and subsequent payments which might be earned upon completion of development-related services. We are able to estimate the total cost of services under these arrangements and recognize revenue using a proportional performance revenue recognition model, under which revenue is recognized as performance occurs based on the delivery of the relative outputs under the respective agreement. Costs incurred to date compared to total expected costs is used to determine proportional performance, as this is considered to be representative of the delivery of outputs under the arrangements. Revenue recognized at any point in time is limited to cash that we have received and amounts contractually due. Changes in estimates of total expected costs are accounted for prospectively as a change in estimate. From period to period, collaboration and custom assay development revenue can fluctuate substantially based on the achievement of development-related milestones.

Sample Processing Services

Our VERI/O laboratory also provides sample processing services for our customers, whereby the customer provides samples to be processed using our HTG EdgeSeq technology. Customers are charged a per sample fee for sample processing services which is recognized as revenue upon delivery of a data file to the customer showing the results of testing, and completing delivery of the agreed upon service.

Multiple-Element Arrangements

We account for contracts which combine one or more services, or services with sales of products or consumables as multiple element arrangements under ASC 605-25, as described under sale of instruments and consumables above. Anticipated losses, if any, on contracts are charged to earnings as soon as they are identified. Anticipated losses cover all costs allocable to contracts. Revenue arising from claims or change orders is recorded either as income or as an offset against a potential loss only when the amount of the claim can be estimated and its realization is probable.

Fair Value Measurements

We establish the fair value of all of our financial assets and liabilities, which are recognized and disclosed at fair value in the financial statements, using the price that would be received to sell an asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is used to measure fair value. The three levels of the fair value hierarchy are as follows:

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

As discussed in Note 4, Fair Value, in Part II, Item 8 of this Form 10-K, a majority of our security holdings have been classified as Level 2. These securities have been initially valued at the transaction price and subsequently valued utilizing a third-party service provider who assesses the fair value using inputs other than quoted prices that are observable either directly or indirectly, such as yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instrument or debt, broker and dealer quotes, as well as other relevant economic measures. We perform certain procedures to corroborate the fair value of these holdings, and, in the process, we apply judgment and estimates that if changed, could significantly affect our statement of financial position.

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

Stock-Based Compensation

We recognize compensation costs related to stock-based payments to employees, including grants of stock options and restricted stock units, or RSUs, and our employee stock purchase plan, based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. The fair value of RSUs is based on the quoted market price of our common stock on the date of grant. The fair value of ESPP rights and stock options granted pursuant to our equity incentive plans is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value using the Black-Scholes option pricing model is affected by the fair value of our common stock and several assumptions, including volatility, expected term, risk-free interest rate and dividend yield. Generally, these assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. These estimates involve inherent uncertainties. Changes to the assumptions that we have used in the Black-Sholes option pricing model and the forfeiture rate could significantly impact the compensation expense that has been recognized in our statements of operations. If we had made different assumptions, our stock-based compensation expense, net loss and net loss per share of common stock could have been significantly different.

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts and tax base of assets and liabilities using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established against net deferred tax assets for the uncertainty it presents of our ability to use the net deferred tax assets, in this case, primarily carryforwards of net operating tax losses and research and development tax credits. In assessing the realizability of net deferred tax assets we have assessed the likelihood that net deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not “more likely than not” or there is insufficient operating history, a valuation allowance is established. We record the valuation allowance in the period we determine that it is not more likely than not that net deferred tax assets will be realized. For the years ended December 31, 2016 and 2015, we have provided a full valuation allowance for all net deferred tax assets due to their current realization being considered remote in the near term. Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $11.8 million at December 31, 2016, which consist of bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Our debt is at fixed interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements. Our investments in available-for-sale securities are at some risk for losses from possible volatility in the market. However, our investments are in a low risk portfolio comprising U.S. Treasuries, U.S. government sponsored agency obligation and high credit quality corporate debt securities which have an average credit rating of AA. We do not anticipate exposure to significant market risk based upon our conservative investment policy.

As we continue to expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Historically, a majority of our revenue has been denominated in U.S. dollars, although we sell our products and services directly in certain markets outside of the United States denominated in local currency, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. The effect of a 10% adverse change in exchange rates on foreign denominated receivables and payables would not have had a material impact on our results of operations during the periods presented. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to potentially greater fluctuations due to changes in foreign currency exchange rates, which could increasingly affect our operating results. To date, we have not entered into any foreign currency hedging contracts, although we may do so in the future.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of HTG Molecular Diagnostics, Inc.

Tucson, Arizona

We have audited the accompanying balance sheets of HTG Molecular Diagnostics, Inc. (the “Company”) as of December 31, 2016 and 2015 and the related statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has had recurring operating losses and negative cash flows from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Phoenix, Arizona

March 23, 2017

HTG Molecular Diagnostics, Inc.

Balance Sheets

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$7,507,659	$3,293,983
Short-term investments available-for-sale, at fair value	4,304,901	28,201,507
Accounts receivable	1,377,441	716,246
Inventory, net of allowance of $270,307 at December 31, 2016 and $284,319 at December 31, 2015	1,511,053	2,201,301
Prepaid expenses and other	433,328	445,217
Total current assets	15,134,382	34,858,254

Long-term investments available-for-sale, at fair value	—	2,603,901
Deferred offering costs	49,630	—
Property and equipment, net	3,270,197	1,932,213
Total assets	$18,454,209	$39,394,368

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$761,663	$724,805
Accrued liabilities	1,670,286	1,915,268
Deferred revenue, current portion	335,659	47,476
NuvoGen obligation	604,751	543,750
Term loan	6,389,782	3,059,068
Other current liabilities	258,850	29,243
Total current liabilities	10,020,991	6,319,610
Term loan payable - non-current, net of discount and debt issuance costs	5,389,137	7,737,586
NuvoGen obligation - non-current, net of discount	8,017,356	8,415,122
Other	619,587	28,652
Total liabilities	24,047,071	22,500,970
Commitments and Contingencies
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2016, and December 31, 2015, 7,939,967 and 7,938,571 shares issued and outstanding, respectively, at December 31, 2016, 6,845,638 and 6,844,242 shares issued and outstanding, respectively, at December 31, 2015	7,938	6,844
Additional paid-in-capital	110,081,334	106,569,405
Treasury stock – 1,396 shares, at cost	(75,000)	(75,000)
Accumulated other comprehensive loss	(1,090)	(41,357)
Accumulated deficit	(115,606,044)	(89,566,494)
Total stockholders’ equity (deficit)	(5,592,862)	16,893,398
Total liabilities and stockholders' equity (deficit)	$18,454,209	$39,394,368

The accompanying notes are an integral part of these financial statements.

HTG Molecular Diagnostics, Inc.

Statements of Operations

	Years Ended December 31,
	2016	2015
Revenue:
Product	$2,759,942	$3,532,028
Service	2,372,788	183,758
Other	—	325,789
Total revenue	5,132,730	4,041,575
Cost of revenue	4,135,884	3,335,511
Gross margin	996,846	706,064

Operating expenses:
Selling, general and administrative	17,427,777	14,994,410
Research and development	7,900,311	4,601,718
Total operating expenses	25,328,088	19,596,128
Operating loss	(24,331,242)	(18,890,064)

Other income (expense):
Loss from change in stock warrant valuation	—	(239,683)
Interest expense	(1,867,466)	(1,719,475)
Interest income	112,413	85,859
Loss on settlement of convertible debt	—	(705,217)
Other	56,863	80,978
Total other income (expense)	(1,698,190)	(2,497,538)
Net loss before income taxes	(26,029,432)	(21,387,602)
Income taxes	10,118	10,189
Net loss	(26,039,550)	(21,397,791)
Accretion of stock issuance costs	—	(35,046)
Accretion of Series E warrant discount	—	(127,616)
Accretion of Series D and E redeemable convertible preferred stock dividends	—	(1,165,932)
Net loss attributable to common stockholders	$(26,039,550)	$(22,726,385)
Net loss per share attributable to common stockholders, basic and diluted	$(3.66)	$(5.03)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	7,113,075	4,518,499

The accompanying notes are an integral part of these financial statements.

HTG Molecular Diagnostics, Inc.

Statements of Comprehensive Loss

	Years Ended December 31,
	2016	2015
Net loss	$(26,039,550)	$(21,397,791)
Other comprehensive income (loss), net of tax effect:
Unrealized gain (loss) on short and long-term investments	40,267	(41,357)
Comprehensive loss	(25,999,283)	(21,439,148)
Less: Accretion of stock issuance costs	—	(35,046)
Less: Accretion of Series E warrant discount	—	(127,616)
Less: Accretion of Series D and E redeemable convertible preferred stock dividends	—	(1,165,932)
Comprehensive loss attributable to common stockholders	$(25,999,283)	$(22,767,742)

The accompanying notes are an integral part of these financial statements.

HTG Molecular Diagnostics, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Redeemable Convertible Preferred Stock
	Series A		Series B		Series C-1		Series C-2		Series D		Series E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares		Amount
Balance at January 1, 2015	1,292,084	$1,402,687	6,789,712	$2,099,310	13,242,612	$4,567,525	9,948,331	$2,223,506	139,529,173	$37,174,666	45,938,041		$8,454,899
Exercise of Series D and Series E warrants	—	—	—	—	—	—	—	—	723,505	93,550	51,681		11,312
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—		—
Stock issued under stock purchase plan	—	—	—	—	—	—	—	—	—	—	—		—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—		—
Accretion of redeemable convertible preferred stock issuance costs	—	320	—	839	—	1,538	—	2,113	—	18,109	—		12,127
Accretion of Series E warrant discount	—	—	—	—	—	—	—	—	—	—	—		127,616
Accretion of Series D and E redeemable convertible preferred stock dividends	—	—	—	—	—	—	—	—	—	876,955	—		288,977
Conversion of outstanding principal and accrued interest on convertible notes by issuance of common stock	—	—	—	—	—	—	—	—	—	—	—		—
Conversion of warrants from warrants for preferred stock to warrants for common stock	—	—	—	—	—	—	—	—	—	—	—		—
Conversion of preferred stock into common stock at initial public offering	(1,292,084)	(1,403,007)	(6,789,712)	(2,100,149)	(13,242,612)	(4,569,063)	(9,948,331)	(2,225,619)	(140,252,678)	(38,163,280)	(45,989,722)		(8,894,931)
Issuance of common stock from initial public offering net of issuance costs of $5.9 million	—	—	—	—	—	—	—	—	—	—	—		—
Net loss	—	—	—	—	—	—	—	—	—	—	—		—
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—		—
Balance at December 31, 2015	—	$—	—	$—	—	$—	—	$—	—	$—	—	-	$—
Stock issued for payment of 2015 annual bonus
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—		—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—		—
Vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—	—		—
Employee stock purchase plan purchases	—	—	—	—	—	—	—	—	—	—	—		—
Stock issued for private investment	—	—	—	—	—	—	—	—	—	—	—		—
Growth Term Loan B warrant discount	—	—	—	—	—	—	—	—	—	—	—		—
Net loss	—	—	—	—	—	—	—	—	—	—	—		—
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—		—
Balance at December 31, 2016	—	$—	—	$—	—	$—	—	$—	—	$—	—		$—

The accompanying notes are an integral part of these financial statements.

HTG Molecular Diagnostics, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Continued)

	Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity (Deficit)
Balance at January 1, 2015	332,607	$333	(1,426,556)	$(75,000)	$—	$(68,168,703)	$(69,669,926)
Exercise of Series D and Series E warrants	—	—	—	—	—	—	—
Exercise of stock options	13,960	14	34,867	—	—	—	34,881
Stock issued under stock purchase plan	4,184	4	19,996	—	—	—	20,000
Stock-based compensation expense	—	—	405,426	—	—	—	405,426
Accretion of redeemable convertible preferred stock issuance costs	—	—	(35,046)	—	—	—	(35,046)
Accretion of Series E warrant discount	—	—	(127,616)	—	—	—	(127,616)
Accretion of Series D and E redeemable convertible preferred stock dividends	—	—	(1,165,932)	—	—	—	(1,165,932)
Conversion of outstanding principal and accrued interest on convertible notes by issuance of common stock	324,591	324	4,544,060	—	—	—	4,544,384
Conversion of warrants from warrants for preferred stock to warrants for common stock	—	—	1,616,140	—	—	—	1,616,140
Conversion of preferred stock into common stock at initial public offering	2,508,824	2,509	57,353,540	—	—	—	57,356,049
Issuance of common stock from initial public offering net of issuance costs of $5.9 million	3,660,076	3,660	45,350,526	—	—	—	45,354,186
Net loss	—	—	—	—	—	(21,397,791)	(21,397,791)
Other comprehensive loss	—	—	—	—	(41,357)	—	(41,357)
Balance at December 31, 2015	6,844,242	$6,844	$106,569,405	$(75,000)	$(41,357)	$(89,566,494)	$16,893,398
Stock issued for payment of 2015 annual bonus	133,179	133	364,777	—	—	—	364,910
Exercise of stock options	11,093	11	23,840	—	—	—	23,851
Stock-based compensation expense	—	—	903,547	—	—	—	903,547
Vesting of restricted stock units	36,762	37	—	—	—	—	37
Employee stock purchase plan	79,962	80	273,138	—	—	—	273,218
Stock issued for private investment	833,333	833	1,824,167	—	—	—	1,825,000
Growth Term Loan B warrant discount	—	—	122,460	—	—	—	122,460
Net loss	—	—	—	—	—	(26,039,550)	(26,039,550)
Other comprehensive income	—	—	—	—	40,267	—	40,267
Balance at December 31, 2016	7,938,571	$7,938	$110,081,334	$(75,000)	$(1,090)	$(115,606,044)	$(5,592,862)

The accompanying notes are an integral part of these financial statements.

HTG Molecular Diagnostics, Inc.

Statements of Cash Flows

	Years Ended December 31,
	2016	2015
Operating activities
Net loss	$(26,039,550)	$(21,397,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,473,778	662,562
Accretion of discount on NuvoGen obligation	206,985	281,013
Bad debt expense, net of recoveries	—	44,854
Provision for excess inventory	723,466	230,754
Amortization of Growth Term Loan discount and issuance costs	551,121	352,415
Loss on settlement of convertible notes	—	705,217
Amortization of convertible note discount and issuance costs	—	112,134
Stock-based compensation expense	903,584	405,426
Employee stock purchase plan expense	98,544	—
Change in redeemable convertible preferred stock warrant liability	—	239,683
Accretion of incentive from landlord	(130,167)	—
Amortization of premiums and discounts and accrued interest on available-for-sale securities investments	172,045	—
Loss on disposal of assets	98,685	12,125
Changes in operating assets and liabilities:
Accounts receivable	(661,195)	40,025
Inventory	(33,218)	(746,241)
Prepaid expenses and other	11,889	(334,536)
Accounts payable	10,073	(312,275)
Accrued liabilities	119,928	455,620
Deferred revenue	259,824	6,228
Other long term liabilities	—	(486)
Net cash used in operating activities	(22,234,208)	(19,243,273)
Investing activities
Purchase of property and equipment	(1,946,515)	(1,338,124)
Sales, redemptions and maturities of available-for-sale securities	29,750,000	7,500,000
Purchase of available-for-sale securities	(3,381,271)	(38,346,765)
Net cash provided by (used in) investing activities	24,422,214	(32,184,889)
Financing activities
Proceeds from initial public offering	—	47,654,190
Deferred offering costs	(49,630)	(1,002,930)
Proceeds from private investors	2,000,000	—
Proceeds from Growth Term Loan	5,000,000	—
Payments on Growth Term Loan	(4,446,396)	—
Proceeds from convertible notes	—	4,500,000
Deferred financing costs	—	(75,523)
Payments on capital leases	(133,079)	(29,242)
Proceeds from exercise of stock options	23,851	34,881
Proceeds from exercise of Series E warrants	—	8,948
Proceeds from issuance of convertible note warrants	—	1,354
Proceeds from stock purchased under stock purchase plans	—	20,000
Proceeds from stock purchased under the employee stock purchase plan	174,674	—
Payments on NuvoGen obligation	(543,750)	—
Settlement of fractional common shares	—	(2,925)
Net cash provided by financing activities	2,025,670	51,108,753
Increase (decrease) in cash and cash equivalents	4,213,676	(319,409)
Cash and cash equivalents at beginning of period	3,293,983	3,613,392
Cash and cash equivalents at end of period	$7,507,659	$3,293,983
Noncash investing and financing activities
Accretion of preferred stock issuance costs	$—	$35,046
Net exercise of Series D and Series E warrants	—	(95,914)
Accretion of Series E warrant discount	—	127,616
Accretion of Series D and Series E redeemable convertible preferred stock dividends	—	1,165,932
Deferred offering costs reclassified to distributions in excess of capital	—	2,297,079
Allocation of Series E warrant convertible notes debt discount	—	741,828
Conversion of convertible notes and related accrued interest to common stock	—	4,544,384
Conversion of convertible preferred stock to common stock	—	(57,356,049)
Reclassification of convertible preferred stock liability warrants to equity warrants	—	(1,616,140)
Fixed asset purchases payable and accrued at period end	26,785	122,176
Stock issued for settlement of accrued bonus	(364,910)	—
Purchase of property and equipment under capital lease	227,147	—
Incentive from landlord	710,000	—
Supplemental cash flow information
Cash paid for interest	$1,109,359	$935,004

The accompanying notes are an integral part of these financial statements.

HTG Molecular Diagnostics, Inc.

Notes to Financial Statements

Note 1. Description of Business

HTG Molecular Diagnostics, Inc. (the “Company”) is a commercial stage company that develops and markets products and services based on proprietary technology that facilitates the routine use of targeted molecular profiling. The Company derives revenue from services provided by its VERI/O laboratory and sales of the Company’s automation systems and integrated next-generation sequencing-based HTG EdgeSeq assays.

The Company operates in one segment and its customers are primarily located in the United States. For the year ended December 31, 2016, approximately 16% of the Company’s revenue was generated from sales originated by customers located outside of the United States, compared with 13% for the year ended December 31, 2015.

2015 Reverse Stock Split

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Accounting Principles

The financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Going Concern

The Company implemented the criteria of Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, in the first quarter of 2016. In accordance with this guidance, management has assessed the Company’s ability to continue as a going concern within one year of the filing date of this Annual Report on Form 10‑K with the Securities and Exchange Commission (“SEC”). The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the Company has had recurring operating losses and negative cash flows from operations since its inception and has an accumulated deficit of approximately $115.6 million. As of December 31, 2016, the Company had available cash, cash equivalents and investments in short term available-for-sale securities of approximately $11.8 million, and had current liabilities of approximately $10.0 million plus an additional $14.0 million in long-term liabilities primarily attributable to its growth term loan and NuvoGen obligation. Management believes that the Company’s existing resources will be sufficient to fund the Company’s planned operations and expenditures until mid-way through the second quarter of 2017. However, the Company cannot provide assurances that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of these uncertainties.

The Company will need to raise additional capital to fund its operations until its revenue reaches a level sufficient to provide for self-sustaining cash flows. There can be no assurance that additional capital will be available on acceptable terms, or at all, or that the Company’s revenue will reach a level sufficient to provide for self-sustaining cash flows. If sufficient additional capital is not available as and when needed, the Company may have to delay, scale back or discontinue one or more product development programs, curtail its commercialization activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize independently, cease operations altogether, pursue an acquisition of the Company at a price that may result in up to a total loss on investment for its stockholders, file for bankruptcy or seek other protection from creditors, or liquidate all assets. In addition, if the Company defaults under its term loan agreement, its lenders could foreclose on its assets, including substantially all of its cash which is held in accounts with its lenders.

Change in Accounting Principle

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The standard requires entities to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset, and to report amortization as interest expense. The requirements were to be applied on a retrospective basis. The Company adopted ASU 2015-03 effective January 1, 2016. As such, prepaid expenses and other and term loan payable – non-current, net of discount have been restated as of December 31, 2015, to reflect the retrospective reclassification of $52,377 of Growth Term Loan deferred financing fees from prepaid expenses and other to term loan payable – non-current, net of discount and debt issuance costs.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include revenue recognition, stock-based compensation expense, the value of the warrant liability, the resolution of uncertain tax positions, income tax valuation allowances, recovery of long-lived assets, provisions for doubtful accounts, inventory obsolescence and inventory valuation. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash and cash equivalents. Cash and cash equivalents consist of cash on deposit with financial institutions, money market instruments and high credit quality corporate debt securities purchased with a term of three months or less.

Accounts Receivable

Accounts receivable represent valid claims against debtors. Management reviews accounts receivable regularly to determine, using the specific identification method, if any receivable amounts will potentially be uncollectible and to estimate the amount of allowance for doubtful accounts necessary to reduce accounts receivable to its estimated net realizable value. As of both December 31, 2016 and 2015, there were no receivable amounts requiring an allowance for doubtful accounts. The Company had a recovery of $35,000 against previously recorded bad debt expense and no write offs of uncollectible amounts for the year ended December 31, 2016. Bad debt expense, net of recoveries, was $44,854 for the year ended December 31, 2015.

Investments

The Company classifies its debt securities as available-for-sale, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive loss, net of tax. Realized gains, realized losses and declines in value of securities judged to be other-than-temporary, are included in other income (expense) within the statements of operations. The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Interest earned on all securities is included in other income (expense) within the statements of operations. Investments in securities with maturities of less than one year, or where management’s intent is to use the investments to fund current operations, or to make them available for current operations, are classified as short-term investments.

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

Fair Value of Financial Instruments

The carrying value of financial instruments classified as current assets and current liabilities approximate fair value due to their liquidity and short-term nature. Investments that are classified as available-for-sale are recorded at fair value, which was determined using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The carrying amount of the Company’s asset-secured growth capital term loan (the “Growth Term Loan”) was estimated using Level 3 inputs and approximate fair value since the interest rate approximates the market rate for debt securities with similar terms and risk characteristics.

Fair value measurements are based on the premise that fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the following three-tier fair value hierarchy has been used in determining the inputs used in measuring fair value:

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

Inventory, net

Inventory, consisting of raw materials, work in process and finished goods, is stated at the lower of cost (first-in, first-out) or market. Cost is determined using a standard cost system, whereby the standard costs are updated periodically to reflect current costs and market represents the lower of replacement cost or estimated net realizable value. The Company reserves or writes down its inventory for estimated obsolescence or inventory in excess of reasonably expected near term sales or unmarketable inventory, in an amount equal to the difference between the cost of inventory and the estimated market value, based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. Inventory impairment charges establish a new cost basis for inventory and charges are not reversed subsequently to income, even if circumstances later suggest that increased carrying amounts are recoverable.

For the year ended December 31, 2016, the Company wrote off HTG Edge Reader inventory previously reserved of $210,183 and additional HTG Edge Reader-related inventory totaling $360,194. Additional reserves were recorded for excess HTG Edge inventory of $133,244 and the reserve for shrinkage and excess inventory was increased by $62,927. An additional $167,100 of non-reader related inventory was written off directly to cost of revenue for the year ended December 31, 2016.

For the year ended December 31, 2015, the Company recorded an increase in the inventory reserve within cost of revenue of $230,050, to adjust for estimated shrinkage and excess inventory.

Equipment that is under evaluation for purchase remains in inventory as the Company maintains title to the equipment throughout the evaluation period. The period of time customers use to evaluate the Company’s equipment generally ranges from 90 to 180 days, and in certain circumstances the evaluation period may need to be extended beyond that period. However, in no case will the evaluation period exceed one year. If the customer has not purchased the equipment or entered into a reagent rental agreement with the Company after evaluating for one year, the equipment is returned to the Company or the customer is allowed to continue use of the equipment, in which case the equipment is written off to selling, general and administrative expense in the statement of operations. HTG EdgeSeq instruments at customer locations under evaluation agreements are included in finished goods inventory. Finished goods inventory under evaluation as of December 31, 2016 was $185,557 compared to $632,216 as of December 31, 2015.

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

Certain leasehold improvements constructed by the landlord of the Company’s Tucson, AZ facilities as an incentive for the Company to extend its leases are included in leasehold improvements on the balance sheets as of December 31, 2016. The total cost of the improvements constructed by the landlord of $710,000 was capitalized when construction was completed in February 2016, and is being amortized over the remaining term of the lease agreement. The incentive of $710,000 has been recognized as deferred rent within other current liabilities and other liabilities on the balance sheets and is being accreted over the lease term as a reduction of rent expense.

Depreciation and leasehold improvement amortization expense was $1,473,778 for the year ended December 31, 2016, and $662,562 for the year ended December 31, 2015.

Costs incurred in the development and installation of software for internal use are expensed or capitalized, depending on whether they are incurred in the preliminary project stage (expensed), application development stage (capitalized), or post-implementation stage (expensed). Amounts capitalized following project completion are amortized on a straight-line basis over the useful life of the developed asset, which is generally three years. There was $283 and $0 amortization expense for capitalized software costs for the years ended December 31, 2016 and 2015, respectively.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flow, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Although the Company has accumulated losses since inception, the Company believes the future cash flows will be sufficient to exceed the carrying value of the Company’s long-lived assets. There were no impairments of long-lived assets during the years ended December 31, 2016 or 2015.

Stock Issuance Costs

Certain costs incurred in connection with the issuance of the Company’s redeemable convertible preferred stock (the “Convertible Preferred Stock”) prior to the IPO were being deferred and accreted. Stock issuance costs have historically been accreted to distributions in excess of capital using the effective interest method. The Company recognized accretion costs of 35,046 for the year ended December 31, 2015. There were no accretion costs for the year ended December 31, 2016. Upon automatic conversion of the Convertible Preferred Stock to common stock in connection with the closing of the IPO in May 2015, issuance costs were no longer accreted.

Deferred Financing Costs and Debt Discounts

Certain costs incurred in connection with the Growth Term Loans have been deferred and are being amortized. Debt issuance costs and debt discount are being presented as a direct deduction from term loan payable – non-current, net of discount and debt issuance costs in the accompanying balance sheets and are being amortized over the term of the Growth Term Loans using the effective interest method. The Company has recorded approximately $24,909 and $52,377 of deferred financing costs in the accompanying balance sheets as of December 31, 2016 and 2015, respectively. Deferred financing cost amortization expense for the years ended December 31, 2016 and 2015 was $27,468 and $22,754, respectively. The Company has recorded approximately $238,469 and $352,415 of discounts associated with Growth Term Loan A and Growth Term Loan B in the accompanying balance sheets as of December 31, 2016 and 2015, respectively. Amortization of the discounts associated with the Growth Term Loans totaled $249,868 and $170,954 for the years ended December 31, 2016 and 2015, and is included in interest expense in the accompanying statements of operations.

Prior to the IPO, costs incurred in connection with the issuance of notes under the Company’s two note and warrant purchase agreements dated December 30, 2014 (the “Note Agreements”) were capitalized and amortized over the term of the Note Agreements using the straight-line accretion method, which approximated the effective interest method in this instance. Amortization of the discount and issuance costs on the Note Agreements was $0 and $112,134 for the years ended December 31, 2016 and 2015, and is included in interest expense in the accompanying statements of operations. The Company compared the value of the common stock issued to settle the debt with the carrying amount of the debt at the IPO closing date of May 2015, net of unamortized discount and recorded a loss on settlement of convertible debt of $705,217, comprising $651,606 to write off unamortized discount and $53,611 to write off unamortized deferred financing costs relating to the convertible notes which were settled with common stock at the IPO, in the accompanying statements of operations for the year ended December 31, 2015.

Deferred Offering Costs

Deferred offering costs represent legal, accounting and other direct costs related to stock offering transactions. Deferred offering costs of $49,630 included as non-current assets in the accompanying December 31, 2016 balance sheets represent legal costs incurred during the year ended December 31, 2016 by the Company in contemplation of the issuance of additional shares in a future financing transaction. In accounting for the IPO in May 2015, deferred offering costs of approximately $2.3 million are shown, along with underwriters’ fees paid, net against IPO proceeds received. As a result of this transaction, there were $0 deferred offering costs in the accompanying balance sheets as of December 31, 2015.

Deferred Revenue

Deferred revenue represents cash receipts for products or services to be provided in future periods, including up-front fees received relating to custom assay development and collaboration agreements. When products are delivered or data is provided to customers for sample processing services rendered, deferred revenue is recognized as earned. Up-front fees received for customer assay development and collaboration agreements are recognized as services are performed on a proportional performance basis.

Revenue Recognition

The Company recognizes revenue from the sale of instruments, consumables, sample processing, custom assay development and collaboration services when the following four basic criteria are met: (1) a contract has been entered into with a customer or persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed or determinable, and (4) collectability is reasonably assured.

Sale of instruments and consumables

The Company had product revenue consisting of revenue from the sale of instruments and consumables for the years ended December 31, 2016 and 2015 as follows:

	Years Ended December 31,
	2016	2015
Instruments	$522,813	$789,231
Consumables	2,237,129	2,742,797
Total product sales	$2,759,942	$3,532,028

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

Consumables are considered to be separate units of accounting as they are sold separately. Consumables revenue is recognized upon transfer of ownership. The Company’s standard terms and conditions provide that no right of return exists for instruments or consumables, unless replacement is necessary due to delivery of defective or damaged products. Shipping and handling fees charged to the Company’s customers for instruments and consumables shipped are included in the statements of operations as part of product revenue. Shipping and handling costs for sold products shipped to the Company’s customers are included on the statements of operations as part of cost of revenue.

When a contract involves multiple elements, the items included in the arrangement, referred to as deliverables, are evaluated to determine whether they represent separate units of accounting in accordance with ASC 605-25, Revenue Recognition – Multiple-Element Arrangements (“ASC 605-25”). The Company performs this evaluation at the inception of an arrangement and as each item is delivered in the arrangement. Generally, the Company accounts for a deliverable (or a group of deliverables) separately if the delivered item has stand-alone value to the customer and delivery or performance of the undelivered item or service is probable and substantially in the Company’s control. When multiple elements can be separated into separate units of accounting, arrangement consideration is allocated at the inception of the arrangement, based on each unit’s relative selling price, and recognized based on the method most appropriate for that unit.

The Company provides instruments to certain customers under reagent rental agreements. Under these agreements, the Company installs instruments in the customer’s facility without a fee and the customer agrees to purchase consumable products at a stated price over the term of the agreement; in some instances, the agreements do not contain a minimum purchase requirement. Terms range from several months to multiple years and may automatically renew in several month or multiple year increments unless either party notifies the other in advance that the agreement will not renew. This represents a multiple element arrangement and because all consideration under the reagent rental agreement is contingent on the sale of consumables, no consideration has been allocated to the instrument and no revenue has been recognized upon installation of the instrument. The Company expects to recover the cost of the instrument under the agreement through the fees charged for consumables, to the extent sold, over the term of the agreement.

In reagent rental agreements, the Company retains title to the instrument and title is transferred to the customer at no additional charge at the conclusion of the initial arrangement. Because the pattern of revenue from the arrangement cannot be reasonably estimated, the cost of the instrument is amortized on a straight-line basis over the term of the arrangement, unless there is no minimum consumable product purchase in which case the instrument would be expensed as cost of revenue. Cost to maintain the instrument while title remains with the Company is charged to selling, general and administrative expense as incurred.

The Company offers customers the opportunity to purchase separately-priced extended warranty contracts to provide for service upon conclusion of the standard one-year warranty period. The revenue from these contracts is recorded as a component of deferred revenue in the accompanying balance sheets at the inception of the contract and is recognized as revenue over the contract service period.

Service Revenue

The Company enters into custom assay development agreements and collaborative agreements that may generate up-front fees and subsequent payments which might be earned upon completion of development-related services. The Company is able to estimate the total cost of services under these arrangements and recognizes revenue using a proportional performance revenue recognition model, under which revenue is recognized as performance occurs based on the delivery of the relative outputs under the respective agreement. Costs incurred to date compared to total expected costs are used to determine proportional performance, as this is considered to be representative of the delivery of outputs under the arrangements. Revenue recognized at any point in time is limited to cash received and amounts contractually due. Changes in estimates of total expected costs are accounted for prospectively as a change in estimate. From period to period, collaboration, companion diagnostic program and custom assay development revenue can fluctuate substantially based on the achievement of development-related services.

Sample Processing Services

The Company also provides sample processing services and molecular profiling of retrospective cohorts for its customers through its VERI/O laboratory, whereby the customer provides samples to be processed using the HTG EdgeSeq technology. Customers are charged a per sample fee for sample processing services which is recognized as revenue upon delivery of a data file to the customer showing the results of testing, and completing delivery of the agreed upon service.

Multiple-Element Arrangements

Contracts which combine one or more services, or services with sales of products or consumables are accounted for as multiple element arrangements under ASC 605-25, as described under sale of instruments and consumables above. Anticipated losses, if any, on contracts are charged to earnings as soon as they are identified. Anticipated losses cover all costs allocable to contracts. Revenue arising from claims or change orders is recorded either as income or as an offset against a potential loss only when the amount of the claim can be estimated and its realization is probable.

Other Revenue

Other revenue includes grant revenue. Grant revenue is earned when expenditures relating to the projects under these awards are incurred.

Product Warranty

The Company generally provides a one-year warranty on its HTG Edge and HTG EdgeSeq systems covering the performance of system hardware and software in conformance with customer specifications under normal use and protecting against defects in materials and workmanship. The Company may, at its option, replace, repair or exchange products covered under valid warranty claims. A provision for estimated warranty costs is recognized at the time of sale, through cost of revenue, based upon recent historical experience and other relevant information as it becomes available. The Company continuously assesses the adequacy of its product warranty accrual by reviewing actual claims and adjusts the provision as needed. Due to a lack of historical data and a low rate of warranty claims, the Company had not recorded any liability for product warranty prior to 2015.

Research and Development Expenses

Research and development expenses represent both costs incurred internally for research and development activities and costs incurred externally to fund research activities. All research and development costs are expensed as incurred.

Advertising

All costs associated with advertising and promotions are expensed as incurred. Advertising and promotion expense was $49,022 and $11,761 for the years ended December 31, 2016 and 2015, respectively, and is included as a component of selling, general and administrative expenses on the accompanying statements of operations.

Stock-Based Compensation

The Company incurs stock-based compensation expense relating to grants of restricted stock units (“RSUs”) and stock options to employees, consultants and non-employee directors and its employee stock purchase plan (“ESPP”).

The Company recognizes expense for stock-based awards to employees and non-employee directors based on the fair value of awards on the date of grant. The fair value of RSUs is based on the quoted market price of the Company’s common stock on the date of grant. The fair value of ESPP rights and stock options granted pursuant to the Company’s equity incentive plans is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value utilizing the Black-Scholes option pricing model is affected by the fair value of the Company’s stock price and several assumptions, including volatility, expected term, risk-free interest rate, and dividend yield. Generally, these assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes.

The Company recognizes compensation cost for stock-based awards with service conditions that have a graded vesting schedule on a straight-line basis over the requisite service period. However, the amount of compensation cost recognized at any time generally equals the portion of grant-date fair value of the award that is vested at that date, net of estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment to stock-based compensation expense will be recognized at that time. Changes to assumptions used in the Black-Scholes option pricing model and the forfeiture rate could significantly impact the compensation expense recognized by the Company. The Company considered its historical experience of pre-vesting option forfeitures as the basis to arrive at its estimated pre-vesting option forfeiture rates of 11% and 17% per year for the years ended December 31, 2016 and 2015, respectively. The Company would report cash flows resulting from tax deductions in excess of the compensation cost recognized from those options (excess tax benefits) as financing cash flows, if applicable.

For stock-based payments to consultants, the fair value of the stock-based award is used to measure the transaction, as the Company believes this to be a more reliable measure of fair value than the services received. The fair value of the award is measured at the fair value on the date that the commitment for performance by the nonemployee has been reached or performance is complete. Stock-based compensation to nonemployees is recognized as expense over the requisite service period, which is generally the vesting period for awards, on a straight-line basis.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts and tax base of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established against net deferred tax assets for the uncertainty it presents of the Company’s ability to use the net deferred tax assets, in this case, primarily carryforwards of net operating tax losses and research and development tax credits. In assessing the realizability of net deferred tax assets, the Company assesses the likelihood that net deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not “more likely than not” or there is insufficient operating history, a valuation allowance is established. The Company records the valuation allowance in the period the

Company determines that it is more likely than not that net deferred tax assets will not be realized. For the years ended December 31, 2016 and 2015, the Company has provided a full valuation allowance for all net deferred tax assets due to their current realization being considered remote in the near term. Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No material uncertain tax positions have been identified or recorded in the financial statements as of December 31, 2016 and 2015.

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

The Company sells its instruments, consumables, sample processing services, custom assay development services and contracted research and development services primarily to biopharmaceutical companies, academic institutions and molecular labs. The Company routinely assesses the financial strength of its customers and credit losses have been minimal to date.

The top two customers accounted for 29% and 12% of the Company’s revenue for the year ended December 31, 2016, compared with 38% and 7% for the year ended December 31, 2015. The Company derived 0% and 8% of its total revenue from grants and contracts, primarily from one organization during the years ended December 31, 2016 and 2015. The largest two customers accounted for approximately 28% and 15% of the Company’s net accounts receivable as of December 31, 2016. The largest two customer account for approximately 32% and 25% of the Company’s net accounts receivable at December 31, 2015.

The Company currently relies on a single supplier to supply a subcomponent used in the HTG EdgeSeq processors and a second supplier to provide raw materials used in its HTG EdgeSeq proprietary panels. A loss of either of these suppliers could significantly delay the delivery of products or the completion of services to be performed by our VERI/O laboratory, which in turn would materially affect the Company’s ability to generate revenue.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

In March 2016, the FASB issued ASU No. 2016-08, Revenue Recognition: Clarifying the new Revenue Standard’s Principal-Versus-Agent Guidance (“ASU 2016-08”). The standard amends the principal-versus-agent implementation guidance and illustrations in ASU 2014-09. ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. As defined in ASU 2016-08, a specified good or service is “a distinct good or service (or a distinct bundle of goods or services) to be provided to the customer.” Therefore, for contracts involving more than one specified good or service, the Company may be the principal in one or more specified goods or services and the agent for others.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this standard affect the guidance in ASU 2014-09 by clarifying two aspects: identifying performance obligations and the licensing implementation guidance.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients. The amendments in this standard affect the guidance in ASU 2014-09 by clarifying certain specific aspects of ASU 2014-09, including assessment of collectability, treatment of sales taxes and contract modifications, and providing certain technical corrections.

The new revenue standard and the standards that amend it are effective for public entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is in the initial stages of evaluating the effect of adoption of ASU 2014-09 on its financial statements and continues to evaluate the available transition methods. The Company has begun assessing the standard as it will pertain to its collaborative arrangements with multiple deliverables, which includes performing a detailed review of its existing key contracts and comparing historical accounting policies and practices to the new standard. The Company will continue its evaluation of the standards update through the date of adoption.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, (“ASU 2016-02”). Under this standard, which applies to both lessors and lessees, lessees will be required to recognize for all leases (except for short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The effect of adoption of this standard on our financial statements will depend on the leases existing at January 1, 2018. Based on the Company’s preliminary assessment of its office and equipment leases that are in place as of December 31, 2016, however, and considering the practical expedients, the Company expects that adoption of ASU 2016‑02 will not have a material effect on its statements of operations, will result in a gross-up on its balance sheets of less than $3.0 million relating to office and equipment leases and will have no effect on its statements of cash flows. The Company will continue to assess the new guidance and its potential applicability to the other existing agreements, or to new agreements that it may enter into subsequent to December 31, 2016, through the date of adoption.

In April 2016, the FASB issued ASU No. 2016-09, Share-Based Payment: Simplifying the Accounting for Share-Based Payments. The standard addresses several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. The Company does not expect the immediate recognition of income taxes under this standard to have a material impact on its statements of operations as it has recorded a full valuation allowance on all deferred tax assets. The Company is currently evaluating the impact of the remainder of this guidance on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which requires the measurement of expected credit losses for financial instruments carried at amortized cost held at the reporting date based on historical experience, current conditions and reasonable forecasts. The updated guidance also amends the current other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The standard will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company does not believe the adoption of this standard will have a significant impact on its financial statements, given the high credit quality of the obligors to its available-for-sale debt securities and its limited history of bad debt expense relating to trade accounts receivable.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, (“ASU 2016-15”), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. When considering the activity within the Company’s statements of cash flow as of the years ended December 31, 2016 and 2015, the Company does not believe the adoption of this standard will have a significant impact on its financial statements.

Note 3. Inventory

Inventory, net of allowance, consisted of the following as of the date indicated:

	December 31,
	2016	2015
Raw materials	$1,222,437	$1,274,840
Work in process	1,762	—
Finished goods	557,161	1,210,780
Total gross inventory	1,781,360	2,485,620
Less inventory allowance	(270,307)	(284,319)
	$1,511,053	$2,201,301

Note 4. Fair Value

Financial assets and liabilities measured at fair value are classified in their entirety in the fair value hierarchy, based on the lowest level input significant to the fair value measurement. The following table classifies the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and 2015, respectively, in the fair value hierarchy:

	Balance at December 31, 2016
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$6,443,102	$—	$—	$6,443,102
Investments available-for-sale at fair value
U.S. government obligations	$1,300,663	$—	$—	$1,300,663
Corporate debt securities	$—	$3,004,238	$—	$3,004,238

	Balance at December 31, 2015
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$3,290,490	$—	$—	$3,290,490
Investments available-for-sale at fair value
U.S. government obligations	$3,298,014	$—	$—	$3,298,014
U.S. government agency obligations	$—	$14,589,378	$—	$14,589,378
Corporate debt securities	$—	$12,918,016	$—	$12,918,016

There were no other financial instruments subject to fair value measurement on a recurring basis. Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the years ended December 31, 2016 and 2015.

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

Fair values of these assets and liabilities are based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not adjust any of the valuations received from these third parties with respect to any of its Level 1 or 2 securities for either of the years ended December 31, 2016 or 2015.

Note 5. Available for Sale Securities

The Company’s portfolio of available-for-sale securities comprises U.S. Treasuries, U.S. government sponsored agency obligations and high credit quality corporate debt securities. Initial investment in available-for-sale securities was made during the quarter ended June 30, 2015 as a result of funding received through the IPO. The following is a summary of the Company’s available-for-sale securities at December 31, 2016:

	December 31, 2016
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
U.S. Treasury securities and obligations of U.S. government agencies	$1,300,151	$512	$—	$1,300,663
Corporate debt securities	3,005,840	—	(1,602)	3,004,238
Total available-for-sale securities	$4,305,991	$512	$(1,602)	$4,304,901

The following is a summary of the Company’s available-for-sale securities at December 31, 2015:

	December 31, 2015
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
U.S. Treasury securities and obligations of U.S. government agencies	$17,914,136	$—	$(26,744)	$17,887,392
Corporate debt securities	12,932,629	397	(15,010)	12,918,016
Total available-for-sale securities	$30,846,765	$397	$(41,754)	$30,805,408

The net adjustment to unrealized gain (loss) on short and long-term available-for-sale securities in other comprehensive income (loss) totaled $40,267 and $(41,357), for the years ended December 31, 2016 and 2015, respectively.

Contractual maturities of debt investment securities at December 31, 2016 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

2016
Maturing in one year or less	$4,304,901
Maturing in one to three years	—
Total available-for-sale securities	$4,304,901

The following table shows the gross unrealized losses and fair values of the Company’s investments that have unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2016:

	Under 1 Year		1 to 2 Years		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Corporate debt securities	1,304,738	(1,602)	—	—	1,304,738	(1,602)
Total available-for-sale securities with unrealized losses	$1,304,738	$(1,602)	$—	$—	$1,304,738	$(1,602)

For debt securities, the Company determines whether it intends to sell or if it is more likely than not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. The Company conducts a regular assessment of its debt securities with unrealized losses to determine whether securities have other-than-temporary impairment considering, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, market conditions and whether the Company intends to sell or it is more likely than not the Company will be required to sell the debt securities. The Company did not have any other-than-temporary impairment in its U.S. Treasury securities, obligations of U.S. government agencies or corporate debt securities for the years ending December 31, 2016 and 2015.

Note 6. Property and Equipment

Property and equipment, net consists of the following:

	December 31,
	2016	2015
Office equipment	$447,580	$257,296
Leasehold improvements	1,847,378	224,061
Laboratory and manufacturing equipment	2,659,621	2,442,191
Field equipment	131,096	180,355
Software	150,451	140,248
Construction in progress	176,963	175,501
	5,413,089	3,419,652
Less: accumulated depreciation and amortization	(2,142,892)	(1,487,439)
	$3,270,197	$1,932,213

During the years ended December 31, 2016 and 2015, the Company retired fully-depreciated property and equipment with a gross carrying value of $589,179 and $1,066,246, respectively. These assets were previously contained in office equipment, leasehold improvements and laboratory and manufacturing equipment.

Note 7. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2016	2015
Employee compensation and benefits	$1,088,773	$1,240,314
Employee compensation for future absences	173,533	154,107
Interest	82,591	77,917
Professional fees	79,029	140,385
Other	246,360	302,545
	$1,670,286	$1,915,268

Note 8. Debt Obligations.

Growth Term Loan

In August 2014, the Company entered into a Loan and Security Agreement (the “Growth Term Loan”) with a syndicate of two lending institutions, Oxford Finance LLC and Silicon Valley Bank, which was amended in August 2015 and June 2016. The first tranche of the Growth Term Loan (“Growth Term Loan A”) of $11.0 million was funded in August 2014. The second tranche of $5.0 million (“Growth Term Loan B”) was funded in March 2016. With the August 2015 amendment, the interest-only payment period for the Growth Term Loan was extended until April 1, 2016. Following the interest-only payment period, the Company became obligated to make equal monthly payments of principal and interest amortized over the remaining term of the loan for all funds drawn under the Growth Term Loan. Growth Term Loan A and B bear interest at the fixed rates of 8.5% and 8.75%, respectively, and mature in September 2018. The amended agreement includes the following prepayment fees: (i) 2% of the principal amount repaid if the growth term loan is prepaid after the first anniversary but on or prior to the second anniversary of the August 2015 amendment and (ii) 1% of the principal amount repaid if the growth term loan is repaid after the second anniversary of the August 2015 amendment and prior to maturity.

The Growth Term Loan requires the Company to maintain compliance with specific operating and reporting covenants and does not require financial covenants. The Growth Term Loan is secured by a lien covering substantially all of the Company’s assets, excluding patents, trademarks and other intellectual property rights (except for rights to payment related to the sale, licensing or disposition of such intellectual property rights) and certain other specified property. If the Company were to default under the Growth Term Loan, its lenders could foreclose on its assets, including substantially all of its cash, which is held in accounts with its lenders.

The principal repayments due under the term loan as of December 31, 2016, are as follows:

2017	$6,389,782
2018	5,163,822
Total Growth Term Loan payments	11,553,604
Less discount and deferred financing costs	(263,378)
Plus final fee premium	488,693
Total Growth Term Loan, net	$11,778,919

Following the August 2015 amendment, the final payment percentage on the Growth Term Loan was increased to 4.75%. After amendment, the final fee premium relating to Growth Term Loan A is $522,500. The final fee premium relating to the Growth Term Loan B is $237,500. Each final fee premium is being amortized to interest expense, using the effective interest method, over the term of the related Growth Term Loan tranche. Total Growth Term Loan final fee premium amortization for the year ended December 31, 2016 was $273,786, compared to $158,707 for the year ended December 31, 2015.

The Company received Growth Term Loan A proceeds net of a $0.3 million original issuance discount. In addition, in connection with Growth Term Loan A, the Company issued preferred stock warrants to the lenders exercisable for 2,512,562 shares of Series E redeemable convertible preferred stock (“Series E Stock”) at a price of $0.2189 per share, which resulted in the recording of a warrant discount. Upon the completion of the IPO in May 2015, the warrants were automatically converted to common stock warrants exercisable for up to 23,396 shares of common stock at an exercise price of $23.51 per share. The warrants expire on August 22, 2024. The original issuance discount and warrant discount are being amortized, using the effective interest method, over the term of the Growth Term Loan A.

In connection with the funding of the Growth Term Loan B, in March 2016, the Company issued Oxford Finance LLC a common stock warrant exercisable for 45,307 shares of common stock at an exercise price of $2.759 per share, and the warrant issued to Silicon Valley Bank automatically became exercisable for an additional 5,317 shares of common stock at an exercise price of $23.51 per share in accordance with the terms of the Growth Term Loan. The fair value of this discount of $122,460, was calculated using the Black-Scholes option pricing model at March 31, 2016. The warrant discount is being amortized to interest expense, using the effective interest method, over the term of the Growth Term Loan B.

Total amortization expense for the Growth Term Loan A and B warrant discounts and the Growth Term Loan A original issuance discount was $249,868 and $170,954 for the years ended December 31, 2016 and 2015, respectively, and is included in interest expense in the accompanying statements of operations.

The Company has also recorded approximately $24,909 and $52,377 of deferred financing costs net of the related debt in the accompanying balance sheets as of and December 31, 2016 and 2015, respectively, in accordance with ASU 2015-03, which was adopted on January 1, 2016. Growth Term Loan deferred financing cost amortization expense was $27,468 and $22,754 for the years ended December 31, 2016 and 2015, respectively, and is included in interest expense in the accompanying statements of operations.

The June 2016 Growth Term Loan amendment modified the definitions of permitted indebtedness and permitted liens to provide for an increased maximum amount of permitted indebtedness, authorize a new category of permitted indebtedness and authorize a new category of permitted liens.

Convertible Notes

On December 30, 2014, the Company entered into two separate subordinated convertible promissory note agreements (the “Note Agreements”). The Note Agreements provided that upon a qualified equity financing, pursuant to which the Company raised either through a qualified initial public offering of common stock or through a qualifying private placement of convertible preferred stock, gross offering proceeds of at least $20,000,000 from the sale of shares to new investors, the outstanding principal amount and all accrued but unpaid interest under convertible notes issued pursuant to the Note Agreements would automatically convert into shares of common stock or preferred stock, whichever was sold in the offering. The number of shares into which the convertible notes were convertible was equal to the outstanding principal and accrued interest divided by the price per share paid by investors purchasing such newly issued equity securities.

Draws under the first Note Agreement in February, March and April 2015 totaled $4.5 million. There were no draws under the second Note Agreement prior to the IPO in May 2015. The Company recorded a $741,828 discount for the estimated fair value of warrants issued in connection with the debt and $75,520 of deferred financing costs incurred in connection with the issuance of notes under the Note Agreements. Amortization of the Note Agreement discount and deferred financing fees associated with the Note Agreements was $0 and $112,134 for the years ended December 31, 2016 and 2015, respectively, which was included in interest expense in the accompanying statements of operations.

Settlement of Convertible Debt upon IPO Closing

Upon closing of the IPO in May 2015, all outstanding principal ($4.5 million) and accrued interest under the convertible notes issued pursuant to the first Note Agreement was converted into 324,591 shares of common stock at a conversion price of $14.00 per share. The Company evaluated the terms of the Note Agreement at inception and concluded that it should be accounted for as share settled debt as it falls within the scope of ASC 480, Distinguishing Liabilities from Equity. While the issued Note Agreements contain multiple events that could trigger settlement at different values, the Company evaluated all of the possible outcomes and considered the qualified initial public offering outcome to be predominant at more than a 50% probability of occurrence. The IPO settlement triggering event settles the fixed monetary amount of the debt known at inception with a variable number of shares of common stock based on the price of the common stock at settlement and therefore meets the definition of share settled debt. The Company compared the value of the common stock issued to settle the debt with the carrying amount of the debt at the IPO closing date of May 2015, net of unamortized discount and deferred financing costs, and recognized a loss on settlement of debt of $705,217 in the accompanying statements of operations for the year ended December 31, 2015. The value of the debt adjusted to the value of the common stock paid was reclassified from debt to equity.

Note 9. Other Agreements

NuvoGen Obligation

The Company entered into an asset purchase agreement in 2001, as amended, with NuvoGen Research, LLC (“NuvoGen”) to acquire certain intellectual property from NuvoGen. The Company accounted for the transaction as an asset acquisition. However, as the intellectual property was determined to not have an alternative future use, the upfront consideration was expensed. In exchange for the intellectual property, the Company initially paid NuvoGen 5,587 shares of the Company’s common stock, fixed payments of $740,000 over the first two years of the agreement and agreed to pay NuvoGen 6% of its yearly revenue, which would be applied to any fixed payments, until the total aggregate cash compensation paid to NuvoGen under the agreement equaled $15,000,000. Certain terms of the agreement were amended in November 2003, September 2004, November 2012 and February 2014. Pursuant to the latest amendment to the agreement, the Company became required to pay a yearly fixed fee, in quarterly installments, to NuvoGen in the range of $543,750 to $800,000, and may defer any accrued revenue-based payments. No accrued revenue-based payments have been deferred through December 31, 2016. Beginning in 2018, we are obligated to pay the greater of $400,000 or 6% of the Company’s applicable annual revenues, plus amounts, if any, deferred in 2017 by which 6% of revenue exceeds the applicable fixed fee plus 5% interest on such deferred amounts until the obligation is paid in full. The obligation is currently non-interest bearing and was, but is no longer, secured by certain patents and trademarks.

Pursuant to the closing of the Growth Term Loan in August 2014 (see Note 8), the Company agreed to accelerate certain minimum payments pursuant to the asset purchase agreement and NuvoGen agreed to terminate its security interest in the originally pledged patents and trademarks. Remaining minimum payments that were otherwise due for 2014, 2015 and the first quarter of 2016, amounting to $868,750 were paid in advance. The acceleration of payments did not significantly change the minimum cash flows and therefore had no significant accounting effect. Since quarterly payments resumed in the second quarter of 2016, $543,750 has been paid to NuvoGen toward the remaining obligation.

The remaining minimum principal payments due to NuvoGen at December 31, 2016 are as follows, although actual payments could be significantly more than provided in the table in 2018 and beyond to the extent that 6% of revenue exceeds $400,000:

2017	$800,000
2018	400,000
2019	400,000
2020	400,000
2021	400,000
2022 and beyond	6,298,743
Total NuvoGen obligation payments	8,698,743
Less discount	(76,636)
Total NuvoGen obligation, net	$8,622,107

The Company recorded the obligation at the estimated present value of the future payments using a discount rate of 2.5%, the Company’s estimate of its effective borrowing rate for similar obligations. Unamortized debt discount was $76,636 and $283,621 at December 31, 2016 and 2015, respectively. Discount accreted during the years ended December 31, 2016 and 2015 was $206,985, and $281,013, respectively.

Illumina, Inc. Agreement

The Company entered into a development and component supply agreement in 2014 with Illumina, Inc. (“Illumina”) for the development and worldwide commercialization by the Company of up to two complete diagnostic gene expression profiling tests for use with Illumina’s diagnostic instruments, using components supplied by Illumina. The Company refers to these diagnostic gene expression profiling tests as in vitro diagnostic (“IVD”) test kits. The IVD test kits originally could be used in up to two discrete testing fields chosen by the Company, one or both of which could relate to oncology for breast, lung, lymphoma or melanoma tumors, and one of which could relate to transplant, chronic obstructive pulmonary disease, or immunology/autoimmunity. The Company provided notice to Illumina of its first testing selection during the quarter ended March 31, 2015. The Company is in discussions with Illumina regarding, among other things, a potential extension of the original October 2016 deadline to select a second field.

In the fourth quarter of 2015, the Company and Illumina agreed to a development plan for the development and regulatory approval of the selected IVD test kit, following which the Company paid Illumina a $100,000 fee. Illumina has agreed to provide development and regulatory support as part of the plan, which relates to the Company’s HTG EdgeSeq ALKPlus Assay, now in development. The Company is also required to pay Illumina up to $1.0 million in the aggregate upon achievement of specified regulatory milestones relating to the IVD test kit, though none of these regulatory milestones have been reached through December 31, 2016. In addition, the Company has agreed to pay Illumina a single digit percentage royalty on net sales of any IVD test kit that the Company commercializes pursuant to the agreement. Ongoing research and development costs for these programs have been expensed as incurred.

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

Invetech PTY Ltd. Agreement

In September 2015, the Company entered into a development and professional services agreement with Invetech PTY Ltd. (“Invetech”), for the conduct of research and development of a next generation automated sample library preparation instrument. This instrument is intended for laboratories with low volume sample throughput and further is intended to automate assays designed for the Company’s V2 chemistry. This instrument design and development program is being referred to as Project JANUS.

The agreement requires the execution of a development plan for each stage of the project. Upon full execution and delivery of each development plan, the Company will pay Invetech development fee installments for that development plan. Stage 0 was completed during the second half of 2015. In July 2016, the Company entered into an amendment with Invetech, extending and concluding Stage 1.1 through the end of July 2016 and further suspending Invetech’s project development activities until the Company makes the decision to resume further external development efforts. We anticipate resumption of development efforts in 2017 as our V2 chemistry nears commercialization. The Invetech agreement remains in effect through completion of all tasks and the Company’s acceptance of all deliverables under each development plan unless terminated earlier as provided for in the agreement.

Research and development expense included in the statements of operations relating to Invetech development fee installments was $2.3 million and $0.3 million for the years ended December 31, 2016 and 2015, respectively.

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

Pursuant to the agreement, the Company has agreed to obtain its requirements for certain components to be used in the development of HTG Assays from LTC. In March 2016, the Company purchased approximately $250,000 of LTC products and equipment in accordance with this agreement. LTC has agreed to provide support in the Company’s efforts to obtain regulatory approval of the HTG Assays. The Company is required to pay LTC a milestone payment in the mid-six figure dollar range upon certain regulatory achievements for each HTG Assay. In addition, the Company has agreed to pay LTC a single digit percentage royalty on net sales of any HTG Assays that the Company commercializes pursuant to the agreement. No milestone or royalty payments have been accrued or made pursuant to this agreement as of December 31, 2016.

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

The agreement is a multiple-element arrangement under ASC 605-25. Custom assay development services, custom kit sales and sample processing services were each designated as an option to purchase additional products or services as described under ASC 605-25, and, as such, will not be considered in the initial allocation of contract consideration based on relative selling prices.

Each custom assay development service has three phases and each phase comprises multiple deliverables. Completion of all three phases is required for BMS to derive benefit from the respective deliverables; therefore, the three phases of a custom assay’s development will be combined as one unit of accounting for revenue recognition purposes.

Under ASC 605-25, fixed or determinable contract consideration is allocated to the deliverables with stand-alone value, and revenue is recognized for each such deliverable according to the method appropriate for each deliverable. All of the fixed or determinable contract consideration will be allocated to one deliverable, which is the research and development services culminating in the delivery of two custom assays.

The quarterly project management fees and the initial set-up fee will be recognized as the custom assay development services are performed on a proportional performance basis. Each custom assay development fee will also be recognized on a proportional performance basis as these services are provided. Because the custom assay fees are contingent upon completion of each individual phase of the design project and the decision by BMS to proceed to the next phase, the amount recognized will be limited to that which BMS is contractually obligated to pay upon completion of that phase.

For the year ended December 31, 2016, $189,442 was recognized under the agreement as service revenue in the statements of operations and $160,106 was recognized as deferred revenue in the balance sheets as of December 31, 2016. No revenue or deferred revenue was recognized relating to this BMS agreement for the year ended December 31, 2015.

Merck KGaA Agreement

In October 2016, the Company entered a Master CDx Agreement, or master agreement, with Merck KGaA, Darmstadt, Germany, (“Merck KGaA”) to serve as the basis for one or more project agreements to develop, seek regulatory approval for, and commercialize companion diagnostics for Merck KGaA drug candidates and corresponding therapeutics. Concurrently, the parties entered into a first project agreement under the master agreement concerning the Company’s sequencing-based DLBCL cell of origin assay (“DLBCL Assay”) and Merck KGaA’s investigational drug, M7583 (the “Project”).

The Project has three stages aligned with timelines and outcomes of M7583 development. During stages 1 and 2, the Company will perform specified DLBCL Assay development activities. In stage 3, the Company will obtain applicable regulatory approvals on the DLBCL Assay and make it commercially available in the United States and certain other jurisdictions.

Stages 2 and 3 each have an up-front payment and all stages of the Project have milestone-based payments. The Company is eligible to receive up to a total of approximately $1,850,000 over the next five years and $9,900,000 over a period of approximately nine years in fixed or determinable contract consideration comprising up-front and milestone payments. In addition, during stages 1 and 2 of the Project, the Company will sell DLBCL Assay kits and/or perform sample processing services upon request of, and as instructed by, Merck KGaA. The up-front and milestone-based payments could be delayed due to the risks of completing development activities and obtaining regulatory approvals within projected timeframes.

Merck KGaA may terminate the Project by providing 90 days’ prior written notice to the Company, at which point Merck KGaA will reimburse HTG for costs incurred during the termination period, of an amount not to exceed non-cancellable, non-reimbursable expenses, and HTG will reimburse Merck KGaA for any costs that have been prepaid without being incurred prior to termination. Further, either party may also terminate the agreement upon the other party’s material breach that remains uncured for 45 days or upon the other party’s bankruptcy.

The agreement is a multiple-element arrangement under ASC 605-25. Kit sales and sample processing services have been designated as an option to purchase additional products or services as described under ASC 605-25, and, as such, will not be considered in the initial allocation of contract consideration based on relative selling prices. The remaining deliverables, including licenses to HTG patents and research and development services, do not have standalone value and are combined into one unit of accounting.

Under ASC 605-25, fixed or determinable contract consideration is allocated to the deliverables with stand-alone value, and revenue is recognized for each such deliverable according to the method appropriate for each deliverable. All of the fixed or determinable contract consideration will be allocated to one deliverable, which is the research and development services.

Non-refundable up‑front payments will be received at the initiation of stages 2 and 3. These payments will be recognized as revenue over the period that the research services are expected to occur. All other payments are contingent upon completion of milestones. Costs incurred to date compared to total expected costs are used to determine proportional performance, as this is considered to be representative of the delivery of outputs under the Project. Revenue recognized at any point in time is limited to cash received and amounts contractually due. The Company did not receive any payments and did not recognize any revenue related to the Project for the year ended December 31, 2016.

Other Agreements With Related-Parties

Refer to Note 16 below for discussion of agreements with related parties.

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

	Years Ended December 31,
	2016	2015
Numerator:
Net loss	$(26,039,550)	$(21,397,791)
Accretion of stock issuance costs	—	(35,046)
Accretion of discount on Series E warrants	—	(127,616)
Series D and E Convertible Preferred Stock dividends	—	(1,165,932)
Net loss attributable to common stockholders	$(26,039,550)	$(22,726,385)
Denominator:
Weighted-average common shares outstanding-basic and diluted	7,113,075	4,518,499
Net loss per share attributable to common stockholders, basic and diluted	$(3.66)	$(5.03)

The following outstanding options, warrants and restricted stock units were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Years Ended December 31,
	2016	2015
Options to purchase common stock	1,161,705	736,645
Common stock warrant	219,723	169,099
Restricted stock units	355,499	27,500

Note 11. Warrants

In connection with certain of its redeemable convertible preferred stock issuances, convertible debt financings and other financing arrangements, the Company has issued warrants for shares of its common stock and various issues of its redeemable convertible preferred stock.

On August 22, 2014, in connection with the Company’s entry into the Growth Term Loan (see Note 8), the Company issued to the two-lender syndicate warrants exercisable for an aggregate of 2,512,562 shares of Series E stock at a price of $0.2189 per share. The warrants provide for cashless exercise at the option of the holders, and contain provisions for the adjustment of the number of shares issuable upon the exercise of the warrant in the event of stock splits, recapitalizations, reclassifications, consolidations or dilutive issuances. In connection with the closing of the IPO in May 2015, the warrants became exercisable for an aggregate of 23,396 shares of common stock at an exercise price of $23.51 per share. The warrants expire by their terms on August 22, 2024, provided that the warrants will be automatically exercised on a cashless basis upon expiration if not previously exercised if the fair market value of a share of the common stock exceeds the per share exercise price. In connection with the funding of the Growth Term Loan B, in March 2016 the Company issued Oxford Finance LLC a common stock warrant exercisable for 45,307 shares of common stock at an exercise price of $2.759 per share, and the warrant originally issued to Silicon Valley Bank automatically became exercisable for an additional 5,317 shares of common stock at an exercise price of $23.51 per share in accordance with the terms of the Growth Term Loan.

On December 30, 2014, in connection with the Company’s Note Agreements (see Note 8) the Company agreed to issue warrants (“Convertible Note Warrants”) exercisable for an aggregate of 9,311,586 shares of Series E Stock at a price of $0.2189 per share, for aggregate consideration of $1,354 on January 15, 2015. The warrants provide for cashless exercise at the option of the holders, and contain provisions for the adjustment of the number of shares issuable upon the exercise of the warrant in the event of stock splits, recapitalizations, reclassifications, consolidations or dilutive issuances. In connection with the closing of the IPO in May 2015, the Convertible Note Warrants became exercisable for an aggregate of 144,772 shares of common stock at the IPO price of $14.00 per share. The Convertible Note Warrants expire by their terms on January 15, 2022. As the Convertible Note Warrants were issued in conjunction with and in order to establish a lending facility commitment, they were accounted for as a debt discount to be amortized over the life of the Note Agreements using the effective interest method and as a warrant liability, at fair value, as they were indexed to shares that could be redeemed for cash outside the control of the Company.

The Company’s previously outstanding Series C-1 preferred stock warrants expired upon closing of the IPO as they were not exercised prior to or contemporaneously with the closing of the IPO. As of May 11, 2015, 1,290,350 Series C-1 preferred stock warrants were forfeited and cancelled as they were not exercised prior to the IPO.

In connection with the closing of the IPO in May 2015, then outstanding Series C-2 preferred stock warrants became exercisable for an aggregate of 1,488 shares of common stock at an exercise price of $24.23 per share. These warrants expired by their terms and without exercise in December 2015.

In connection with the closing of the IPO in May 2015, the Company issued an aggregate of 6,729 shares of common stock to the holders of Series D preferred stock warrants, and received aggregate cash consideration for such exercise of $1,752.

The following table shows the warrants outstanding by series for the periods presented:

	Shares of Common Stock Underlying Warrants at December 31,
Series of Warrants	2016	2015	Exercise Price/Share ($)	Expiration Date
Series E redeemable convertible preferred stock warrants	28,713	23,396	23.51	2024
Convertible note warrants	144,772	144,772	14.00	2022
Common stock warrants	931	931	6.45	2019
Common stock warrants	45,307	—	2.76	2026

During the year ended December 31, 2015 the Company recorded a loss of $239,683 on the change in fair value of the preferred stock and convertible note warrants. The fair value of all preferred stock and convertible note warrants was updated prior to conversion at IPO, with the fair value change being charged to loss from change in stock warrant valuation in the statements of operations. There was no similar loss recorded for the year ended December 31, 2016. The preferred stock warrant liability for outstanding Series C-2, Series D and Series E warrants was reclassified to additional paid-in-capital and recorded as common stock warrants upon the closing of the IPO. As such, the fair value of the preferred stock warrant liability was $0 at both December 31, 2016 and 2015.

Note 12. Redeemable Convertible Preferred Stock

On February 4, 2014, the Company entered into the Series E Preferred Stock and Warrant Purchase Agreement (“Series E Agreement”) authorizing the sale and issuance of up to 99,132,024 shares of its Series E Stock for $0.2189 per share and warrants (“Series E Warrants”) to purchase up to an aggregate of 33,044,008 shares of Series E Stock at an exercise price of $0.001 per share. Pursuant to the Series E Agreement, up to 49,566,012 shares of Series E Stock together with Series E Warrants to purchase up to an aggregate of 16,522,004 shares of Series E Stock would be offered at one or more closings of a first tranche and the remainder of which would be offered in a second tranche.

In connection with the Series E Preferred Agreement, the Company’s authorized shares were increased to 600,000,000 shares of Common Stock and 472,083,383 shares of Preferred Stock.

On February 4, 2014, the Company issued 34,099,476 shares of Series E Stock pursuant to the Series E Agreement at a price per share of $0.2189 per share. Along with the shares of Series E Stock, one Series E Warrant was issued for every three shares of Series E Stock purchased with a purchase price of $0.0001 per Series E Warrant and an exercise price of $0.001 per share of Series E Stock for a total of 11,366,486 Series E Warrants. Each Series E Stock purchaser was required to exercise the Series E Warrant in a simultaneous transaction with the purchase of shares of Series E Stock. The Company received aggregate gross proceeds of $7,476,879 from these issuances.

On March 31, 2014, pursuant to a rights offering, the Company issued 354,062 shares of Series E Stock pursuant to the Series E Agreement at a price per share of $0.2189 per share. Along with the shares of Series E Stock, one Series E Warrant was issued for each three shares of Series E Stock purchased with a purchase price of $0.0001 per Series E Warrant and an exercise price of $0.001 per share of Series E Stock for a total of 118,017 Series E Warrants. Each Series E Stock purchaser was required to exercise the Series E Warrant in a simultaneous transaction with the purchase of shares of Series E Stock. The Company received aggregate gross proceeds of $77,634 for these issuances. The Series E Agreement provided for a second tranche on or before November 30, 2014, contingent upon the achievement of certain milestones, but was replaced by an alternative financing in the form of subordinated convertible promissory notes to be issued under the Note Agreements (see Note 8).

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

The Series D and Series E Stock liquidation preference was equal to two times the original issue price of the Series D Stock or Series E, respectively, plus any accrued but unpaid dividends whether or not declared. The Company has historically accreted up to the redemption amount and not the liquidation value, because additional amounts due under the liquidation rights was not considered probable at initial recording or as of the IPO in May 2015.

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

As of the IPO in May 2015, Series A Stock, Series B Stock, Series C-1 Stock, Series C-2 Stock, Series D Stock and Series E Stock conversion ratios were 0.030, 0.011, 0.014, 0.009, 0.009 and 0.009, respectively, after consideration of the one-for-107.39 reverse split. When converted at May 11, 2015, all of the outstanding preferred shares and cumulative accrued dividends on Series D Stock and Series E Stock were converted into 2,134,192 and 374,632 shares of Common Stock, respectively.

The Company had historically accounted for the Series E Warrants as liabilities as such warrants were indexed to shares that could be redeemed for cash outside the control of the Company. The Company allocated the total proceeds first to the Series E Warrants based on their fair value of approximately $1,890,000 and the remainder amounting to approximately $5,665,000 of the proceeds allocated to the Preferred Shares. The fair value of the Series E Warrants was estimated to approximate the fair value of the Series E Stock because of their nominal price. The amount allocated to the Series E Warrants represented a discount to the Preferred Shares and was being accreted using the effective interest method up to the redemption amount from the respective issuance date to redemption date of five years. Accretion for the years ended December 31, 2016 and 2015 was $0 and $127,616, respectively. Upon immediate exercise of the Series E Warrants, the amount recorded as warrant liability was reclassified to Preferred Shares, and issuance costs of $48,384 which had been allocated to the warrants were expensed. The Company was not accreting to the amount resulting from additional liquidation preference rights under the agreement because they were not considered probable at initial recording or at any point between then and the May 2015 IPO. The Company additionally analyzed the issuance of Series E Warrants with the Series E Stock, noting there was no resulting beneficial conversion feature. Following the IPO, all outstanding warrants previously exercisable for preferred stock became exercisable for common stock. The previously reported warrant liability associated with the convertible warrants was applied to additional paid-in-capital.

The Company’s Series D Stock and Series E Stock accrued cumulative dividends at 8% per annum on the original issue price of $0.2189, whether or not declared by the board of directors. In connection with the Company’s Growth Term Loan (see Note 8), the holders of both the Series D Stock and Series E Stock agreed to waive their rights to cash dividends. As a result, only a share dividend, based on the cumulative dividends divided by the original issue price, could be paid upon declaration by the board of directors or upon the automatic conversion of the Company’s Preferred Stock. Dividends were being accreted based on the number of days outstanding. All shares of Series D and Series E, together with accrued dividends, automatically converted into 374,632 shares of the Company’s common stock (on as converted method) in connection with the initial closing of the IPO in May 2015.

Note 13. Stockholders’ Equity (Deficit)

Common Stock

The Company amended its certificate of incorporation on May 11, 2015, to decrease the number of authorized shares from 600,000,000 to 200,000,000 shares. The 200,000,000 authorized shares of common stock have a par value of $0.001 per share. As of

December 31, 2016, 7,939,967 and 7,938,571 shares were issued and outstanding, respectively. As of December 31, 2015, 6,845,638 and 6,844,242 shares were issued and outstanding, respectively.

Each share of common stock is entitled to one vote. The shares of common stock have no preemptive or conversion rights, no redemption or sinking fund provisions, no liability for further call or assessment, and are not entitled to cumulative voting rights.

Treasury Stock

Shares of common stock repurchased by the Company are recorded as treasury stock and result in an increase of stockholders’ equity (deficit) on the balance sheets. Reacquired common shares may be retired by resolution of the board of directors and resume the status of authorized and unissued common shares. There was no new treasury stock activity for the years ended December 31, 2016 and 2015. In January 2017, the Company’s Board of Directors retired 1,396 shares of treasury stock to be returned to the status of authorized and unissued shares of the Company’s common stock.

Preferred Stock

Pursuant to the Company’s certificate of incorporation the Company has been authorized to issue 10,000,000 shares of preferred stock, each having a par value of $0.001. The preferred stock may be issued from time to time in one or more series with the authorization of the Company’s Board of Directors. The Board of Directors can determine voting power for each series issued, as well as designation, preferences, and relative, participating, optional or other rights and such qualifications, limitations or restrictions thereof.

Stock-based Compensation

The Company incurs stock-based compensation expense relating to the grants of RSUs and stock options to employees and non-employee directors and through its employee stock purchase plan. Amounts recognized in the statements of operations with respect to the Company’s stock-based compensation were as follows:

	Year Ended December 31,
	2016	2015
Selling, general and administrative	$651,034	$367,000
Research and development	195,685	38,426
Cost of revenue	56,865	—
	$903,584	$405,426

The Company initially established the 2001 Stock Option Plan (“2001 Plan”), which included incentive and nonqualified stock options and restricted stock to be granted to directors, officers, employees, consultants and others. The 2001 Plan terminated and no further awards were granted under the 2001 Plan upon the effective date of the Company’s 2011 Equity Incentive Plan (“2011 Plan”).

In February 2014, pursuant to the Series E Agreement, the number of shares reserved under the 2011 Plan was increased to 20% of the total outstanding shares of the Company calculated on a fully diluted basis. The shares reserved under the 2011 Plan were required to be kept at that percentage with each subsequent equity financing. No new equity awards may be granted under the 2011 Plan.

On May 11, 2015, 940,112 shares were reserved for issuance under the Company’s 2014 Equity Incentive Plan (“2014 Plan”), including 14,006 shares from the 2011 Plan. On January 1, 2016, an additional 273,769 shares were reserved for issuance under the 2014 Plan in accordance with the automatic annual share increase allowed for in the 2014 Plan. As of December 31, 2016, there were 96,008 shares available for issuance under the 2014 Plan.

The Company’s Board of Directors determines the option exercise price and grant date for all awards granted. The exercise price of options granted is generally equal to the estimated fair value of the Company’s common stock on the date of grant. All options granted have a ten-year term. The vesting period of options and RSUs is established by the Board of Directors but typically ranges between two and four years.

The following table summarizes stock option activity during the two-year period ended December 31, 2016:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at January 1, 2015	595,577	$3.71	7.8	$-
Granted	171,408	6.11
Exercised	(13,960)	2.5		$86,070
Forfeited	(16,380)	8.57
Balance at December 31, 2015	736,645	$4.18	7.5	$947,794
Granted	563,400	2.46
Exercised	(11,093)	2.15		$2,126
Forfeited	(70,754)	4.60
Expired/Cancelled	(56,493)	3.97
Balance at December 31, 2016	1,161,705	$3.35	7.7	$36,887
Vested and expected to vest at December 31, 2016	1,087,266	$3.36	7.6	$36,465
Exercisable at December 31, 2015	410,649	$3.55	6.3	$641,115
Exercisable at December 31, 2016	593,670	$3.46	6.4	$28,822

The weighted-average fair value of stock options granted was $1.59 and $3.61 for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, total unrecognized compensation cost related to stock option awards was approximately $932,153, which is expected to be recognized over approximately 2.3 years.

In April 2016, in connection with the severance of an employee, the Company accelerated the vesting of 8,957 unvested stock options, as well as the period following termination whereby all of the employee’s vested stock options, including those accelerated as part of the severance agreement, could be exercised for a two-year period from the termination date. As a result of this modification, the Company recorded incremental stock-based compensation expense of approximately $13,500 for the year ended December 31, 2016.

The fair value of each stock option granted has been determined using the Black-Scholes option pricing model. The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows:

	2016	2015
Fair value of common stock	$ 1.98 - 2.88	$ 4.88 - 14.64
Risk-free interest rate	1.13% - 2.08%	1.36% - 2.22%
Expected volatility	59.9% - 93.7%	60.5% - 75.0%
Expected term	4.8 to 6.2 years	5.0 to 10 years
Expected dividend yield	—%	—%

•

Expected stock-price volatility. The expected volatility assumption is derived from the volatility of the Company’s common stock in recent periods, as well as that of publicly traded industry competitors, over a period approximately equal to the expected term.

•	Risk-free interest rate. The risk-free interest rate assumption is based on observed interest rates on the date of grant with maturities approximately equal to the expected term.
•

Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

•	Expected dividend yield. The expected dividend is assumed to be zero as the Company has never paid dividends and does not anticipate paying any dividends on its common stock.

In addition to the assumptions used in the Black-Scholes option-pricing model, the Company also estimates a forfeiture rate to calculate the stock-based compensation for the Company’s stock option awards. The Company will continue to use judgment in evaluating the expected volatility, expected terms and forfeiture rates utilized for the Company’s stock-based compensation calculations on a prospective basis.

The following table summarizes RSU award activity during the two-year period ended December 31, 2016:

	Restricted Stock Units (RSU)	Weighted- Average Grant Date Fair Value Per Share
Balance at January 1, 2015	$—	$—
Granted	27,500	5.45
Vested	—	—
Forfeited	—	—
Balance at December 31, 2015	27,500	$5.45
Granted	389,761	2.43
Vested	(36,762)	2.90
Forfeited	(25,000)	2.46
Balance at December 31, 2016	355,499	$2.41
Vested and expected to vest at December 31, 2016	342,879	$2.42

The weighted-average fair value of RSUs granted was $2.43 and $5.45 for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, total unrecognized compensation cost related to RSU awards was approximately $549,744, which is expected to be recognized over approximately 9-months, primarily relating to 353,000 RSUs granted in 2016 that vest 50% on February 27, 2017 and 50% on August 28, 2017, and will be issued upon grantee satisfaction of minimum statutory employee tax withholding liabilities relating to these vested shares.

Stock Purchase Plan

In December 2015, the Board of Directors adopted a Stock Purchase Plan (the “Purchase Plan”) which allows directors, any individual deemed by the Board of Directors to be an officer for purposes of Section 16 of the Exchange Act, and anyone designated by the Board of Directors as eligible to participate in the Purchase Plan to purchase shares of the Company’s common stock from the Company at fair market value. The aggregate number of shares of common stock that may be issued under the Purchase Plan shall not exceed 250,000 shares of common stock, and a maximum of 7,500 shares of common stock may be purchased by any one participant on any one purchase date. The Board of Directors or an authorized committee must review and approve each individual request to purchase common stock under the Purchase Plan. No common stock was sold by the Company under the Purchase Plan for the year ended December 31, 2016. Cash received from the sale of common stock by the Company to eligible participants for the year ended December 31, 2015 was $20,000 which resulted in the sale of 4,184 shares of the Company’s common stock at fair market value.

2014 Employee Stock Purchase Plan

In April 2015, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan, which became effective in May 2015. Initially, the ESPP authorized the issuance of up to 110,820 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of the Company’s designated affiliates. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year, from January 1, 2016 to January 1, 2024 by the least of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 195,000 shares, or (iii) a number determined by the Company’s board of directors that is less than (i) and (ii). The ESPP enables participants to contribute up to 15% of such participant’s eligible compensation during a defined period (not to exceed 27 months) to purchase common stock of the Company. The purchase price of common stock under the ESPP is the lesser of: (i) 85% of the fair market value of a share of the Company’s common stock on the first day of an offering or (ii) 85% of the fair market value of the Company’s common stock at the applicable purchase date.

During the year ended December 31, 2016, employees purchased 39,984 shares at $1.83 per share and 39,978 shares at $2.54 per share at the end of each of the 6-month purchase periods that occurred under the plan. As of December 31, 2016, approximately 99,300 shares of the Company’s common stock were reserved for future issuance under the ESPP. The first offering under the ESPP began January 1, 2016. As such, no shares of common stock were issued under the ESPP during the year ended December 31, 2015.

The Company recognizes ESPP expense based on the fair value of the ESPP stock purchase rights, estimated for each 6-month purchase period using the Black-Scholes option pricing model. The model requires the company to make subjective assumptions, including expected stock price volatility, risk free rate of return and estimated life. The fair value of equity-based awards is amortized straight-line over the vesting period of the award. Stock-based compensation expense relating to the ESPP was $98,544 and $0 for the years ended December 31, 2016 and 2015, respectively.

The material factors incorporated in the Black-Scholes model in estimating the fair value of the ESPP awards for the periods presented were as follows:

2016
Fair value of common stock	$ 3.03 - 4.09
Risk-free interest rate	0.41% - 0.48%
Expected volatility	70.0%
Expected term	0.5 years
Expected dividend yield	—%

•	Fair value of common stock. Estimated as the price of the Company’s common stock on the first day of each offering period.
•

Expected stock-price volatility. The expected volatility assumption is derived from the average volatility of the Company’s common stock in recent periods, as well as that of publicly traded industry competitors, over a period approximately equal to the expected term.

•	Risk-free interest rate. The risk-free interest rate assumption is based on observed interest rates on the first day of the purchase period with maturities approximately equal to the expected term.
•	Expected term. The expected term represents the length of a purchase period under the ESPP.
•	Expected dividend yield. The expected dividend is assumed to be zero as the Company has never paid dividends and does not anticipate paying any dividends on its common stock.

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

Employment Agreements

The Company has entered into employment agreements or other arrangements with certain named executive officers, which provides salary continuation payments, bonuses and, in certain instances, the acceleration of the vesting of certain equity awards to individuals in the event that the individual is terminated other than for cause, as defined in the applicable agreement.

Indemnification Agreements

In the course of operating its business, the Company has entered into, and continues to enter into, separate indemnification agreements with the Company’s directors and executive officers, in addition to the indemnification provided for in the Company’s amended and restated bylaws. These agreements may require the Company to indemnify its directors and executive officers for certain expenses incurred in any action or proceeding arising out of their services as one of the Company’s directors or executive officers.

Leases

The Company leases office and laboratory space under two non-cancelable operating leases in Tucson, Arizona. The Company amended its facilities leases in August 2015 to extend the terms for approximately five years and to receive lessor approval for and establish lessee oversight of leasehold improvements by the Company (lessee) and the lessor, respectively, which improvements expanded and improved the Company’s existing research, development, operations and administration office facilities. The lease amendments included an increase of $804,000 in total monthly rent over the remaining term of the leases. The landlord constructed certain of the leasehold improvements as an incentive to extend the leases. The total cost of the improvements constructed by the landlord of $710,000 was capitalized when the construction was completed in February 2016, and is being depreciated over the remaining term of the lease agreement. The incentive of $710,000 has been recognized as deferred rent within other current liabilities and other liabilities on the balance sheets, and is being accreted at $11,833 per month over the lease term as a reduction of rent expense.

As a result of the amendments, the Company’s annual minimum facility lease payments before common area maintenance charges as of December 31, 2016 are as follows:

2017	$510,125
2018	512,533
2019	514,977
2020	517,457
2021	43,139
$2,098,231

Rent expense, including common area maintenance costs for the Company’s facilities leases was $561,293, including $130,167 of depreciation for capitalized leasehold improvements for the year ended December 31, 2016. Rent expense, including common area maintenance costs for the Company’s facility leases was $443,085 for the year ended December 31, 2015.

As of December 31, 2016, the Company also has capital lease commitments consisting of approximately $123,500 under leases for computer equipment varying in length from 36-48 months and an equipment financing arrangement of approximately $28,500 with a vendor that expires in December 2017 that have not been included in the minimum lease payments schedule above.

Product Warranty

The following is a summary of the Company’s general product warranty liability, which is included in accrued liabilities in the accompanying balance sheets for the year ended December 31, 2016:

	Years Ended December 31,
	2016	2015
Beginning balance	$20,213	$—
Cost of warranty claims	(71,404)	(545)
Warranty accrual	101,617	20,758
Ending balance	$50,426	$20,213

Prior to the third quarter of 2015, no warranty reserves were recorded by the Company.

Defined Contribution Plan

In January 2003, the Company established a defined contribution plan (“401(k) Plan”) under Internal Revenue Code section 401(k). All employees upon hire who are over the age of 21 are eligible for participation in the 401(k) Plan. The Company may make discretionary contributions to the 401(k) Plan, but has not done so during the years ended December 31, 2016 and 2015.

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

The Company applies a two-step approach to recognizing and measuring uncertain tax positions. The Company evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is “more likely than not” that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The term “more likely than not” means a likelihood of more than 50 percent. If the tax position is not more likely than not to be sustained in a court of last resort, the Company may not recognize any of the potential tax benefit associated with the position. The Company recognizes a benefit for a tax position that meets the more likely than not criterion at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon its effective resolution. Unrecognized tax benefits involve management’s judgment regarding the likelihood of the benefit being sustained. The final resolution of uncertain tax positions could result in adjustments to recorded amounts and may affect the Company’s results of operations, financial position and cash flows. The Company has not identified any uncertain tax positions at December 31, 2016 or December 31, 2015.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 31, 2016 and 2015, respectively, and has not recognized interest or penalties during the years ended December 31, 2016 and 2015, respectively, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within in the next 12 months.

The components of income tax expense are as follows:

	Years Ended December 31,
	2016	2015
Current:
Federal	$—	$—
State	10,118	10,189
Total current income tax expense	$10,118	$10,189

Deferred:
Federal	$—	$—
State	—	—
Total deferred income tax expense	$—	$—
Total income tax expense	$10,118	$10,189

The Company’s actual income tax expense for the years 2016 and 2015 differ from the expected amount computed by applying the statutory federal income tax rate of 34% to loss before income taxes as follows:

	Years Ended December 31,
	2016	2015
Computed tax (benefit) at 34%	$(8,850,007)	$(7,271,785)
State taxes, net of federal benefit	(462,609)	(918,079)
Stock-based compensation	210,367	102,699
Expiring state net operating loss ("NOL") carryforwards	94,962	(20,086)
Return to provision	248,263	(27,934)
Other	25,718	44,679
Research and development tax credit - state	(453,071)	(300,213)
Research and development tax credit - federal	(341,785)	(342,681)
Change in valuation reserve	9,538,280	8,743,589
	$10,118	$10,189

Deferred tax assets and liabilities comprise the following:

	Years Ended December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$37,114,445	$28,795,562
Research and development credits	2,132,050	1,435,314
Deferred revenue	177,683	17,396
Inventory reserve	99,583	104,182
Fixed assets and intangibles	193,833	50,128
Change in fair value of warrant liability	—	111,993
Accrued NuvoGen liability	3,176,449	3,282,756
Capitalized research and development	—	27,583
Accrued expense	351,505	—
Other	233,438	115,792
	43,478,986	33,940,706
Valuation allowance	(43,478,986)	(33,940,706)
Deferred tax asset, net	$—	$—

As of December 31, 2016, the Company has estimated federal and state NOL carryforwards of approximately $102,162,333 and $61,744,268 for federal and state income tax purposes, respectively. The Company’s federal NOLs are scheduled to expire from 2021 through 2036. The Company’s state NOLs are scheduled to expire from 2027 through 2036. The Company’s federal and state tax credit carryforwards begin expiring in 2021 and 2017, respectively. The Company’s federal NOL carryforwards have the following expiration dates:

	Year of Expiration	2016 Bonus Amount
Federal NOL carryforwards
	2021	$211,806
	2023	1,635,651
	2024	1,217,290
	2025	1,409,498
	2026	1,175,594
	2027	1,676,458
	2028	3,037,785
	2029	3,753,314
	2030	623,235
	2031	5,435,312
	2032	10,913,787
	2033	12,095,966
	2034	14,190,409
	2035	21,079,240
	2036	23,706,988
		$102,162,333

For financial reporting purposes, valuation allowances of $43,478,986 and $33,940,706 at December 31, 2016 and 2015, respectively, have been established to offset deferred tax assets relating mainly to NOLs and research and development credits. The increase in the valuation allowance of $9,538,280 for the year ended December 31, 2016 was due primarily to increased operating losses. The Company has established a valuation allowance against the entire tax asset. As a result, the Company does not recognize any tax benefit until it is in a taxpaying position and, therefore, more likely than not to realize the tax benefit. A preliminary analysis of past and subsequent equity offerings by the Company, and other transactions that have an impact on the Company’s ownership structure, concluded that the Company may have experienced one or more ownership changes under Sections 382 and 383 of the Internal Revenue Code or IRC. Provisions of the IRC place special limitations on the usage of net operating losses and credits following an ownership change. Such limitations may limit or eliminate the potential future tax benefit to be realized by the Company from its accumulated NOLs and research and development credits.

The Company files income tax returns in the United States, Arizona, California, Texas and various other state jurisdictions, with varying statutes of limitations. As of December 31, 2016, the earliest year subject to examination is 2013 for US federal tax purposes.

The earliest year subject to examination is 2012 for Arizona, California and Texas, and 2009 for the remaining state jurisdictions. However, the Company’s net operating loss carryforwards for periods ending December 31, 2001 and thereafter remain subject to examination by the United States and certain states.

Note 16. Related-Party Transactions

Merck Non-Exclusive License Agreement

In June 2012, the Company entered into a non-exclusive license agreement with Merck Sharp & Dohme Cor. (“Merck”) whereby the Company agreed to sublicense certain intellectual property related to breast cancer biomarkers with the intent to develop, manufacture and commercialize a diagnostic test utilizing this technology. Merck is an affiliate of Merck Capital Ventures, LLC, which had a 9.9% and 11.1% beneficial ownership in the Company’s common stock as of December 31, 2016 and 2015, respectively. A member of the Company’s Board of Directors, who resigned in May 2015, was an affiliate of Merck. The Company agreed to pay Merck certain contingent milestone payments between $50,000 and $1,000,000 and future royalties of 3%-6% of sales derived from such products developed that utilize the licensed technology. No amounts have been accrued or paid under this agreement as the Company has not achieved any of the milestone targets or developed any products that utilize the licensed technology.

QIAGEN Agreement

In November 2016, the Company entered a Master Assay Development, Commercialization and Manufacturing Agreement (“Governing Agreement”) with QIAGEN Manchester Limited (“QML”), a wholly owned subsidiary of QIAGEN N.V. The Governing Agreement creates a framework for QMS and the Company to combine their technological and commercial strengths to offer biopharmaceutical companies a complete NGS-based solution for the development, manufacture and commercialization of companion diagnostic assays. Under the Governing Agreement, the parties will jointly seek companion diagnostic programs with biopharmaceutical companies, QML will contract with interested biopharmaceutical companies for specified projects (each a “Project”), and QML and the Company will enter into a statement of work under the Governing Agreement, which sets forth the rights and obligations of QML and the Company with respect to each Project.

The parties’ relationship under the Governing Agreement is exclusive in the oncology field. Such exclusivity in the oncology field may be lost and become non-exclusive if certain performance targets are not met. Projects may be undertaken in non-oncology fields at each party’s discretion on a non-exclusive basis.

QML and the Company will share net profits under each statement of work, based on whether development of particular assays under a statement of work are primarily based on HTG or QML intellectual property. Each statement of work will provide additional financial terms for the corresponding Project, which terms will depend on the respective development and/or commercialization activities of the parties.

The Governing Agreement will continue for a five-year term. However, either party may terminate the agreement upon (i) the other party’s uncured material breach, bankruptcy or insolvency, (ii) specified events affecting all statements of work, or (iii) a change of control by either party. In the event a party terminates the Governing Agreement for its own change of control, a $2.0 million termination payment will be payable to the non-terminating party.

Pursuant to a stock purchase agreement, entered concurrent with the Governing Agreement, QIAGEN North American Holdings, Inc. (“QNAH”), another wholly owned subsidiary of QIAGEN N.V., purchased 833,333 shares of the Company’s common stock on November 17, 2016 at $2.40 per share, for a total purchase price of $2.0 million. QNAH agreed to purchase up to an additional $2.0 million of the Company’s common stock (subject to any applicable limitations under the rules of the NASDAQ Stock Market) upon the sale by the Company of at least $12.0 million of common or preferred stock in a financing transaction that occurs prior to May 16, 2017, or such other mutually agreeable date (a “Qualified Financing”). The price per share payable by QNAH in a second tranche closing will be equal to the price per share at which shares are sold in a Qualified Financing.

The purchase price for the shares of common stock purchased by QNAH in the first tranche closing reflected the parties’ agreement as to the fair market value of the shares. However, the portion of the purchase price per share that exceeded the most recently reported closing price of the Company’s common stock, or $175,000 in the aggregate, was attributed to the Governing Agreement and recorded as deferred revenue. This deferred revenue is being recognized on a straight-line basis over the Governing Agreement’s five-year term. For the year ended December 31, 2016, the Company recognized $4,375 of this consideration as revenue. The price QNAH will pay for the shares of the Company’s common stock to be purchased in the second tranche closing, if any, will be determined by the price paid by the other investors in the Qualified Financing, and, as such, is expected to represent fair value. Therefore, no value has been given to this financial instrument in the Company’s financial statements as of December 31, 2016.

Note 17. Subsequent Events

Notice of Potential Delisting from The NASDAQ Global Market

The Company’s common stock is currently listed on The NASDAQ Global Market under the symbol “HTGM.” On August 15, 2016, the Company received notice from NASDAQ that its stockholders’ equity as reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 did not satisfy The NASDAQ Global Market continued listing requirements. Following the Company’s submission to NASDAQ of a plan to regain compliance with the stockholders’ equity requirements in September 2016, NASDAQ granted the Company an extension until February 13, 2017 to regain compliance with the stockholders’ equity requirement. On February 14, 2017, the Company received a letter (the “Delisting Notice”) from NASDAQ stating that the Company did not regain compliance with the stockholders’ equity requirement and that, as a result, its common stock would be removed from listing unless it requested on appeal to a NASDAQ Hearings Panel. On February 21, 2017, the Company appealed the delisting determination to a NASDAQ Hearings Panel (the “Panel”), pursuant to the procedures set forth in the NASDAQ Listing Rule 5800 series. The hearing request will stay any delisting action in connection with the Delisting Notice and allow the continued listing of the Company’s common stock on The NASDAQ Global Market until the Panel renders a decision. A hearing before the Panel has been scheduled for March 30, 2017.

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

As of December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation of the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth certain information regarding our current executive officers and directors:

Name	Age	Position(s)
Executive Officers
Timothy B. Johnson	55	President and Chief Executive Officer and Director
John L. Lubniewski	53	Chief Business Officer
Patrick C. Roche, Ph.D.	64	Senior Vice President for Research and Development
Shaun D. McMeans	55	Vice President of Finance & Administration and Chief Financial Officer
Debra A. Gordon, Ph.D., J.D.	57	Vice President and Chief Legal Counsel

Non-Employee Directors
Ann F. Hanham, Ph.D. (3)	64	Chair of the Board of Directors
Harry A. George (1)	68	Director
Donnie B. Hardison (2)	66	Director
James T. LaFrance (1)(3)	58	Director
Lee McCracken (2)(3)	59	Director
Lewis J. Shuster (1)	61	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and governance committee.

Executive Officers

Timothy (TJ) B. Johnson. Mr. Johnson has served as our President and Chief Executive Officer and as a member of our board of directors since January 2008. Mr. Johnson joined us from LVC Consulting, a consulting company, where he was a partner from April 2007 to January 2008. Prior to April 2007, Mr. Johnson spent five years in leadership roles at Ventana Medical Systems, Inc. or Ventana, a medical diagnostics company, prior to its acquisition by Roche Holdings, Inc., or Roche. At Ventana, Mr. Johnson held the positions of Senior Vice President, Global Business Services, Senior Vice President, Corporate Development and Operations, and Vice President/General Manager, Operations and Lean Systems. In these roles, Mr. Johnson’s responsibilities included product technical support, worldwide marketing, corporate development, strategic planning and manufacturing. Prior to working at Ventana, Mr. Johnson had a 12-year career at Hillenbrand Industries, Inc., a global diversified industrial company, where he held several leadership roles in the corporate offices and in the Hill-Rom Division, including Vice President, Global Marketing, Vice President/General Manager, Hill-Rom AirShields, Vice President, Operations, and Vice President, Continuous Improvement and Strategic Planning. Mr. Johnson spent part of his early career at PricewaterhouseCoopers LLP, a public accounting firm. Mr. Johnson previously served on the board of directors of Kalypto Medical, Inc. and was the Industry co-chair for the Biosciences Leadership Council of Southern Arizona. He earned a B.S. in Business from Indiana University. Our board of directors believes that Mr. Johnson’s extensive executive background in general management, strategic planning and managing operations of a diagnostic company and service as our President and Chief Executive Officer qualify him to serve on our board of directors.

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

Patrick (Pat) C. Roche, Ph.D. Dr. Roche has served as our Senior Vice President for Research and Product Development since April 2014. Dr. Roche joined us from Ventana, a medical diagnostics company and member of the Roche Group and global headquarters of RTD, where he worked for 12 years and held a number of positions of increasing responsibility, including Vice President, Head Biomarker Strategy, Translational Diagnostics, from August 2009 to April 2014, and Vice President, Assay Development and Clinical Studies, from March 2007 to July 2009. In these roles, Dr. Roche was responsible for interfacing with biopharmaceutical partners in their development of targeted cancer therapeutics and facilitating the transition of biomarkers into companion diagnostics and for leading reagent product development and launching over 30 in vitro diagnostic products, including the FDA-approved c-kit and HER2 tests. Prior to working at Ventana, Dr. Roche was at the Mayo Clinic Rochester, a medical research group, where he served as Director of the Immunohistochemistry Laboratory and as Associate Professor of Laboratory Medicine and Pathology. Dr. Roche has co-authored more than 125 peer-reviewed publications and is an inventor on a number of patent filings and two issued U.S. patents. Dr. Roche received a B.S. in Biological Sciences from the University of Southern California, and a Ph.D. in Experimental Pathology from the University of Southern California, School of Medicine.

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

Debra (Deb) A. Gordon, Ph.D., J.D. Dr. Gordon has served as our Vice President and Chief Legal Counsel since June 2011. Prior to joining us, Dr. Gordon was General Counsel and Head, Patent Legal at Ventana, a medical diagnostics company and a member of the Roche Group and the global headquarters for RTD, from October 2008 to June 2011. Dr. Gordon was promoted to leadership of the Ventana legal function after serving at Ventana from February 2007 as a patent attorney supporting the assay development functions. For nearly ten years preceding Dr. Gordon’s in-house legal experiences, Dr. Gordon practiced as a business transactional attorney at the law firms Lewis and Roca LLP (now, Lewis Roca Rothgerber Christie LLP) and Perkins Coie LLP, and as an intellectual property attorney at the law firm Klarquist Sparkman LLP. Prior to law school, Dr. Gordon completed post-doctoral fellowships at Brandeis University and the University of Arizona. Dr. Gordon is an author on 13 peer-reviewed scientific publications and an inventor on two patent filings. Dr. Gordon received a B.S. in Biology and Chemistry and a M.S. in Chemistry from Western Washington University, a Ph.D. in Physiology from the University of Arizona, College of Medicine, and a J.D. with honors from the University of Arizona, James E. Rogers College of Law.

Non-Employee Directors

Ann F. Hanham Ph.D. Dr. Hanham has served on our board of directors since August 2016, and as the chair of our board of directors since March 2017. Since March 2017, Dr. Hanham has provided independent management consulting as a sole proprietor. Previously, she was the founding and managing partner of BAR Capital LLC, an investment company, a position she has held from December 2013 to March 2017. From February 2000 to November 2013, Dr. Hanham was the Managing Director and General Partner of Burrill and Company, a life science investment company. Prior to that, Dr. Hanham held positions of increasing responsibility in product development, medical affairs, and clinical and regulatory affairs at various companies, including InterMune Inc., Otsuka America Pharmaceuticals, Inc., or Otsuka, Celtrix Pharmaceuticals, Inc., or Celtrix, and Becton Dickinson and Company, or BD. InterMune, Otsuka and Celtrix are, or prior to respective acquisitions, were clinical-stage biopharmaceutical companies, and BD is a life sciences discovery and diagnostics company. Dr. Hanham currently serves on the board of directors of Endocyte, Inc. (NASDAQ: ECYT) and SCYNEXIS (NASDAQ: SCYX). Dr. Hanham received her B.Sc. degree from the University of Toronto, Canada; her M.Sc. degree, in biology, from Simon Fraser University, Canada; and her Ph.D. degree, in biology, from the University of British Columbia, Canada. Our board of directors believes that Ms. Hanham’s extensive industry and executive experience, and her experience serving on the board of directors of other public companies qualifies her to serve as the chair of our board of directors.

Harry A. George. Mr. George has served on our board of directors since 2002 and served as the chair of our board of directors from December 2007 until September 2013. Mr. George co-founded Solstice Capital, a venture capital firm, in 1995 and serves as its managing general partner. Mr. George has served as a member of the board of directors of a number of private and public companies and is currently serving on the boards of directors of Calimmune, Inc., Tempronics, Inc., Medipacs, Inc., Post.Bid.Ship, Inc., AdiCyte, Inc. and Sharklet. Mr. George is an advisor to Tech Launch Arizona and a board member of the University Venture Fund, Catapult. Additionally, Mr. George is a member of the Southern Arizona Leadership Council and serves on its board of directors and has also served on the boards of directors of Bio5 Institute, the Arizona-Sonora Desert Museum, the Tucson Museum of Art, and the Pima County Bond Advisory Committee. Prior to 1995, Mr. George was co-founder, Director, and Vice-President of Finance for Interleaf Inc., a software products company. Prior to his time at Interleaf, Mr. George was co-founder, Director and Vice President of Finance of Kurzweil Computer Products, Inc., a computer products company, which subsequently was purchased by Xerox Imaging Systems. Mr. George received an A.B. from Bowdoin College and, in 2012, received an Honorary Doctorate of Science from the University of Arizona. Also in 2012, the Arizona BioIndustry Association conferred upon Mr. George the John McGarrity Bioscience Leader of the Year Award. Our board of directors believes Mr. George’s detailed knowledge of our company and long tenure with us, together with his more than 40 years of experience serving as founder, operating officer, or investor with successful rapid growth technology-related companies qualify him to serve on our board of directors.

Donnie M. Hardison. Mr. Hardison has served on our board of directors since May 2016. In April 2016, he founded and serves as the sole proprietor of DMH Consulting, a management consulting firm. Between April 2010 and March 2016, Mr. Hardison was the President and Chief Executive Officer of Good Start Genetics, a medical device company. For more than 20 years prior to that, Mr. Hardison held a number of executive and senior management positions at companies including Laboratory Corporation of America, or LabCorp, a clinical laboratory company, Exact Sciences Corporation, a molecular diagnostics company, OnTarget, Inc., a sales and marketing consulting company, Quest Diagnostics Inc., a clinical laboratory company, SmithKline Beecham Corporation, a pharmaceutical company, and others. He currently serves on the board of directors of Seventh Sense Biosystems, a privately held medical technology company, and has served on the board of directors of several other private companies, including Good Start Genetics. He also served on the board of directors of Exact Science Corporation (NASDAQ: EXAS) from May 2000, through its initial public offering in February 2001, until August 2007. Mr. Hardison received his Bachelor of Arts degree, in political science, from the University of North Carolina, Chapel Hill. Our board of directors believes that Mr. Hardison’s broad private and public company background, his extensive executive and industry experience, his experience with newly emerging and well-established companies, and his extensive commercial and operational experience qualify him to serve on our Board of Directors.

James (Jim) T. LaFrance. Mr. LaFrance has served on our board of directors since December 2015. Mr. LaFrance has almost thirty years of diagnostic industry experience working since January 2015 as a sales, marketing, strategy development and commercial operational management consultant for LaFrance Consulting LLC, a firm he founded. He served as interim Chief Executive Officer of Vermillion, Inc. (NASDAQ: VRML), a bioanalytics service provider, from April 2014 to December 2014, where he also has served as chairman of the board of directors since December 2013. From November 2013 to March 2014, he served as a consultant in the medical diagnostics sector for his firm, LaFrance Consulting LLC. Prior to that, he was head of digital pathology and Chief Executive Officer of Omnyx, LLC for GE Healthcare from January 2012 to October 2013. From August 2009 to December 2011, he further served as a consultant in the medical diagnostics for LaFrance Consulting LLC. For eight years earlier in his career, Mr. LaFrance held a series of commercial, strategic marketing and business development leadership roles at Ventana Medical Systems (now Roche Tissue Diagnostics), or Ventana, including general management of the North American and international commercial operations. Prior to working for Ventana, Mr. LaFrance served in leadership roles in strategic marketing and business development at Bayer Diagnostics. He earned a Bachelor of Arts degree in Economics from the University of Connecticut and holds a Master’s in Business Administration from the University of Notre Dame. Our board of directors believes that Mr. LaFrance’s extensive industry and executive experience, and his experience serving on the board of directors of another public company qualify him to serve on our board of directors.

Lee McCracken. Mr. McCracken has served on our board of directors since October 2015. Mr. McCracken currently is Chairman of Global Medical and Research Technologies, a company focused on solutions for organ transplantation and regenerative medicine therapies, a position he has held since May 2016. From April 2014 to May 2016, Mr. McCracken was Chief Executive Officer of Gensignia Life Sciences, Inc. Prior to that, from April 2013 to March 2014, he served as a strategic and restructuring consultant in the regenerative medicine and diagnostic sectors in his firm, McCracken Consulting. From October 2012 to March 2013, Mr. McCracken served as the President and Chief Executive Officer of Pathwork Diagnostics, Inc., a molecular diagnostics company. From January 2012 to September 2012, he was a strategic consultant in the molecular diagnostics sector in his firm, McCracken Consulting. Beginning in 2004 through December 2011, he was the Corporate Head of Business Development and a consultant for Prometheus Laboratories Inc., a pharmaceutical and medical diagnostics company. Earlier in his career, Mr. McCracken held a number of executive positions or roles with significant responsibility at several biotechnology and therapeutics companies, including GenStar Therapeutics Corporation, CombiChem Inc., and Allergan Inc., as well as at the investment companies, 3i Capital and Union Venture. Mr. McCracken received his M.B.A. from the Anderson School of Management at the University of California, Los Angeles, his Master of Computer Science (MCS) from the University of Dayton, and his B.S. in Commerce from Santa Clara University. He currently serves as a director of several private companies including Global Medical and Research Technologies, Inc. Our board of directors believes Mr. McCracken’s extensive executive and industry experience and his broad knowledge of molecular diagnostics qualify him to serve on our board of directors.

Lewis (Lew) J. Shuster. Mr. Shuster has served on our board of directors since March 2014. In 2002, Mr. Shuster founded Shuster Capital, a strategic and operating advisor to and angel investor in life science companies, and has served as its chief executive officer since that time. From June 2003 to November 2007, Mr. Shuster served as chief executive officer of Kemia, Inc., a drug discovery and development company. From February 2000 to December 2001, Mr. Shuster held various operating executive positions at Invitrogen Corporation, a biotechnology company that merged with Applied Biosystems Inc. and became Life Technologies Corporation. Between 1994 and 1999, Mr. Shuster served as chief financial officer and other executive positions at Pharmacopeia, Inc., a drug discovery product and service company. Mr. Shuster joined Human Genome Sciences, Inc. as its first employee in September 1992 and served as its executive vice president, operations and finance until 1994. From June 2011 until December 2016, Mr. Shuster served as a member of the board of directors of Response Biomedical Corporation. From April 2010 to March 2013, Mr. Shuster served as a director of Complete Genomics, Inc., a life science company, and, from April 2011 to March 2016, as a director of Mast Therapeutics, Inc., a biopharmaceutical company. Mr. Shuster received a B.A. in Economics from Swarthmore College and an M.B.A. from Stanford University. Our board of directors believes that Mr. Shuster’s extensive executive background in strategic planning and managing rapid operations growth for multiple public and private life science companies qualify him to serve on our board of directors.

Board Composition

Our business and affairs are organized under the direction of our board of directors, which consists of eight members as of December 31, 2016. The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling and direction to our management. Our board of directors meets on a regular basis and additionally as required.

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

In accordance with the terms of our amended and restated certificate of incorporation, our board of directors is divided into three classes, as follows:

•	Class I, which consists of Mr. McCracken and Mr. LaFrance, whose terms will expire at our annual meeting of stockholders to be held in 2019;
•	Class II, which consists of Mr. George and Mr. Hardison, whose terms will expire at our annual meeting of stockholders to be held in 2017; and
•	Class III, which consists of Mr. Johnson, Mr. Shuster and Dr. Hanham, whose terms will expire at our annual meeting of stockholders to be held in 2018.

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

Board Leadership Structure

Our board of directors is currently chaired by Dr. Hanham. As a general policy, our board of directors believes that separation of the positions of chair and Chief Executive Officer reinforces the independence of the board of directors from management, creates an environment that encourages objective oversight of management’s performance and enhances the effectiveness of the board of directors as a whole. As such, Mr. Johnson serves as the President and Chief Executive Officer while Dr. Hanham serves as the chair of our board of directors but is not an officer. We expect the positions of chair of the board of directors and Chief Executive Officer to continue to be held by two individuals in the future.

Role of the Board in Risk Oversight

One of the key functions of our board of directors is informed oversight of our risk management process. The board of directors does not have a standing risk management committee, but rather administers this oversight function directly through the board of directors as a whole, as well as through various standing committees of our board of directors that address risks inherent in their respective areas of oversight. The risk oversight process includes receiving regular reports from board committees and members of senior management to enable our board to understand our risk identification, risk management and risk mitigation strategies with respect to areas of potential material risk, including operations, finance, legal, regulatory, strategic and reputational risk. In particular, our board of directors is responsible for monitoring and assessing strategic risk exposure and our audit committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee also monitors compliance with legal and regulatory requirements. Oversight by the audit committee includes direct communication with our external auditors. Our nominating and governance committee monitors the effectiveness of our corporate governance practices, including whether they are successful in preventing illegal or improper liability-creating conduct. Our compensation committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

Board Committees

Our board of directors has established an audit committee, a compensation committee and a nominating and governance committee.

Audit Committee

Our audit committee consists of Mr. Shuster, Mr. George and Mr. LaFrance. Mr. Shuster serves as the chair of our audit committee. Our board of directors has determined that each of the members of our audit committee satisfies the NASDAQ Stock Market and SEC independence requirements. The functions of this committee include, among other things:

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

Compensation Committee

Our compensation committee consists of Mr. McCracken and Mr. Hardison. Mr. McCracken serves as the chair of our compensation committee. Our board of directors has determined that each of the members of our compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, or Exchange Act, is an outside director, as defined pursuant to Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and satisfies the NASDAQ Stock Market independence requirements. None of these individuals has ever been an executive officer or employee of ours. The functions of this committee include, among other things:

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

Nominating and Governance Committee

Dr. Hanham was appointed by our board of directors to be the chair of our nominating and governance committee in August 2016 and Mr. McCracken and Mr. LaFrance are members of the committee. Our board of directors has determined that each of the members of this committee satisfies the NASDAQ Stock Market independence requirements. The functions of this committee include, among other things:

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

•	reviewing the adequacy of its charter on an annual basis; and
•	annually evaluating the performance of the nominating and governance committee.

The nominating and governance committee operates under a written charter, which the nominating and governance committee reviews and evaluates at least annually.

The nominating and governance committee will consider qualified director candidates recommended by stockholders in compliance with our procedures and subject to applicable inquiries. The nominating and governance committee’s evaluation of candidates recommended by stockholders does not differ materially from its evaluation of candidates recommended from other sources. Any stockholder may recommend nominees for director by writing to Dr. Ann F. Hanham, Ph.D., Chair of the Nominating and Governance Committee of the Board of Directors, HTG Molecular Diagnostics, Inc., 3430 E. Global Loop, Tucson, Arizona 85706, giving the name and address of the stockholder on whose behalf the submission is made, the number of Company shares that are owned beneficially by such stockholder as of the date of the submission, the full name of the proposed candidate, a description of the proposed candidate’s business experience for at least the previous five years, complete biographical information for the proposed candidate and a description of the proposed candidate’s qualifications as a director. All of these communications will be reviewed by our nominating and governance committee, for further review and consideration in accordance with this policy.

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

Based solely on our review of the copies of such forms received and the written representations from certain reporting persons, we have determined that no officer, director or 10% beneficial owner known to us was delinquent with respect to their reporting obligations as set forth in Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2016.

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

Item 11. Executive Compensation.

Our named executive officers for the year ended December 31, 2016, which consist of our principal executive officer and our two other most highly compensated executive officers as of December 31, 2016, are as follows:

•	Timothy B. Johnson, our President and Chief Executive Officer;
•	John L. Lubniewski, our Chief Business Officer; and
•	Patrick C. Roche, Ph.D., our Senior Vice President for Research and Development.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Restricted Stock Unit Awards ($) (1)	Option Awards ($) (2)	Non-equity incentive plan compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Timothy B. Johnson	2016	400,000	98,400	247,800	—	328	746,528
President and Chief Executive Officer	2015	382,952	81,750	—	120,000	647	585,349
John L. Lubniewski	2016	299,614	49,200	82,600		328	431,742
Vice President and Chief Business Officer	2015	289,604	13,625	—	70,440	647	374,316
Patrick C. Roche, Ph.D.	2016	257,250	49,200	200,600	—	328	507,378
Senior Vice President of Research & Development	2015	246,500	—	—	49,200	624	296,324

(1)

The dollar amounts in this column represent the aggregate grant date fair value of RSU awards granted in 2016 and 2015, as applicable. For further discussion of valuation assumptions, see Note 13 “Stock-based Compensation” to our financial statements included elsewhere in this Annual Report on Form 10-K.

(2)

The dollar amounts in this column represent the aggregate grant date fair value of stock option awards granted in 2016 and 2015, as applicable. These amounts have been computed in accordance with FASB ASC Topic 718, using the Black-Scholes option pricing model. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For a discussion of valuation assumptions, see Note 13 “Stock-based Compensation” to our financial statements included elsewhere in this Annual Report on Form 10-K.

(3)

Amounts shown represent annual performance-based bonuses earned for 2015. The annual performance-based bonuses earned for 2015 were paid in the form of fully vested shares of common stock granted under the 2014 Plan. As of the filing of this Annual Report, the determination of annual performance-based bonuses for 2016 has been deferred. For more information, see below under “—Annual Performance-Based Bonus Opportunity.”

(4)	Amount shown represents premiums for life, disability and accidental death and dismemberment insurance paid by us on behalf of the named executive officer.

Annual Base Salary

The base salary of our named executive officers is generally set forth in each officer’s employment letter agreement with us and periodically reviewed and adjusted as necessary by our board of directors, based on the recommendation of the compensation committee of our board of directors. The 2016 base salaries for our named executive officers, which were effective in the second quarter of 2015, were $400,000, $293,500 and $252,000, for Mr. Johnson, Mr. Lubniewski and Dr. Roche, respectively. In March 2016, the base salaries for Mr. Lubniewski and Dr. Roche were increased to $300,837.50 and $258,300, respectively.

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

Our board of directors will generally consider each named executive officer’s individual contributions towards reaching our annual corporate goals but does not typically establish specific individual goals for our named executive officers. There is no minimum bonus percentage or amount established for the named executive officers and, thus, the bonus amounts vary from year to year based on corporate and individual performance. For 2016, Mr. Johnson was eligible to receive a target bonus of up to 50% of his base salary pursuant to the terms of his employment letter agreement described below. For 2016, Mr. Lubniewski was eligible to receive a target bonus of up to 40% of his base salary pursuant to the terms of his employment letter agreement described below. For 2016, Dr. Roche was eligible to receive a target bonus of up to 40% of his base salary pursuant to the terms of his employment letter agreement described below.

The corporate goals established by our board of directors for 2016 were based upon commercial, research and development, and financial goals. Specific goals included increasing the number of biopharmaceutical company drug-development programs using HTG technology, product development milestone achievement, including new assay development, FDA submission and Project JANUS milestones, and expansion of biopharmaceutical customer relationships through collaboration agreements. The commercial goals were weighted at 30% towards overall corporate goal achievement, the research and development goals were weighted 20% towards overall corporate goal achievement, and the financial goals were weighted 50% towards overall corporate goal achievement. There was no minimum percentage of corporate goals that must be achieved to earn a bonus. No specific individual goals were established for any of our named executive officers for 2016.

In January 2017, for purposes of approving a bonus pool for non-executive officer employees, our board of directors determined that the 2016 corporate goals had been achieved at an aggregate level of 47.5%. However, in view of the Company’s financial condition, the determination and payment of bonuses for our executive officers, including our named executive officers, was deferred.

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align our interests with those of our employees and consultants, including our named executive officers. Our board of directors or any authorized committee thereof is responsible for approving equity grants, which include to date, stock options and RSUs. Vesting of the stock option and RSU awards is tied to continuous service with us and serves as an additional retention measure. Our executives generally are awarded an initial stock option grant upon commencement of employment. Additional equity awards may occur periodically to specifically incentivize executives to achieve certain corporate goals or to reward executives for exceptional performance. As of December 31, 2016, our named executive officers have been granted both stock option awards and RSUs.

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

Generally, our stock option awards vest over a four-year period subject to the holder’s continuous service to us and may be granted with an early exercise feature. Such early exercise feature allows the holder to exercise and receive unvested shares of our stock, so that the holder may have a greater opportunity for gains on the shares to be taxed at long-term capital gains rates rather than ordinary income rates. From time to time as our board of directors considers appropriate, we may grant stock options or RSUs that vest upon achievement of performance goals.

On August 26, 2016, our board of directors granted Mr. Johnson, Mr. Lubniewski and Dr. Roche RSUs for 40,000, 20,000, and 20,000 shares of our common stock, respectively, which will vest 50% on February 28, 2017 and 50% on August 28, 2017, subject to continued service by each of these individuals through that date. See “—Outstanding Equity Awards at Fiscal Year-End.”

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

Employment Letter Agreement Mr. Lubniewski. We entered into an amended and restated letter agreement with Mr. Lubniewski in December 2014 that replaced his previous letter agreement and became effective at completion of our IPO. The agreement sets forth certain agreed upon terms and conditions of employment. Under the amended and restated letter agreement, Mr. Lubniewski serves as our Chief Business Officer. Mr. Lubniewski was initially entitled to receive an annual base salary of $293,500, is eligible to receive an annual target performance bonus of up to 40% of his base salary as determined by the board of directors, and certain severance benefits, the terms of which are described below under “—Potential Payments and Benefits upon Termination or Change of Control.” Mr. Lubniewski’s base salary and target bonus percentage are subject to modification from time to time in the discretion of our board of directors or any authorized committee thereof. Effective March 1, 2016, our board of directors approved an increase to Mr. Lubniewski’s annual base salary to $300,837.50.

Employment Letter Agreement with Dr. Roche. We entered into an amended and restated letter agreement with Dr. Roche in December 2014 that replaced his previous letter agreement and became effective at completion of our IPO. The agreement sets forth certain agreed upon terms and conditions of employment. Under the amended and restated letter agreement, Dr. Roche serves as our Senior Vice President of Research and Development. Dr. Roche was initially entitled to an annual base salary of $240,000, is eligible to receive an annual target performance bonus of up to 40% of his base salary as determined by the board of directors, and certain severance benefits, the terms of which are described below under “—Potential Payments and Benefits upon Termination or Change of Control.” Dr. Roche’s base salary and target bonus percentage are subject to modification from time to time in the discretion of our board of directors or any authorized committee thereof. Effective March 1, 2016, our board of directors approved an increase to Dr. Roche’s annual base salary to $258,300.

Potential Payments and Benefits upon Termination or Change of Control

Under the terms of our named executive officers’ amended and restated letter agreements upon the executive’s termination without “cause,” or resignation for “good reason,” each as defined below, including any such termination that occurs in connection with a change of control, each of our named executive officers is eligible to receive continued base salary payments and COBRA premium payments for 12 months for Mr. Johnson and nine months for Mr. Lubniewski and Dr. Roche.

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

Each of our named executive officers holds stock options and RSUs under our equity incentive plans that were granted subject to our form of stock option and RSU agreements. A description of the termination and change of control provisions in such equity incentive plans and stock options and RSUs granted thereunder is provided below under “– Equity Benefit Plans” and the specific vesting terms of each named executive officer’s stock options and RSUs are described below under “– Outstanding Equity Awards at Fiscal Year-End.”

Outstanding Equity Awards at Fiscal Year-End

The following table presents information concerning equity awards held by our named executive officers as of December 31, 2016, granted under the 2001 Plan, the 2011 Plan and the 2014 Plan.

			Option Awards					Stock Awards
Name		Grant Date/Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Timothy B. Johnson	(1)	1/16/2008	25,048	—	—	6.44	1/16/2018	—	—	—	—
	(1)	10/23/2008	14,407	—	—	6.44	10/23/2018	—	—	—	—
	(1)	3/01/2009	4,655	—	—	4.30	3/01/2019	—	—	—	—
	(1)	3/01/2010	6,983	—	—	4.30	3/01/2020	—	—	—	—
	(1)	4/13/2010	675	—	—	4.30	4/13/2020	—	—	—	—
	(1)	10/21/2010	581	—	—	4.30	10/21/2020	—	—	—	—
	(1)	1/20/2011	675	—	—	4.30	1/20/2021	—	—	—	—
	(1)	4/26/2011	29,797	—	—	2.15	4/26/2021	—	—	—	—
	(1)	2/01/2013	18,328	—	—	2.15	2/01/2023	—	—	—	—
	(2)	8/06/2013	8,134	1,177	—	2.15	8/06/2023	—	—	—	—
	(2)	3/20/2014	32,448	10,819	—	2.15	3/19/2024	—	—	—	—
	(2)	12/29/2014	5,237	4,074	—	12.89	12/28/2024	—	—	—	—
	(2)	2/16/2016	32,812	72,188	—	2.36	2/15/2026	—	—	—	—
	(3)	8/26/2016	—	—	—	—	n/a	40,000	$89,600	—	—
John L. Lubniewski	(1)	4/26/2011	13,036	—	—	2.15	4/26/2021	—	—	—	—
	(1)	3/08/2012	2,793	—	—	2.15	3/08/2022	—	—	—	—
	(1)	2/01/2013	3,503	—	—	2.15	2/01/2023	—	—	—	—
	(2)	8/06/2013	11,396	1,640	—	2.15	8/06/2023	—	—	—	—
	(2)	3/20/2014	22,356	7,462	—	2.15	3/20/2024	—	—	—	—
	(2)	12/29/2014	2,096	1,628	—	12.89	12/29/2024	—	—	—	—
	(2)	2/16/2016	10,937	24,063	—	2.36	2/15/2026	—	—	—	—
	(3)	8/26/2016	—	—	—	—	n/a	20,000	$44,800	—	—
Patrick C. Roche, Ph.D.	(2)	3/20/2014	9,603	4,364	—	2.15	3/20/2024	—	—	—	—
	(2)	12/29/2014	1,313	1,014	—	12.89	12/29/2024	—	—	—	—
	(2)	2/16/2016	26,562	58,438	—	2.36	2/15/2026	—	—	—	—
	(3)	8/26/16	—	—	—	—	n/a	20,000	$44,800	—	—

(1)	Fully vested.
(2)

Options vest over four years as follows: 1/16 of the outstanding shares vest at the end of each calendar quarter over a period of approximately four years, subject to the individual’s continued service with us through each vesting date.

(3)	RSUs vest 50% on February 27, 2017 and 50% on August 28, 2017, subject to the individual’s continued service with us through each of those dates.

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

If a stock award granted under the 2014 Plan expires or otherwise terminates without being exercised in full, or is settled in cash, the shares of our common stock not acquired pursuant to the stock award again will become available for subsequent issuance under the 2014 Plan. In addition, the following types of shares of our common stock under the 2014 Plan may become available for the grant of new stock awards under the 2014 Plan: (1) shares that are forfeited to or repurchased by us prior to becoming fully vested; (2) shares withheld to satisfy income or employment withholding taxes; or (3) shares used to pay the exercise or purchase price of a stock award. Shares issued under the 2014 Plan may be previously unissued shares or reacquired shares bought by us on the open market. As of December 31, 2016, option awards covering an aggregate of 674,309 shares of our common stock have been granted under the 2014 Plan and were outstanding and an additional 355,499 RSU awards have been granted and remain outstanding and unvested.

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

Restricted Stock Awards. Restricted stock awards may be granted pursuant to restricted stock award agreements adopted by the plan administrator. Restricted stock awards may be granted in consideration for (1) cash, check, bank draft or money order, (2) services rendered to us or our affiliates, or (3) any other form of legal consideration. Common stock acquired under a restricted stock award may, but need not, be subject to a share repurchase option in our favor in accordance with a vesting schedule to be determined by the plan administrator. A restricted stock award may be transferred only upon such terms and conditions as set by the plan administrator. Except as otherwise provided in the applicable award agreement, restricted stock awards that have not vested may be forfeited or repurchased by us upon the participant’s cessation of continuous service for any reason.

Restricted Stock Unit Awards. Restricted stock unit awards are granted pursuant to restricted stock unit award agreements adopted by the plan administrator. RSUs may be granted in consideration for any form of legal consideration. An RSU award may be settled by cash, delivery of stock, a combination of cash and stock as deemed appropriate by the plan administrator, or in any other form of consideration set forth in the restricted stock unit award agreement. RSUs typically vest and underlying shares of common stock are delivered as outlined in the applicable RSU agreements following the grantee’s satisfaction of minimum statutory employee tax withholding requirements, where applicable. Employee RSU agreements generally provide that vesting is accelerated only in certain circumstances, that delivery of the underlying shares of common stock is conditioned on the grantee’s satisfying certain vesting conditions outlined in the award, and that the grantee’s employment continue with the Company through the vesting date. Additionally, dividend equivalents may be credited in respect of shares covered by an RSU award. Except as otherwise provided in the applicable award agreement, RSUs that have not vested will be forfeited upon the participant’s cessation of continuous service for any reason.

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

The plan administrator determines the term of stock appreciation rights granted under the 2014 Plan, up to a maximum of ten years. Unless the terms of a participant’s stock appreciation right agreement provide otherwise, if a participant’s service relationship with us or any of our affiliates ceases for any reason other than cause, disability or death, the participant may generally exercise any vested stock appreciation right for a period of three months following the cessation of service. The stock appreciation right term may be further extended in the event that exercise of the stock appreciation right following such a termination of service is prohibited by applicable securities laws. If a participant’s service relationship with us, or any of our affiliates, ceases due to disability or death, or a participant dies within a certain period following cessation of service, the participant or a beneficiary may generally exercise any vested stock appreciation right for a period of 12 months in the event of disability and 18 months in the event of death. In the event of a termination for cause, stock appreciation rights generally terminate immediately upon the occurrence of the event giving rise to the termination of the individual for cause. In no event may a stock appreciation right be exercised beyond the expiration of its term.

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

The performance goals that may be selected include one or more of the following: (1) earnings (including earnings per share and net earnings); (2) earnings before interest, taxes and depreciation; (3) earnings before interest, taxes, depreciation and amortization; (4) earnings before interest, taxes, depreciation, amortization and legal settlements; (5) earnings before interest, taxes, depreciation, amortization, legal settlements and other income (expense); (6) earnings before interest, taxes, depreciation, amortization, legal settlements, other income (expense) and stock-based compensation; (7) earnings before interest, taxes, depreciation, amortization, legal settlements, other income (expense), stock-based compensation and changes in deferred revenue; (8) earnings before interest, taxes, depreciation, amortization, legal settlements, other income (expense), stock-based compensation, other non-cash expenses and changes in deferred revenue; (9) total stockholder return; (10) return on equity or average stockholder’s equity; (11) return on assets, investment, or capital employed; (12) stock price; (13) margin (including gross margin); (14) income (before or after taxes); (15) operating income; (16) operating income after taxes; (17) pre-tax profit; (18) operating cash flow; (19) sales or revenue targets; (20) increases in revenue or product revenue; (21) expenses and cost reduction goals; (22) improvement in or attainment of working capital levels; (23) economic value added (or an equivalent metric); (24) market share; (25) cash flow; (26) cash flow per share; (27) cash balance; (28) cash burn; (29) cash collections; (30) share price performance; (31) debt reduction; (32) implementation or completion of projects or processes (including, without limitation, clinical study initiation, clinical study enrollment and dates, clinical study results, regulatory filing submissions, regulatory filing acceptances, regulatory or advisory committee interactions, regulatory approvals, and product supply); (33) stockholders’ equity; (34) capital expenditures; (35) debt levels; (36) operating profit or net operating profit; (37) workforce diversity; (38) growth of net income or operating income; (39) billings; (40) bookings; (41) employee retention; (42) initiation of studies by specific dates; (43) budget management; (44) submission to, or approval by, a regulatory body (including, but not limited to the FDA) of an applicable filing or a product; (45) regulatory milestones; (46) progress of internal research or development programs; (47) acquisition of new customers; (48) customer retention and/or repeat order rate; (49) improvements in sample and test processing times; (50) progress of partnered programs; (51) partner satisfaction; (52) timely completion of clinical studies; (53) submission of 510(k)s or pre-market approvals and other regulatory achievements; (54) milestones related to samples received and/or tests or panels run; (55) expansion of sales in additional geographies or markets; (56) research progress, including the development of programs; (57) strategic partnerships or transactions (including in-licensing and out-licensing of intellectual property); and (58) to the extent that an award is not intended to comply with Section 162(m) of the Code, other measures of performance selected by our board of directors.

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

All options granted under the 2014 Plan to our named executive officers provide that vesting and exercisability of such options will be accelerated in full following a change in control if, immediately prior to or within 12 months after the effective time of such change in control, the optionholder’s continuous service terminates due to an involuntary termination without cause or due to a voluntary termination with good reason. Several terms are specifically defined in the 2014 Plan for purposes of this “double-trigger”

provision; in particular, (i) “good reason” is generally defined as (1) a material reduction in the optionholder’s annual base salary, except pursuant to a salary reduction program affecting substantially all of our employees that does not disproportionately affect the optionholder; (2) a material reduction in the optionholder’s authority, duties or responsibilities; (3) any failure by us to continue any material benefit plan or program in which the optionholder was participating immediately prior to the change in control, or any action by us that would adversely affect the optionholder’s participation in or reduce his/her benefits under such benefit plan or program, or deprive him/her of any fringe benefit enjoyed immediately prior to the change in control, unless, taken as a whole, we provide for optionholder participation in comparable benefit plans or programs; (4) a relocation of the optionholder’s principal place of employment more than 50 miles; or (5) a material breach by us of any provision of the 2014 Plan or an option agreement under the 2014 Plan or any other material agreement between the optionholder and us concerning the terms and conditions of employment or service with us; and (ii) “cause” is generally defined as the occurrence of any of the following events: (A) the optionholder’s commission of any felony or any crime involving fraud, dishonesty or moral turpitude under the laws of the United States or any state thereof; (B) the optionholder’s attempted commission of, or participation in, a fraud or act of dishonesty against us; (C) the optionholder’s intentional, material violation of any contract or agreement between the optionholder and us or of any statutory duty owed to us; (D) the optionholder’s unauthorized use or disclosure of our confidential information or trade secrets; or (E) the optionholder’s gross misconduct.

Amendment and Termination. Our board of directors has the authority to amend, suspend, or terminate the 2014 Plan, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. No ISOs may be granted after the tenth anniversary of the date our board of directors adopted the 2014 Plan.

2011 Equity Incentive Plan

General. Our board of directors and our stockholders approved our 2011 Plan in March 2011. The 2011 Plan was subsequently amended by our board of directors and our stockholders, most recently in February 2014. The 2011 Plan is the successor to and continuation of our 2001 Plan. As of December 31, 2016, option awards under the 2011 Plan covering an aggregate of 412,715 shares of our common stock were outstanding. No additional awards will be granted under the 2011 Plan and all outstanding awards granted under the 2011 Plan that are repurchased, forfeited, expire or are cancelled will become available for grant under the 2014 Plan in accordance with its terms. Our board of directors, or a duly authorized committee thereof, has the authority to administer the 2011 Plan. Our board of directors may also delegate certain authority to one or more of our officers. The plan administrator has the authority to modify outstanding awards under our 2011 Plan, including the authority to reduce the exercise, purchase or strike price of any outstanding stock award, cancel any outstanding stock award in exchange for new stock awards, cash or other consideration, or take any other action that is treated as a repricing under generally accepted accounting principles, with the consent of any adversely affected participant.

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

2001 Stock Option Plan

Our board of directors and our stockholders approved our 2001 Plan, which became effective in February 2001. The 2001 Plan terminated and no further awards were granted under the 2001 Plan upon the effective date of the 2011 Plan. As of December 31, 2016, there were outstanding stock options under our 2001 Plan covering a total of 74,681 shares of our common stock.

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

401(k) Plan

We maintain a tax-qualified retirement plan that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. All participants’ interests in their deferrals are 100% vested when contributed. In 2016, we made no matching contributions into the 401(k) plan. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan, and all contributions are deductible by us when made.

Director Compensation

The following table sets forth in summary form information concerning the compensation that we paid or awarded during the year ended December 31, 2016 to each of our non-employee directors:

Name	Fees Earned ($)	Option Awards ($) (5)	Total ($)
Peter T. Bisgaard (4)	—	—	—
Harry A. George	40,625	30,420	71,045
Ann F. Hanham (1)	14,700	26,100	40,800
Donnie M. Hardison (2)	24,887	43,660	68,547
Mary F. Hoult (3)	25,779	—	25,779
James T. LaFrance	40,407	27,960	68,367
Lee R. McCracken	46,562	27,960	74,522
Lewis J. Shuster	48,750	30,420	79,170

(1)	Dr. Hanham’s service on our board of directors began August 29, 2016.
(2)	Mr. Hardison’s service on our board of directors began May 2, 2016.

(3)	Ms. Hoult’s service on our board of directors ended August 25, 2016.
(4)	Mr. Bisgaard waived compensation under our non-employee director compensation policy. Mr. Bisgaard resigned from our board of directors on March 2, 2017.
(5)

As of December 31, 2016, the aggregate number of shares outstanding under all options to purchase our common stock held by our non-employee directors were: Mr. George: 12,000; Mr. LaFrance: 16,000; Mr. McCracken: 16,000; Mr. Shuster: 24,569; Mr. Hardison: 16,000 and Dr. Hanham: 10,000. None of the other directors listed in the table above held any options to purchase our common stock as of December 31, 2016. The dollar amounts in this column represent the aggregate grant date fair value of stock option awards granted in 2015. These amounts have been computed in accordance with FASB ASC Topic 718, using the Black-Scholes option pricing model. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For a discussion of valuation assumptions, see Note 13 “Stock-based Compensation” to our financial statements included elsewhere in this Annual Report.

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

We implemented a compensation policy for our non-employee directors upon completion of our IPO which provided that each such non-employee director received the following compensation for service on our board of directors:

•	an annual cash retainer of $35,000;
•	an additional annual cash retainer of $5,000 for service as chair of our board of directors;
•	an additional annual cash retainer of $10,000, $5,000 and $2,500 for service as chair of our audit committee, compensation committee and nominating and governance committee, respectively;
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

In April 2016, the non-employee director compensation policy was amended and restated such that non-employee director compensation for service on our board of directors is now as follows:

•	an annual cash retainer of $35,000;
•	an additional annual cash retainer of $30,000 for service as chair of our board of directors;
•	an additional annual cash retainer of $15,000, $10,000 and $7,500 for service as the chair of our audit committee, compensation committee and nominating and governance committee, respectively;
•	an additional annual cash retainer of $7,500, $5,000 and $3,750 for service as member of our audit committee, compensation committee and nominating and governance committee, respectively;
•

an automatic annual option grant to purchase 6,000 shares of our common stock for each non-employee director serving on the board of directors on the date of each annual stockholder meeting, in each case vesting monthly in equal installments over a one-year period such that the stock option is fully vested on the first anniversary of the date of grant; and

•

upon first joining our board of directors an automatic initial option grant to purchase 10,000 shares of our common stock on the date of grant. One-third of the shares will vest twelve months after the date of grant and the remaining shares will vest monthly in equal installments over a two-year period thereafter such that the stock option is fully vested on the third anniversary of the date of grant. A director who, in the one year prior to his or her initial election to serve on the board of directors as a non-employee director, served as an employee of the company will not be eligible for an initial grant.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2016.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c )
Equity compensation plans approved by security holders:
2001 Stock Option Plan	74,681	$5.77	—
2011 Equity Incentive Plan	412,715	3.35	—
2014 Equity Incentive Plan (1)	674,309	3.08	96,008
2014 Employee Stock Purchase Plan (2)	—	N/A	99,300
Equity compensation plans not approved by security holders	—	—	—
Total	1,161,705		195,308

(1)

On January 1 of each year from January 1, 2016 through and including January 1, 2024, the number of shares authorized for issuance under the 2014 Plan is automatically increased by a number equal to 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares determined by our board of directors. On January 1, 2016, the available shares for purchase under the 2014 Plan was increased by 273,769 shares.

(2)

On January 1 of each year from January 1, 2016 through and including January 1, 2024, the number of shares authorized for issuance under our ESPP is automatically increased by a number equal to the least of: (a) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; (b) 195,000 shares; and (c) a number determined by the our board of directors that is less than the amounts set forth in the foregoing clauses (a) and (b). On January 1, 2016, the available shares for purchase under our ESPP was increased by 68,442 shares.

Principal Stockholders

The following table sets forth certain information regarding the ownership of the Company’s common stock as of February 28, 2017 by: (i) each director; (ii) each of our executive officers named in the Summary Compensation Table above; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.

The table is based upon information supplied by officers, directors and principal stockholders, Schedules 13G filed with the SEC and other sources believed to be reliable by us. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 7,938,571 shares outstanding on February 28, 2017, adjusted as required by rules promulgated by the SEC. Unless otherwise indicated, the address for each person or entity listed in the table is c/o HTG Molecular Diagnostics, Inc., 3430 E. Global Loop, Tucson, Arizona 85706.

	Common Stock Beneficially Owned
Name and address of beneficial owner	Shares	Percentage
Greater than 5% stockholders
Novo A/S (1)	1,280,185	16.0%
Turborg Havnevej 19
DK-2900 Hellerup, Denmark
S.R. One Limited (2)	1,092,781	13.7%
161 Washington Street, Suite 500
Conshohocken, PA 19428-2077
QIAGEN NV (3)	833,333	10.5%
Hulsterweg 82, 5912 PL
Venlo, The Netherlands
Merck Capital Ventures, LLC (4)	785,140	9.9%
One Merck Drive
P.O. Box 1000
Whitehouse Station, NJ 08889-0100
FMR LLC (5)	673,461	8.5%
245 Summer Street
Boston, MA 02210
Entities affiliated with Putnam Investments LLC (6)	571,209	7.2%
One Post Office Square
Boston, MA 02109
Directors and named executive officers
Timothy B. Johnson (7)	282,423	3.5%
John L. Lubniewski (8)	118,004	1.5%
Patrick C. Roche, Ph.D. (9)	84,724	1.1%
Harry A. George (10)	154,366	1.9%
Ann F. Hanham, Ph.D.	—	*
Lewis J. Shuster (11)	22,569	*
Lee McCracken (12)	9,131	*
James T. LaFrance (13)	8,572	*
Donnie M. Hardison (14)	4,000	*
All current executive officers and directors as a group (11 persons) (15)	835,030	9.9%

*	Represents beneficial ownership of less than one percent.
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

(3)	The 833,333 shares of common stock are held of record by QIAGEN North American Holdings, Inc., a wholly-owned subsidiary of QIAGEN N.V.
(4)	Includes 28,436 shares issuable upon the exercise of warrants.
(5)

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

(6)

The number of shares beneficially owned consists of (a) 543,544 shares held by Putnam Investment Management and (b) 27,665 shares held by The Putnam Advisory Company, LLC, both wholly owned subsidiaries of Putnam Investments, LLC. Putnam Investment Management is the investment adviser to the Putnam family of mutual funds and the Putnam Advisory Company, LLC is the investment adviser to Putnam’s institutional clients. Both subsidiaries have dispositive power over the shares as investment managers. In the case of shares held by the Putnam mutual funds managed by Putnam Investment Management, LLC, the mutual funds, through their boards of trustees, have voting power. Unless otherwise indicated, The Putnam Advisory Company, LLC has sole voting power over the shares held by its institutional clients. This information is based on the Schedule 13G/A filed on February 14, 2017 with the SEC.

(7)	Includes 210,210 shares that Mr. Johnson has the right to acquire from us within 60 days of February 28, 2017 pursuant to the exercise of stock options.
(8)	Includes 81,215 shares that Mr. Lubniewski has the right to acquire from us within 60 days of February 28, 2017 pursuant to the exercise of stock options.
(9)	Includes 53,810 shares that Dr. Roche has the right to acquire from us within 60 days of February 28, 2017 pursuant to the exercise of stock options.
(10)

Consists of shares beneficially owned by Solstice Capital II LP. Mr. George is the managing member of Solstice Capital and has joint voting and investment power over the shares held by Solstice Capital II LP.

(11)	Includes 22,569 shares that Mr. Shuster has the right to acquire from us within 60 days of February 28, 2017 pursuant to the exercise of stock options.
(12)	Includes 9,131 shares that Mr. McCracken has the right to acquire from us within 60 days of February 28, 2017 pursuant to the exercise of stock options.
(13)	Includes 8,572 shares that Mr. LaFrance has the right to acquire from us within 60 days of February 28, 2017 pursuant to the exercise of stock options.
(14)	Includes 4,000 shares that Mr. Hardison has the right to acquire from us within 60 days of February 28, 2017 pursuant to the exercise of stock options.
(15)

The number of shares beneficially owned consists of (a) the shares described in Notes (7) through (14), and (b) 61,022 shares beneficially owned, 90,219 shares issuable upon exercise of options within 60 days of February 28, 2017 pursuant to the exercise of stock options.

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

The following sections summarize transactions since January 1, 2014 to which we have been a party, in which the amount involved in the transaction exceeded the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation” and “Director Compensation.”

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

The participants in these preferred stock financings included the following executive officers, directors and holders of more than 5% of our capital stock:

Participants	Series E Preferred Stock (1)
Executive Officers and Directors
Timothy B. Johnson	60,910
John L. Lubniewski	76,138
Shaun D. McMeans	152,276
Debra A. Gordon	7,646
James R. Weersing (2)	609,106
5% or Greater Stockholders
Novo A/S	15,227,653
S.R. One, Limited	15,227,653
Merck Capital Ventures, LLC	7,613,826
Entities affiliated with Fletcher Spaght Associates	6,091,062

(1)	Includes the shares of Series E preferred stock issued to the participant upon exercise of the Series E preferred stock warrants issued in the financing.
(2)	Mr. Weersing served on our board of directors until April 2015. Mr. Weersing participated in the financings through his affiliated family trust.

Certain of our former directors were affiliated with the investors that participated in the preferred stock financings described above, as indicated in the table below:

Director	Principal Stockholder
Peter T. Bisgaard (1)	Novo A/S
Simeon J. George, M.D. (2)	S.R. One Limited
Mary F. Hoult (3)	Fletcher Spaght Associates
Larry Senour (4)	Merck Capital Ventures, LLC

(1)Mr. Bisgaard resigned from our board of directors in March 2017.

(2)Dr. George resigned from our board of directors in October 2015.

(3)Ms. Hoult’s service on our board of directors ended in August 2016.

(4)Mr. Senour resigned from our board of directors in May 2015.

Convertible Note and Warrant Financings

In December 2014, we entered into two separate note and warrant purchase agreements, or collectively, the 2014 note purchase agreements, with certain of our existing investors, including beneficial owners of more than 5% of our capital stock and certain entities affiliated with members of our board of directors. The first note and warrant purchase agreement, or the first note purchase agreement, provided for the sale and issuance by us of up to an aggregate of $7.3 million in principal amount of convertible notes in a series of closings, each of which were to be approved by the unanimous vote or written consent of those members of our board of directors who were not an affiliate of any of the investors under such agreement. The second note and warrant purchase agreement, or the second note purchase agreement, provided for the sale and issuance by us of up to an aggregate of $6.2 million in principal amount of convertible notes in a series of closings, each of which were to be approved by (i) our board of directors, including a majority of the directors elected by the holders of our Series E preferred stock, and (ii) investors whose purchase amount for such closing equaled or exceeded 50% of the aggregate principal amount of notes to be sold at such closing. Notes issued under the 2014 note purchase agreements accrued interest at a rate of 8% per annum, compounded annually, and became due and payable on March 31, 2016, subject to their earlier conversion in the event we completed an initial public offering in which we received gross offering proceeds of at least $20.0 million from the sale of shares to investors who were not holders of our securities, or a qualified initial public offering, or a private placement of our preferred stock (whether in one single transaction or several tranches) resulting in aggregate gross proceeds of at least $20.0 million from sales of securities to investors who were not holders of our securities, or a qualified private placement of our equity securities. The number of shares into which the notes may be converted, common shares in the case of a qualified initial public offering or preferred shares in the case of a qualified private placement, was equal to the outstanding principal and accrued interest divided by the price per share paid by investors purchasing such newly issued equity securities. Certain provisions of the first note purchase agreement terminated (including the investors’ obligations to purchase notes thereunder) immediately prior to the earlier to occur of the closing of (i) a qualified initial public offering or (ii) a qualified private placement and certain provisions of the second note purchase agreement terminated (including the investors’ obligations to purchase notes thereunder) immediately prior to the earlier to occur of (x) the time at which a registration statement covering a public offering of our securities under the Securities Act of 1933, as amended, becomes effective or (y) the initial closing of a qualified private placement. Such provisions of the 2014 note purchase agreements (including the investors’ obligations to purchase notes thereunder) terminated in connection with the closing of our IPO in May 2015. In February, March and April 2015, we issued an aggregate of $4.5 million in principal amount of the 2015 notes to investors in three closings under the first note purchase agreement. There were no draws under the second note purchase agreement prior to our IPO in May 2015.

In January 2015, in connection with the 2014 note purchase agreements, we issued warrants, or the 2015 warrants, which were initially exercisable for an aggregate of 9,311,586 shares of our Series E preferred stock at an exercise price of $0.2189 per share. In connection with the closing of our IPO, the 2015 warrants became exercisable for an aggregate of 144,772 shares of our common stock at an exercise price of $14.00 per share.

The participants in these convertible note and warrant financings included the following holders of more than 5% of our capital stock:

Participants	Shares of Series E Preferred Stock Underlying 2015 Warrants	Aggregate Principal Amount of 2015 Notes (in thousands) (1)
Directors
James R. Weersing	51,126	—
5% or Greater Stockholders
Novo A/S	3,184,170	1,535
S.R. One, Limited	2,784,593	1,535
Merck Capital Ventures, LLC	1,818,681	768
Entities affiliated with Fletcher Spaght Associates	1,358,988	614
(1) Includes amounts purchased in note closings in February, March and April 2015.

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

Item 14. Principal Accounting Fees and Services.

The following table summarizes the fees of BDO USA, LLP, our independent registered public accounting firm, for 2016 and 2015.

	December 31,
	2016	2015
Fee Category
Audit fees (1)	$297,997	$420,471
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$297,997	$420,471

(1)

Audit fees consist of fees for professional services provided primarily in connection with the audit of our annual financial statements, review of our quarterly financial statements and our initial public offering in 2015.

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

Item 16. Form 10-K Summary.

          Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HTG Molecular Diagnostics, Inc.

Date: March 23, 2017	By:	/s/ Timothy B. Johnson
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Timothy B. Johnson Timothy B. Johnson	President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	March 23, 2017

/s/ Shaun D. McMeans Shaun D. McMeans	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2017

/s/ Ann F. Hanham Ann F. Hanham	Chair of the Board of Directors	March 23, 2017

/s/ Harry A. George Harry A. George	Member of the Board of Directors	March 23, 2017

/s/ James T. LaFrance James T. LaFrance	Member of the Board of Directors	March 23, 2017

/s/ Lee R. McCracken Lee R. McCracken	Member of the Board of Directors	March 23, 2017

/s/ Lewis J. Shuster Lewis J. Shuster	Member of the Board of Directors	March 23, 2017

/s/ Donnie M. Hardison	Member of the Board of Directors	March 23, 2017
Donnie M. Hardison

Exhibit Index

Exhibit Number	Description

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

10.6+

HTG Molecular Diagnostics, Inc. Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Quafterly Report on Form 10-Q, filed with the SEC on August 9, 2016).

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

10.14*

First Amendment to Lease Agreement (Suite 100 – Administration), dated August 4, 2015, by and between Pegasus Properties, L.P. and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2015).

10.15*

First Amendment to Lease Agreement (Suite 300 – Laboratory), dated August 4, 2015, by and between Pegasus Properties, L.P. and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2015).

10.16

Loan and Security Agreement, dated August 22, 2014, by and among the Registrant, Oxford Finance LLC and Silicon Valley Bank (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-201313), originally filed with the SEC on December 30, 2014).

10.17

First Amendment to Loan and Security Agreement and First Amendment to Disbursement Letter, dated August 4, 2015, by and between Registrant, Oxford Finance LLC and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2015).

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

10.20

HTG Molecular Diagnostics, Inc. Amended and Restated Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2016).

10.21*

Authorization, Supply, and Regulatory Authorization Agreement, dated March 16, 2016, by and between HTG Molecular Diagnostics, Inc. and Life Technologies Corporation (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 21, 2016).

10.22

Second Amendment to Loan and Security Agreement, dated June 1, 2016, by and between Registrant, Oxford Finance LLC and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2016).

10.23*	Master Assay Development, Commercialization and Manufacturing Agreement, dated November 16, 2016, by and between Registrant and QIAGEN Manchester Limited.

10.24	Stock Purchase Agreement, dated November 16, 2016, by and between Registrant and QIAGEN North American Holdings, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	We have requested confidential treatment for certain portions of this agreement. Omitted portions have been filed separately with the SEC.
+	Indicates management contract or compensatory plan.