Form 10-Q
period 2017-03-31
HTG MOLECULAR DIAGNOSTICS, INC
filed 2017-05-15
CIK 1169987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if he registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2017, the registrant had 9,525,814 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

HTG Molecular Diagnostics, Inc.

Condensed Balance Sheets

	March 31,	December 31,
	2017	2016
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,767,780	$7,507,659
Short-term investments available-for-sale, at fair value	2,610,828	4,304,901
Accounts receivable	1,196,129	1,377,441
Inventory, net of allowance of $274,130 at March 31, 2017 and $270,307 at December 31, 2016	1,255,428	1,511,053
Prepaid expenses and other	368,563	433,328
Total current assets	8,198,728	15,134,382

Deferred offering costs	115,062	49,630
Property and equipment, net	3,083,793	3,270,197
Total assets	$11,397,583	$18,454,209

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,193,217	$761,663
Accrued liabilities	1,281,947	1,670,286
Deferred revenue	255,477	335,659
NuvoGen obligation - current	557,634	604,751
Term loan payable - current	6,527,795	6,389,782
Other current liabilities	241,274	258,850
Total current liabilities	10,057,344	10,020,991
Term loan payable - non-current, net of discount and debt issuance costs	3,827,095	5,389,137
NuvoGen obligation - non-current, net of discount	7,914,597	8,017,356
Other non-current liabilities	560,772	619,587
Total liabilities	22,359,808	24,047,071
Commitments and Contingencies
Stockholders’ deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2017 and December 31, 2016, 8,060,687 shares issued and outstanding, at March 31, 2017, 7,939,967 and 7,938,571 shares issued and outstanding, respectively, at December 31, 2016	8,059	7,938
Additional paid-in-capital	110,452,770	110,081,334
Treasury stock, 0 shares as of March 31, 2017 and 1,396 shares as of December 31, 2016	—	(75,000)
Accumulated other comprehensive loss	(736)	(1,090)
Accumulated deficit	(121,422,318)	(115,606,044)
Total stockholders’ deficit	(10,962,225)	(5,592,862)
Total liabilities and stockholders' deficit	$11,397,583	$18,454,209

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Product	$541,144	$600,190
Service	830,025	265,042
Total revenue	1,371,169	865,232
Cost of revenue	1,295,302	843,470
Gross margin	75,867	21,762

Operating expenses:
Selling, general and administrative	4,238,467	4,693,708
Research and development	1,267,063	1,994,101
Total operating expenses	5,505,530	6,687,809
Operating loss	(5,429,663)	(6,666,047)

Other income (expense):
Interest expense	(398,420)	(392,457)
Interest income	12,089	35,479
Total other income (expense)	(386,331)	(356,978)
Net loss before income taxes	(5,815,994)	(7,023,025)
Provision for income taxes	280	3,399
Net loss	$(5,816,274)	$(7,026,424)
Net loss per share, basic and diluted	$(0.73)	$(1.02)
Shares used in computing net loss per share, basic and diluted	7,971,097	6,885,522

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(5,816,274)	$(7,026,424)
Other comprehensive income, net of tax effect:
Unrealized gain on short and long-term investments	354	39,351
Comprehensive loss	$(5,815,920)	$(6,987,073)

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Statement of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Loss	Deficit	Deficit
Balance at January 1, 2017	7,938,571	$7,938	$110,081,334	$(75,000)	$(1,090)	$(115,606,044)	$(5,592,862)
Exercise of stock options	13,116	13	35,010	—	—	—	35,023
Stock-based compensation expense	—	—	396,537	—	—	—	396,537
Vesting of restricted stock units	109,000	109	—	—	—	—	109
Employee stock purchase plan	—	—	14,888	—	—	—	14,888
Retirement of treasury stock	—	(1)	(74,999)	75,000	—	—	—
Net loss	—	—	—	—	—	(5,816,274)	(5,816,274)
Unrealized gain on investments	—	—	—	—	354		354
Balance at March 31, 2017	8,060,687	$8,059	$110,452,770	$-	$(736)	$(121,422,318)	$(10,962,225)

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(5,816,274)	$(7,026,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	296,045	357,023
Accretion of discount on NuvoGen obligation	50,124	52,082
Provision for excess inventory	192,427	30,542
Amortization of Growth Term Loan discount and issuance costs	122,583	102,979
Stock-based compensation expense	396,646	170,048
Employee stock purchase plan expense	14,888	—
Accretion of incentive from landlord	(35,500)	(23,666)
Accrued interest on available-for-sale securities investments	(5,573)	(7,288)
Changes in operating assets and liabilities:
Accounts receivable	181,312	141,680
Inventory	63,198	(195,203)
Prepaid expenses and other	64,765	119,538
Deferred offering costs	10,830	—
Accounts payable	311,036	714,361
Accrued liabilities	(388,339)	(537,061)
Deferred revenue	(93,874)	(22,028)
Net cash used in operating activities	(4,635,706)	(6,123,417)
Investing activities
Purchase of property and equipment	(65,385)	(220,570)
Sales, redemptions and maturities of available-for-sale securities	1,700,000	3,000,000
Net cash provided by investing activities	1,634,615	2,779,430
Financing activities
Proceeds from Growth Term Loan	—	5,000,000
Payments on Growth Term Loan	(1,546,612)	—
Payments on capital leases	(27,199)	(27,300)
Proceeds from exercise of stock options	35,023	—
Payments on NuvoGen obligation	(200,000)	—
Net cash provided by (used in) financing activities	(1,738,788)	4,972,700
Increase (decrease) in cash and cash equivalents	(4,739,879)	1,628,713
Cash and cash equivalents at beginning of period	7,507,659	3,293,983
Cash and cash equivalents at end of period	$2,767,780	$4,922,696
Noncash investing and financing activities
Allocation of term loan B warrant discount	$—	$122,460
Fixed asset purchases payable and accrued at period end	44,256	1,030,174
Deferred offering costs payable and accrued at period end	76,262	—
Stock issued for settlement of accrued bonus	—	(364,910)
Purchase of property and equipment under capital lease	—	176,360
Incentive from landlord	—	710,000
Retirement of treasury stock	75,000	—
Supplemental cash flow information
Cash paid for interest	$225,713	$237,397

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

The Company operates in one segment and its customers are primarily located in the United States. For the three months ended March 31, 2017 and 2016, approximately 18% and 11%, respectively, of the Company’s revenue was generated from sales to customers located outside of the United States.

Note 2. Basis of Presentation

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect the accounts of the Company as of March 31, 2017 and for the quarters ended March 31, 2017 and 2016. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The accompanying interim unaudited, condensed financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and the results of its operations and cash flows, as of and for the periods presented. The unaudited condensed balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for annual financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2017.

Going Concern

The Company implemented the criteria of Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, in the first quarter of 2016. In accordance with this guidance, management has assessed the Company’s ability to continue as a going concern within one year of the filing date of this Quarterly Report on Form 10‑Q with the SEC in May 2017. The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the Company has had recurring operating losses and negative cash flows from operations since its inception and has an accumulated deficit of approximately $121.4 million as of March 31, 2017. As of March 31, 2017, the Company had available cash, cash equivalents and short-term investments (classified as available-for-sale securities) of approximately $5.4 million, and had current liabilities of approximately $10.1 million plus an additional $12.3 million in long-term liabilities primarily attributable to its term loan agreement and to an obligation to NuvoGen. During the second quarter of 2017, the Company raised $9.6 million in net proceeds through May 12, 2017 under a sales agreement entered into with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) in April 2017 (see Note 15). After considering the net proceeds raised under the sales agreement with Cantor Fitzgerald, and without assuming any additional sales that may be made under the sales agreement with Cantor Fitzgerald, management believes that the Company’s existing resources will be sufficient to fund the Company’s planned operations and expenditures through the end of the third quarter of 2017. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that may result from the outcome of these uncertainties.

The Company will need to raise additional capital to fund its operations until its revenue reaches a level sufficient to provide for self-sustaining cash flows. There can be no assurance that additional capital will be available on acceptable terms, or at all, or that the Company’s revenue will reach a level sufficient to provide for self-sustaining cash flows. If sufficient additional capital is not available as and when needed, the Company may have to delay, scale back or discontinue one or more product development programs, curtail its commercialization activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize independently, cease operations altogether, pursue a sale of the Company at a price that may result in up to a total loss on investment for its stockholders, file for bankruptcy or seek other protection from creditors, or liquidate all assets. In addition, if the Company defaults under its term loan agreement, its lenders could foreclose on its assets, including substantially all of its cash and short-term investments which are held in accounts with its lenders.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include revenue recognition, stock-based compensation expense, the resolution of uncertain tax positions, income tax valuation allowances, recovery of long-lived assets, inventory obsolescence and inventory valuation. Actual results could materially differ from those estimates.

Fair Value of Financial Instruments

The carrying value of financial instruments classified as current assets and current liabilities approximate fair value due to their liquidity and short-term nature. Investments that are classified as available-for-sale are recorded at fair value, which was determined using quoted market prices, broker or dealer quotations or alterative pricing sources with reasonable levels of transparency. The Company’s asset-secured growth capital term loan with Oxford Finance, LLC and Silicon Valley Bank (the “Growth Term Loan”) and its obligation to NuvoGen Research, LLC. (“NuvoGen”) are considered financial instruments. However, the Company is unable to reasonably determine the fair value of these obligations.

Concentration Risks

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents, available‑for‑sale debt securities and uncollateralized accounts receivable. The Company maintains the majority of its cash balances in the form of cash deposits in bank checking and federally secured government money market accounts in amounts in excess of federally insured limits. Management believes, based upon the quality of the financial institution, that the credit risk with regard to these deposits is not significant.

The Company sells its instruments, consumables, sample processing services, custom panel design services and contract research services primarily to biopharmaceutical companies, academic institutions and molecular labs. The Company routinely assesses the financial strength of its customers and credit losses have been minimal to date.

The Company had product revenue consisting of revenue from the sale of instruments and consumables for the three months ended March 31, 2017 and 2016, as follows:

	Three Months Ended March 31,
	2017	2016
Instruments	$22,579	$79,181
Consumables	518,565	521,009
Total product revenue	$541,144	$600,190

The Company had service revenue consisting of revenue from custom assay development and sample processing for the three months ended March 31, 2017 and 2016, as follows:

	Three Months Ended March 31,
	2017	2016
Custom assay development	$81,287	$—
Sample processing	748,738	265,042
Total service revenue	$830,025	$265,042

The Company’s top three customers accounted for 21%, 20% and 17% of the Company’s total revenue for the three months ended March 31, 2017, compared with 32%, 22% and 9% for the three months ended March 31, 2016.

The top two customers accounted for approximately 24% and 21% of the Company’s accounts receivable as of March 31, 2017, compared with approximately 28% and 15% as of December 31, 2016.

The Company currently relies on a single supplier to supply a subcomponent used in the HTG EdgeSeq processors and a second supplier to provide raw materials used in its HTG EdgeSeq proprietary assays. A loss of either of these suppliers could significantly delay the delivery of products or the completion of services to be performed by our VERI/O laboratory, which in turn would materially affect the Company’s ability to generate revenue.

Recently Adopted Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory. The standard requires inventory within the scope of the ASU to be measured using the lower of cost and net realizable value. The changes apply to all types of inventory, except those measured using LIFO or the retail inventory method, and are intended to more clearly articulate the requirements for the measurement and disclosure of inventory and to simplify the accounting for inventory by eliminating the notions of replacement cost and net realizable value less a normal profit margin. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. The Company adopted this guidance prospectively for the fiscal year beginning January 1, 2017. The Company previously measured its inventory at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method. The adoption of the guidance did not have a material impact on the Company’s condensed financial statements.

In April 2016, the FASB issued ASU No. 2016-09, Share-Based Payment: Simplifying the Accounting for Share-Based Payments. The standard addresses several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. The Company adopted this guidance effective January 1, 2017. Excess tax benefits recorded upon adoption of this standard are not material to the condensed balance sheets. The elimination of the APIC pool affects the treasury stock method used to calculate weighted average shares outstanding; however, the impact was not material. We elected to change our policy surrounding forfeitures, and beginning January 1, 2017, the Company no longer estimates the number of awards expected to be forfeited but rather accounts for them as they occur. The Company was required to implement this portion of the guidance using a modified retrospective approach. However, the cumulative adjustment was not material to additional paid-in capital and, as such, was not recorded. Other provisions of ASU 2016-09 had no impact on the Company’s condensed financial statements.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.

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

The new revenue standard and the standards that amend it will be effective for public entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is in the initial stages of evaluating the effect of adoption of ASU 2014-09 on its financial statements and continues to evaluate the available transition methods. The Company has begun assessing the standard as it will pertain to its collaborative arrangements with multiple deliverables, which includes performing a detailed review of its existing key contracts and comparing historical accounting policies and practices to the new standard. The Company will continue its evaluation of the standards update through the date of adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). Under this standard, which applies to both lessors and lessees, lessees will be required to recognize for all leases (except for short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The effect of adoption of this standard on our financial statements will depend on the leases existing at January 1, 2018. Based on the Company’s preliminary assessment of its office and equipment leases that are in place as of March 31, 2017, however, and considering the practical expedients, the Company expects that adoption of ASU 2016‑02 will not have a material effect on its statements of operations, will result in a gross-up on its balance sheets of less than $3.0 million relating to office and equipment leases and will have no effect on its statements of cash flows. The Company will continue to assess the new guidance and its potential applicability to the other existing agreements, or to new agreements that it may enter into subsequent to March 31, 2017, through the date of adoption.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which requires the measurement of expected credit losses for financial instruments carried at amortized cost held at the reporting date based on historical experience, current conditions and reasonable forecasts. The updated guidance also amends the current other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The standard will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The effect of adoption will depend on the financial instruments held by the Company at the time. Based on the instruments currently held, however, the Company does not believe the adoption of this standard will have a significant impact on its financial statements, given the high credit quality of the obligors to its available-for-sale debt securities and its limited history of bad debt expense relating to trade accounts receivable.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. When considering the activity within the Company’s statements of cash flow as of the three months ended March 31, 2017 and 2016, the Company does not believe the adoption of this standard will have a significant impact on its financial statements.

Note 3. Inventory

Inventory, net of allowance, consisted of the following as of the date indicated:

	March 31,	December 31,
	2017	2016
Raw materials	$1,101,821	$1,222,437
Work in process	3,761	1,762
Finished goods	423,976	557,161
Total gross inventory	1,529,558	1,781,360
Less inventory allowance	(274,130)	(270,307)
	$1,255,428	$1,511,053

For the three months ended March 31, 2017 and 2016, the Company recorded net increases in the inventory reserve of $3,823 and $18,237, respectively, to adjust for estimated shrinkage and obsolescence. For the three months ended March 31, 2017 and 2016, increases to the inventory reserve of $192,427 and $30,542 have been included in the cost of revenue, respectively.

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

Financial assets and liabilities measured at fair value are classified in their entirety in the fair value hierarchy, based on the lowest level input significant to the fair value measurement. The following table classifies the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016, respectively, in the fair value hierarchy:

	Balance at March 31, 2017
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$2,134,721	$—	$—	$2,134,721
Investments available-for-sale at fair value
U.S. government obligations	$1,302,320	$—	$—	$1,302,320
Corporate debt securities	$—	$1,308,508	$—	$1,308,508
Total	$3,437,041	$1,308,508	$—	$4,745,549

	Balance at December 31, 2016
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$6,443,102	$—	$—	$6,443,102
Investments available-for-sale at fair value
U.S. government obligations	$1,300,663	$—	$—	$1,300,663
Corporate debt securities	$—	$3,004,238	$—	$3,004,238
Total	$7,743,765	$3,004,238	$—	$10,748,003

There are no other financial instruments subject to fair value measurement on a recurring basis. Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2017.

Level 1 instruments include investments in federally secured government money market funds and U.S. Treasuries. These instruments are valued using quoted market prices for identical unrestricted instruments in active markets. The Company defines active markets for debt instruments based on both the average daily trading volume and the number of days with trading activity. Level 2 instruments include corporate debt securities. Valuations of Level 2 instruments can be verified to quoted prices, recent trading activity for identical or similar instruments, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. Consideration is given to the nature of the quotations (e.g., indicative or firm) and the relationship of recent market activity to the prices provided from alternative pricing sources.

Fair values of these assets are based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not adjust any of the valuations received from these third parties with respect to any of its Level 1 or 2 securities for the periods ended March 31, 2017 or December 31, 2016.

Note 5. Available for Sale Securities

The Company’s portfolio of available-for-sale securities consists of U.S. Treasuries and high credit quality corporate debt securities. The following is a summary of the Company’s available-for-sale securities at March 31, 2017 and December 31, 2016:

	March 31, 2017
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
U.S. Treasury securities	$1,302,498	$-	$(178)	$1,302,320
Corporate debt securities	1,309,066	—	(558)	1,308,508
Total available-for-sale securities	$2,611,564	$-	$(736)	$2,610,828

	December 31, 2016
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
U.S. Treasury securities	$1,300,151	$512	$—	$1,300,663
Corporate debt securities	3,005,840	—	(1,602)	3,004,238
Total available-for-sale securities	$4,305,991	$512	$(1,602)	$4,304,901

The net adjustment to unrealized holding gains on available-for-sale securities, net of tax in other comprehensive income totaled $354 and $39,351 and for the three months ended March 31, 2017 and 2016, respectively.

Contractual maturities of debt investment securities at March 31, 2017 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Under
	1 Year	1 to 2 Years	Total
U.S. Treasury securities	$1,302,320	$—	$1,302,320
Corporate debt securities	1,308,508	—	1,308,508
Total available-for-sale securities	$2,610,828	$—	$2,610,828

The following table shows the gross unrealized losses and fair values of the Company’s investments that have unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2017:

	Under 1 Year		1 to 2 Years		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$1,302,320	$(178)	$—	$—	$1,302,320	$(178)
Corporate debt securities	—	—	1,308,508	(558)	1,308,508	(558)
Total available-for-sale securities with unrealized losses	$1,302,320	$(178)	$1,308,508	$(558)	$2,610,828	$(736)

For debt securities, the Company determines whether it intends to sell or if it is more likely than not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. The Company conducts a regular assessment of its debt securities with unrealized losses to determine whether securities have other-than-temporary impairment considering, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, market conditions and whether the Company intends to sell or it is more likely than not that the Company will be required to sell the debt securities. The Company did not have any other-than-temporary impairment in its available-for-sale securities at March 31, 2017 or December 31, 2016.

Note 6. Property and Equipment

Property and equipment, net, consists of the following:

	March 31,	December 31,
	2017	2016
Office equipment	$461,690	$447,580
Leasehold improvements	1,847,378	1,847,378
Laboratory and manufacturing equipment	2,732,841	2,659,621
Field equipment	131,096	131,096
Software	150,452	150,451
Construction in progress	199,273	176,963
	5,522,730	5,413,089
Less: accumulated depreciation and amortization	(2,438,937)	(2,142,892)
	$3,083,793	$3,270,197

Depreciation and leasehold improvement amortization expense was $296,045 and $357,023 for the three months ended March 31, 2017 and 2016, respectively.

Note 7. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2017	2016
Employee compensation and benefits	$750,760	$1,088,773
Employee compensation for future absences	201,381	173,533
Interest	71,535	82,591
Professional fees	39,145	79,029
Other	219,126	246,360
	$1,281,947	$1,670,286

Note 8. Debt Obligations

Growth Term Loan

There have been no significant modifications to the terms and conditions of the Growth Term Loan since the disclosures made in the Company’s Annual Report on Form-10K, filed with the SEC on March 23, 2017. The remaining principal repayments due under the Growth Term Loan as of March 31, 2017 are as follows for each fiscal year:

2017	$4,843,170
2018	5,163,821
Total Growth Term Loan payments	10,006,991
Less discount and deferred financing costs	(203,380)
Plus final fee premium	551,279
Total Growth Term Loan, net	$10,354,890

Note 9. Other Agreements

NuvoGen Obligation

There have been no significant modifications to the terms and conditions of the Company’s NuvoGen obligation since the disclosures made in the Company’s Annual Report on Form 10-K, filed with the SEC on March 23, 2017. The minimum remaining payments due to NuvoGen at March 31, 2017 are as follows for each fiscal year, although actual payments could be significantly more than provided in the table in 2018 and beyond, to the extent that 6% of revenue exceeds $400,000:

2017	$600,000
2018	400,000
2019	400,000
2020	400,000
2021	400,000
2022 and beyond	6,298,743
Total NuvoGen obligation payments	8,498,743
Less discount	(26,512)
Total NuvoGen obligation, net	$8,472,231

Development Agreements

There have been no significant modifications or financial events relating to the development agreements entered into by the Company in prior periods with Illumina, Inc., Invetech PTY Ltd., and Life Technologies Corporation since the disclosures made by the Company in its Annual Report on Form 10-K, filed with the SEC on March 23, 2017.

Collaboration Agreements

There have been no significant modifications or financial events relating to the previously disclosed collaboration agreements entered into by the Company with Bristol-Myers Squibb and with Merck KGaA since disclosures made by the Company in its Annual Report on Form 10‑K, filed with the SEC on March 23, 2017.

Other Agreements with Related Parties

Refer to Note 14 for discussion of agreements with related parties.

Note 10. Net Loss Per Share

Net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock or common stock equivalents outstanding. Accordingly, the numerator and the denominator used in computing both basic and diluted net loss per share for each period are the same. The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for the periods presented:

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss	$(5,816,274)	$(7,026,424)
Denominator:
Weighted-average shares outstanding-basic and diluted	7,971,097	6,885,522
Net loss per share, basic and diluted	$(0.73)	$(1.02)

The following outstanding options and warrants were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2017	2016
Options to purchase common stock	1,441,924	1,045,060
Common stock warrant	219,723	219,723
Restricted stock units	256,499	27,500

Note 11. Stockholders’ Deficit

Treasury Stock

In January 2017, the Company’s board of directors approved the retirement of the 1,396 shares of the Company’s common stock previously held in treasury, and returned them to the status of authorized and unissued shares of the Company’s common stock.

Stock-based Compensation

As of March 31, 2017, there were 110,215 shares available for issuance under the Company’s 2014 Equity Incentive Plan (the “Plan”) and options to purchase 1,441,924 shares of common stock were outstanding, including 674,270 options that were fully vested. As of March 31, 2017, there was total unrecognized compensation expense of $1,181,357 related to unvested stock options, which the Company expects to recognize over a weighted-average period of approximately 1.84 years.

A summary of the Plan’s stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2016	1,161,705	$3.35	7.7	$36,887
Granted	300,500	1.81
Exercised	(13,116)	2.67		$47,025
Forfeited	(5,566)	3.49
Expired/Cancelled	(1,599)	6.79
Balance at March 31, 2017	1,441,924	$3.03	7.9	$5,934,530
Exercisable at March 31, 2017	674,270	$3.40	6.5	$2,577,267

In January 2017, the Company’s board of directors approved the granting of 211,500 employee incentive stock options. Black-Scholes assumptions used to calculate the fair value of this stock option grant were as follows:

Fair value of common stock	$1.75
Risk-free interest rate	1.92%
Expected volatility	61.64%
Expected term	5.18 years
Expected dividend yield	0%

As of March 31, 2017, there were 256,499 restricted stock units (“RSUs”) outstanding, including 55,000 vested and unissued RSUs and 201,499 unvested RSUs. Unrecognized compensation expense related to the remaining unvested RSUs was $384,164 at March 31, 2017, which the Company expects to recognize over a weighted-average remaining service period of 0.6 years.

A summary of the Plan’s RSU activity is as follows:

	Restricted Stock Units (RSU)	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2016	355,499	$2.41
Granted	10,000	1.75
Exercised	(109,000)	2.44
Balance at March 31, 2017	256,499	$2.38

Stock-based compensation expense recorded in the condensed statements of operations for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016
Selling, general and administrative	$279,583	$121,550
Research and development	88,361	37,734
Cost of revenue	28,702	10,764
	$396,646	$170,048

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

Leases

The Company leases office and laboratory space in Tucson, Arizona under two non-cancelable operating leases. There have been no changes to the Company’s office and laboratory space leases since the disclosures made by the Company in its Annual Report on Form 10-K, filed with the SEC on March 23, 2017. The Company’s remaining minimum real estate lease payments before common area maintenance charges for each fiscal year as of March 31, 2017 are as follows:

2017	$382,544
2018	512,533
2019	514,977
2020	517,457
2021	43,139
$1,970,650

As of March 31, 2017, the Company also has capital lease commitments consisting of approximately $104,000 of leases for computer equipment varying in length from 36 to 48 months and an equipment financing arrangement of approximately $21,000 with a vendor that expires in December 2017 that have not been included in the minimum lease payments schedule above.

Product Warranty

The following is a summary of the Company’s general product warranty liability:

	Three Months Ended March 31,
	2017	2016
Beginning balance	$50,426	$20,213
Cost of warranty claims	(173)	(2,898)
Warranty accrual	(12,561)	29,892
Ending balance	$37,692	$47,207

Warranty accrual is included in accrued liabilities in the condensed balance sheets as of March 31, 2017 and December 31, 2016. Expense relating to the recording of this accrual is recorded in cost of revenue within the condensed statements of operations.

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

In each period since inception, the Company has recorded a valuation allowance for the full amount of its net deferred tax assets, as it is not more likely than not that these will be realized. As a result, the Company has not recorded any federal or state income tax benefit in the statements of operations; however, state income tax expense has been recorded for state minimum taxes.

The Company periodically reviews its filing positions for all open tax years in all U.S. federal, state and international jurisdictions where the Company is or might be required to file tax returns or other required reports.  The Company applies a two-step approach to recognizing and measuring uncertain tax positions. The Company evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained in a court of last resort. The term “more likely than not” means a likelihood of more than 50 percent. Otherwise, the Company may not recognize any of the potential tax benefit associated with the position. The Company recognizes a benefit for a tax position that meets the more likely than not criterion at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon its effective resolution. Unrecognized tax benefits involve management’s judgment regarding the likelihood of the benefit being sustained. The final resolution of uncertain tax positions could result in adjustments to recorded amounts and may affect the Company’s results of operations, financial position and cash flows. The Company has not identified any uncertain tax positions at March 31, 2017 or December 31, 2016.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at March 31, 2017 and December 31, 2016, respectively, and has not recognized interest or penalties of significance during the three months ended March 31, 2017 and 2016, respectively, since there are no material unrecognized tax benefits. The Company has not made or had payments due for income taxes for the periods ended March 31, 2017 or December 31, 2016. Management believes no material change to the amount of unrecognized tax benefits will occur within in the next 12 months.

The Company has established a valuation allowance against the entire deferred tax asset. A preliminary analysis of past and subsequent equity offerings by the Company, and other transactions that have an impact on the Company’s ownership structure, concluded that the Company may have experienced one or more ownership changes under Sections 382 and 383 of the Internal Revenue Code or IRC.  Provisions of the IRC place special limitations on the usage of net operating losses and credits following an ownership change. Such limitations may limit or eliminate the potential future tax benefit to be realized by the Company from its accumulated net operating losses and research and development credits.

Note 14. Related-Party Transactions

QIAGEN Agreement

There have been no significant modifications or financial events relating to the Company’s agreements with QIAGEN Manchester Limited or with QIAGEN North American Holdings, Inc. (“QNAH”) since disclosures made by the Company in its Annual Report on Form 10-K, filed with the SEC on March 23, 2017.

As disclosed previously, QNAH agreed to purchase up to an additional $2.0 million of the Company’s common stock (subject to any applicable limitations under the rules of the NASDAQ Stock Market) upon the sale by the Company of at least $12.0 million of common or preferred stock in a financing transaction that occurs prior to May 16, 2017, or such other mutually agreeable date (a “Qualified Financing”). The price per share payable by QNAH in a second tranche closing will be equal to the price per share at which shares are sold in a Qualified Financing.

Note 15. Subsequent Events

Cantor Fitzgerald & Co. Market Offering

On April 13, 2017, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor Fitzgerald”), pursuant to which the Company may offer and sell, from time to time, through Cantor Fitzgerald, shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $20.0 million (the “ATM Offering”). The shares are being offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-216977), which was filed with the SEC in March 2017 and became effective in April 2017. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, or any other method permitted by law.

As of May 12, 2017, the Company has sold 1,775,367 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of approximately $10.0 million. After sales commissions and other expenses payable by the Company in connection with the ATM Offering, the Company’s aggregate net proceeds through May 12, 2017 were approximately $9.6 million.

Legal fees incurred in connection with the S-3 offering of approximately $77,700 have been capitalized as deferred offering costs in the condensed balance sheets as of March 31, 2017.

Nasdaq Market Transfer

The Company’s common stock is currently listed on The NASDAQ Capital Market under the symbol “HTGM.” Effective April 17, 2017, the listing of the Company’s common stock was transferred to The NASDAQ Capital Market from The NASDAQ Global Market following the Company’s appeal to a NASDAQ Hearings Panel (“Panel”) of the delisting notice received from NASDAQ on February 14, 2017. On April 12, 2017, the Panel found the Company in compliance with the applicable market value of listed securities (MVLS) requirement for listing on The NASDAQ Capital Market. Notwithstanding this result, there can be no assurance that the Company will be able to maintain compliance with the continued listing requirements, including the MVLS requirement, of The NASDAQ Capital Market.

Compensatory Arrangements of Certain Officers

On April 13, 2017, the Company’s Board of Directors approved a performance-based retention and incentive bonus award (“Bonus Award”) aggregating approximately $302,000 for the Company’s named executive officers. The Bonus Awards are, in part, in consideration of the Company’s performance during 2016, but are expressly conditioned upon the completion by the Company of a financing transaction, or series of related financing transactions, in which the Company raises aggregate gross proceeds in excess of $12.0million and with respect to each named executive officer, his continued employment through the completion of such financing transaction(s) (the “Financing Goal”). No Bonus Awards will be earned or paid if the Financing Goal does not occur. Because payment of the Bonus Awards is expressly conditioned on the Financing Goal, compensation expense related to the Bonus Awards, in excess of the amount accrued as of December 31, 2016 (which accrual was based in part on the determination by the Company’s Board of Directors that the 2016 corporate goals had been achieved at an aggregate level of 47.5%), will be recognized upon consummation of the Financing Goal.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto for the year ended December 31, 2016, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 23, 2017. This discussion and analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward looking statements include, but are not limited to, statements about:

•	our ability to successfully commercialize our products and services, including our HTG EdgeSeq assays and corresponding automation system;
•	our ability to generate sufficient revenue or raise additional capital to meet our working capital needs;
•	our ability to secure regulatory clearance or approval, domestically and internationally, for the clinical use of our products;
•

our ability to develop new technologies to expand our product offerings, including direct-target sequencing for detection of mutations in genomic DNA and/or expressed RNA (such as single-point mutations and gene rearrangements, including gene fusions and insertions), and methods to detect mutation load and microsatellite instability;

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

Historically, molecular profiling has faced several technical challenges in clinical applications. These include (i) limited “multiplexing,” which means only a few biomarkers could be tested in a single sample (ii) the need for vast amounts of sample to test more than a few biomarkers, which often required several different technologies conducted in different locations; (iii) complex sample preparation; and (iv) manual and/or time consuming workflows. Even where it was possible to test tens, hundreds or thousands of biomarkers, such as with fixed arrays, data analysis could be quite complicated and time consuming.

Our proprietary technology has several key differentiators, including (i) multiplexing from tens to thousands of biomarkers in a single sample; (ii) very low sample input requirements; (iii) simple, extraction-free sample preparation, which is effective with a wide variety of samples; (iv) automated workflow with sample-to-result turnaround times rivaling any current competitor; and (v) simplified data output. In addition, our HTG EdgeSeq assay technology, launched in 2014, generates a molecular profiling library for detection using NGS. Among other things, NGS provides improved sensitivity and dynamic range for our HTG EdgeSeq assays. We believe these advantages position us to outperform most other now-available molecular profiling technologies, especially in certain sample types, such as formalin-fixed, paraffin-embedded tissue, or FFPE. While we continue to advance our technology, we are particularly focused on gaining market recognition and expanding our product offerings.

Our current sources of revenue include services provided by our VERI/O laboratory (discussed below) and sales of our automation systems and integrated NGS-based HTG EdgeSeq assays. Our current assay product offerings include the following:

•	HTG EdgeSeq Oncology Biomarker Panel,
•	HTG EdgeSeq Immuno-Oncology Assay,
•	HTG EdgeSeq microRNA Whole-Transcriptome Assay,
•	HTG EdgeSeq DLBCL Cell of Origin Assay, and
•	HTG EdgeSeq ALKPlus Assay EU.

Our assays are currently sold for research use only, except in Europe where our diffuse large B-cell lymphoma, or DLBCL, assay and our HTG EdgeSeq ALKPlus Assay EU are CE-marked and available for diagnostic use. We continue work on the pre-market approval, or PMA, submission for our HTG EdgeSeq ALKPlus Assay in the United States. We also have a focused development pipeline of new profiling products, which includes planned panels for translational research, drug development, and molecular diagnostics with initial focus in immuno-oncology and next generation pathology. We also expect to complete feasibility testing on several new technological developments in 2017, including our direct-target sequencing “version 2” chemistry, or V2 chemistry.

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

Customers can also obtain the advantages of our proprietary technology by engaging our VERI/O laboratory for pre-clinical and clinical research-related services, including drug development and translational research. Our VERI/O lab processes samples for molecular profiling data or if aligned with our clinical diagnostic product strategy, designs custom research or investigational profiling assays. Beginning in April 2017, we also offer our V2 chemistry in our VERI/O laboratory for detection of certain DNA mutations.

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

We have incurred significant losses since our inception, and we have never been profitable. We incurred net losses of $5.8 million and $7.0 million for the three months ended March 31, 2017 and 2016, respectively, and we had an accumulated deficit of approximately $121.4 million as of March 31, 2017. As of March 31, 2017, we had available cash and cash equivalents totaling approximately $2.8 million and investments in short-term corporate and government debt securities totaling $2.6 million, and had current liabilities of approximately $10.1 million, plus an additional $12.3 million in long-term liabilities primarily attributable to our Growth Term Loan and our obligation to NuvoGen.

Recent Developments

In May 2017, we announced that our new HTG EdgeSeq PATH Assay is expected to be available for research uses by the end of the second quarter of 2017. The HTG EdgeSeq PATH Assay (previously referred to as Project Mercury) has been designed for retrospective gene expression profiling to complement traditional immunohistochemistry, or IHC, testing by allowing investigators to assess mRNA expression of large numbers of biomarkers when formalin-fixed, paraffin-embedded sample availability is limited. The assay is designed to detect up to 470 mRNA targets, typically assessed by IHC.

In April 2017, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor Fitzgerald, shares of our common stock having an aggregate offering price of up to $20.0 million, or the ATM Offering. The shares are being offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-216977), which was filed with the SEC in March 2017 and became effective in April 2017. As of May 12, 2017, the Company has sold 1,775,367 shares of common stock in the ATM Offering at then-market prices for total gross proceeds of approximately $10.0 million. After sales commissions and other expenses payable by the Company in connection with the ATM Offering, the Company’s aggregate net proceeds through May 12, 2017 were approximately $9.6 million.

In April 2017, we received notice from The NASDAQ Stock Market LLC indicating that the Nasdaq Hearings Panel would transfer the listing of our common stock from The Nasdaq Global Market to The Nasdaq Capital Market based upon our compliance with all requirements for continued listing on the latter market. The intra-market transfer took effect upon the open of trading on April 17, 2017.

In April 2017, we entered into a master services agreement with Daiichi Sankyo Company, Limited for work to be performed in our VERI/O laboratory. The initial project includes the development of a custom assay for the detection of nearly 3,000 mRNA targets using our HTG EdgeSeq technology and the processing of several hundred samples using the HTG EdgeSeq ALKPlus Assay EU in a research use only mode for exploratory research on new, potential therapeutic biomarkers.

In April 2017, we entered into a research agreement with Centre Léon Bérard, which provides the framework for molecular profiling studies aimed to advance precision medicine. The initial project utilizes our HTG EdgeSeq Oncology Biomarker Panel to retrospectively characterize immunologic profiles from advanced malignant tumor samples collected in the ProfiLER study (ClinicalTrials.gov identifier NCT01774409).

In April 2017, we also entered into a research collaboration agreement with Instituto Valenciano de Oncología (IVO). The initial project, utilizing the HTG EdgeSeq Oncology Biomarker Panel, will focus on the development and validation of a breast cancer recurrence risk score, based on genes that are differentially expressed between patients with low and high risk of recurrence.

In March 2017, we announced that our HTG EdgeSeq technology was successfully adapted for use with the QIAGEN GeneReader NGS System based on the results of an initial technical feasibility test, which advances our precision diagnostics collaboration with QIAGEN Manchester Limited, announced in November 2016.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,		Change
	2017	2016	$	%
Revenue:
Product	$541,144	$600,190	$(59,046)	(10%)
Service	830,025	265,042	$564,983	213%
Total revenue	1,371,169	865,232	$505,937	58%
Cost of revenue	1,295,302	843,470	$451,832	54%
Gross margin	75,867	21,762	$54,105	249%
Gross margin percentage	6%	3%
Operating expenses:
Selling, general and administrative	4,238,467	4,693,708	$(455,241)	(10%)
Research and development	1,267,063	1,994,101	$(727,038)	(36%)
Total operating expenses	5,505,530	6,687,809	$(1,182,279)	(18%)
Operating loss	(5,429,663)	(6,666,047)	$1,236,384	(19%)
Other income (expense)
Interest expense	(398,420)	(392,457)	$(5,963)	2%
Interest income	12,089	35,479	$(23,390)	(66%)
Total other income (expense)	(386,331)	(356,978)	$(29,353)	8%
Net loss before income taxes	$(5,815,994)	$(7,023,025)	$1,207,031	(17%)

Revenue

We generate revenue from the sale of our HTG Edge and HTG EdgeSeq platforms and our consumables, which consist primarily of our proprietary molecular profiling panels and other assay components. Together, all such consumables may be referred to as assays, assay kits or kits. We also generate revenue through the sale of services performed by our VERI/O laboratory related to our proprietary technology, such as sample processing, custom research-use-only assay development and pursuant to collaboration agreements with our biopharmaceutical customers, development of IVD assays. Total revenue for the three months ended March 31, 2017, increased by 58% to $1.4 million compared with $0.9 million for the three months ended March 31, 2016. The overall revenue increase for the three months ended March 31, 2017 compared to the same period in the prior year was primarily the result of increased demand for sample processing by our biopharmaceutical company customers, a trend that we expect to continue in future reporting periods.

Product revenue

          Product revenue includes revenue from the sale of our HTG EdgeSeq instruments and related consumables, and was $0.5 million for the three months ended March 31, 2017, compared with $0.6 million for the three months ended March 31, 2016, and was comprised of the following:

	Three Months Ended March 31,		Change
	2017	2016	$
Instruments	$22,579	$79,181	$(56,602)
Consumables	518,565	521,009	(2,444)
Total product revenue	$541,144	$600,190	$(59,046)

          Revenue generated from instrument sales, rental and extended warranty services for the three months ended March 31, 2017, was $23,000 compared with $80,000 for the three months ended March 31, 2016. Consumables revenue was $0.5 million for both the three months ended March 31, 2017 and 2016. The decrease in product revenue from 2016 to 2017 is primarily attributable to our focus on biopharmaceutical customers whose preference has been to access our technology via services in our VERI/O laboratory. We expect our revenue mix to continue to contain a high proportion of biopharmaceutical service revenue in the near term until potential companion diagnostic products result from our collaborations with biopharmaceutical customers or we independently develop additional menu items for the commercial clinical diagnostic markets, especially in the United States.

Service revenue

Service revenue, consisting primarily of sample processing for biopharmaceutical company customers, increased to $0.8 million for the three months ended March 31, 2017, compared with $0.3 million for the three months ended March 31, 2016. Service revenue reflects, in part, new or increasing activity with our biopharmaceutical company customers.

	Three Months Ended March 31,		Change
	2017	2016	$	%
Custom assay development	$81,287	$—	$81,287	100%
Sample processing	748,738	265,042	483,696	182%
Total service revenue	$830,025	$265,042	$564,983	213%

Our increasing service revenue for the three months ended March 31, 2017, compared to the same period in 2016 reflects growth both in the number of biopharmaceutical company customers purchasing our VERI/O laboratory service offerings and in the amount of work performed for our service customers. We continue to enter into new agreements or expand the scope of our existing biopharmaceutical collaborations and service agreements with biopharmaceutical company customers, who have chosen our proprietary technologies for use in their translational research and drug development programs, and who prefer to access our technology via our VERI/O laboratory services. Because of existing agreements with biopharmaceutical company customers and continued efforts to expand our services to new biopharmaceutical company customers in the future, we expect our service revenue to continue to increase in both absolute dollars and as a percentage of total revenue in 2017.

Cost of revenue

Cost of revenue includes the aggregate costs incurred in manufacturing, delivering, installing and servicing instruments and consumables, as well as costs incurred for services performed for customers in our VERI/O laboratory. Cost of revenue increased by $452,000, or 54% in the three months ended March 31, 2017, compared with the three months ended March 31, 2016. Our increased gross margin for the three months ended March 31, 2017, reflects our expectation of further improvement in our overall gross margin as our revenues increase, allowing further absorption of our largely fixed manufacturing costs. These costs include increased facility rental costs incurred in 2016 from improvement and expansion of our dedicated manufacturing and operations space and additional laboratory equipment purchased to meet the increasing service activities in our VERI/O laboratory. Custom assay development projects will occasionally cause us to incur costs ahead of revenue. We incurred approximately $65,000 of custom assay development project costs for which no corresponding revenue was recognized during the three months ended March 31, 2017, decreasing our gross margin by the same amount

Selling, general and administrative expenses

Selling, general and administrative expenses were $4.2 million for the three months ended March 31, 2017 compared with $4.7 million for the three months ended March 31, 2016. The decrease was driven primarily by a reduction in headcount and recruiting costs from the first quarter 2016 to the first quarter of 2017. These reductions were a direct result of the reorganization of our commercial sales team in 2016 and a corresponding reduction of ongoing investments into our academic research market. This was partially offset by concentrating our resources on the expansion of biopharmaceutical collaborations and increasing service revenues.

Research and development expenses

Research and development expenses were $1.3 million for the three months ended March 31, 2017, compared with $2.0 million for the three months ended March 31, 2016. Research and development expenses decreased when compared with expenditures in the first quarter of 2016, primarily due to the suspension of Project JANUS in the third quarter 2016. The curtailment of Project JANUS activity allowed us to focus on other nearer-term product development projects.

Cash Flows for the Three Months Ended March 31, 2017 and 2016

The following table summarizes the primary sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$(4,635,706)	$(6,123,417)
Investing activities	1,634,615	2,779,430
Financing activities	(1,738,788)	4,972,700
Increase (decrease) in cash and cash equivalents	$(4,739,879)	$1,628,713

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2017 was $4.6 million and reflected (i) a net loss of $5.8 million; (ii) net non-cash items of $1.0 million, consisting primarily of depreciation and amortization of $0.3 million, amortization of the discount, final payment premium and deferred financing costs on the Growth Term Loan of $0.1 million, stock-based compensation of $0.4 million, and a provision for excess inventory of $0.2 million; and (iii) a net cash inflow from changes in balances of operating assets and liabilities of $0.1 million. The significant items comprising the changes in balances of operating assets and liabilities were increases in deferred revenue that reflect advance payments from development projects billed in first quarter 2017 and in trade accounts payable relating to our capital raising efforts undertaken in the first quarter 2017, including non-capitalizable costs incurred in our recent filing of a registration statement on Form S-3, partially offset by an increase in accounts receivable due to increased revenue when comparing the three months ended March 31, 2017 to the three months ended March 31, 2016. The decrease in accrued liabilities was due to our 2016 non-executive bonus payout, which occurred in the first quarter of 2017.

Net cash used in operating activities for the three months ended March 31, 2016 was $6.1 million and reflected (i) a net loss of $7.0 million; (ii) net non-cash items of $0.7 million, consisting primarily of depreciation and amortization of $0.4 million, amortization of the discount on the NuvoGen obligation and of the discount, final payment premium and deferred financing costs on the Growth Term Loan of $0.1 million, and share-based compensation of $0.2 million; and (iii) a net cash inflow from changes in balances of operating assets and liabilities of $0.2 million, consisting primarily of increase in accounts payable due to the investment in capital assets for improvements to our manufacturing and operations facilities though the first quarter of 2016

Investing Activities

Net cash provided by investing activities of $1.6 million for the three months ended March 31, 2017, was comprised primarily of proceeds from maturity of available-for-sale securities of $1.7 million for the period.

Net cash provided by investing activities of $2.8 million for the three months ended March 31, 2016, was comprised primarily of available-for-sale security investment maturities of $3.0 million for the period.

Financing Activities

Net cash used in financing activities of $1.7 million for the three months ended March 31, 2017 consisted primarily of $1.5 million and $0.2 million in payments on the outstanding Growth Term Loan and NuvoGen obligations, respectively.

Net cash provided by financing activities of $5.0 million for the three months ended March 31, 2016 consisted primarily of $5.0 million in proceeds from the draw of our Growth Term Loan B which became available in March 2016.

Liquidity and Capital Resources

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock, the incurrence of debt and cash received from product sales, services revenue and other income. As of March 31, 2017, we had $5.4 million in cash, cash equivalents and short-term available-for-sale investments and $19.0 million of debt outstanding on our Growth Term Loan, NuvoGen obligation and capital lease obligations.

In August 2014, we entered into an asset-secured Growth Term Loan with Oxford Finance, LLC and Silicon Valley Bank (see Note 8). We borrowed the first tranche of the term loan in the amount of $11.0 million in August 2014 and the second tranche of the term loan in the amount of $5.0 million in March 2016. The first and second tranches of the term loan accrue interest annually at 8.5%

and 8.75%, respectively, and mature on September 1, 2018. Payments under the loan could result in a significant reduction of our working capital.

On April 13, 2017, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald, pursuant to which we may offer and sell, from time to time, through Cantor Fitzgerald, shares of the Company’s common stock having an aggregate offering price of up to $20.0 million. The shares are being offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-216977), which was filed with the SEC in March 2017 and became effective in April 2017. As of May 12, 2017, we have sold 1,775,367 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of approximately $10.0 million. After sales commissions and other expenses incurred to date, our aggregate net proceeds through May 12, 2017 were approximately $9.6 million.

Funding Requirements

We have had recurring operating losses and negative cash flows from operations since our inception and have an accumulated deficit of approximately $121.4 million as of March 31, 2017. As of March 31, 2017, we had cash, cash equivalents and investments in short term available-for-sale securities of approximately $5.4 million, and had current liabilities of approximately $10.1 million. We believe that our existing resources, including funds raised through May 12, 2017 under our Controlled Equity Offering Sales Agreement with Cantor Fitzgerald, will be sufficient to fund our planned operations and expenditures through the end of the third quarter of 2017. However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. These circumstances raise substantial doubt about our ability to continue as a going concern.

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

Additional capital may not be available at such times or in amounts needed by us. Even if sufficient capital is available to us, it might be available only on unfavorable terms. If we are unable to raise additional capital in the future when required and in sufficient amounts or on terms acceptable to us, we may have to delay, scale back or discontinue one or more product development programs, curtail our commercialization activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop or commercialize independently, cease operations altogether, pursue a sale of our company at a price that may result in up to a total loss on investment to our stockholders, file for bankruptcy or seek other protection from creditors, or liquidate all of our assets. In addition, if we default under our term loan agreement, our lenders could foreclose on our assets, including substantially all of our cash and short-term investments which are held in accounts with our lenders.

Contractual Obligations

As of March 31, 2017, there have been no material changes to our contractual obligations and commitments outside of the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K filed with the SEC on March 23, 2017.

Off-Balance Sheet Arrangements

Through March 31, 2017, we have not entered into any off-balance sheet arrangements as defined by applicable SEC regulations.

Recently Adopted and Recently Issued Accounting Pronouncements

See Note 2. Basis of Presentation – Recently Adopted and Recently Issued Accounting Pronouncements in the notes to the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operation is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Items subject to estimates based on judgments include, but are not limited to: revenue recognition, stock-based compensation expense, the value of the warrant liability, the resolution of uncertain tax positions, income tax valuation allowances, recovery of long-lived assets and provisions for doubtful accounts, inventory obsolescence and inventory valuation. Actual results could differ from these estimates and such differences could affect the results of operations in future periods.

There were no changes in our critical accounting policies and estimates during the three months ended March 31, 2017 from those set forth in “Critical Accounting Policies and Significant Judgments and Estimates” in our December 31, 2016 Annual Report on Form 10-K filed with the SEC on March 23, 2017 other than the following:

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory. The standard requires inventory within the scope of the ASU to be measured using the lower of cost and net realizable value. The changes apply to all types of inventory, except those measured using the last-in, first-out, or LIFO, method or using the retail inventory method, and are intended to more clearly articulate the requirements for the measurement and disclosure of inventory and to simplify the accounting for inventory by eliminating the notions of replacement cost and net realizable value less a normal profit margin. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. We adopted this guidance prospectively for the fiscal year beginning January 1, 2017. We previously measured its inventory at the lower of cost or market with cost being determined by the first-in, first-out, or FIFO, method. The adoption of the guidance did not have a material impact on our condensed financial statements.

In April 2016, the FASB issued ASU No. 2016-09, Share-Based Payment: Simplifying the Accounting for Share-Based Payments. The standard addresses several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. We adopted this guidance effective January 1, 2017. Excess tax benefits to be recorded upon adoption of this standard are not material to the condensed balance sheets. The elimination of the APIC pool affects the treasury stock method used to calculate weighted average shares outstanding; however, the impact was not material. We elected to change our policy surrounding forfeitures, and beginning January 1, 2017, we no longer estimate the number awards expected to be forfeited but rather account for them as they occur. We were required to implement this portion of the guidance using a modified retrospective approach. However, the cumulative adjustment was not material to additional paid-in capital and, as such, was not recorded. Other provisions of ASU 2016-09 had no impact on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $2.8 million at March 31, 2017, which primarily consist of federally secured government money market funds. These funds have lower risk than traditional money market funds and are subject to fewer withdrawal penalties and limitations. Still, such interest-bearing instruments carry some degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Our Growth Term Loan A and B debt bears interest at fixed interest rates of 8.5% and 8.75%, respectively. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements. Our investments in available-for-sale securities are at some risk for losses from possible volatility in the market. However, our investments are in a low risk portfolio comprised of U.S. Treasuries and high credit quality corporate debt securities which have an average credit rating of AA. We do not anticipate exposure to significant market risk based upon our conservative investment policy.

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

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this report, and in our other public filings, before deciding to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that did not appear as separate risk factors in, or reflect changes to the similarly titled risk factors included in, our Annual Report on Form 10-K filed with the SEC on March 23, 2017.

Risks Related to our Business and Strategy

We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.*

We have incurred losses since our inception and expect to incur losses in the future. We incurred net losses of $5.8 million and $7.0 million for the quarters ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $121.4 million. We expect that our losses will continue for the foreseeable future as we will be required to invest significant additional funds to support product development, including development of our next generation instrument platforms, development of our new HTG EdgeSeq panels, including our initial U.S. IVD assay, and the commercialization of our HTG EdgeSeq system and proprietary consumables. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities, expanding our staff to sell and support our products and services, and the increased administrative costs associated with being a public company. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products and services, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

We might not be able to continue as a going concern absent our ability to raise additional equity or debt capital. Even if capital is available, it might be available only on unfavorable terms.*

This Quarterly Report on Form 10-Q for the period ended March 31, 2017, includes disclosures regarding management’s assessment of its ability to continue as a going concern, as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. We have had recurring operating losses and negative cash flows from operations since inception, and we have an accumulated deficit of approximately $121.4 million as of March 31, 2017. As of March 31, 2017, we had cash, cash equivalents and investments in short term available-for-sale securities of approximately $5.4 million and had current liabilities of approximately $10.1 million plus an additional $12.3 million in long-term liabilities primarily attributable to our Growth Term Loan and NuvoGen obligation. We raised approximately $9.6 million in net proceeds through May 12, 2017 under a sales agreement entered into with Cantor Fitzgerald & Co. in April 2017. After considering the net proceeds raised under the sales agreement with Cantor Fitzgerald & Co., and without assuming any additional sales that may be made under the sales agreement, we believe that our existing cash resources will be sufficient to fund our planned operations and expenditures through the end of the third quarter of 2017. However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.

To date, to fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings and revenue generated from the sale of our HTG Edge and HTG EdgeSeq systems, the sale of our proprietary consumables and related services. We will need to raise additional capital to fund our continued operations until our revenue reaches a level sufficient to provide for self-sustaining cash flows, if ever. There can be no assurance that additional capital will be available to us when needed or on acceptable terms, or that our revenue will reach a level sufficient to provide for self-sustaining cash flows. If we are unable to raise additional capital in the future when required or in sufficient amounts or on terms acceptable to us, we may have to delay, scale back or discontinue one or more product development programs, curtail our commercialization activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop or commercialize independently, cease operations altogether, pursue a sale of our company at a price that may result in a total loss on investment for our stockholders, file for bankruptcy or seek other protection from creditors, or liquidate all of our assets. In addition, if we default under our term loan agreement, our lenders could foreclose on our assets, including substantially all of our cash and short-term investments which are held in accounts with our lenders.

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

Payments under the instruments governing our indebtedness may reduce our working capital. In addition, a default under our term loan agreement could cause a material adverse effect on our financial position.*

In August 2014, we entered into a $16.0 million term loan agreement with Oxford Finance LLC and Silicon Valley Bank, who we collectively refer to as the lenders. Under the terms of the term loan agreement, the lenders initially provided us with a term loan of $11.0 million. In March 2016, we borrowed the remaining $5.0 million pursuant to the term loan agreement. The loan is secured by a lien covering substantially all of our assets, excluding patents, trademarks and other intellectual property rights (except for rights to payments related to the sale, licensing or disposition of such intellectual property rights) and certain other specified property. The interest-only payment period expired in April 2016, and we are currently required to make monthly principal and interest payments through September 2018. Payments under the term loan agreement could result in a significant reduction of our working capital, which in turn could significantly impact our need to raise additional capital in order to continue as a going concern. As of March 31, 2017, we had $10.4 million outstanding under the term loan agreement, of which amount $6.5 million is scheduled to become due and payable over the 12 months following such date, compared to cash, cash equivalents and investments in short term available‑for‑sale securities of approximately $5.4 million. If we default under our term loan agreement, our lenders could foreclose on our assets, including substantially all of our cash, which is held in accounts with our lenders.

Pursuant to the terms of an asset purchase agreement with NuvoGen Research, LLC, or NuvoGen, pursuant to which we acquired certain intellectual property, we agreed to pay NuvoGen the greater of $400,000 or 6% of our yearly revenue until the total aggregate cash compensation paid to NuvoGen under the agreement equals $15.0 million. For fiscal years 2013 to 2017, NuvoGen agreed to accept annual fixed fees in the range of $543,750 to $800,000, paid in quarterly installments, and to defer the balance of any revenue-based payments. To date, we have paid NuvoGen approximately $6.5 million. As of March 31, 2017, we have not deferred any revenue-based payments. For 2017, our annual fixed fee payable to NuvoGen is $800,000, payable in quarterly installments. Beginning in 2018, we are again obligated to pay the greater of $400,000 or 6% of our annual revenue plus amounts, if any, deferred in the 2017 period by which 6% of revenue exceeds the $800,000 fixed fee plus 5% interest on any such deferred amounts until the obligation is repaid in full. Payments to NuvoGen could result in a significant reduction in our working capital.

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

The development of future products is dependent on new methods and/or technologies that we may not be successful in developing.*

We are planning to expand our product offerings in the fields of detecting expressed gene rearrangements (e.g., gene fusions and/or insertions) and genomic or expressed DNA mutations. We believe we have successfully demonstrated proof of concept that our technology is able to detect certain expressed gene rearrangements and genomic or expressed DNA mutations, but to date our work in this area has only been on relatively few applications or may not have the specificity required for certain applications. We cannot guarantee that we will be able to successfully develop these applications on a commercial scale. If we are unsuccessful at developing additional applications involving gene rearrangements or DNA mutations, we may be limited in the breadth of additional products we can offer in the future, which could impact our future revenues and profits.

We have initiated development of a new version of our HTG EdgeSeq system that will target the lower-volume throughput lab market. This development program, which we refer to as Project JANUS, is expected to increase our addressable market by enabling efficient molecular profiling of smaller quantity batches of samples. This program involves the development of new chemistry that is not currently compatible with our existing HTG Edge or HTG EdgeSeq platforms. We have temporarily suspended the development of the Project JANUS program in favor of other product development projects. If we are unable to resume or successfully develop this new version of our HTG EdgeSeq system and in the market window we anticipate, automation of our new chemistry could be delayed and our addressable market could be limited, which could harm our business, results of operations and financial condition.

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

If we do not successfully manage the development and launch of new products, our financial results could be adversely affected.*

We face risks associated with launching new products and with undertaking to comply with regulatory requirements for certain of our products. If we encounter development or manufacturing challenges, adjust our product development priorities, or discover errors during our product development cycle, the product launch date(s) may be delayed or certain product development projects may be terminated. The expenses or losses associated with unsuccessful product development or launch activities or lack of market acceptance of our new products could adversely affect our business or financial condition.

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

Our future success is dependent upon our ability to expand our customer base and introduce new applications.*

Our current customer base is primarily composed of biopharmaceutical companies, academic institutions and molecular labs that perform analyses using or obtain services based on our HTG Edge or HTG EdgeSeq systems and consumables for research use only, which means that the products or data from services may not be used for clinical diagnostic purposes. In July 2016, we obtained CE marking in Europe for our HTG EdgeSeq system and HTG EdgeSeq DLBCL Cell of Origin Assay. In March 2017, we obtained CE marking in Europe for our HTG EdgeSeq ALKPlus Assay EU. These products may now be used by customers for diagnostic purposes in Europe. Currently, we do not intend to and, where applicable, do not have appropriate licenses or permits to conduct diagnostic testing services. Our success will depend, in part, upon our ability to increase our market penetration among our product and service customer bases and to expand our market by developing and marketing new clinical diagnostic tests and research-use-only applications (whether product or service), and to introduce diagnostic products into clinical laboratories in the United States and other jurisdictions after obtaining the requisite regulatory clearances or approvals. We may not be able to successfully complete development of or commercialize any of our planned future tests and applications. To achieve these goals, we will need to conduct substantial research and development, conduct clinical validation studies, expend significant funds, expand and scale-up our research, development, service and manufacturing processes and facilities, expand and train our sales force; and seek and obtain regulatory clearance or approvals of our new tests and applications, as required by applicable regulations. Additionally, we must demonstrate to laboratory directors, physicians and third-party payors that our current and any future diagnostic products are effective in obtaining clinically relevant information that can inform treatment decisions, and that our HTG EdgeSeq systems and related panels can enable an equivalent or superior approach than other available technology. Furthermore, we expect that a combination of increasing the installed base of our HTG EdgeSeq systems and entering into additional service and custom assay development agreements with biopharmaceutical customers will drive increased demand for our relatively high margin panels. If we are not able to successfully increase our installed base and biopharmaceutical customer relationships, then sales of our products and services, and our margins for these revenue items may not meet expectations. Attracting new customers and introducing new products and services requires substantial time and expense. Any failure to expand our existing customer base, or launch new products, including diagnostic products or services, would adversely affect our ability to improve our operating results.

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

Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, two customers accounted for 21% and 20% of our revenue for the three months ended March 31, 2017, and two customers accounted for 28% and 15% of our revenue for the year ended December 31, 2016. If orders from our top customers are reduced or discontinued, our revenue in future periods may materially decrease. Fluctuations in our operating results may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described under the caption “Risk Factors – Risks Related to Our Business and Strategy” of this report. In addition, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. Our products involve a significant capital commitment from our customers or may depend on customer studies that have variable or indefinite timelines and accordingly, involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of investors or securities analysts, our stock price may be adversely affected.

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

We anticipate that we will need to maintain a continuing presence in peer-reviewed publications to promote adoption of our products by biopharmaceutical companies, academic institutions and molecular labs and to promote favorable coverage and reimbursement decisions. We believe that peer-reviewed journal articles that provide evidence of the utility of our current and future products or the technology underlying the HTG EdgeSeq system, consumables and services are important to our commercial success. It is critical to the success of our sales efforts that we educate a sufficient number of clinicians and administrators about our HTG EdgeSeq system, our current panels and services and our future solutions, and demonstrate the research and clinical benefits of these solutions. Our customers may not adopt our current and future solutions, and third-party payors may not cover or adequately reimburse our future products, unless they determine, based on published peer-reviewed journal articles and the experience of other researchers and clinicians, that our products provide accurate, reliable, useful and cost-effective information. Peer-reviewed publications regarding our products and solutions may be limited by many factors, including delays in the completion of, poor design of, or lack of compelling data from studies that would be the subject of the article. If our current and future solutions or the technology underlying our HTG EdgeSeq platform, our current panels and services or our future solutions do not receive sufficient favorable exposure in peer-reviewed publications, the rate of research and clinician adoption and positive coverage and reimbursement decisions could be negatively affected

.

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

In some instances, we provide equipment free of charge under evaluation agreements for a limited period of time to permit the user to evaluate the system for their purposes in anticipation of a decision to purchase the system. We retain title to the equipment under such arrangements unless the evaluator purchases the equipment, and in most cases, require evaluation customers to purchase a minimum quantity of consumables during the evaluation period.

When we place a system under a reagent rental agreement, we install equipment in the customer’s facility without a fee and the customer agrees to purchase consumable products at a stated priced over the term of the agreement. While some of these agreements did not historically contain a minimum purchase requirement, we have included a minimum purchase requirement in all reagent rental agreements since 2015, and will continue to do so in the future. We retain title to the equipment and such title is transferred to the customer at no additional charge at the end of the initial arrangement. The cost of the instrument under the agreement is expected to be recovered in the fees charged for consumables, to the extent sold, over the term of the agreement.

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

We have limited experience marketing and selling our products. Our HTG Edge system was introduced for sale in the life sciences research market in the third quarter of 2013. Our HTG EdgeSeq chemistry was introduced for sale in the life sciences research market in the third quarter of 2014. Our dedicated HTG EdgeSeq system was introduced for sale in the life sciences research market in the fourth quarter of 2015. Our VERI/O service laboratory was announced in June 2016. We currently market our products through our own sales force in the United States and Europe, and have distributors in parts of Europe and the Middle East. In the future, we intend to expand our sales and support team in the United States, continue to build a direct sales and support team in Europe and establish additional distributor and/or third party contract sales team relationships in other parts of the world. However, we may not be able to market and sell our products effectively. Our sales of life science research products and potential future diagnostic products will depend in large part on our ability to successfully increase the scope of our marketing efforts and establish and maintain a sales force commensurate with our then applicable markets. Because we have limited experience in marketing and selling our products in the life science research market and in marketing and selling our products in the diagnostic market, our ability to forecast demand, the infrastructure required to support such demand and the sales cycle to customers is unproven. If we do not build an efficient and effective sales force and distributor relationships targeting these markets, our business and operating results will be adversely affected.

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

The FDA regulates diagnostic kits sold and distributed through interstate commerce in the United States as medical devices. Unless an exemption applies, generally, before a new medical device may be sold or distributed in the United States, or may be marketed for a new use in the United States, the medical device must receive either FDA clearance of a 510(k) pre-market notification or pre-market approval. Thus, before we can market or distribute our profiling panels, including our mRNA and miRNA panels, as IVD kits for use by clinical testing laboratories in the United States, we must first obtain pre-market clearance or pre-market approval from the FDA. Even if or when we apply for clearance or approval from the FDA for any of our products, the process can be lengthy and unpredictable. We are working collaboratively with multiple biopharmaceutical companies to clinically validate our HTG EdgeSeq DLBCL Cell of Origin Assay, which we believe can classify DLBCL as either ABC or GCB subtype and detect the expression of additional drug-linked gene targets such as PD-1, PD-L1 and CD19. We expect to submit the DLBCL assay for U.S. regulatory clearances or approvals at some future time if and when our work with the biopharmaceutical companies reaches an appropriate stage. We initiated a modular submission process to obtain FDA approval of our HTG EdgeSeq ALKPlus Assay to detect certain gene fusions in lung cancer in 2016. We cannot provide any assurances that our clinical studies or collaborations with biopharmaceutical companies will be completed or, if completed, have the desired outcomes or that we will meet the regulatory clearance or approval timelines for either product. Further, even if we complete the requisite clinical validations and submit or complete submission of an application, we may not receive FDA clearance or approval for the commercial use of our tests on a timely basis, or at all. If we are unable to obtain regulatory clearance or approval, or if clinical diagnostic laboratories do not accept our cleared or approved tests, our ability to grow our business could be compromised.

Similarly, foreign countries have either implemented or are in the process of implementing increased regulatory controls that require that we submit applications for review and approval by foreign regulatory bodies. We obtained the right to CE mark the HTG EdgeSeq DLBCL Cell of Origin Assay and the HTG EdgeSeq ALKPlus Assay for sale as IVDs in Europe, in July 2016 and March 2017, respectively. If we are unable to maintain CE marking or achieve appropriate ex-U.S. approvals on any of our products for their intended commercial uses on a timely basis or at all, or if clinical diagnostic laboratories or other customers outside the United States do not accept our tests, our ability to grow our business outside of the United States could be compromised.

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

•	unsatisfactory results of any clinical study, including failure to meet study objectives;
•	the failure of our principal third-party investigators to perform our clinical studies on our anticipated schedules;
•	imposition of a clinical hold following an inspection of our clinical study operations or trial sites by the FDA or other regulatory authorities;

•	our inability to adhere to clinical study requirements directly or with third parties, such as contract research organizations;
•	different interpretations of our non-clinical and clinical data, which could initially lead to inconclusive results; and
•	delays in obtaining suitable patient samples for use in a clinical study;

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

We face significant competition in the life sciences research and diagnostics markets. We currently compete with both established and early-stage life sciences research companies that design, manufacture and market instruments and consumables for gene expression analysis, liquid-based specimen analysis (e.g., plasma, blood and urine), single-cell analysis, PCR, digital PCR, other nucleic acid detection and additional applications. These companies use well-established laboratory techniques such as microarrays or quantitative PCR, or qPCR, as well as newer technologies such as next generation sequencing. We believe our principal competitors in the life sciences research market are Agilent Technologies, Inc., ArcherDx, Inc., BioRad Laboratories, Exiqon A/S, Fluidigm Corporation, Foundation Medicine, Inc., Genomic Health, Illumina, Inc., Abbott Molecular, Luminex Corporation, Affymetrix, Inc., NanoString Technologies, Inc., entities owned and controlled by QIAGEN N.V., Roche Diagnostics, a division of the Roche Group of companies, and Thermo Fisher Scientific, Inc. In addition, there are several other market entrants in the process of developing novel technologies for the life sciences market, including companies such as WaferGen Bio-Systems, Inc. One or more of our competitors could develop a product that is superior to a product we offer or intend to offer or our technology and products may be rendered obsolete or uneconomical by advances in existing technologies.

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

We are dependent on single third-party suppliers for a certain subcomponent of our systems and raw materials used in our assays, and the loss of any of these suppliers could harm our business.*

We currently rely on a single supplier to supply a subcomponent used in our HTG EdgeSeq processors. We also predominantly rely on a single third-party supplier for various raw materials used to manufacture our consumable products. We periodically forecast our needs for such raw materials and enter into standard purchase orders with such supplier. Our contracts with these suppliers do not commit them to carry inventory or make available any particular quantifies, and either supplier may give other customers’ needs higher priority than ours and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. If we were to lose any such suppliers, we may not be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, or at all. If we should encounter delays or difficulties in securing the quality and quantity of materials we require for our products, our supply chain would be interrupted which would adversely affect our sales. A loss of any of these suppliers could significantly delay the delivery of our applicable product(s), which in turn would materially affect our ability to generate revenue. If any of these events occur, our business and operating results could be materially harmed.

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

We expect to generate a portion of our revenue internationally and are subject to various risks relating to our international activities which could adversely affect our operating results.*

During the three months ended March 31, 2017, approximately 18% of our revenue was generated from sales to customers located outside of the United States, compared with 11% for the three months ended March 31, 2016. We expect that a percentage of our future revenue will continue to come from international sources, and we expect to expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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

We have established exclusive and non-exclusive distribution agreements for our HTG EdgeSeq platforms and related profiling panels within parts of Europe and the Middle East. We intend to continue to grow our business internationally, and to do so, in addition to expanding our own direct sales and support team, we plan to attract additional distributors and sales partners to maximize the commercial opportunity for our products. We cannot guarantee that we will be successful in attracting desirable distribution and sales partners or that we will be able to enter into such arrangements on favorable terms. Distributors and sales partners may not commit the necessary resources to market and sell our products to the level of our expectations or may favor marketing the products of our competitors. If current or future distributors or sales partners do not perform adequately, or we are unable to enter into effective arrangements with distributors or sales partners in particular geographic areas, we may not realize long-term international revenue growth.

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

Similarly, our products may contain undetected errors or defects when first introduced or as new versions are released. Since our current customers use our products for research and if cleared or approved for diagnostic applications, disruptions or other performance problems with our products may damage our customers’ businesses and could harm our reputation. If that occurs, we may incur significant costs, the attention of our key personnel could be diverted, or other significant customer relations problems may arise. We may also be subject to warranty and liability claims for damages related to errors or defects in our products. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our products could harm our business and operating results.

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

Our future success depends on our ability to recruit, train, retain and motivate key personnel, including our senior management, research and development, manufacturing, service and sales and marketing personnel. If we were to lose one or more of our key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies. Competition for qualified personnel is intense, and we may not be able to attract talent. Our growth depends, in part, on attracting, retaining and motivating highly trained sales personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively identify and sell to potential new customers, including new biopharmaceutical company customers. In particular, the commercialization of our HTG EdgeSeq system and related panels requires us to continue to establish and maintain a sales and support team to optimize the market for research tools, then to fully optimize a broad array of diagnostic market opportunities if we receive approval for any future diagnostic products. We do not maintain fixed term employment contracts or, except for our Chief Executive Officer, key man life insurance with any of our employees. Because of the complex and technical nature of our products and the dynamic market in which we compete, any failure to retain our management team or to attract, train, retain and motivate other qualified personnel could materially harm our operating results and growth prospects.

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

The Affordable Care Act, or ACA, makes changes that could significantly impact the biopharmaceutical and medical device industries and clinical laboratories. For example, the ACA imposes a multifactor productivity adjustment to the reimbursement rate paid under Medicare for certain clinical diagnostic laboratory tests, which may reduce payment rates. These or any future proposed or mandated reductions in payments may apply to some or all of the clinical laboratory tests that our diagnostics customers use our technology to deliver to Medicare beneficiaries, and may reduce demand for our diagnostic products.

Other significant measures contained in the ACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. Further, the ACA includes a deductible 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, which became effective January 1, 2013. However, the Consolidated Appropriations Act of 2016, signed into law in December 2015, includes a two-year moratorium on the medical device excise tax that applies between January 1, 2016 and December 31, 2017. Absent further legislative action, the tax will be automatically reinstated for medical device sales beginning January 1, 2018. The ACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. However, the future of the ACA is uncertain. There have been judicial and Congressional challenges to certain aspects of the ACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In May 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act, which, if enacted, would amend or repeal significant portions of the ACA. Though it is unlikely that the U.S. Senate will adopt the American Health Care Act as passed by the U.S. House of Representatives, the U.S. Senate could do so, or adopt other legislation to amend or replace elements of the ACA. Thus, it is uncertain when or if the American Health Care Act will become law. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, then-President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, following passage of the Bipartisan Budget Act of 2015, will stay in effect through 2025 unless Congressional action is taken. On January 2, 2013, then-President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our U.S. and foreign patent and patent application portfolio relates to our nuclease-protection-based technologies as well as to lung cancer and melanoma and DLBCL biomarker panels discovered using our nuclease-protection-based technology. We have exclusive or non-exclusive licenses to multiple U.S. and foreign patents and patent applications covering technologies that we may elect to utilize in developing diagnostic tests for use on our HTG EdgeSeq system. Those licensed patents and patent applications cover technologies related to the diagnosis of breast cancer and melanoma.

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

Risks Related to Being a Public Company

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.*

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of The NASDAQ Stock Market, or NASDAQ. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We have performed system and process evaluation and testing of our internal controls over financial reporting to allow management to report annually on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. This has required and will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts as we continue to make this assessment and ensure maintenance of proper internal controls on an ongoing basis.

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

We are an “emerging growth company,” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.*

We are an “emerging growth company,” as defined in the JOBS Act, enacted in April 2012, and for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years following the completion of our May 5, 2015 IPO, however, we would cease to be an “emerging growth company” before the end of that five-year period as of the following December 31, if we have more than approximately $1.0 billion in annual revenue, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year, or as of the date we issue more than $1.0 billion of non-convertible debt over a three-year period. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

Risks Related to Our Common Stock

We may not be able to satisfy the applicable continued listing requirements of NASDAQ.*

Our common stock is currently listed on The NASDAQ Capital Market under the symbol “HTGM.” Effective April 17, 2017, the listing of our common stock was transferred to The NASDAQ Capital Market from The NASDAQ Global Market following our appeal to a NASDAQ Hearings Panel, or Panel, of the delisting notice we received from NASDAQ on February 14, 2017. On April 12, 2017, the Panel found us in compliance with the applicable market value of listed securities, or MVLS, requirement for listing on The NASDAQ Capital Market. Notwithstanding this result, there can be no assurance that we will be able to maintain compliance with the continued listing requirements, including the MVLS requirement, of The NASDAQ Capital Market. If we are not able to maintain compliance, our common stock may be delisted from trading on NASDAQ. The delisting of our common stock from trading on NASDAQ may have a material adverse effect on the market for, and liquidity and price of, our common stock and impair our ability to raise capital. Delisting from NASDAQ could also have other negative results, including, without limitation, the potential loss of confidence by customers and employees, the loss of institutional investor interest and fewer business development opportunities. If our common stock is delisted from trading on NASDAQ, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the OTC Markets or OTC Bulletin Board. In such event, it could become more difficult to dispose of or obtain accurate quotations for the price of our common stock, and there may also be a reduction in our coverage by security analysts and the news media, which may cause the price of our common stock to decline further.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.*

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned a majority of our capital stock at March 31, 2017. Accordingly, our executive officers, directors and principal stockholders acting together will be able to determine the composition of the board of directors, and may be able to approve all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

As of March 31, 2017, we have expended all $45.4 million of the net proceeds from our IPO as follows: (1) approximately $23.1 million for sales and marketing and general and administrative expenses; (2) approximately $9.4 million for research and development expansion efforts, including expansion of our research and development team and development of new applications and profiling panels; (3) approximately $6.1 million for the payment of principal and interest on our Growth Term Loan; and (4) approximately $6.8 million to purchase inventory and to fund working capital and other general corporate purposes.

Item 5. Other Information.

None

Item 6. Exhibits.

A list of the exhibits filed as part of this Quarterly Report on Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HTG Molecular Diagnostics, Inc.

Date: May 15, 2017	By:	/s/ Timothy B. Johnson
Timothy B. Johnson
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2017	By:	/s/ Shaun D. McMeans
Shaun D. McMeans
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

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