Form 10-Q
period 2017-06-30
HTG MOLECULAR DIAGNOSTICS, INC
filed 2017-08-08
CIK 1169987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 4, 2017, the registrant had 11,448,443 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

HTG Molecular Diagnostics, Inc.

Condensed Balance Sheets

	June 30,	December 31,
	2017	2016
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$13,398,036	$7,507,659
Short-term investments available-for-sale, at fair value	—	4,304,901
Accounts receivable	1,550,868	1,377,441
Inventory, net of allowance of $207,880 at June 30, 2017 and $270,307 at December 31, 2016	1,313,507	1,511,053
Prepaid expenses and other	468,431	433,328
Total current assets	16,730,842	15,134,382

Deferred offering costs	—	49,630
Property and equipment, net	2,880,487	3,270,197
Total assets	$19,611,329	$18,454,209

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,343,912	$761,663
Accrued liabilities	1,213,611	1,670,286
Deferred revenue - current	637,929	335,659
NuvoGen obligation - current	509,618	604,751
Term loan payable - current	6,668,789	6,389,782
Other current liabilities	224,875	258,850
Total current liabilities	10,598,734	10,020,991
Term loan payable - non-current, net of discount and debt issuance costs	2,214,820	5,389,137
NuvoGen obligation - non-current, net of discount	7,811,866	8,017,356
Other non-current liabilities	533,806	619,587
Total liabilities	21,159,226	24,047,071
Commitments and Contingencies
Stockholders’ deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2017 and December 31, 2016; 11,358,324 shares issued and outstanding, at June 30, 2017; 7,939,967 and 7,938,571 shares issued and outstanding, respectively, at December 31, 2016	11,357	7,938
Additional paid-in-capital	125,703,966	110,081,334
Treasury stock, no shares as of June 30, 2017 and 1,396 shares as of December 31, 2016	—	(75,000)
Accumulated other comprehensive loss	—	(1,090)
Accumulated deficit	(127,263,220)	(115,606,044)
Total stockholders’ deficit	(1,547,897)	(5,592,862)
Total liabilities and stockholders' deficit	$19,611,329	$18,454,209

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Product	$407,177	$577,127	$948,321	$1,177,317
Service	1,353,579	1,318,689	2,183,604	1,583,731
Total revenue	1,760,756	1,895,816	3,131,925	2,761,048
Cost of revenue	1,236,904	932,976	2,532,206	1,776,446
Gross margin	523,852	962,840	599,719	984,602

Operating expenses:
Selling, general and administrative	4,413,437	4,712,637	8,651,904	9,406,345
Research and development	1,618,889	2,611,591	2,885,952	4,605,692
Total operating expenses	6,032,326	7,324,228	11,537,856	14,012,037
Operating loss	(5,508,474)	(6,361,388)	(10,938,137)	(13,027,435)

Other income (expense):
Interest expense	(350,058)	(538,889)	(748,478)	(931,346)
Interest income	17,622	31,092	29,711	66,571
Other income	8	18,442	8	18,442
Total other income (expense)	(332,428)	(489,355)	(718,759)	(846,333)
Net loss before income taxes	(5,840,902)	(6,850,743)	(11,656,896)	(13,873,768)
Provision for income taxes	—	860	280	4,259
Net loss	$(5,840,902)	$(6,851,603)	$(11,657,176)	$(13,878,027)
Net loss per share, basic and diluted	$(0.60)	$(0.98)	$(1.31)	$(2.00)
Shares used in computing net loss per share, basic and diluted	9,769,322	7,018,502	8,875,177	6,952,012

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(5,840,902)	$(6,851,603)	$(11,657,176)	$(13,878,027)
Other comprehensive income, net of tax effect:
Unrealized gain on short and long-term investments	736	4,522	1,090	43,873
Comprehensive loss	$(5,840,166)	$(6,847,081)	$(11,656,086)	$(13,834,154)

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Statement of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Loss	Deficit	Deficit
Balance at January 1, 2017	7,938,571	$7,938	$110,081,334	$(75,000)	$(1,090)	$(115,606,044)	$(5,592,862)
Exercise of stock options	40,809	41	109,745	—	—	—	109,786
Stock-based compensation expense	—	—	814,429	—	—	—	814,429
Vesting of restricted stock units	154,000	154	—	—	—	—	154
Employee stock purchase plan	39,972	40	100,872	—	—	—	100,912
Issuance of common stock from the ATM Offering, net of issuance costs of $0.7 million	3,184,972	3,185	14,672,585	—	—	—	14,675,770
Retirement of treasury stock	—	(1)	(74,999)	75,000	—	—	—
Net loss	—	—	—	—	—	(11,657,176)	(11,657,176)
Unrealized gain on short and long-term investments	—	—	—	—	1,090		1,090
Balance at June 30, 2017	11,358,324	$11,357	$125,703,966	$-	$-	$(127,263,220)	$(1,547,897)

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(11,657,176)	$(13,878,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	587,466	728,828
Accretion of discount on NuvoGen obligation	99,377	104,467
Provision for excess inventory	244,026	149,763
Amortization of Growth Term Loan discount and issuance costs	231,319	267,047
Stock-based compensation expense	814,583	322,136
Employee stock purchase plan expense	29,223	—
Accretion of incentive from landlord	(71,000)	(59,165)
Accrued interest on available-for-sale securities investments	5,991	125,138
Changes in operating assets and liabilities:
Accounts receivable	(173,427)	(1,195,148)
Inventory	(19,673)	(161,570)
Prepaid expenses and other	(35,103)	(228,723)
Deferred offering costs	49,630	—
Accounts payable	480,025	799,786
Accrued liabilities	(456,675)	(42,404)
Deferred revenue	278,310	136,231
Net cash used in operating activities	(9,593,104)	(12,931,641)
Investing activities
Purchase of property and equipment	(152,339)	(1,620,946)
Sales, redemptions and maturities of available-for-sale securities	4,300,000	18,700,000
Purchase of available-for-sale securities	—	(3,381,271)
Net cash provided by investing activities	4,147,661	13,697,783
Financing activities
Payment of offering costs	(201,475)	—
Proceeds from Growth Term Loan	—	5,000,000
Payments on Growth Term Loan	(3,126,629)	(1,450,576)
Proceeds from ATM offering	14,907,245	—
Payments on capital leases	(24,796)	(66,706)
Proceeds from exercise of stock options	109,786	2,142
Proceeds from shares purchased under the stock purchase plan	71,689	146,758
Payments on NuvoGen obligation	(400,000)	(181,250)
Net cash provided by financing activities	11,335,820	3,450,368
Increase in cash and cash equivalents	5,890,377	4,216,510
Cash and cash equivalents at beginning of period	7,507,659	3,293,983
Cash and cash equivalents at end of period	$13,398,036	$7,510,493
Noncash investing and financing activities
Fixed asset purchases payable and accrued at period end	72,224	214,033
Offering costs payable at period end	30,000	—
Carrying value of demonstration units transferred from property and equipment to inventory	26,807	—
Stock issued for settlement of accrued bonus	—	(364,910)
Purchase of property and equipment under capital lease	—	209,588
Incentive from landlord	—	710,000
Retirement of treasury stock	75,000	—
Supplemental cash flow information
Cash paid for interest	$417,782	$559,832

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Notes to Unaudited Condensed Financial Statements

Note 1. Description of Business

HTG Molecular Diagnostics, Inc. (the “Company”) is a commercial stage company that develops and markets products and services based on proprietary technology that facilitates the routine use of targeted molecular profiling. The Company derives revenue from sales of the Company’s automation systems and integrated next-generation sequencing-based HTG EdgeSeq assays and from sample processing, custom research use only assay development, and collaboration services.

The Company operates in one segment and the majority of its customers are located in the United States. For the three and six months ended June 30, 2017 approximately 34% and 27%, respectively, of the Company’s revenue was generated from sales to customers located outside of the United States, compared with 10% for both the three and six months ended June 30, 2016.

Note 2. Basis of Presentation

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect the accounts of the Company as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The accompanying interim unaudited, condensed financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and the results of its operations and cash flows, as of and for the periods presented. The unaudited condensed balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for annual financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2017.

Going Concern

In accordance with the criteria of Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has assessed the Company’s ability to continue as a going concern within one year of the filing date of this Quarterly Report on Form 10‑Q with the SEC in August 2017. The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the Company has had recurring operating losses and negative cash flows from operations since its inception and has an accumulated deficit of approximately $127.3 million as of June 30, 2017. As of June 30, 2017, the Company had available cash and cash equivalents of approximately $13.4 million, and had current liabilities of approximately $10.6 million plus an additional $10.6 million in long-term liabilities primarily attributable to its asset-secured growth capital term loan with Oxford Finance, LLC and Silicon Valley Bank (the “Growth Term Loan”) and to an obligation to NuvoGen Research, LLC (“NuvoGen”). The Company has raised $14.9 million in net proceeds through August 4, 2017 under a sales agreement entered into with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) (see Note 11). After considering the net proceeds raised under the sales agreement with Cantor Fitzgerald, and without assuming any additional sales that may be made under the sales agreement with Cantor Fitzgerald, management believes that the Company’s existing resources will be sufficient to fund the Company’s planned operations and expenditures into the beginning of the first quarter of 2018. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that may result from the outcome of these uncertainties.

The Company will need to raise additional capital to fund its operations until its revenue reaches a level sufficient to provide for self-sustaining cash flows. There can be no assurance that additional capital will be available on acceptable terms, or at all, or that the Company’s revenue will reach a level sufficient to provide for self-sustaining cash flows. If sufficient additional capital is not available as and when needed, the Company may have to delay, scale back or discontinue one or more product development programs, curtail its commercialization activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that the Company otherwise would have sought to develop or commercialize independently, cease operations altogether, pursue a sale of the Company at a price that may result in up to a total loss on investment for its stockholders, file for bankruptcy or seek other protection from creditors, or liquidate all assets. In addition, if the Company defaults under its term loan agreement, its lenders could foreclose on its assets, including substantially all of its cash and cash equivalents which are held in accounts with its lenders.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include revenue recognition, stock-based compensation expense, income tax valuation allowances, recovery of long-lived assets, inventory obsolescence and inventory valuation. Actual results could materially differ from those estimates.

Fair Value of Financial Instruments

The carrying value of financial instruments classified as current assets and current liabilities approximate fair value due to their liquidity and short-term nature. Investments that are classified as available-for-sale are recorded at fair value, which was determined using quoted market prices, broker or dealer quotations or alterative pricing sources with reasonable levels of transparency. The Growth Term Loan and NuvoGen obligation are considered financial instruments. However, the Company is unable to reasonably determine the fair value of these obligations.

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

The Company sells its instruments, consumables, sample processing services, custom panel design and development services primarily to biopharmaceutical companies, academic institutions and molecular labs. The Company routinely assesses the financial strength of its customers and credit losses have been minimal to date.

The Company had product revenue consisting of revenue from the sale of instruments and consumables for the three and six months ended June 30, 2017 and 2016, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Instruments	$148,479	$3,119	$171,058	$82,300
Consumables	258,698	574,008	777,263	1,095,017
Total product revenue	$407,177	$577,127	$948,321	$1,177,317

The Company had service revenue consisting of revenue from custom assay development and sample processing for the three and six months ended June 30, 2017 and 2016, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Custom assay development	$582,072	$—	$623,359	$—
Sample processing	469,096	1,318,689	1,257,834	1,583,731
Collaboration agreement	302,411	—	302,411	—
Total service revenue	$1,353,579	$1,318,689	$2,183,604	$1,583,731

The Company’s top three customers accounted for 16%, 15% and 13% of the Company’s total revenue for the three months ended June 30, 2017, compared with 60%, 11% and 5% for the three months ended June 30, 2016. The top three customers accounted for 16%, 12% and 9% of the Company’s revenue for the six months ended June 30, 2017, compared with 43%, 18% and 7% for the six months ended June 30, 2016.

The top two customers accounted for approximately 13% and 12% of the Company’s accounts receivable as of June 30, 2017, compared with approximately 28% and 15% as of December 31, 2016.

The Company currently relies on a single supplier to supply a subcomponent used in the HTG EdgeSeq processors and a second single supplier to provide raw materials used in its HTG EdgeSeq proprietary assays. A loss of either of these suppliers could significantly delay the delivery of products or the completion of services to be performed, which in turn would materially affect the Company’s ability to generate revenue.

Recently Adopted Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory. The standard requires inventory within the scope of the ASU to be measured using the lower of cost and net realizable value. The changes apply to all types of inventory, except those measured using last-in, first-out (“LIFO”) method or the retail inventory method, and are intended to more clearly articulate the requirements for the measurement and disclosure of inventory and to simplify the accounting for inventory by eliminating the notions of replacement cost and net realizable value less a normal profit margin. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. The Company adopted this guidance effective January 1, 2017. The Company previously measured its inventory at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method. The adoption of the guidance did not have a material impact on the Company’s interim unaudited condensed financial statements.

In April 2016, the FASB issued ASU No. 2016-09, Share-Based Payment: Simplifying the Accounting for Share-Based Payments. The standard addresses several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. The Company adopted this guidance effective January 1, 2017. Excess tax benefits recorded upon adoption of this standard are not material to the condensed balance sheets. The elimination of the APIC pool affects the treasury stock method used to calculate weighted average shares outstanding; however, the impact was not material. The Company elected to change its policy surrounding forfeitures, and beginning January 1, 2017, the Company no longer estimates the number of awards expected to be forfeited but instead accounts for them as they occur. The Company implemented this portion of the guidance using a modified retrospective approach. However, the cumulative adjustment was not material to additional paid-in capital and therefore was not recorded. Other provisions of ASU 2016-09 had no impact on the Company’s interim unaudited condensed financial statements.

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

The new revenue standard and the standards that amend it will be effective for public entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is in the initial stages of evaluating the effect of adoption of ASU 2014-09 on its financial statements and continues to evaluate the available transition methods. The Company has begun assessing the standard for all of its contracts with customers, which includes performing a detailed review of how the new standard affects each of its different types of customer contracts and comparing historical accounting policies and practices to the new standard. The Company will continue its evaluation of the standards update through the date of adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). Under this standard, which applies to both lessors and lessees, lessees will be required to recognize for all leases (except for short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in a company’s financial statements, with certain practical expedients available. The effect of adoption of this standard on our financial statements will depend on the leases existing at January 1, 2018. Based on the Company’s preliminary assessment of its office and equipment leases that are in place as of June 30, 2017, however, and considering the practical expedients, the Company expects that adoption of ASU 2016‑02 will not have a material effect on its statements of operations, will result in a gross-up on its balance sheets of less than $3.0 million relating to office and equipment leases and will have no effect on its statements of cash flows. The Company will continue to assess the new guidance and its potential applicability to the other existing agreements, or to new agreements that it may enter into subsequent to June 30, 2017, through the date of adoption.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. When considering the activity within the Company’s condensed statements of cash flows for the six months ended June 30, 2017 and 2016, the Company does not believe the adoption of this standard will have a significant impact on its financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new standard will be effective on January 1, 2018; however, early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

Note 3. Inventory

Inventory, net of allowance, consisted of the following as of the date indicated:

	June 30,	December 31,
	2017	2016
Raw materials	$1,106,363	$1,222,437
Work in process	106	1,762
Finished goods	414,918	557,161
Total gross inventory	1,521,387	1,781,360
Less inventory allowance	(207,880)	(270,307)
	$1,313,507	$1,511,053

For the three and six months ended June 30, 2017, the Company recorded net decreases in the inventory reserve of $66,250 and $62,427, respectively, compared with net increases of $73,305 and $91,542, respectively, for the three and six months ended June 30, 2016, to adjust for estimated shrinkage and obsolescence. For the three and six months ended June 30, 2017, the Company recorded adjustments to provision for excess inventory of  $51,599 and $244,026, respectively. For the three and six months ended June 30, 2016, the Company recorded adjustments to provision for excess inventory of  $119,221 and $149,763, respectively. Adjustments in these periods to the allowance for estimated shrinkage, obsolescence and excess inventory were recognized within cost of revenue in the condensed statement of operations.

Note 4. Fair Value Instruments

The carrying value of financial instruments classified as current assets and current liabilities approximate fair value due to their liquidity and short-term nature. Investments that are classified as available-for-sale are recorded at fair value, which is determined using quoted market prices, broker dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Financial assets and liabilities measured at fair value are classified in their entirety in the fair value hierarchy, based on the lowest level input significant to the fair value measurement. The following table classifies the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016, respectively, in the fair value hierarchy:

	Balance at June 30, 2017
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$12,434,936	$—	$—	$12,434,936
Total	$12,434,936	$—	$—	$12,434,936

	Balance at December 31, 2016
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$6,443,102	$—	$—	$6,443,102
Investments available-for-sale at fair value
U.S. government obligations	$1,300,663	$—	$—	$1,300,663
Corporate debt securities	$—	$3,004,238	$—	$3,004,238
Total	$7,743,765	$3,004,238	$—	$10,748,003

There are no other financial instruments subject to fair value measurement on a recurring basis. Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the six months ended June 30, 2017 or for the year ended December 31, 2016.

Level 1 instruments include U.S. Government money market funds and U.S. Treasuries. These instruments are valued using quoted market prices for identical unrestricted instruments in active markets. The Company defines active markets for debt instruments based on both the average daily trading volume and the number of days with trading activity. Level 2 instruments include corporate debt securities. Valuations of Level 2 instruments can be verified to quoted prices, recent trading activity for identical or similar instruments, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. Consideration is given to the nature of the quotations (e.g., indicative or firm) and the relationship of recent market activity to the prices provided from alternative pricing sources.

Fair values of these assets are based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not adjust any of the valuations received from these third parties with respect to any of its Level 1 or 2 securities for the periods ended June 30, 2017 or December 31, 2016.

Note 5. Available for Sale Securities

The Company had no available-for-sale securities as of June 30, 2017. The following is a summary of the Company’s available-for-sale securities at December 31, 2016.

	December 31, 2016
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
U.S. Treasury securities	$1,300,151	$512	$—	$1,300,663
Corporate debt securities	3,005,840	—	(1,602)	3,004,238
Total available-for-sale securities	$4,305,991	$512	$(1,602)	$4,304,901

The net adjustment to unrealized holding gains on available-for-sale securities, net of tax in other comprehensive income totaled $736 and $1,090 for the three and six months ended June 30, 2017, respectively, and $4,522 and $43,873 for the three and six months ended June 30, 2016, respectively.

Note 6. Property and Equipment

Property and equipment, net, consists of the following:

	June 30,	December 31,
	2017	2016
Office equipment	$505,221	$447,580
Leasehold improvements	1,854,052	1,847,378
Laboratory and manufacturing equipment	2,703,030	2,659,621
Field equipment	131,096	131,096
Software	150,451	150,451
Construction in progress	261,633	176,963
	5,605,483	5,413,089
Less: accumulated depreciation and amortization	(2,724,996)	(2,142,892)
	$2,880,487	$3,270,197

Depreciation and leasehold improvement amortization expense was $291,421 and $587,466 for the three and six months ended June 30, 2017, respectively, and $371,805 and $728,828 for the three and six months ended June 30, 2016, respectively.

Note 7. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2017	2016
Employee compensation and benefits	$683,197	$1,088,773
Employee compensation for future absences	198,682	173,533
Interest	60,240	82,591
Professional fees	89,795	79,029
Other	181,697	246,360
	$1,213,611	$1,670,286

Note 8. Growth Term Loan

There have been no significant modifications to the terms and conditions of the Growth Term Loan since the disclosures made in the Company’s Annual Report on Form 10-K, filed with the SEC on March 23, 2017. The remaining principal repayments due under the Growth Term Loan as of June 30, 2017 are as follows for each fiscal year:

2017	$3,263,152
2018	5,163,822
Total Growth Term Loan payments	8,426,974
Less discount and deferred financing costs	(150,049)
Plus final fee premium	606,684
Total Growth Term Loan, net	$8,883,609

Note 9. Other Agreements

NuvoGen Obligation

There have been no significant modifications to the terms and conditions of the Company’s NuvoGen obligation since the disclosures made in the Company’s Annual Report on Form 10-K, filed with the SEC on March 23, 2017. The minimum remaining payments due to NuvoGen at June 30, 2017 are as follows for each fiscal year, although actual payments could be significantly more than provided in the table in 2018 and beyond, to the extent that 6% of the Company’s revenue exceeds $400,000:

2017	$400,000
2018	400,000
2019	400,000
2020	400,000
2021	400,000
2022 and beyond	6,298,743
Total NuvoGen obligation payments	8,298,743
Less discount	22,741
Total NuvoGen obligation, net	$8,321,484

Development Agreements

Illumina, Inc. Agreement

In June 2017, the Company entered into an Amended and Restated Development and Component Supply Agreement with Illumina, Inc. (“Illumina”), effective May 31, 2017 (the “Restated Agreement”), which amended and restated the parties’ IVD Test Development and Component Supply Agreement entered into in October 2014 (the “Original Agreement”). The Restated Agreement provides for the development and worldwide commercialization by the Company of nuclease-protection-based RNA or DNA profiling tests (“IVD test kits”) for use with Illumina’s MiSeqDx sequencer in the field of diagnostic oncology testing in humans (the “Field”).

Under the Restated Agreement, the parties have agreed to continue activities under the first development plan which was entered into pursuant to the Original Agreement, and the Company may, at its discretion, submit additional development plans for IVD test kits in the Field to Illumina for its approval, not to be unreasonably withheld.

Under each development plan, Illumina will provide specified regulatory support and rights, and develop and deliver to the Company an executable version of custom software, which, when deployed on Illumina’s MiSeqDx sequencer, would enable sequencing by the end-user of the subject IVD test kit probe library. Illumina retains ownership of the custom software, subject to the Company’s right to use the custom software in connection with the commercialization of IVD test kits. The Company is required to pay Illumina up to $0.6 million in the aggregate upon achievement of specified regulatory milestones relating to the IVD test kits. There have been no additional contractual milestones reached since the disclosures made by the Company in its Annual Report on Form 10-K, filed with the SEC on March 23, 2017. In addition, the Company has agreed to pay Illumina a single digit percentage royalty on net sales of any IVD test kits that the Company commercializes pursuant to the Restated Agreement. The Company has submitted one additional development plan for an IVD test kit to Illumina, resulting in a required payment to Illumina of $50,000 for the three and six months ended June 30, 2017, included in accounts payable in the condensed balance sheets as of June 30, 2017. Ongoing research and development costs for development plans under the Restated Agreement have been expensed as incurred.

Absent earlier termination, the Restated Agreement will expire in May 2027; however, Illumina is no longer obligated to notify the Company of changes in its products that may affect the Company’s IVD test kits after May 31, 2023. The Company may terminate the Restated Agreement at any time upon 90 days’ written notice and may terminate any development plan under the Restated Agreement upon 30 days’ prior written notice. Illumina may terminate the Restated Agreement upon 30 days’ prior written notice if the Company undergoes certain changes of control, subject to a transition period of up to 12 months for then-ongoing development plans. Either party may terminate the Restated Agreement upon the other party’s material breach of the Restated Agreement that remains uncured for 30 days, or upon the other party’s bankruptcy.

Other Development Agreements

There have been no significant modifications or financial events relating to the development agreements entered into by the Company in prior periods with Invetech PTY Ltd. or Life Technologies Corporation since the disclosures made by the Company in its Annual Report on Form 10-K, filed with the SEC on March 23, 2017.

Collaboration Agreements

Merck KGaA Agreement

The Company earned the first milestone-based payment under its Master CDx Agreement with Merck KGaA, Darmstadt, Germany (“Merck KGaA”) in the second quarter of 2017. Service revenue of $25,000 was recognized for the completion of these research and development services using the proportional performance method of revenue recognition for the three and six months ended June 30, 2017 related to this agreement.

Other Collaboration Agreements

There have been no significant modifications or financial events relating to the previously disclosed collaboration agreement entered into by the Company with Bristol-Myers Squibb since disclosures made by the Company in its Annual Report on Form 10‑K, filed with the SEC on March 23, 2017.

Other Agreements with Related Parties

Refer to Note 14 for discussion of agreements with related parties.

Note 10. Net Loss Per Share

Net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock or common stock equivalents outstanding. The numerator and the denominator used in computing both basic and diluted net loss per share for each period are the same. The following table provides the numerator and denominator used in computing basic and diluted net loss per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(5,840,902)	$(6,851,603)	$(11,657,176)	$(13,878,027)
Denominator:
Weighted-average shares outstanding-basic and diluted	9,769,322	7,018,502	8,875,177	6,952,012
Net loss per share, basic and diluted	$(0.60)	$(0.98)	$(1.31)	$(2.00)

The following outstanding options and warrants were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Six Months Ended June 30,
	2017	2016
Options to purchase common stock	1,436,978	1,055,831
Common stock warrant	219,723	219,723
Restricted stock units	208,999	24,999

Note 11. Stockholders’ Deficit

Cantor Fitzgerald & Co. Market Offering

In April 2017, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor Fitzgerald”), pursuant to which the Company may offer and sell, from time to time, through Cantor Fitzgerald, shares of the Company’s common stock, par value $0.001 per share, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended (the “ATM Offering”). In April 2017, the Company also filed a prospectus supplement (File No. 333-216977) with the SEC relating to the offer and sale of up to $20,000,000 of common stock in the ATM Offering. In June 2017, the Company filed an amendment to the prospectus supplement with the SEC to increase the amount of common stock that may be offered and sold in the ATM Offering under the Sales Agreement to $40,000,000 in the aggregate, inclusive of the common stock previously sold in the ATM Offering prior to the date of the amendment.

As of June 30, 2017, the Company has sold 3,184,972 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of approximately $15.4 million. After sales commissions and $0.2 million of other offering expenses paid and payable by the Company in connection with the ATM Offering, the Company’s aggregate net proceeds through June 30, 2017 were approximately $14.7 million. These costs have been recorded as a reduction of proceeds received in arriving at the amount recorded in additional paid-in capital as of June 30, 2017.

Treasury Stock

In January 2017, the Company’s board of directors approved the retirement of the 1,396 shares of the Company’s common stock previously held in treasury, and returned them to the status of authorized and unissued shares of the Company’s common stock.

Stock-based Compensation

As of June 30, 2017, there were 89,968 shares available for issuance under the Company’s 2014 Equity Incentive Plan (the “Plan”) and options to purchase 1,436,978 shares of common stock were outstanding, including 714,443 options that were fully vested. As of June 30, 2017, there was total unrecognized compensation expense of $1,010,315 related to unvested stock options, which the Company expects to recognize over a weighted-average period of approximately 1.93 years.

A summary of the Plan’s stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2016	1,161,705	$3.35	7.7	$36,887
Granted	349,000	2.04
Exercised	(40,809)	2.69		$152,071
Forfeited	(30,057)	3.23
Expired/Cancelled	(2,861)	9.03
Balance at June 30, 2017	1,436,978	$3.03	7.8	$538,789
Exercisable at June 30, 2017	714,443	$3.40	6.5	$214,339

As of June 30, 2017, there were 208,999 restricted stock units (“RSUs”) outstanding, including 10,000 vested and unissued RSUs and 198,999 unvested RSUs. Unrecognized compensation expense related to the remaining unvested RSUs was $173,737 at June 30, 2017, which the Company expects to recognize over a weighted-average remaining service period of 0.6 years.

A summary of the Plan’s RSU activity is as follows:

	Restricted Stock Units (RSU)	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2016	355,499	$2.41
Granted	10,000	1.75
Exercised	(154,000)	2.44
Forfeited	(2,500)	2.46
Balance at June 30, 2017	208,999	$2.36

Stock-based compensation expense recorded in the condensed statements of operations for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Selling, general and administrative	$294,591	$112,043	$574,174	$233,593
Research and development	93,103	30,056	181,464	67,790
Cost of revenue	30,243	9,989	58,945	20,753
	$417,937	$152,088	$814,583	$322,136

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

Leases

The Company leases office and laboratory space in Tucson, Arizona under two non-cancelable operating leases. There have been no changes to the Company’s office and laboratory space leases since the disclosures made by the Company in its Annual Report on Form 10-K, filed with the SEC on March 23, 2017. The Company’s remaining minimum real estate lease payments before common area maintenance charges for each fiscal year as of June 30, 2017 are as follows:

2017	$254,964
2018	512,533
2019	514,977
2020	517,457
2021	43,139
$1,843,070

As of June 30, 2017, the Company also has capital lease commitments consisting of approximately $115,000 of leases for computer equipment varying in length from 36 to 48 months and an equipment financing arrangement of approximately $13,000 with a vendor that expires in December 2017 that have not been included in the minimum lease payments schedule above.

Product Warranty

The following is a summary of the Company’s general product warranty reserve:

	Six Months Ended June 30,
	2017	2016
Beginning balance	$50,426	$20,213
Cost of warranty claims	(4,296)	(32,760)
Increase (decrease) in warranty reserve	(14,817)	49,024
Ending balance	$31,313	$36,477

Warranty reserve is included in accrued liabilities in the condensed balance sheets as of June 30, 2017 and December 31, 2016. Expense relating to the recording of this reserve is recorded in cost of revenue within the condensed statements of operations.

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

In each period since inception, the Company has recorded a valuation allowance for the full amount of its net deferred tax assets, as it is not more likely than not that these will be realized. As a result, the Company has not recorded any federal or state income tax benefit in the condensed statements of operations; however, state income tax expense has been recorded for state minimum taxes.

The Company periodically reviews its filing positions for all open tax years in all U.S. federal, state and international jurisdictions where the Company is or might be required to file tax returns or other required reports.

The Company applies a two-step approach to recognizing and measuring uncertain tax positions. The Company evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained in a court of last resort. The term “more likely than not” means a likelihood of more than 50 percent. Otherwise, the Company may not recognize any of the potential tax benefit associated with the position. The Company recognizes a benefit for a tax position that meets the more likely than not criterion at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon its effective resolution. Unrecognized tax benefits involve management’s judgment regarding the likelihood of the benefit being sustained. The final resolution of uncertain tax positions could result in adjustments to recorded amounts and may affect the Company’s results of operations, financial position and cash flows. The Company has not identified any uncertain tax positions at June 30, 2017 or December 31, 2016.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at June 30, 2017 and December 31, 2016, respectively, and has not recognized interest or penalties of significance during the six months ended June 30, 2017 and 2016, respectively, since there are no material unrecognized tax benefits. The Company has not made or had payments due for income taxes for the periods ended June 30, 2017 or December 31, 2016, other than state minimum taxes. Management believes no material change to the amount of unrecognized tax benefits will occur within the next 12 months.

The Company has established a valuation allowance against the entire net deferred tax asset. A preliminary analysis of past and subsequent equity offerings by the Company, and other transactions that have an impact on the Company’s ownership structure, concluded that the Company may have experienced one or more ownership changes under Sections 382 and 383 of the Internal Revenue Code or IRC. Provisions of the IRC place special limitations on the usage of net operating losses and credits following an ownership change. Such limitations may limit or eliminate the potential future tax benefit to be realized by the Company from its accumulated net operating losses and research and development credits.

Note 14. Related Party Transactions

QIAGEN Agreement

In June 2017, the Company entered into the first statement of work (“SOW One”) under its Master Assay Development, Commercialization and Manufacturing Agreement (“Governing Agreement”) with QIAGEN Manchester Limited (“QML”), a wholly owned subsidiary of QIAGEN, N.V. QIAGEN North American Holdings, Inc., a wholly owned subsidiary of QIAGEN N.V., is a greater than 5% holder of the Company’s outstanding common stock.

SOW One addresses the initial activities of the Company and QML in support of the development and potential commercialization of a next generation sequencing-based companion diagnostic assay (the “PDP Assay”) that is the subject of a sponsor project agreement between QML and a biopharmaceutical company (“Pharma One”). The parties expect development activities for the PDP Assay to be the subject of more than one work plan under the sponsor project agreement and a corresponding number of statements of work under the Governing Agreement.

The Company has determined that SOW One is a collaborative arrangement under ASC 808 and a multiple-element arrangement under ASC 605-25. After reviewing the deliverables under the arrangement, the Company concluded that all of the fixed and determinable contract consideration should be allocated to the development services to be performed by the Company.

QML will pay the Company a monthly fee for development work performed by Company and its subcontractors (collectively, the “Monthly Fee”). The Monthly Fee is not contingent upon successful acceptance of project milestones by Pharma One; therefore, the Monthly Fee will be recognized as the respective payment amount becomes fixed or determinable and collectability from QML is reasonably assured. The Company and QML also will share any net profits resulting from performance of the development work as determined pursuant to the Governing Agreement. Such profit sharing payment(s) is deemed to be fixed or determinable upon completion of SOW One deliverables, acceptance of corresponding deliverables by Pharma One, and the calculation of net profit is mutually agreed by QML and the Company.

Revenue of $277,400 has been included in service revenue in the condensed statements of operations for the three and six months ended June 30, 2017 relating to SOW One Monthly Fees, and in accounts receivables in the condensed balance sheets as of June 30, 2017, and no profit sharing payments have been received or recognized as of June 30, 2017. Costs relating to SOW One of $222,200 have been included in research and development expense in the condensed statements of operations for the three and six months ended June 30, 2017. No costs or revenue relating to SOW One were included in the condensed statements of operations for the three and six months ended June 30, 2016 as SOW One was not established until June 2017.

SOW One will expire when all activities and deliverables have been completed by the respective responsible party and all payments from QML to the Company have been delivered, including any required profit sharing, unless terminated earlier in accordance with the terms of the Governing Agreement.

Contemporaneous with entry into SOW One, the Governing Agreement was amended to provide that neither the Company nor QML may terminate SOW One or the Governing Agreement to the extent it relates to SOW One in the event of a change of control.

Investor Rights Agreement

Effective June 2, 2017, the Company agreed with Novo Holdings A/S, formerly known as Novo A/S, a greater than 5% holder of the Company’s outstanding common stock, that notwithstanding the termination provisions of the Amended and Restated Investor Rights Agreement (“IRA”) dated May 11, 2015 between the Company and certain stockholders named therein, Novo Holdings A/S would be entitled to demand registration rights set forth in the IRA until the earlier of (a) May 11, 2018 and (b) such time as all registrable securities held by the holder may be sold under Rule 144 during any 90-day period.

Note 15. Subsequent Events

Notice of Potential Delisting from The NASDAQ Capital Market

The Company’s common stock is currently listed on The NASDAQ Capital Market under the symbol “HTGM.” On July 31, 2017, the Company received notice from NASDAQ that the Company’s Market Value of Listed Securities (“MVLS”) did not satisfy The NASDAQ Capital Market continued listing requirements set forth in NASDAQ Stock Market Rule 5550(b)(2), nor does the Company satisfy alternative continued listing criteria under the stockholders’ equity or net income standards. The NASDAQ continued listing rules provide the Company a compliance period of 180 calendar days in which to regain compliance with the MVLS requirements. If at any time during this compliance period the Company’s MVLS closes at $35 million or more for a minimum of ten consecutive business days, the Company will regain compliance with NASDAQ’s continued listing requirements. In the event the Company does not regain compliance prior to the expiration of the compliance period, the Company’s common stock will be subject to delisting. There can be no assurance that the Company will be able to regain compliance with the MVLS requirement.

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

•	the activities anticipated to be performed by us and third parties under development projects and programs, and the expected benefits and outcomes of such projects and programs;
•	the implementation of our business model and strategic plans for our business;
•	the regulatory regime for our products, domestically and internationally;
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

Historically, molecular profiling has faced several technical challenges in clinical applications. These include (i) limited “multiplexing,” which means only a few biomarkers could be tested in a single sample; (ii) the need for vast amounts of sample to test more than a few biomarkers, which often required several different technologies conducted in different locations; (iii) complex sample preparation; and (iv) manual and/or time-consuming workflows. Even where it was possible to test tens, hundreds or thousands of biomarkers, such as with fixed arrays, data analysis could be quite complicated and time consuming.

Our proprietary technology has several key differentiators, including (i) multiplexing from tens to thousands of biomarkers in a single sample; (ii) very low sample input requirements; (iii) simple, extraction-free sample preparation, which is effective with a wide variety of samples; (iv) automated workflow with sample-to-result turnaround times rivaling any current competitor; and (v) simplified data output. In addition, our HTG EdgeSeq assay technology, launched in 2014, generates a molecular profiling library for detection using NGS. Among other things, NGS provides improved sensitivity and dynamic range for our HTG EdgeSeq assays. We believe these advantages position us to outperform most other now-available molecular profiling technologies, especially in certain sample types, such as formalin-fixed, paraffin-embedded, or FFPE, tissue. While we continue to advance our technology, we are particularly focused on gaining market recognition and expanding our product offerings and biopharmaceutical company collaborations.

Our current sources of revenue include sample processing, custom research use only, or RUO, assay development and collaboration services and sales of our automation systems and integrated NGS-based HTG EdgeSeq assays. Our current assay product offerings include the following:

•	HTG EdgeSeq Oncology Biomarker Panel,
•	HTG EdgeSeq Immuno-Oncology Assay,
•	HTG EdgeSeq microRNA Whole-Transcriptome Assay,
•	HTG EdgeSeq DLBCL Cell of Origin Assay,
•	HTG EdgeSeq DLBCL Cell of Origin Assay EU,
•	HTG EdgeSeq PATH Assay, and
•	HTG EdgeSeq ALKPlus Assay EU.

Our assays are currently sold for research use only, except in Europe where our diffuse large B-cell lymphoma, or DLBCL, assay and our HTG EdgeSeq ALKPlus Assay EU are CE-marked and available for diagnostic use. We continue work on the pre-market approval, or PMA, submission for our HTG EdgeSeq ALKPlus Assay in the United States. We also have a focused development pipeline of new profiling products, which includes planned panels for translational research, drug development, and molecular diagnostics with initial focus in immuno-oncology. We have completed feasibility testing on our direct-target-sequencing “version 2” chemistry, or V2 chemistry, which is now available as a service offering for detection of certain DNA mutations in our VERI/O laboratory.

Our HTG EdgeSeq assays are automated on either our HTG Edge or HTG EdgeSeq platform, which may also be referred to as an “instrument” or “processor” and which, together with the assay, is a fully integrated system. Our HTG Edge platform can run both our original, plate-based assays and our NGS-based HTG EdgeSeq assays. We continue to support a small number of customers interested in utilizing our plate-based assays on a custom manufacturing basis; however, in 2016, based on market trends and customer feedback, we shifted our product focus to our NGS‑based HTG EdgeSeq system.

Customers can also obtain the advantages of our proprietary technology by engaging us to perform certain pre-clinical and clinical research-related services, including drug development and translational research. Our services include processing samples for molecular profiling data and designing custom research or investigational profiling assays.

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

We have incurred significant losses since our inception, and we have never been profitable. We incurred net losses of $5.8 million and $11.7 for the three and six months ended June 30, 2017, respectively, and $6.9 million and $13.9 for the three and six months ended June 30, 2016, respectively. As of June 30, 2017, we had an accumulated deficit of approximately $127.3 million. As of June 30, 2017, we had available cash and cash equivalents totaling approximately $13.4 million, and had current liabilities of approximately $10.6 million, plus an additional $10.6 million in long-term liabilities primarily attributable to our Growth Term Loan and our obligation to NuvoGen.

Recent Developments

In April 2017, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor Fitzgerald, shares of our common stock by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act, or the ATM Offering, and filed a prospectus supplement (File No. 333-216977) with the SEC relating to the offer and sale of up to $20,000,000 of common stock in the ATM Offering. In June 2017, we filed an amendment to the prospectus supplement with the SEC to increase the amount of common stock that may be offered and sold in the ATM Offering to $40,000,000 in the aggregate, inclusive of the common stock previously sold in the ATM Offering prior to the date of the amendment. As of August 4, 2017, we have sold 3,274,341 shares of common stock in the ATM Offering at then-market prices for total gross proceeds of approximately $15.6 million. After sales commissions and other expenses payable by us in connection with the ATM Offering, our aggregate net proceeds from the ATM Offering through August 4, 2017 were approximately $14.9 million.

In June 2017, we announced that our new HTG EdgeSeq PATH Assay for research uses had been launched for sale in the United States and Europe. The HTG EdgeSeq PATH Assay was designed for retrospective gene expression profiling to complement traditional immunohistochemistry, or IHC, testing.

In June 2017, we amended and restated our IVD Test Development and Component Supply Agreement with Illumina, Inc. to, among other things, extend the agreement term and increase the number of in-vitro diagnostic test kits that may be developed for use with Illumina sequencing technology.

In June 2017, we entered the first statement of work, or SOW One, with QIAGEN Manchester Limited, or QML, under the parties’ Master Assay Development, Commercialization and Manufacturing Agreement, or the Governing Agreement. SOW One addresses development activities expected to be conducted by us and QML in connection with the initial phase of a sponsored project agreement entered into between QML and a pharmaceutical company. Under SOW One, we and QML are expected to perform development work for the initial phase of what is expected to become a multi-stage project leading to the potential development and commercialization of a next generation sequencing-based companion diagnostic assay. The development work is expected to support one of the pharmaceutical company’s therapeutic development and commercialization programs

In July 2017, we announced the initiation of our second development program with QML, under the Governing Agreement. Our HTG EdgeSeq technology will be used in the program to develop gene expression profiling assays for use with NGS technology in support of another pharmaceutical company’s therapeutic development and commercialization programs.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
Revenue:
Product	$407,177	$577,127	$(169,950)	(29%)	$948,321	$1,177,317	$(228,996)	(19%)
Service	1,353,579	1,318,689	34,890	3%	2,183,604	1,583,731	599,873	38%
Total revenue	1,760,756	1,895,816	(135,060)	(7%)	3,131,925	2,761,048	370,877	13%
Cost of revenue	1,236,904	932,976	303,928	33%	2,532,206	1,776,446	755,760	43%
Gross margin	523,852	962,840	(438,988)	(46%)	599,719	984,602	(384,883)	(39%)
Gross margin percentage	30%	51%			19%	36%
Operating expenses:
Selling, general and administrative	4,413,437	4,712,637	(299,200)	(6%)	8,651,904	9,406,345	(754,441)	(8%)
Research and development	1,618,889	2,611,591	(992,702)	(38%)	2,885,952	4,605,692	(1,719,740)	(37%)
Total operating expenses	6,032,326	7,324,228	(1,291,902)	(18%)	11,537,856	14,012,037	(2,474,181)	(18%)
Operating loss	(5,508,474)	(6,361,388)	852,914	(13%)	(10,938,137)	(13,027,435)	2,089,298	(16%)
Other expense, net	(332,428)	(489,355)	156,927	(32%)	(718,759)	(846,333)	127,574	(15%)
Net loss before income taxes	$(5,840,902)	$(6,850,743)	$1,009,841	(15%)	$(11,656,896)	$(13,873,768)	$2,216,872	(16%)

Revenue

We generate revenue from the sale of our HTG Edge and HTG EdgeSeq instruments and our consumables, which consist primarily of our proprietary molecular profiling panels and other assay components. Together, all such consumables may be referred to as assays, assay kits or kits. We also generate revenue through the sale of services related to our proprietary technology, such as sample processing, custom research use only assay development and, pursuant to collaboration agreements with our biopharmaceutical customers, development of IVD assays. Total revenue for the three months ended June 30, 2017, decreased by 7% to $1.8 million compared with $1.9 million for the three months ended June 30, 2016, primarily as a result of a single customer contract producing approximately $1.1 million of sample processing revenue in the second quarter of 2016. Total revenue for the six months ended June 30, 2017, increased by 13% to $3.1 million compared with $2.8 million for the six months ended June 30, 2016. The overall revenue increase for the six months ended June 30, 2017 compared to the same period in the prior year was primarily the result of service revenue generated from an increased number of customers and an increasing component of revenue from collaborative development agreements with our biopharmaceutical company customers, both trends which we expect to continue in future reporting periods.

Product revenue

          Product revenue includes revenue from the sale of our HTG Edge and HTG EdgeSeq instruments and related consumables, and was $0.4 million and $0.9 million for the three and six months ended June 30, 2017, respectively, compared with $0.6 million and $1.2 million for the three and six months ended June 30, 2016, respectively, and was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Instruments	$148,479	$3,119	$171,058	$82,300
Consumables	258,698	574,008	777,263	1,095,017
Total product revenue	$407,177	$577,127	$948,321	$1,177,317

          Revenue generated from instrument sales, rental and extended warranty services for the three and six months ended June 30, 2017, was $148,000 and $171,000, respectively, compared with $3,000 and $82,000 for the three and six months ended June 30, 2016, respectively. Consumables revenue was $0.3 million and $0.8 million for the three and six months ended June 30, 2017, respectively, and $0.6 million and $1.1 million for the three and six months ended June 30, 2016, respectively. The decrease in product revenue from 2016 to 2017 is primarily attributable to our focus on biopharmaceutical customers whose preference has been to access our technology via our service offerings. We expect our revenue mix to continue to contain a high proportion of biopharmaceutical service revenue in the near term. We also expect that potential companion diagnostic products resulting from our collaborations with biopharmaceutical customers will be commercialized in the future and we will continue to independently develop additional menu items for commercial clinical diagnostic markets, both in European and U.S. markets using our HTG EdgeSeq platform.

Service revenue

Service revenue, consisting of services such as sample processing, custom assay development and collaborative development services for biopharmaceutical company customers, increased to $1.4 million and $2.2 million for the three and six months ended June 30, 2017, respectively, compared with $1.3 million and $1.6 million for the three and six months ended June 30, 2016, respectively. Service revenue reflects primarily new and increasing activity with our growing biopharmaceutical company customer base.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Custom assay development	$582,072	$—	$623,359	$—
Sample processing	469,096	1,318,689	1,257,834	1,583,731
Collaboration agreement	302,411	—	302,411	—
Total service revenue	$1,353,579	$1,318,689	$2,183,604	$1,583,731

Our increased service revenue for the three and six months ended June 30, 2017, compared with the same periods in 2016 reflects growth both in the number of biopharmaceutical company customers purchasing our service offerings and in the amount of work performed on newly initiated biopharmaceutical company collaboration agreements, including the initiation of development services to be performed under the first statement of work entered into under our Governing Agreement with QML. Sample processing revenue for the second quarter of 2016 included approximately $1.1 million of revenue from a single biopharmaceutical company customer for which a backlog of samples was processed during the period. We continue to enter into new agreements or expand the scope of our existing biopharmaceutical collaborations and service agreements with biopharmaceutical company customers, who have chosen our proprietary technologies for use in their translational research and drug development programs, and who prefer to access our technology via services. This has driven expansion of service product mix as programs move through various stages of custom assay development and validation, proof of concept, processing of customer samples and movement toward IVD assay development. Because of existing agreements with biopharmaceutical company customers and continued efforts to expand our services to new biopharmaceutical company customers in the future, we expect our service revenue to continue to increase in both absolute dollars and as a percentage of total revenue for the remainder of 2017.

Cost of revenue

Cost of revenue includes the aggregate costs incurred in manufacturing, delivering, installing and servicing instruments and consumables, as well as costs incurred for services performed for customers by our VERI/O laboratory and product development department. Cost of revenue increased by $304,000, or 33%, and $756,000, or 43%, in the three and six months ended June 30, 2017, respectively, compared with the three and six months ended June 30, 2016. These costs were primarily driven by the variety of service revenue generated in our VERI/O laboratory during the period, which has resulted in the expansion of our VERI/O laboratory staffing, facilities and equipment to accommodate this increase in the demand for services in our VERI/O laboratory over that of the same period in the prior year and in anticipation of further demand increases.

Selling, general and administrative expenses

Selling, general and administrative expenses were $4.4 million and $8.7 million for the three and six months ended June 30, 2017, respectively, compared with $4.7 million and $9.4 million for the three and six months ended June 30, 2016, respectively. These reductions were a direct result of the reorganization of our commercial sales team in 2016, to gain efficiency and to focus predominantly on the pharmaceutical market while reducing our investments in the academic research market.

Research and development expenses

Research and development expenses were $1.6 million and $2.9 million for the three and six months ended June 30, 2017, respectively, compared with $2.6 million and $4.6 million for the three and six months ended June 30, 2016, respectively. The decrease in research and development expenses for the three and six months ended June 30, 2017 compared to the same periods in 2016, were primarily due to the suspension of Project JANUS in the third quarter 2016. The curtailment of Project JANUS activity has allowed us to focus on other, nearer-term product development projects, including those under the scope of our new collaboration agreements. The decrease was partially offset by an increase in project development costs relating to the initiation of SOW One under our Governing Agreement with QML in the second quarter of 2017.

Cash Flows for the Six Months Ended June 30, 2017 and 2016

The following table summarizes the primary sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$(9,593,104)	$(12,931,641)
Investing activities	4,147,661	13,697,783
Financing activities	11,335,820	3,450,368
Increase in cash and cash equivalents	$5,890,377	$4,216,510

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2017 totaled $9.6 million and reflected (i) a net loss of $11.7 million; (ii) net non-cash items of $2.0 million, consisting primarily of depreciation and amortization of $0.6 million, amortization of the discount, final payment premium and deferred financing costs on the Growth Term Loan of $0.2 million, stock-based compensation of $0.8 million, accretion of our NuvoGen discount of $0.1 million, and a provision for excess inventory of $0.2 million; and (iii) a net cash inflow from changes in balances of operating assets and liabilities of $0.1 million. The significant items comprising the changes in balances of operating assets and liabilities were increase in accounts payable, partially offset by a decrease in accrued liabilities during the period.

Net cash used in operating activities for the six months ended June 30, 2016 totaled $12.9 million and reflected (i) the net loss of $13.9 million, (ii) net non-cash items of $1.6 million, consisting primarily of depreciation and amortization of $0.7 million, amortization of the discount on the NuvoGen obligation and of the discount, final payment premium and deferred financing costs on the growth term loan of $0.4 million, share-based compensation of $0.3 million, a provision for excess inventory of $0.2 million, and accrued interest on available-for-sale securities of $0.1 million, and (iii) a net cash inflow from changes in balances of operating assets and liabilities of $0.7 million, consisting primarily of increase in accounts receivable due to the increase in service revenue generated though the second quarter of 2016, partially offset by increased accounts payable primarily relating to the research and development project expenses payable at June 30, 2016.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2017 totaled $4.1 million and was comprised primarily of proceeds from maturities of available-for-sale securities of $4.3 million during the period.

Net cash provided by investing activities for the six months ended June 30, 2016 totaled $13.7 million and was comprised of available-for-sale securities activities, including maturities of $18.7 million and purchases of $3.4 million of available-for-sale securities during the period.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2017 totaled $11.3 million and consisted primarily of $14.7 million in net proceeds from our ATM Offering, offset by $3.1 million and $0.4 million in payments on our outstanding Growth Term Loan and NuvoGen obligations, respectively.

Net cash provided by financing activities for the six months ended June 30, 2016 totaled $3.5 million and consisted primarily of $5.0 million in proceeds from the draw of our growth term loan B availability in March 2016 to fund ongoing business operations, partially offset by $1.5 million in payments on the outstanding Growth Term Loan balance.

Liquidity and Capital Resources

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock, the incurrence of debt and cash received from product sales, services revenue and other income. As of June 30, 2017, we had $13.4 million in cash and cash equivalents and $17.3 million of debt outstanding on our Growth Term Loan, NuvoGen obligation and capital lease obligations.

In August 2014, we entered into an asset-secured Growth Term Loan with Oxford Finance, LLC and Silicon Valley Bank (see Note 8 to our interim unaudited condensed financial statements included in this report). We borrowed the first tranche of the Growth

Term Loan in the amount of $11.0 million in August 2014 and the second tranche of the Growth Term Loan in the amount of $5.0 million in March 2016. The first and second tranches of the Growth Term Loan accrue interest annually at 8.5% and 8.75%, respectively, and mature on September 1, 2018. Payments under the Growth Term Loan could result in a significant reduction of our working capital.

Pursuant to our Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., we may offer and sell, from time to time, through Cantor Fitzgerald as our sales agent, shares of our common stock having an aggregate sale price of up to $40.0 million under our Registration Statement on Form S-3 (File No. 333-216977) and a prospectus supplement, as amended, and accompanying prospectus thereunder. All sales of common stock pursuant to the agreement with Cantor Fitzgerald must be made by a method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. As of August 4, 2017, we have sold 3,274,341 shares of common stock in the ATM Offering at then-market sales prices for total gross proceeds of approximately $15.6 million, and accordingly we may sell up to additional $24.4 million of common stock in the ATM Offering. There can be no assurance that we will be able to access additional capital through the ATM Offering when needed or in sufficient amounts, or at all.

Funding Requirements

We have had recurring operating losses and negative cash flows from operations since our inception and have an accumulated deficit of approximately $127.3 million as of June 30, 2017. As of June 30, 2017, we had cash and cash equivalents of approximately $13.4 million, and had current liabilities of approximately $10.6 million, plus an additional $10.6 million in long-term liabilities primarily attributable to our Growth Term Loan and NuvoGen obligation. We believe that our existing resources, including funds raised through August 4, 2017 under our Controlled Equity Offering Sales Agreement with Cantor Fitzgerald, will be sufficient to fund our planned operations and expenditures into the beginning of the first quarter of 2018. However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. These circumstances raise substantial doubt about our ability to continue as a going concern.

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

Contractual Obligations

As of June 30, 2017, there have been no material changes to our contractual obligations and commitments outside of the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K filed with the SEC on March 23, 2017.

Off-Balance Sheet Arrangements

Through June 30, 2017, we have not entered into any off-balance sheet arrangements as defined by applicable SEC regulations.

Recently Adopted and Recently Issued Accounting Pronouncements

See Note 2. Basis of Presentation – Recently Adopted and Recently Issued Accounting Pronouncements in the notes to the interim unaudited condensed financial statements included in this Quarterly Report on Form 10-Q.

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

There were no changes in our critical accounting policies and estimates during the six months ended June 30, 2017 from those set forth in “Critical Accounting Policies and Significant Judgments and Estimates” in our December 31, 2016 Annual Report on Form 10-K filed with the SEC on March 23, 2017 other than the following:

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory. The standard requires inventory within the scope of the ASU to be measured using the lower of cost and net realizable value. The changes apply to all types of inventory, except those measured using the last-in, first-out, or LIFO, method or using the retail inventory method, and are intended to more clearly articulate the requirements for the measurement and disclosure of inventory and to simplify the accounting for inventory by eliminating the notions of replacement cost and net realizable value less a normal profit margin. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. We adopted this guidance prospectively for the fiscal year beginning January 1, 2017. We previously measured our inventory at the lower of cost or market with cost being determined by the first-in, first-out, or FIFO, method. The adoption of the guidance did not have a material impact on our interim unaudited condensed financial statements.

In April 2016, the FASB issued ASU No. 2016-09, Share-Based Payment: Simplifying the Accounting for Share-Based Payments. The standard addresses several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. We adopted this guidance effective January 1, 2017. Excess tax benefits to be recorded upon adoption of this standard are not material to the condensed balance sheets. The elimination of the APIC pool affects the treasury stock method used to calculate weighted average shares outstanding; however, the impact was not material. We elected to change our policy surrounding forfeitures, and beginning January 1, 2017, we no longer estimate the number awards expected to be forfeited but rather account for them as they occur. We were required to implement this portion of the guidance using a modified retrospective approach. However, the cumulative adjustment was not material to additional paid-in capital and, as such, was not recorded. Other provisions of ASU No. 2016-09 had no impact on our interim unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $13.4 million at June 30, 2017, which primarily consist of U.S. Government money market funds. These funds have lower risk than traditional money market funds and are subject to fewer withdrawal penalties and limitations. Still, such interest-bearing instruments carry some degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Our Growth Term Loan A and B debt bears interest at fixed interest rates of 8.5% and 8.75%, respectively. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risks Related to our Business and Strategy

We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.*

We have incurred losses since our inception and expect to incur losses in the future. We incurred net losses of $5.8 million and $11.7 million for the three and six months ended June 30, 2017, respectively, and $6.9 million and $13.9 million for the three and six months ended June 30, 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $127.3 million. We expect that our losses will continue for the foreseeable future as we will be required to invest significant additional funds to support product development, including development of our next generation instrument platforms, development of our new HTG EdgeSeq panels, including our initial U.S. IVD assay, and the commercialization of our HTG EdgeSeq system and proprietary consumables. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities, expanding our staff to sell and support our products and services, and the increased administrative costs associated with being a public company. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products and services, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

We might not be able to continue as a going concern absent our ability to raise additional equity or debt capital. Even if capital is available, it might be available only on unfavorable terms.*

This Quarterly Report on Form 10-Q for the period ended June 30, 2017, includes disclosures regarding management’s assessment of its ability to continue as a going concern, as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. We have had recurring operating losses and negative cash flows from operations since inception, and we have an accumulated deficit of approximately $127.3 million as of June 30, 2017. As of June 30, 2017, we had cash and cash equivalents of approximately $13.4 million and had current liabilities of approximately $10.6 million plus an additional $10.6 million in long-term liabilities primarily attributable to our Growth Term Loan and NuvoGen obligation. We have raised approximately $14.9 million in net proceeds through August 4, 2017 under our sales agreement with Cantor Fitzgerald & Co. After considering the net proceeds raised under the sales agreement with Cantor Fitzgerald & Co. since June 30, 2017, and without assuming any additional sales that may be made under the sales agreement, we believe that our existing cash resources will be sufficient to fund our planned operations and expenditures into the beginning of the first quarter of 2018. However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.

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

Payments under the instruments governing our indebtedness may reduce our working capital. In addition, a default under our term loan agreement could cause a material adverse effect on our financial position.*

In August 2014, we entered into a $16.0 million term loan agreement with Oxford Finance LLC and Silicon Valley Bank, who we collectively refer to as the lenders. Under the terms of the term loan agreement, the lenders initially provided us with a term loan of $11.0 million. In March 2016, we borrowed the remaining $5.0 million pursuant to the term loan agreement. The loan is secured by a lien covering substantially all of our assets, excluding patents, trademarks and other intellectual property rights (except for rights to payments related to the sale, licensing or disposition of such intellectual property rights) and certain other specified property. The interest-only payment period expired in April 2016, and we are currently required to make monthly principal and interest payments through September 2018. Payments under the term loan agreement could result in a significant reduction of our working capital, which in turn could significantly impact our need to raise additional capital in order to continue as a going concern. As of June 30, 2017, we had $8.9 million outstanding under the term loan agreement, of which amount $6.7 million is scheduled to become due and payable over the 12 months following such date, compared to cash and cash equivalents of approximately $13.4 million. If we default under our term loan agreement, our lenders could foreclose on our assets, including substantially all of our cash, which is held in accounts with our lenders.

Pursuant to the terms of an asset purchase agreement with NuvoGen Research, LLC, or NuvoGen, pursuant to which we acquired certain intellectual property, we agreed to pay NuvoGen the greater of $400,000 or 6% of our yearly revenue until the total aggregate cash compensation paid to NuvoGen under the agreement equals $15.0 million. For fiscal years 2013 to 2017, NuvoGen agreed to accept annual fixed fees in the range of $543,750 to $800,000, paid in quarterly installments, and to defer the balance of any revenue-based payments. To date, we have paid NuvoGen approximately $6.7 million. As of June 30, 2017, we have not deferred any revenue-based payments. For 2017, our annual fixed fee payable to NuvoGen is $800,000, payable in quarterly installments. Beginning in 2018, we are again obligated to pay the greater of $400,000 or 6% of our annual revenue plus amounts, if any, deferred in the 2017 period by which 6% of revenue exceeds the $800,000 fixed fee plus 5% interest on any such deferred amounts until the obligation is repaid in full. Payments to NuvoGen could result in a significant reduction in our working capital.

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

We are dependent on our Governing Agreement with QML, and poor performance under the agreement or the termination of the agreement could negatively impact our business.*

A key strategic focus of our business is to enter into collaboration agreements with biopharmaceutical companies for the development, manufacture and commercialization of companion diagnostic assays for use with their drug development programs. In particular, we are focused on oncology-based collaborations.

In November 2016, we entered a Governing Agreement with QML, a wholly owned subsidiary of QIAGEN N.V. Under the Governing Agreement, we and QML jointly seek collaborations with biopharmaceutical companies for the development, manufacture and potential commercialization of companion diagnostic assays. QML contracts with interested biopharmaceutical companies for specified projects, and we and QML enter into statements of work for each project. Our relationship with QML under the Governing Agreement is exclusive in the oncology field, subject to the achievement of certain performance targets. We expect that revenues under the Governing Agreement will constitute a significant portion of our revenues over the next few years.

We have limited or no control over the amount and timing of resources that QML will dedicate to activities under the Governing Agreement, and we are subject to a number of other risks associated with our dependence on the Governing Agreement, including:

•

There could be disagreements regarding the Governing Agreement, the initiation or conduct of activities under statements of work for specified projects, the achievement of milestone or other payments, the ownership of intellectual property, or research and development, regulatory, commercialization or other strategy. These disagreements might delay or terminate the development, manufacture or commercialization of companion diagnostic assays, delay or eliminate potential payments under the Governing Agreement or increase our costs under or outside of the Governing Agreement;

•

QML may not allocate adequate resources or otherwise support the development of collaborations with biopharmaceutical companies, including if they no longer view our Governing Agreement as in their best financial or other interests; and

•	QML may not perform as expected, including with regard to making any required payments, and the Governing Agreement may not provide adequate protection for us or may not be effectively enforced.

In addition, we and QML have the right to terminate the Governing Agreement in certain circumstances. If the Governing Agreement is terminated early, we may not be able to find another company to assist us with the development, manufacture and commercialization of companion diagnostic assays for biopharmaceutical companies should we wish to do so. If we fail maintain a successful relationship with QML under the Governing Agreement, our development, manufacture and commercialization of companion diagnostic assays may be delayed, scaled back, or otherwise may not occur, and our anticipated revenue from the Governing Agreement could be severely limited or eliminated. In addition, we may be unable to enter into new collaborative arrangements with biopharmaceutical companies or, if necessary, modify our existing arrangements on acceptable terms. Any of these could have a material adverse effect on our business, results of operations and financial condition.

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

Current medical device regulation in the United States and other jurisdictions requires manufacturers of IVD molecular profiling tests that use NGS detection, referred to as NGS IVD tests, to include in regulatory submissions, technical information about the NGS products that are required for performance of, but are not supplied with, the NGS IVD test. These regulatory agencies also require that the NGS instrumentation have “locked” software for the detection of the NGS IVD test results. Thus, to obtain regulatory approval for NGS IVD tests, manufacturers like us, currently must have arrangements with NGS product manufacturers to gain access to technical information and NGS instrument software. We currently have agreements with two NGS product manufacturers that grant us rights to develop, manufacture and sell future HTG EdgeSeq NGS IVD tests in specified fields, subject to, among other things, the NGS product manufacturers’ rights to terminate such agreements and discontinue products or implement product design changes that could adversely affect our HTG EdgeSeq NGS IVD tests. There can be no assurance that our agreements with these NGS product manufacturers, or any future NGS product manufacturers that we contract with, will not be terminated earlier than we currently expect, that an NGS product manufacturer will perform its contractual duties to us, or that we will otherwise receive the benefits we anticipate receiving under those agreements. In addition, if regulatory agencies do not change their requirements for NGS IVD test approval or clearance and the NGS instrument manufacturers close their systems to third party NGS IVD test development (in general or with specific NGS IVD test manufacturers) and we are not able to maintain or enforce our agreements with such manufacturers, we may not be able to meet our commercial goals and our business, financial condition and operating results may be materially and adversely affected.

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

Our future success is dependent upon our ability to expand our customer base and introduce new applications.*

Our current customer base is primarily composed of biopharmaceutical companies, academic institutions and molecular labs that perform analyses using or obtain services based on our HTG Edge or HTG EdgeSeq systems and consumables for research use only, which means that the products or data from services may not be used for clinical diagnostic purposes. In July 2016, we obtained CE marking in Europe for our HTG EdgeSeq system and HTG EdgeSeq DLBCL Cell of Origin Assay EU. In March 2017, we obtained CE marking in Europe for our HTG EdgeSeq ALKPlus Assay EU. These products may now be used by customers for diagnostic purposes in Europe. Currently, we do not intend to and, where applicable, do not have appropriate licenses or permits to conduct diagnostic testing services. Our success will depend, in part, upon our ability to increase our market penetration among our product and service customer bases and to expand our market by developing and marketing new clinical diagnostic tests and RUO applications (whether product or service), and to introduce diagnostic products into clinical laboratories in the United States and other jurisdictions after obtaining the requisite regulatory clearances or approvals. We may not be able to successfully complete development of or commercialize any of our planned future tests and applications. To achieve these goals, we will need to conduct substantial research and development, conduct clinical validation studies, expend significant funds, expand and scale-up our research, development, service and manufacturing processes and facilities, expand and train our sales force; and seek and obtain regulatory clearance or approvals of our new tests and applications, as required by applicable regulations. Additionally, we must demonstrate to laboratory directors, physicians and third-party payors that our current and any future diagnostic products are effective in obtaining clinically relevant information that can inform treatment decisions, and that our HTG EdgeSeq systems and related panels can enable an equivalent or superior approach than other available technology. Furthermore, we expect that a combination of increasing the installed base of our HTG EdgeSeq systems and entering into additional service and custom assay development agreements with biopharmaceutical customers will drive increased demand for our relatively high margin panels. If we are not able to successfully increase our installed base and biopharmaceutical customer relationships, then sales of our products and services, and our margins for these revenue items may not meet expectations. Attracting new customers and introducing new products and services requires substantial time and expense. Any failure to expand our existing customer base, or launch new products, including diagnostic products or services, would adversely affect our ability to improve our operating results.

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

Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, two customers accounted for 16% and 12% of our revenue for the six months ended June 30, 2017, and two customers accounted for 13% and 12% of our accounts receivable balance as of June 30, 2017. If orders from our top customers are reduced or discontinued, our revenue in future periods may materially decrease. Fluctuations in our operating results may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described under the caption “Risk Factors – Risks Related to Our Business and Strategy” of this report. In addition, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. Our products involve a significant capital commitment from our customers or may depend on customer studies that have variable or indefinite timelines and accordingly, involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of investors or securities analysts, our stock price may be adversely affected.

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

Our current business depends on levels of research and development spending by academic and governmental research institutions and biopharmaceutical companies, a reduction in which could limit demand for our products and adversely affect our business and operating results.*

Our revenue is currently derived from sales of our HTG Edge and HTG EdgeSeq systems, proprietary panels, and the development of custom assays and sample processing for research applications to biopharmaceutical companies, academic institutions and molecular labs, predominantly in the United States and Europe. The demand for our products and services will depend in part upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:

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

The FDA regulates diagnostic kits sold and distributed through interstate commerce in the United States as medical devices. Unless an exemption applies, generally, before a new medical device may be sold or distributed in the United States, or may be marketed for a new use in the United States, the medical device must receive either FDA clearance of a 510(k) pre-market notification or pre-market approval. Thus, before we can market or distribute our profiling panels, including our mRNA and miRNA panels, as IVD kits for use by clinical testing laboratories in the United States, we must first obtain pre-market clearance or pre-market approval from the FDA. Even if or when we apply for clearance or approval from the FDA for any of our products, the process can be lengthy and unpredictable. We are working collaboratively with multiple biopharmaceutical companies to clinically validate our HTG EdgeSeq DLBCL Cell of Origin Assay, which we believe can classify DLBCL as either ABC or GCB subtype and detect the expression of additional drug-linked gene targets such as PD-1, PD-L1 and CD19. We expect to submit the DLBCL assay for U.S. regulatory clearances or approvals at some future time if and when our work with the biopharmaceutical companies reaches an appropriate stage. We initiated a modular PMA submission process to obtain FDA approval of our HTG EdgeSeq ALKPlus Assay to detect certain gene fusions in lung cancer in 2016. We cannot provide any assurances that our clinical studies or collaborations with biopharmaceutical companies will be completed or, if completed, have the desired outcomes or that we will meet the regulatory clearance or approval timelines for either product. Further, even if we complete the requisite clinical validations and submit or complete submission of an application, we may not receive FDA clearance or approval for the commercial use of our tests on a timely basis, or at all. If we are unable to obtain regulatory clearance or approval, or if clinical diagnostic laboratories do not accept our cleared or approved tests, our ability to grow our business could be compromised.

Similarly, foreign countries have either implemented or are in the process of implementing increased regulatory controls that require that we submit applications for review and approval by foreign regulatory bodies. We obtained the right to CE mark the HTG EdgeSeq DLBCL Cell of Origin Assay EU and the HTG EdgeSeq ALKPlus Assay EU for sale as IVDs in Europe, in July 2016 and March 2017, respectively. If we are unable to maintain CE marking or achieve appropriate ex-U.S. approvals on any of our products for their intended commercial uses on a timely basis or at all, or if clinical diagnostic laboratories or other customers outside the United States do not accept our tests, our ability to grow our business outside of the United States could be compromised.

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

If our HTG EdgeSeq systems and proprietary profiling panels fail to achieve and sustain sufficient market acceptance, or we are not able to continue to expand our service relationships with biopharmaceutical customers, we will not generate expected revenue, and our prospects may be harmed.*

We are currently focused on selling our HTG EdgeSeq systems and profiling panels within the life sciences research market. We plan to develop panels for many different disease states including companion diagnostics to determine the proper course of treatment for those diseases. We may experience reluctance, or refusal, on the part of physicians to order, and third-party payors to cover and provide adequate reimbursement for, our panels if the results of our research and clinical studies, and our sales and marketing activities relating to communication of these results, do not convey to physicians, third-party payors and patients that the HTG EdgeSeq systems and related profiling panels provide equivalent or better diagnostic information than other available technologies and methodologies. We believe our panels represent an emerging methodology in diagnosing disease states, and we may have to overcome resistance among physicians to adopting it for the marketing of our products to be successful. Even if we are able to obtain regulatory approval from the FDA, the use of our panels may not become the standard diagnostic tool for those diseases on which we plan to focus our efforts.

In addition, a key component of our strategy is to develop diagnostic tools in conjunction with biopharmaceutical companies’ drug development programs, to help assess the proper course of treatment for specific diseases. Even if we are successful in developing those diagnostic tools and receive regulatory approval, we still may not be successful in marketing those diagnostic tests. Furthermore, the decision to advance an underlying drug candidate through clinical trials and ultimately to commercialization is in the discretion of biopharmaceutical companies with which we collaborate. Our biopharmaceutical partners may take certain actions that could negatively impact the utility and marketability of our diagnostic tests. For example, our biopharmaceutical partners could:

•

determine not to actively pursue the development or commercialization of an applicable drug candidate, including due to the failure to demonstrate sufficient efficacy, the occurrence of safety or tolerability issues, or any number of other reasons;

•	fail to obtain necessary regulatory approval of an applicable drug candidate;

•	obtain regulatory approval for a drug candidate in a manner that neither requires nor recommends the use of a companion diagnostic test prior to its use; or

•	choose alternative diagnostic tests to market with their products instead of ours.

Any of these events could limit our diagnostic test sales and revenues and have a material adverse effect on our business, operating results and financial condition.

As part of our current business model, we intend to seek to enter into strategic collaborations and licensing arrangements with third parties to develop diagnostic tests.*

We have relied, and expect to continue to rely, on strategic collaborations and licensing agreements with third parties to develop or in-license technologies based on which we develop profiling panels. We have entered into agreements with third parties to facilitate or enable our development of assays, and ultimately diagnostic tests, to aid in the diagnosis of oncology, breast-related disorders, melanoma and other diseases. We intend to enter into additional similar agreements with life sciences companies, biopharmaceutical companies and other researchers for future diagnostic products. However, we cannot guarantee that we will enter into any additional agreements. In particular, our life sciences research or biopharmaceutical customers are not obligated to collaborate with us or license technology to us, and they may choose to develop diagnostic products themselves or collaborate with our competitors. Establishing collaborations and licensing arrangements is difficult and time-consuming. Discussions may not lead to collaborations or licenses on favorable terms, or at all. Potential collaborators or licensors may elect not to work with us based upon their assessment of our financial, regulatory or intellectual property position. To the extent that we enter new collaboration or licensing agreements, they may never result in the successful development or commercialization of future tests or other products for a variety of reasons, including because our collaborators may not succeed in performing their obligations or may choose not to cooperate with us. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Moreover, to the extent we agree to work exclusively with a party in a given area, our opportunities to collaborate with others would be limited. Even if we establish new relationships, they may never result in the successful development or commercialization of future tests or other products. Disputes with our collaborators could also impair our reputation or result in development delays, decreased revenues and litigation expenses.

Our research and development efforts will be hindered if we are not able to contract with third parties for access to archival patient samples.

Our future development of products for clinical indications will require access to archival patient samples for which data relevant to the clinical indication of interest is known. We rely on our ability to secure access to these archived patient samples, including FFPE tissue, plasma, serum, whole blood preserved in PAX-gene, or various cytology preparations, together with the information pertaining to the clinical outcomes of the patients from which the samples were taken. Owners or custodians of relevant samples may be difficult to identify and/or identified samples may be of poor quality or limited in number or amount. Additionally, others compete with us for access to these samples for both research and commercial purposes. Even when an appropriate cohort of samples is identified, the process of negotiating access to these samples can be lengthy because it typically involves numerous parties and approval levels to resolve complex issues such as usage rights, institutional review board approval, privacy rights, publication rights, and intellectual property ownership. In addition, in some instances the cost to acquire samples can be prohibitively expensive. If we are not able to negotiate access to archived patient samples on a timely basis and on acceptable terms, or at all, or if our competitors or others secure access to these samples before us, our ability to research, develop and commercialize future products will be limited or delayed.

The life sciences research and diagnostic markets are highly competitive. We face competition from enhanced or alternative technologies and products, which could render our products and/or technologies obsolete. If we fail to compete effectively, our business and operating results will suffer.*

We face significant competition in the life sciences research and diagnostics markets. We currently compete with both established and early-stage life sciences research companies that design, manufacture and market instruments and consumables for gene expression analysis, liquid-based specimen analysis (e.g., plasma, blood and urine), single-cell analysis, PCR, digital PCR, other nucleic acid detection and additional applications. These companies use well-established laboratory techniques such as microarrays or quantitative PCR, or qPCR, as well as newer technologies such as next generation sequencing. We believe our principal competitors in the life sciences research market are Agilent Technologies, Inc., ArcherDx, Inc., BioRad Laboratories, Fluidigm Corporation, Foundation Medicine, Inc., Genomic Health, Illumina, Inc., Abbott Molecular, Luminex Corporation, Affymetrix, Inc., NanoString Technologies, Inc., entities owned and controlled by QIAGEN N.V., Roche Diagnostics, a division of the Roche Group of companies, and Thermo Fisher Scientific, Inc. In addition, there are several other market entrants in the process of developing novel technologies for the life sciences market. One or more of our competitors could develop a product that is superior to a product we offer or intend to offer or our technology and products may be rendered obsolete or uneconomical by advances in existing technologies.

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

We expect to generate a portion of our revenue internationally and are subject to various risks relating to our international activities which could adversely affect our operating results.*

During the three and six months ended June 30, 2017, approximately 34% and 27% of our revenue was generated from sales to customers located outside of the United States, respectively, compared with 10% for both the three and six months ended June 30, 2016. We expect that a percentage of our future revenue will continue to come from international sources, and we expect to expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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

We expect to rely on third parties to conduct any future studies of our diagnostic products that may be required by the FDA or other regulatory authorities, and those third parties may not perform satisfactorily.*

We do not have the ability to independently conduct the clinical studies or other studies that may be required to obtain FDA and other regulatory clearance or approval for our diagnostic products, including the HTG EdgeSeq system and related proprietary panels. Accordingly, we expect to rely on third parties, such as medical institutions and clinical investigators, and providers of NGS instrumentation, to conduct such studies and/or to provide information necessary for our submissions to regulatory authorities. Our reliance on these third parties for clinical development activities or information will reduce our control over these activities. These third-parties may not complete activities on schedule or conduct studies in accordance with regulatory requirements or our study design. Similarly, providers of NGS instrumentation may not place the same importance on our regulatory submissions as we do. Our reliance on third parties that we do not control will not relieve us of any applicable requirement to prepare, and ensure compliance with, the various procedures requires under good clinical practices, or the submission of all information required in connection with requested regulatory approvals. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our studies may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our diagnostic products.

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

Other significant measures contained in the ACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. Further, the ACA includes a deductible 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, which became effective January 1, 2013. However, the Consolidated Appropriations Act of 2016, signed into law in December 2015, includes a two-year moratorium on the medical device excise tax that applies between January 1, 2016 and December 31, 2017. Absent further legislative action, the tax will be automatically reinstated for medical device sales beginning January 1, 2018. The ACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. However, the future of the ACA is uncertain. There have been judicial and Congressional challenges to certain aspects of the ACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The U.S. House of Representatives passed legislation known as the American Health Care Act of 2017 in May 2017. More recently, the Senate Republicans have released and then updated a draft bill known as the Better Care Reconciliation Act of 2017. Each of these Congressional proposals would repeal and replace certain aspects of the ACA if ultimately enacted. The Senate Republicans have also contemplated legislation to repeal the ACA without companion legislation to replace it. The prospects for enactment of these legislative initiatives remain uncertain. Further, Congress also could consider other legislation to replace elements of the ACA. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

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

Risks Related to Our Common Stock

We may not be able to satisfy the applicable continued listing requirements of NASDAQ.*

Our common stock is currently listed on The NASDAQ Capital Market under the symbol “HTGM.” Effective April 17, 2017, the listing of our common stock was transferred to The NASDAQ Capital Market from The NASDAQ Global Market following our appeal to a NASDAQ Hearings Panel, or Panel, of the delisting notice we received from NASDAQ on February 14, 2017. On April 12, 2017, the Panel found us in compliance with the applicable market value of listed securities, or MVLS, requirement for listing on The NASDAQ Capital Market. On July 31, 2017, we received a notice from NASDAQ that we are no longer in compliance with the applicable MVLS requirement for continued listing on The NASDAQ Capital Market. The NASDAQ continued listing rules provide a compliance period of 180 calendar days in which we can regain compliance with the MVLS requirement. There can be no assurance that we will be able to regain compliance with the MVLS requirement or satisfy alternative criteria for continued listing on The NASDAQ Stock Market. If we are not able to regain and maintain compliance with NASDAQ’s continued listing requirements, our common stock may be delisted from trading on NASDAQ. The delisting of our common stock from trading on NASDAQ may have a material adverse effect on the market for, and liquidity and price of, our common stock and impair our ability to raise capital. Delisting from NASDAQ could also have other negative results, including, without limitation, the potential loss of confidence by customers and employees, the loss of institutional investor interest and fewer business development opportunities. If our common stock is delisted from trading on NASDAQ, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the OTC Markets or OTC Bulletin Board. In such event, it could become more difficult to dispose of or obtain accurate quotations for the price of our common stock, and there may also be a reduction in our coverage by security analysts and the news media, which may cause the price of our common stock to decline further.

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

One of the holders of our securities is entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.*

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned a majority of our capital stock at June 30, 2017. Accordingly, our executive officers, directors and principal stockholders acting together will be able to determine the composition of the board of directors, and may be able to approve all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

A list of the exhibits filed as part of this Quarterly Report on Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HTG Molecular Diagnostics, Inc.

Date: August 8, 2017	By:	/s/ Timothy B. Johnson
Timothy B. Johnson
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2017	By:	/s/ Shaun D. McMeans
Shaun D. McMeans
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

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

10.1

Controlled Equity Offering Sales Agreement, by and between the Registrant and Cantor Fitzgerald & Co., dated April 13, 2017 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37369), filed with the SEC on April 13, 2017).

10.2	Registration Rights Letter Agreement, effective June 2, 2017, by and between the Registrant and Novo Holdings A/S (f/k/a Novo A/S).

10.3*	Amended and Restated Development and Component Supply Agreement, effective May 31, 2017, by and between the Registrant and Illumina, Inc.

10.4	First Amendment to Master Assay Development, Commercialization and Manufacturing Agreement, dated June 14, 2017, by and between the Registrant and QIAGEN Manchester Limited.

10.5*	Statement of Work No. 1, dated June 14, 2017, under Master Assay Development, Commercialization and Manufacturing Agreement between the Registrant and QIAGEN Manchester Limited.

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*	We have requested confidential treatment for certain portions of this exhibit. Omitted portions have been filed separately with the SEC.