Form 10-Q
period 2017-09-30
HTG MOLECULAR DIAGNOSTICS, INC
filed 2017-11-07
CIK 1169987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 2, 2017, the registrant had 12,507,215 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

HTG Molecular Diagnostics, Inc.

Condensed Balance Sheets

	September 30,	December 31,
	2017	2016
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$9,047,401	$7,507,659
Short-term investments available-for-sale, at fair value	—	4,304,901
Accounts receivable	3,159,223	1,377,441
Inventory, net of allowance of $186,475 at September 30, 2017 and $270,307 at December 31, 2016	1,250,763	1,511,053
Prepaid expenses and other	527,623	433,328
Total current assets	13,985,010	15,134,382

Deferred offering costs	—	49,630
Property and equipment, net	3,255,438	3,270,197
Total assets	$17,240,448	$18,454,209

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,693,238	$761,663
Accrued liabilities	1,997,570	1,670,286
Deferred revenue - current	780,965	335,659
NuvoGen obligation - current	460,698	604,751
Term loan payable - current, net of discount and debt issuance costs of $103,738 at September 30, 2017 and $0 at December 31, 2016	7,363,662	6,389,782
Other current liabilities	228,779	258,850
Total current liabilities	13,524,912	10,020,991
Term loan payable - non-current, net of discount and debt issuance costs of $0 at September 30, 2017 and $263,378 at December 31, 2016	—	5,389,137
NuvoGen obligation - non-current, net of discount	7,709,162	8,017,356
Other non-current liabilities	523,315	619,587
Total liabilities	21,757,389	24,047,071
Commitments and Contingencies
Stockholders’ deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2017 and December 31, 2016; 12,507,215 shares issued and outstanding, at September 30, 2017; 7,939,967 and 7,938,571 shares issued and outstanding, respectively, at December 31, 2016	12,506	7,938
Additional paid-in-capital	128,114,619	110,081,334
Treasury stock, no shares as of September 30, 2017 and 1,396 shares as of December 31, 2016	—	(75,000)
Accumulated other comprehensive loss	—	(1,090)
Accumulated deficit	(132,644,066)	(115,606,044)
Total stockholders’ deficit	(4,516,941)	(5,592,862)
Total liabilities and stockholders' deficit	$17,240,448	$18,454,209

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Product	$625,605	$506,065	$1,573,926	$1,683,382
Service	3,097,879	407,836	5,281,483	1,991,567
Total revenue	3,723,484	913,901	6,855,409	3,674,949
Cost of revenue	1,088,987	1,125,009	3,621,193	2,901,455
Gross margin	2,634,497	(211,108)	3,234,216	773,494

Operating expenses:
Selling, general and administrative	4,258,347	3,937,600	12,910,251	13,343,945
Research and development	3,478,419	1,910,116	6,364,371	6,515,808
Total operating expenses	7,736,766	5,847,716	19,274,622	19,859,753
Operating loss	(5,102,269)	(6,058,824)	(16,040,406)	(19,086,259)

Other income (expense):
Interest expense	(300,272)	(490,825)	(1,048,750)	(1,422,171)
Interest income	22,438	26,196	52,149	92,767
Other income	—	35,011	8	53,453
Total other income (expense)	(277,834)	(429,618)	(996,593)	(1,275,951)
Net loss before income taxes	(5,380,103)	(6,488,442)	(17,036,999)	(20,362,210)
Provision for income taxes	743	—	1,023	4,259
Net loss	$(5,380,846)	$(6,488,442)	$(17,038,022)	$(20,366,469)
Net loss per share, basic and diluted	$(0.46)	$(0.92)	$(1.74)	$(2.92)
Shares used in computing net loss per share, basic and diluted	11,603,617	7,053,010	9,794,651	6,985,924

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(5,380,846)	$(6,488,442)	$(17,038,022)	$(20,366,469)
Other comprehensive income, net of tax effect:
Unrealized gain (loss) on short and long-term investments	—	(2,836)	1,090	41,037
Comprehensive loss	$(5,380,846)	$(6,491,278)	$(17,036,932)	$(20,325,432)

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Statement of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Loss	Deficit	Deficit
Balance at January 1, 2017	7,938,571	$7,938	$110,081,334	$(75,000)	$(1,090)	$(115,606,044)	$(5,592,862)
Exercise of stock options	41,815	42	165,219	—	—	—	165,261
Stock-based compensation expense	—	—	1,171,660	—	—	—	1,171,660
Vesting of restricted stock units	328,000	328	—	—	—	—	328
Stock issued under stock purchase plan	65,972	66	115,820	—	—	—	115,886
Issuance of common stock from ATM offering, net of issuance costs of $0.7 million	4,132,857	4,133	16,655,585	—	—	—	16,659,718
Retirement of treasury stock	—	(1)	(74,999)	75,000	—	—	—
Net loss	—	—	—	—	—	(17,038,022)	(17,038,022)
Unrealized gain on short and long-term investments	—	—	—	—	1,090		1,090
Balance at September 30, 2017	12,507,215	$12,506	$128,114,619	$-	$-	$(132,644,066)	$(4,516,941)

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(17,038,022)	$(20,366,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	893,334	1,086,752
Accretion of discount on NuvoGen obligation	147,753	156,103
Provision for excess inventory	302,085	437,893
Amortization of Growth Term Loan discount and issuance costs	325,517	415,355
Stock-based compensation expense	1,171,988	552,054
Employee stock purchase plan expense	44,170	—
Accretion of incentive from landlord	(106,500)	(94,667)
Accrued interest on available-for-sale securities investments	5,991	130,576
Other operating adjustments	1,307	—
Changes in operating assets and liabilities:
Accounts receivable	(1,781,782)	124,385
Inventory	13,944	(104,277)
Prepaid expenses and other	(94,295)	3,911
Deferred offering costs	49,630	—
Accounts payable	1,521,391	367,529
Accrued liabilities	327,284	(258,073)
Deferred revenue	469,276	236,187
Net cash used in operating activities	(13,746,929)	(17,312,741)
Investing activities
Purchase of property and equipment	(525,437)	(1,859,155)
Sales, redemptions and maturities of available-for-sale securities	4,300,000	23,000,000
Purchase of available-for-sale securities	—	(3,381,271)
Net cash provided by investing activities	3,774,563	17,759,574
Financing activities
Payment of offering costs	(231,475)	—
Proceeds from Growth Term Loan	—	5,000,000
Payments on Growth Term Loan	(4,740,774)	(2,932,482)
Proceeds from ATM offering	16,891,193	—
Payments on capital leases	(43,813)	(99,863)
Proceeds from exercise of stock options	165,261	10,132
Proceeds from shares purchased under the stock purchase plan	71,716	167,721
Payments on NuvoGen obligation	(600,000)	(362,500)
Net cash provided by financing activities	11,512,108	1,783,008
Increase in cash and cash equivalents	1,539,742	2,229,841
Cash and cash equivalents at beginning of period	7,507,659	3,293,983
Cash and cash equivalents at end of period	$9,047,401	$5,523,824
Noncash investing and financing activities
Fixed asset purchases payable and accrued at period end	410,184	25,496
Carrying value of demonstration units transferred from property and equipment to inventory	55,739	—
Stock issued for settlement of accrued bonus	—	(364,910)
Purchase of property and equipment under capital lease	—	226,835
Incentive from landlord	—	710,000
Retirement of treasury stock	75,000	—
Supplemental cash flow information
Cash paid for interest	$575,480	$850,713

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Notes to Unaudited Condensed Financial Statements

Note 1. Description of Business

HTG Molecular Diagnostics, Inc. (the “Company”) is a commercial stage company that develops and markets products and services based on proprietary technology that facilitates the routine use of targeted molecular profiling. The Company derives revenue from sales of its automation system and integrated next-generation sequencing-based HTG EdgeSeq assays and from sample processing, custom research use only assay development, and collaborative development services.

The Company operates in one segment and the majority of its customers are located in the United States and Europe. For the three and nine months ended September 30, 2017 approximately 68% and 49%, respectively, of the Company’s revenue was generated from sales to customers located outside of the United States, compared with 15% and 11%, respectively, for the three and nine months ended September 30, 2016. The increase in sales to customers located outside of the United States is primarily the result of the Master Assay Development, Commercialization and Manufacturing Agreement with QIAGEN Manchester Limited (See Note 14), which accounted for 85% and 72% of sales to customers located outside of the United States for the three and nine months ended September 30, 2017.

Note 2. Basis of Presentation

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect the accounts of the Company as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The accompanying interim unaudited condensed financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and the results of its operations and cash flows, as of and for the periods presented. The unaudited condensed balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for annual financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2017.

Going Concern

In accordance with the criteria of Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has assessed the Company’s ability to continue as a going concern within one year of the filing date of this Quarterly Report on Form 10‑Q with the SEC in November 2017. The accompanying interim unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the Company has had recurring operating losses and negative cash flows from operations since its inception and has an accumulated deficit of approximately $132.6 million as of September 30, 2017. As of September 30, 2017, the Company had available cash and cash equivalents of approximately $9.0 million, and had current liabilities of approximately $13.5 million plus an additional $8.2 million in long-term liabilities. The Company’s liability balance is primarily attributable to its asset-secured growth capital term loan with Oxford Finance, LLC and Silicon Valley Bank (the “Growth Term Loan”) and to an obligation to NuvoGen Research, LLC (“NuvoGen”). The Company has raised $16.7 million in net proceeds through September 30, 2017 under a sales agreement with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) (see Note 11). In addition, the Company received $3.0 million in gross proceeds from, and issued a subordinated convertible promissory note in that principal amount to, QIAGEN North American Holdings, Inc. (“QNAH”) in October 2017 (see Note 15). Taking into account the $3.0 million investment from QNAH in October 2017, and without assuming any additional sales that may be made under the sales agreement with Cantor Fitzgerald, management believes that the Company’s existing resources will be sufficient to fund the Company’s planned operations and expenditures through the midpoint of the first quarter of 2018. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying interim unaudited condensed financial statements do not include any adjustments that may result from the outcome of these uncertainties.

The Company will need to raise additional capital to fund its operations and service its near and long-term debt obligations until its revenue reaches a level sufficient to provide for self-sustaining cash flows. There can be no assurance that additional capital will be available on acceptable terms, or at all, or that the Company’s revenue will reach a level sufficient to provide for self-sustaining cash flows. If sufficient additional capital is not available as and when needed, the Company may have to delay, scale back or discontinue one or more product development programs, curtail its commercialization activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that the Company otherwise would have sought to develop or commercialize independently, cease operations altogether, pursue a sale of the Company at a price that may result in up to a total loss on investment for its stockholders, file for bankruptcy or seek other protection from creditors, or liquidate all assets. In addition, if the Company defaults under its term loan agreement, its lenders could foreclose on its assets, including substantially all of its cash and cash equivalents which are held in accounts with its lenders.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include revenue recognition, stock-based compensation expense, bonus accrual, income tax valuation allowances, recovery of long-lived assets, inventory obsolescence and inventory valuation. Actual results could materially differ from those estimates.

Fair Value of Financial Instruments

The carrying value of financial instruments classified as current assets and current liabilities approximate fair value due to their liquidity and short-term nature. Investments that are classified as available-for-sale are recorded at fair value, which is determined using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The Growth Term Loan and NuvoGen obligation are considered financial instruments. However, the Company is unable to reasonably determine the fair value of these obligations.

Revenue Recognition – Collaborative Development Service Revenue

The Company follows ASC 605-25, Revenue Recognition – Multiple-Element Arrangements and ASC 808, Collaborative Arrangements, if applicable, to determine the appropriate recognition of revenue under its collaborative research, development and commercialization agreements that contain multiple elements. These multiple elements, or deliverables, may include access to the Company’s technology through grants of licenses to its intellectual property, research and development services and participation in joint development steering committees, amongst others. The payments the Company receives under these arrangements typically include one or more of the following: non-refundable up-front fees, monthly development service fees, milestone payments upon acceptance of contract deliverables or profit sharing payments for completed contract milestones.

Research and Development Costs

Research and development expenses represent costs incurred internally for research and development activities and costs incurred externally to fund research activities. These costs include those generated through research and development efforts for the improvement and expansion of the Company’s proprietary technology and product offerings as well as those related to third-party collaborative development agreements, for which related revenue is included in service revenue in the condensed statements of operations.

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

The Company sells its instruments, consumables, sample processing services, custom panel design and collaborative development services primarily to biopharmaceutical companies, academic institutions and molecular labs. The Company routinely assesses the financial strength of its customers and credit losses have been minimal to date.

The Company had product revenue consisting of revenue from the sale of instruments and consumables for the three and nine months ended September 30, 2017 and 2016, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Instruments	$199,205	$5,846	$370,263	$88,146
Consumables	426,400	500,219	1,203,663	1,595,236
Total product revenue	$625,605	$506,065	$1,573,926	$1,683,382

The Company had service revenue consisting of revenue from custom assay development, sample processing and collaborative development services for the three and nine months ended September 30, 2017 and 2016, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Custom assay development	$73,567	$103,719	$419,515	$103,719
Sample processing	893,618	304,117	2,428,863	1,887,848
Collaborative development services	2,130,694	—	2,433,105	—
Total service revenue	$3,097,879	$407,836	$5,281,483	$1,991,567

The Company’s top three customers accounted for 57%, 10% and 4% of the Company’s total revenue for the three months ended September 30, 2017, compared with 27%, 24% and 9% for the three months ended September 30, 2016. The top three customers accounted for 35%, 13% and 5% of the Company’s revenue for the nine months ended September 30, 2017, compared with 38%, 14% and 7% for the nine months ended September 30, 2016.

The top two customers accounted for approximately 62% and 6% of the Company’s accounts receivable as of September 30, 2017, compared with approximately 28% and 15% as of December 31, 2016.

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

The new revenue standard and the standards that amend it will be effective for public entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company plans to adopt the new guidance beginning January 1, 2018 and is currently assessing which transition method to apply. The Company is in the process of analyzing the new guidance for all of its contracts with customers, which includes performing a detailed review of how the new standard affects each of its different types of customer contracts, comparing historical accounting policies and practices to the new standard and assessing the impact on internal controls over financial reporting. As of September 30, 2017, the Company has completed and documented a preliminary assessment of the impact of the new revenue standard on its standard instrument, consumables and sample processing contracts. Additionally, the Company’s assessments of the impact of the new revenue standard on its collaborative arrangements are in process and are mostly complete. The FASB has included on its agenda a project to make targeted improvements to the guidance in ASC 808, Collaborative Arrangements, to clarify when transactions between participants in collaborative arrangements are within the scope of the new revenue guidance. Any resulting Accounting Standards Update could impact how the Company is currently adopting the new revenue standard for its collaborative arrangements. The Company plans to finalize its assessment of the impact of the new revenue standard on its results of operations, internal controls and disclosures in the fourth quarter of 2017.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). Under this standard, which applies to both lessors and lessees, lessees will be required to recognize for all leases (except for short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in a company’s financial statements, with certain practical expedients available. The effect of adoption of this standard on our financial statements will depend on the leases existing at January 1, 2018. Based on the Company’s preliminary assessment of its office and equipment leases that are in place as of September 30, 2017, however, and considering the practical expedients, the Company expects that adoption of ASU 2016‑02 will not have a material effect on its statements of operations, will result in a gross-up on its balance sheets of less than $3.0 million relating to office and equipment leases and will have no effect on its statements of cash flows. The Company will continue to assess the new guidance and its potential applicability to the other existing agreements, or to new agreements that it may enter into subsequent to September 30, 2017, through the date of adoption.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. When considering the activity within the Company’s condensed statements of cash flows for the nine months ended September 30, 2017 and 2016, the Company does not believe the adoption of this standard will have a significant impact on its financial statements.

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

In July 2017, the FASB issued ASU 2017-11, Accounting for Certain Financial Instruments with Down Round Features. The new standard makes limited changes to previous guidance on classifying certain financial instruments as either liabilities or equity. The new standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. When considering the Company’s existing financial instruments, the Company does not believe the adoption of this standard will have a significant impact on its financial statements.

Note 3. Inventory

Inventory, net of allowance, consisted of the following as of the date indicated:

	September 30,	December 31,
	2017	2016
Raw materials	$1,058,466	$1,222,437
Work in process	376	1,762
Finished goods	378,396	557,161
Total gross inventory	1,437,238	1,781,360
Less inventory allowance	(186,475)	(270,307)
	$1,250,763	$1,511,053

For the three and nine months ended September 30, 2017, the Company recorded net decreases in the inventory reserve of $21,405 and $83,832, respectively, compared with net increases of $291,692 and $383,234, respectively, for the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2017, the Company recorded adjustments to provision for excess inventory of $58,059 and $302,085, respectively. For the three and nine months ended September 30, 2016, the Company recorded adjustments to provision for excess inventory of $288,130 and $437,893, respectively. Adjustments in these periods to the allowance for estimated shrinkage, obsolescence and excess inventory were recognized within cost of revenue in the condensed statements of operations.

Note 4. Fair Value Instruments

The carrying value of financial instruments classified as current assets and current liabilities approximate fair value due to their liquidity and short-term nature. Investments that are classified as available-for-sale are recorded at fair value, which is determined using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. Financial assets and liabilities measured at fair value are classified in their entirety in the fair value hierarchy, based on the lowest level input significant to the fair value measurement. The following table classifies the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016, respectively, in the fair value hierarchy:

	Balance at September 30, 2017
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$8,369,374	$—	$—	$8,369,374
Total	$8,369,374	$—	$—	$8,369,374

	Balance at December 31, 2016
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$6,443,102	$—	$—	$6,443,102
Investments available-for-sale at fair value
U.S. government obligations	$1,300,663	$—	$—	$1,300,663
Corporate debt securities	$—	$3,004,238	$—	$3,004,238
Total	$7,743,765	$3,004,238	$—	$10,748,003

There are no other financial instruments subject to fair value measurement on a recurring basis. Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the nine months ended September 30, 2017 or for the year ended December 31, 2016.

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

Fair values of these assets are based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not adjust any of the valuations received from these third parties with respect to any of its Level 1 or 2 securities for the periods ended September 30, 2017 or December 31, 2016.

Note 5. Available for Sale Securities

The Company had no available-for-sale securities as of September 30, 2017. The following is a summary of the Company’s available-for-sale securities at December 31, 2016.

	December 31, 2016
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
U.S. Treasury securities	$1,300,151	$512	$—	$1,300,663
Corporate debt securities	3,005,840	—	(1,602)	3,004,238
Total available-for-sale securities	$4,305,991	$512	$(1,602)	$4,304,901

The net adjustment to unrealized holding gains (losses) on available-for-sale securities, net of tax in other comprehensive income totaled $0 and $1,090 for the three and nine months ended September 30, 2017, respectively, and $(2,836) and $41,037 for the three and nine months ended September 30, 2016, respectively.

Note 6. Property and Equipment

Property and equipment, net, consists of the following:

	September 30,	December 31,
	2017	2016
Office equipment	$517,353	$447,580
Leasehold improvements	1,854,052	1,847,378
Laboratory and manufacturing equipment	3,323,787	2,659,621
Field equipment	131,096	131,096
Software	150,451	150,451
Construction in progress	265,611	176,963
	6,242,350	5,413,089
Less: accumulated depreciation and amortization	(2,986,912)	(2,142,892)
	$3,255,438	$3,270,197

Depreciation and leasehold improvement amortization expense was $305,868 and $893,334 for the three and nine months ended September 30, 2017, respectively, and $357,924 and $1,086,752 for the three and nine months ended September 30, 2016, respectively.

Note 7. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2017	2016
Employee compensation and benefits	$1,448,208	$1,088,773
Employee compensation for future absences	193,662	173,533
Interest	48,702	82,591
Professional fees	108,136	79,029
Other	198,862	246,360
	$1,997,570	$1,670,286

Note 8. Growth Term Loan

There have been no significant modifications to the terms and conditions of the Growth Term Loan since the disclosures made in the Company’s Annual Report on Form 10-K, filed with the SEC on March 23, 2017. The remaining principal repayments due under the Growth Term Loan as of September 30, 2017 are as follows for each fiscal year:

2017	$1,649,008
2018	5,163,822
Total Growth Term Loan payments	6,812,830
Less discount and deferred financing costs	(103,738)
Plus final fee premium	654,570
Total Growth Term Loan, net	$7,363,662

Note 9. Other Agreements

NuvoGen Obligation

There have been no significant modifications to the terms and conditions of the Company’s NuvoGen obligation since the disclosures made in the Company’s Annual Report on Form 10-K, filed with the SEC on March 23, 2017. The minimum remaining payments due to NuvoGen at September 30, 2017 are as follows for each fiscal year, although actual payments could be significantly more than provided in the table in 2018 and beyond, to the extent that 6% of the Company’s revenue exceeds $400,000:

2017	$200,000
2018	400,000
2019	400,000
2020	400,000
2021	400,000
2022 and beyond	6,298,743
Total NuvoGen obligation payments	8,098,743
Less discount	71,117
Total NuvoGen obligation, net	$8,169,860

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

Under each development plan, Illumina will provide specified regulatory support and rights, and develop and deliver to the Company an executable version of custom software, which, when deployed on Illumina’s MiSeqDx sequencer, would enable sequencing by the end-user of the subject IVD test kit probe library. Illumina retains ownership of the custom software, subject to the Company’s right to use the custom software in connection with the commercialization of IVD test kits. The Company is required to pay Illumina up to $0.6 million in the aggregate upon achievement of specified regulatory milestones relating to the IVD test kits. There have been no additional contractual milestones reached since the disclosures made by the Company in its Annual Report on Form 10-K, filed with the SEC on March 23, 2017. In addition, the Company has agreed to pay Illumina a single digit percentage royalty on net sales of any IVD test kits that the Company commercializes pursuant to the Restated Agreement. The Company submitted one additional development plan for an IVD test kit to Illumina in the second quarter of 2017, resulting in $0 and $50,000 for the required payment to Illumina being included in the condensed statements of operations for the three and nine months ended September 30, 2017. Ongoing research and development costs for development plans under the Restated Agreement have been expensed as incurred.

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

Other Development Agreements

There have been no significant modifications or financial events relating to the development agreements entered into by the Company in prior periods with Invetech PTY Ltd., Life Technologies Corporation or Bristol-Myers Squibb since the disclosures made by the Company in its Annual Report on Form 10-K, filed with the SEC on March 23, 2017.

Collaborative Development Agreements

Merck KGaA Agreement

The Company earned the first milestone-based payment under its Master CDx Agreement with Merck KGaA, Darmstadt, Germany (“Merck KGaA”) in the second quarter of 2017. There were no additional milestone payments earned, significant modifications or financial events relating to this collaborative development agreement during the third quarter of 2017. Service revenue of $0 and $25,000, was recognized for the completion of these research and development services using the proportional performance method of revenue recognition for the three and nine months ended September 30, 2017, respectively, related to this agreement.

Other Agreements with Related Parties

See Note 14 for discussion of agreements with related parties.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(5,380,846)	$(6,488,442)	$(17,038,022)	$(20,366,469)
Denominator:
Weighted-average shares outstanding-basic and diluted	11,603,617	7,053,010	9,794,651	6,985,924
Net loss per share, basic and diluted	$(0.46)	$(0.92)	$(1.74)	$(2.92)

The following outstanding options and warrants were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Nine Months Ended September 30,
	2017	2016
Options to purchase common stock	1,532,979	1,200,644
Common stock warrant	219,723	219,723
Restricted stock units	34,999	350,499

Note 11. Stockholders’ Deficit

Cantor Fitzgerald & Co. Market Offering

In April 2017, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald, as sales agent, pursuant to which the Company may offer and sell, from time to time, through Cantor Fitzgerald, shares of the Company’s common stock, par value $0.001 per share, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended (the “ATM Offering”). In April 2017, the Company also filed a prospectus supplement (File No. 333-216977) with the SEC relating to the offer and sale of up to $20,000,000 of common stock in the ATM Offering. In June 2017, the Company filed an amendment to the prospectus supplement with the SEC to increase the amount of common stock that may be offered and sold in the ATM Offering under the Sales Agreement to $40,000,000 in the aggregate, inclusive of the common stock previously sold in the ATM Offering prior to the date of the amendment.

As of September 30, 2017, the Company has sold 4,132,857 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of approximately $17.4 million. After sales commissions and $0.2 million of other offering expenses paid and payable by the Company in connection with the ATM Offering, the Company’s aggregate net proceeds through September 30, 2017 were approximately $16.7 million. These costs have been recorded as a reduction of proceeds received in arriving at the amount recorded in additional paid-in capital as of September 30, 2017.

Treasury Stock

In January 2017, the Company’s board of directors approved the retirement of the 1,396 shares of the Company’s common stock previously held in treasury, and returned them to the status of authorized and unissued shares of the Company’s common stock.

Stock-based Compensation

A summary of the Plan’s stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2016	1,161,705	$3.35	7.7	$36,887
Granted	474,000	2.10
Exercised	(41,815)	2.68		$152,130
Forfeited	(54,758)	2.78
Expired/Cancelled	(6,153)	10.08
Balance at September 30, 2017	1,532,979	$2.98	7.8	$-
Exercisable at September 30, 2017	803,458	$3.32	6.6	$-

As of September 30, 2017, there was total unrecognized compensation expense of $1,266,892 related to unvested stock options, which the Company expects to recognize over a weighted-average period of approximately 1.74 years.

A summary of the Plan’s RSU activity is as follows:

	Restricted Stock Units (RSU)	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2016	355,499	$2.41
Granted	10,000	1.75
Vested	(328,000)	2.45
Forfeited	(2,500)	2.46
Balance at September 30, 2017	34,999	$1.91

Unrecognized compensation expense related to the remaining unvested RSUs was $40,090 at September 30, 2017, which the Company expects to recognize over a weighted-average remaining service period of 2.2 years.

Stock-based compensation expense recorded in the condensed statements of operations for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Selling, general and administrative	$251,924	$166,167	$826,098	$399,760
Research and development	79,619	49,891	261,083	117,681
Cost of revenue	25,862	13,860	84,807	34,613
	$357,405	$229,918	$1,171,988	$552,054

Note 12. Commitments and Contingencies

Compensation Agreements

In September 2017, the Company entered into an arrangement with certain of its non-executive officer employees to provide for retention bonus payments to those eligible employees providing continuing service to the Company through July 31, 2018 and December 31, 2018, respectively, with one half of the retention bonus commitment payable at each of these dates. Compensation expense of $87,965 has been included in the condensed statements of operations for both the three and nine months ended September 30, 2017. Retention bonus accrual is included in accrued liabilities in the condensed balance sheets as of September 30, 2017. The remaining retention bonuses will be accrued on a straight-line basis through December 31, 2018. No forfeiture rate has been estimated. Forfeitures will be recognized as they occur.

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

Leases

The Company leases office and laboratory space in Tucson, Arizona under two non-cancelable operating leases. There have been no changes to the Company’s office and laboratory space leases since the disclosures made by the Company in its Annual Report on Form 10-K, filed with the SEC on March 23, 2017. The Company’s remaining minimum real estate lease payments before common area maintenance charges for each fiscal year as of September 30, 2017 are as follows:

2017	$127,383
2018	512,533
2019	514,977
2020	517,457
2021	43,139
$1,715,489

As of September 30, 2017, the Company also has remaining capital lease commitments consisting of approximately $103,000 for computer equipment varying in length from 36 to 48 months and for an equipment financing arrangement of approximately $5,000 with a vendor that expires in December 2017 that have not been included in the minimum lease payments schedule above.

Product Warranty

The following is a summary of the Company’s general product warranty reserve:

	Nine Months Ended September 30,
	2017	2016
Beginning balance	$50,426	$20,213
Cost of warranty claims	(6,278)	(67,663)
Increase in warranty reserve	3,275	83,745
Ending balance	$47,423	$36,295

Warranty reserve is included in accrued liabilities in the condensed balance sheets as of September 30, 2017 and December 31, 2016. Expense relating to the recording of this reserve is recorded in cost of revenue within the condensed statements of operations.

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

The Company applies a two-step approach to recognizing and measuring uncertain tax positions. The Company evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained in a court of last resort. The term “more likely than not” means a likelihood of more than 50 percent. Otherwise, the Company may not recognize any of the potential tax benefit associated with the position. The Company recognizes a benefit for a tax position that meets the more likely than not criterion at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon its effective resolution. Unrecognized tax benefits involve management’s judgment regarding the likelihood of the benefit being sustained. The final resolution of uncertain tax positions could result in adjustments to recorded amounts and may affect the Company’s results of operations, financial position and cash flows. The Company has not identified any uncertain tax positions at September 30, 2017 or December 31, 2016.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at September 30, 2017 and December 31, 2016, respectively, and has not recognized interest or penalties of significance during the nine months ended September 30, 2017 and 2016, respectively, since there are no material unrecognized tax benefits. The Company has not made or had payments due for income taxes for the periods ended September 30, 2017 or December 31, 2016, other than state minimum taxes. Management believes no material change to the amount of unrecognized tax benefits will occur within the next 12 months.

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

Note 14. Related Party Transactions

QIAGEN Agreements

In November 2016, the Company entered into a Master Assay Development, Commercialization and Manufacturing Agreement (“Governing Agreement”) with QIAGEN Manchester Limited (“QML”), a wholly owned subsidiary of QIAGEN, N.V. QIAGEN North American Holdings, Inc., a wholly owned subsidiary of QIAGEN N.V., is a greater than 5% holder of the Company’s outstanding common stock.

Statement of Work One

In June 2017, the Company entered into the first statement of work (“SOW One”) under the Governing Agreement with QML. SOW One addresses the initial activities of the Company and QML in support of the development and potential commercialization of a next generation sequencing-based companion diagnostic assay (the “PDP Assay”) that is the subject of a sponsor project agreement between QML and a biopharmaceutical company (“Pharma One”). The parties expect development activities for the PDP Assay to be the subject of more than one work plan under the sponsor project agreement and a corresponding number of statements of work under the Governing Agreement.

The Company has determined that SOW One is a collaborative arrangement under ASC 808 and a multiple-element arrangement under ASC 605-25. After reviewing the deliverables under the arrangement, the Company concluded that all of the fixed and determinable contract consideration should be allocated to the development services to be performed by the Company.

QML pays the Company a monthly fee for development work performed by Company and its subcontractors (collectively, the “Monthly Fee”). The Monthly Fee is not contingent upon successful acceptance of project milestones by Pharma One; therefore, the Monthly Fee is recognized as the respective payment amount becomes fixed or determinable and collectability from QML is reasonably assured. The Company and QML also will share any net profits resulting from performance of the development work as determined pursuant to the Governing Agreement. Such profit sharing payment(s) is deemed to be fixed or determinable upon completion of SOW One deliverables, acceptance of corresponding deliverables by Pharma One, and the mutual agreement by QML and the Company on the calculation of net profit.

Revenue of $846,368 and $1,123,779 has been included in service revenue in the condensed statements of operations for the three and nine months ended September 30, 2017, respectively, relating to SOW One Monthly Fees. Accounts receivable of $671,765 remains in the condensed balance sheets as of September 30, 2017, and no profit sharing payments have been received or recognized as of September 30, 2017. Costs relating to SOW One of $653,938 and $876,186 have been included in research and development expense in the condensed statements of operations for the three and nine months ended September 30, 2017, respectively. No costs or revenue relating to SOW One were included in the condensed statements of operations for the three and nine months ended September 30, 2016 as SOW One was not established until June 2017.

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

Other Agreements with QML

In contemplation of the expected signing of the second statement of work (“SOW Two”) under the Governing Agreement in October 2017, QML requested that the Company initiate procurement and histology services for the samples that will be needed for the companies to support the development and potential commercialization of a next generation sequencing-based clinical trial assay that is the subject of a sponsor project agreement between QML and Bristol-Myers Squibb Company (“BMS”). In an effort to avoid project delays during the contracting process for SOW Two and a related three-party agreement, among BMS, QML and the Company, QML and the Company entered a preliminary written agreement for such procurement and histology services during the second quarter of 2017. Fees for sample procurement and histology services have been billed as services have been provided in accordance with the preliminary agreement and revenue is being recognized as the respective payment amount becomes fixed or determinable and collectability from QML is deemed to be reasonably assured.

Revenue of $1,284,326 has been included in service revenue in the condensed statements of operations for both the three and nine months ended September 30, 2017, relating to the Company’s performance of the sample procurement and histology service arrangement with QML, all of which collaborative development service revenue remains in accounts receivable in the condensed balance sheets as of September 30, 2017. Costs relating to sample acquisition and the outsourcing of certain services under these arrangements of $1,284,326 have been included in research and development expense in the condensed statements of operations for both the three and nine months ended September 30, 2017.

Internal development costs incurred by the Company in anticipation of SOW Two have not been included in revenue or billed to QML as of September 30, 2017, as SOW Two was not executed prior to the end of the third quarter of 2017. With the signing of SOW Two by the parties in October 2017 (see Note 15), the Company will recognize, in the fourth quarter of 2017, additional collaboration revenue of approximately $500,000 for internal development costs incurred from June through September 2017, which will be reimbursable under the terms of the Governing Agreement and SOW Two in the fourth quarter of 2017.

See Note 15 for a description of additional transactions relating to QML and its affiliates.

Note 15. Subsequent Events

Convertible Promissory Note

On October 26, 2017, the Company issued a subordinated convertible promissory note (the “Note”) to QNAH in the principal amount of $3.0 million against receipt of cash proceeds equal to such principal amount. The Note bears simple interest at the rate of 3.0% per annum and matures on October 26, 2020 (the “Maturity Date”). The Company’s indebtedness under the Note is expressly subordinated in right of payment to the Company’s prior repayment in full of its indebtedness under its Loan and Security Agreement, dated August 22, 2014, as amended, with Oxford Finance LLC and Silicon Valley Bank. QNAH may elect to convert all or any portion of the outstanding principal balance of the Note and all unpaid accrued interest thereon at any time prior to the Maturity Date into shares of the Company’s common stock at a conversion price of $3.984 per share.

Statement of Work Two and Supplement Agreement

On October 26, 2017, the Company and QML entered into SOW Two under the Governing Agreement. SOW Two was made effective as of June 2, 2017 (“Onset Date”). SOW Two addresses development activities conducted by the Company and QML since the Onset Date and those expected to be further conducted by parties in connection with a sponsor project agreement, dated June 2, 2017, between QML and BMS (the “BMS/QML SPA”).

The development work performed and expected to be performed by the Company and QML under SOW Two (“Initial Phase Work”) is expected to form the basis of a multi-stage project leading to the potential development and commercialization of a companion diagnostic assay in support of one or more of BMS’s therapeutic development and commercialization programs. SOW Two will expire upon completion of the Initial Phase Work and receipt by the Company of all amounts due for such work, which the Company believes will occur in mid‑2018 barring any unexpected project delays. QML will pay the Company mid-single digit millions of dollars for the Initial Phase Work performed by the Company under SOW Two. In addition, the Company and QML will share in any net profits (as determined under the Governing Agreement) generated by the Initial Phase Work on an approximately quarterly basis throughout the SOW Two term.

SOW Two also provides that, notwithstanding anything in the Governing Agreement to the contrary, neither QML nor the Company shall have the right to terminate SOW Two or the Governing Agreement to the extent it relates to SOW Two upon a change of control of either party.

Concurrent with SOW Two, as a condition to BMS’s approval of SOW Two, the Company, QML and BMS entered into a Supplement Agreement, made effective as of the Onset Date. The Supplement Agreement establishes certain rights and obligations of the parties with regard to confidential information and other intellectual property needed to perform, and/or produced as a result of, the Initial Phase Work. The Company will receive sole ownership of “HTG Technology Improvements” (as defined in the Supplement Agreement) that may be produced as a result of the Initial Phase Work, and has agreed to grant certain royalty‑free, non-exclusive license rights to its technology in the event of a project delay caused by the Company and to certain patent rights the Company may obtain as a result of the Initial Phase Work. In addition, the Company will have joint ownership of certain other results of the Initial Phase Work, and royalty‑free, non‑exclusive license rights to BMS‑ or QML-owned (solely or jointly) patents resulting from the Initial Phase Work. The Supplement Agreement will expire or terminate upon expiration or termination of the BMS/QML SPA, which is expected to be approximately coextensive with the term of SOW Two.

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

•	our intellectual property position;
•	our ability to comply with the restrictions of our debt facility and meet our debt obligations;
•	our expectations regarding the market size and growth potential for our life sciences and diagnostic businesses;
•	our expectations regarding trends in the demand for sample processing by our biopharmaceutical company customers;
•	any estimates regarding future expenses, revenues, capital requirements, and stock performance; and
•	our ability to sustain and manage growth, including our ability to develop new products and enter new markets.

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

Our current sources of revenue include sample processing, custom research use only, or RUO, assay development and collaboration services and sales of our automation system and integrated NGS-based HTG EdgeSeq assays. Our current assay product offerings include the following:

•	HTG EdgeSeq Oncology Biomarker Panel,
•	HTG EdgeSeq Immuno-Oncology Assay,
•	HTG EdgeSeq miRNA Whole-Transcriptome Assay,
•	HTG EdgeSeq DLBCL Cell of Origin Assay,
•	HTG EdgeSeq DLBCL Cell of Origin Assay EU,
•	HTG EdgeSeq ALKPlus Assay EU,
•	HTG EdgeSeq PATH Assay, and
•	HTG EdgeSeq EGFR, KRAS and BRAF Mutation Assay (VERI/O lab service offering exclusively).

Our assays are currently sold for research use only, except in Europe where our diffuse large B-cell lymphoma, or DLBCL, assay and our HTG EdgeSeq ALKPlus Assay EU are CE-marked and available for diagnostic use. We continue work on the pre-market approval, or PMA, submission for our HTG EdgeSeq ALKPlus Assay in the United States. We also have a focused development pipeline of new profiling products, which includes planned panels for translational research, drug development, and molecular diagnostics with initial focus in immuno-oncology. Our HTG EdgeSeq EGFR, KRAS and BRAF Mutation Assay is the first commercially available application of our direct-target-sequencing “version 2” chemistry, or V2 chemistry, and is available as a service offering for detection of certain DNA mutations in our VERI/O laboratory.

Our HTG EdgeSeq assays are automated on our HTG EdgeSeq platform, which may also be referred to as an “instrument” or “processor” and which, together with the assay, is a fully integrated system.

Customers can also obtain the advantages of our proprietary technology by engaging us to perform certain pre-clinical and clinical research-related services, including drug development and translational research. Our services include processing samples for molecular profiling data and designing custom research or investigational profiling assays. We also perform collaborative development services for biopharmaceutical company customers, primarily through a Master Assay Development, Commercialization and Manufacturing Agreement, or Governing Agreement, entered into with QIAGEN Manchester Limited, or QML, in November 2016. We initiated development services under the Governing Agreement in June 2017, with the signing of the first statement of work, or SOW One, and as of October 2017, have two signed statements of work.

As we navigate product-related regulatory requirements to launch additional molecular diagnostic products, initially in Europe and then in the United States, we expect our research products and services will continue to drive market recognition and technology adoption. Further, we expect that expanding our collaborative development services and otherwise strategically positioning our proprietary technology, products and services in drug or other clinical development programs will drive a future, ongoing portfolio of molecular diagnostic products, including companion diagnostic products.

We have incurred significant losses since our inception, and we have never been profitable. We incurred net losses of $5.4 million and $17.0 million for the three and nine months ended September 30, 2017, respectively, and $6.5 million and $20.4 million for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, we had an accumulated deficit of approximately $132.6 million. As of September 30, 2017, we had available cash and cash equivalents totaling approximately $9.0 million, and had current liabilities of approximately $13.5 million, plus an additional $8.2 million in long-term liabilities primarily attributable to our obligation to NuvoGen.

Recent Developments

In August 2017, we announced that our HTG EdgeSeq technology will be used together with Illumina NGS technology in a clinical trial conducted by the Worldwide Innovative Networking Consortium, or WIN, investigating a novel therapeutic approach using a combination of three targeted therapies for the first line treatment of patients with advanced non-small cell lung cancer.

In September 2017, we announced that we expect to complete and file the fourth and final module related to the PMA submission for our HTG EdgeSeq ALKPlus Assay in the second quarter of 2018. The first three modules of the PMA have already been submitted to the U.S. Food and Drug Administration for review.

In September 2017, we successfully completed an audit of our Quality Management System for continued ISO 13485 certification by a Canadian Medical Device Conformity Assessment System-accredited registrar, which is required by Health Canada for us to market in vitro diagnostic, or IVD, products in Canada.

In September 2017, the United States Patent and Trademark Office issued two U.S. patents covering our technology and applications of our technology. The first patent, U.S. Patent No. 9,758,829 entitled Molecular Malignancy in Melanocytic Lesions, was issued to us and the John Wayne Cancer Institute, who co-invented the technology. It claims a method of treating an indeterminate or atypical nevi that involves measuring the nucleic acid expression of certain biomarkers, including MAGEA2, PRAME, PDIA4, NR4A1, PDLIM7, B4GALT1, SAT1, RUNX1, and SOCS3. The patent will expire in June 2033. The second patent, U.S. Patent No. 9,765,385 entitled Nuclease Protection Methods for Detection of Nucleotide Variants, claims a nuclease-protection-based method for targeted detection of single nucleotide variants. This patent will expire in October 2033.

In October 26, 2017, we entered into the second statement of work, or SOW Two, with QML under the Governing Agreement. SOW Two was made effective as of June 2, 2017, or the Onset Date, and addresses development activities conducted by us and QML since the Onset Date and those expected to be further conducted by parties in connection with a sponsor project agreement, dated June 2, 2017, between QML and Bristol-Myers Squibb Company, or BMS. Under SOW Two we and QML are expected to perform development work for the initial phase of what is expected to become a multi-stage project leading to the potential development and commercialization of an NGS-based companion diagnostic assay in support of one or more of BMS’s therapeutic development and commercialization programs.

Concurrent with SOW Two, as a condition to BMS’s approval of SOW Two, we entered into a Supplement Agreement with QML and BMS, made effective as of the Onset Date. The Supplement Agreement establishes certain rights and obligations of the parties with regard to confidential information and other intellectual property needed to perform, and/or produced as a result of, the Initial Phase Work.

Results of Operations

Comparison of the three and nine months ended September 30, 2017 and 2016

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
Revenue:
Product	$625,605	$506,065	$119,540	24%	$1,573,926	$1,683,382	$(109,456)	(7%)
Service	3,097,879	407,836	2,690,043	660%	5,281,483	1,991,567	3,289,916	165%
Total revenue	3,723,484	913,901	2,809,583	307%	6,855,409	3,674,949	3,180,460	87%
Cost of revenue	1,088,987	1,125,009	(36,022)	(3%)	3,621,193	2,901,455	719,738	25%
Gross margin	2,634,497	(211,108)	2,845,605	(1348%)	3,234,216	773,494	2,460,722	318%
Gross margin percentage	71%	-23%			47%	21%
Operating expenses:
Selling, general and administrative	4,258,347	3,937,600	320,747	8%	12,910,251	13,343,945	(433,694)	(3%)
Research and development	3,478,419	1,910,116	1,568,303	82%	6,364,371	6,515,808	(151,437)	(2%)
Total operating expenses	7,736,766	5,847,716	1,889,050	32%	19,274,622	19,859,753	(585,131)	(3%)
Operating loss	(5,102,269)	(6,058,824)	956,555	(16%)	(16,040,406)	(19,086,259)	3,045,853	(16%)
Other expense, net	(277,834)	(429,618)	151,784	(35%)	(996,593)	(1,275,951)	279,358	(22%)
Net loss before income taxes	$(5,380,103)	$(6,488,442)	$1,108,339	(17%)	$(17,036,999)	$(20,362,210)	$3,325,211	(16%)

Revenue

We generate revenue by offering customers two primary methods to adopt our technology. Customers can purchase our HTG EdgeSeq instrument and related consumables, which consist primarily of our proprietary molecular profiling panels and other assay components. Together, all such consumables may be referred to as assays, assay kits or kits. Customers can also purchase services related to our proprietary technology, such as sample processing, custom research use only assay development and, pursuant to collaborative development agreements with our biopharmaceutical company customers and with QML pursuant to our Governing Agreement, development of assays with potential clinical utility (e.g., IVD assays). Total revenue for the three months ended September 30, 2017, increased by 307% to $3.7 million compared with $0.9 million for the three months ended September 30, 2016. Total revenue for the nine months ended September 30, 2017 increased by 87% to $6.9 million compared with $3.7 million for the nine months ended September 30, 2016. The increase in total revenue for the nine months ended September 30, 2017 compared with the same period in the prior year was primarily the result of revenue generated from collaborative development services relating to our Governing Agreement with QML, for which SOW One was entered into in June 2017. This increase is also attributable to the continued expansion of our customer base, both in the United States and in Europe.

Product revenue

          Product revenue includes revenue from the sale of HTG EdgeSeq instruments and related consumables, and was $0.6 million and $1.6 million for the three and nine months ended September 30, 2017, respectively, compared with $0.5 million and $1.7 million for the three and nine months ended September 30, 2016, respectively, and was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Instruments	$199,205	$5,846	$370,263	$88,146
Consumables	426,400	500,219	1,203,663	1,595,236
Total product revenue	$625,605	$506,065	$1,573,926	$1,683,382

          Product revenue, generated from instrument sales, rental and extended warranty services increased over the prior year primarily due to the sale of three instruments during the nine months ended September 30, 2017 compared with one instrument during the nine months ended September 30, 2016. Consumables revenue decreased from the prior year primarily as a result of the timing of customer projects and our focus on biopharmaceutical customers whose preference has been to gain access to our technology by way of our service offerings. We expect our revenue mix to continue to contain a high proportion of biopharmaceutical service revenue in the near term. Longer term, we expect that potential companion diagnostic products resulting from our collaborations with biopharmaceutical company customers (either directly or with QML) will generate future clinical diagnostic product related revenues as the biopharmaceutical companies’ drugs are commercialized and gain acceptance in the market. We will also continue to work independently to develop additional research use only and commercial clinical diagnostic menu items, both in European and U.S. markets for customer use with our HTG EdgeSeq platform to drive further product revenues in future periods.

Service revenue

Service revenue, consisting of services such as sample processing, custom assay development and collaborative development services for biopharmaceutical company customers, increased significantly to $3.1 million and $5.3 million for the three and nine months ended September 30, 2017, respectively, compared with $0.4 million and $2.0 million for the three and nine months ended September 30, 2016, respectively, and was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Custom assay development	$73,567	$103,719	$419,515	$103,719
Sample processing	893,618	304,117	2,428,863	1,887,848
Collaborative development services	2,130,694	—	2,433,105	—
Total service revenue	$3,097,879	$407,836	$5,281,483	$1,991,567

Our increased service revenue for the three and nine months ended September 30, 2017, compared with the same periods in 2016, reflects growth in all of our service offerings. We have experienced growth in both the number of biopharmaceutical company customers purchasing our service offerings and in the amount of work performed on newly initiated biopharmaceutical company collaborative development agreements, including the initiation of development services performed for a large biopharmaceutical company pursuant to our Governing Agreement with QML. Collaborative development services revenue for the three and nine months ended September 30, 2017 included revenue relating to SOW One executed with QML in June 2017, and a second arrangement with QML for sample procurement and histology services. We entered the second arrangement with QML in anticipation of the October 2017 signing of a second statement of work for development work to be performed in collaboration with QML for BMS under the Governing Agreement.

We, together with QML where controlled by our Governing Agreement, continue to pursue new, and expand existing, research (i.e., sample processing and custom research assay design and development) and collaborative development service agreements with new and existing biopharmaceutical company and academic medical center customers. These customers have chosen our proprietary technologies for use in their translational research and drug development programs and may prefer to gain access to our technology through purchase of our services. Because of existing agreements with biopharmaceutical company customers (including those collaborative development services contracted by QML pursuant to our Governing Agreement) and continued efforts to expand our services to new biopharmaceutical company and academic medical center customers in the future, we expect our service revenue to continue to increase in both absolute dollars and as a percentage of total revenue for the remainder of 2017 and into 2018.

Cost of revenue

Cost of revenue includes the aggregate costs incurred in manufacturing, delivering, installing and servicing instruments and consumables, as well as costs incurred for services performed for customers by our VERI/O laboratory and product development group. Cost of revenue decreased by $(36,000), or -3%, and increased by $720,000, or 25%, for the three and nine months ended September 30, 2017, respectively, compared with the three and nine months ended September 30, 2016. Gross margin has improved to 71% and 47% for the three and nine months ended September 30, 2017, respectively, compared with -23% and 21% for the three and nine months ended September 30, 2016, respectively. This gross margin improvement is primarily attributable to the initiation of collaborative development projects under our Governing Agreement with QML in 2017, the revenue from which is accounted for in service revenue as collaborative development services revenue, and development costs which are included in research and development expense in the condensed statements of operation for the three and nine months ended September 30, 2017. Additional gross margin improvement is attributable to the overall increase in service revenue which has allowed for further absorption of our fixed operating expenses incurred in the expansion of our VERI/O laboratory staffing, facilities and equipment to accommodate the anticipated increase in demand for services when compared to prior periods. In addition, in the third quarter of 2016, we recorded a $292,000 provision for excess inventory relating to our now obsolete chemiluminescent reader inventory within cost of revenue in the condensed statements of operation.

Selling, general and administrative expenses

Selling, general and administrative expenses were $4.3 million and $12.9 million for the three and nine months ended September 30, 2017, respectively, compared with $3.9 million and $13.3 million for the three and nine months ended September 30, 2016, respectively. The full year reductions in selling, general and administrative expenses from 2016 to 2017 are a direct result of the reorganization of our commercial sales team in 2016 that we undertook to gain efficiency and to focus predominantly on the biopharmaceutical market while reducing our investments in the academic research market, as well as an overall effort by the organization to improve productivity and reduce discretionary costs. The increase in our selling, general and administrative expenses for the three months ended September 30, 2017 compared to the same period in 2016 is primarily due to current period increases in employee bonus expense based on anticipated attainment of Company goals and other incentive compensation expenses.

Research and development expenses

Research and development expenses were $3.5 million and $6.4 million for the three and nine months ended September 30, 2017, respectively, compared with $1.9 million and $6.5 million for the three and nine months ended September 30, 2016, respectively. The increase in research and development expenses for the three months ended September 30, 2017 compared to the same period in 2016, is primarily due to collaborative development costs associated with projects initiated in 2017 under our Governing Agreement with QML which are included in research and development expense in the consolidated statements of operations as the contracts are accounted for under the Financial Accounting Standards Board’s guidance for collaborative arrangements. For the nine months ended September 30, 2017 when compared to the same period in 2016, the increase in collaborative arrangement development costs in 2017 is offset by development costs incurred in 2016 for Project JANUS, which was suspended in the third quarter 2016 in favor of higher-value, near-term development projects.

We anticipate additional increases in research and development expenses as our collaborative development services revenue is expected to grow in future periods. However, we do not expect research and development expense to increase at the same rate as collaborative development services revenue in future periods. Although the majority of expenses under SOW One have been incurred and included in research and development expense as of September 30, 2017, none of the potential profit sharing payments have been earned or recognized as of that date.

Cash Flows for the nine months ended September 30, 2017 and 2016

The following table summarizes the primary sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$(13,746,929)	$(17,312,741)
Investing activities	3,774,563	17,759,574
Financing activities	11,512,108	1,783,008
Increase in cash and cash equivalents	$1,539,742	$2,229,841

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2017 totaled $13.7 million and reflected (i) a net loss of $17.0 million; (ii) net non-cash items of $2.8 million, consisting primarily of stock-based compensation of $1.2 million, depreciation and amortization of $0.9 million, amortization of the discount, final payment premium and deferred financing costs on our asset-secured Growth Term Loan with Oxford Finance, LLC and Silicon Valley Bank, or Growth Term Loan, of $0.3 million, and a provision for excess inventory of $0.3 million; and (iii) a net cash inflow from changes in balances of operating assets and liabilities of $0.5 million. The significant items comprising the changes in balances of operating assets and liabilities were increase in accounts receivable partly offset by an increase in accounts payable during the period both primarily driven by collaborative development work performed under the Governing Agreement with QML during the period.

Net cash used in operating activities for the nine months ended September 30, 2016 was $17.3 million and reflected (i) the net loss of $20.4 million, (ii) net non-cash items of $2.7 million, consisting primarily of depreciation and amortization of $1.1 million, amortization of the discount on the NuvoGen obligation and of the discount, final payment premium and deferred financing costs on the Growth Term Loan of $0.6 million, stock-based compensation of $0.6 million, a provision for excess inventory of $0.4 million, and accrued interest on available-for-sale securities of $0.1 million, and (iii) a net cash inflow from changes in balances of operating assets and liabilities of $0.4 million, consisting primarily of decrease in accounts receivable due to collections efforts in the third quarter of 2016 and increased deferred revenue due to longer term biopharmaceutical company customer service contracts, partially offset by an increase in accounts payable primarily relating to research and development project expenses.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2017 totaled $3.8 million and was comprised primarily of proceeds from maturities of available-for-sale securities of $4.3 million during the period, partially offset by the purchase of laboratory automation and other fixed assets during the period.

Net cash provided by investing activities of $17.8 million for the nine months ended September 30, 2016 was comprised primarily of available-for-sale securities activities, including maturities of $23.0 million and purchases of $3.4 million of available-for-sale securities during the period.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 totaled $11.5 million and consisted primarily of $16.7 million in net proceeds from our ATM Offering, partially offset by $4.7 million and $0.6 million in payments on our outstanding Growth Term Loan and NuvoGen obligations, respectively.

Net cash provided by financing activities for the nine months ended September 30, 2016 consisted primarily of $5.0 million in proceeds from the draw of the second tranche of our Growth Term Loan in March 2016 to fund ongoing business operations, partially offset by $2.9 million in payments on the outstanding Growth Term Loan balance that began in April 2016.

Liquidity and Capital Resources

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock, the incurrence of debt and cash received from product sales, services revenue and other income. As of September 30, 2017, we had $9.0 million in cash and cash equivalents and $15.6 million of debt outstanding on our Growth Term Loan, NuvoGen obligation and capital lease obligations.

In August 2014, we entered into a Growth Term Loan with Oxford Finance, LLC and Silicon Valley Bank (see Note 8 to our interim unaudited condensed financial statements included in this report). We borrowed the first tranche of the Growth Term Loan in the amount of $11.0 million in August 2014 and the second tranche of the Growth Term Loan in the amount of $5.0 million in March 2016. The first and second tranches of the Growth Term Loan accrue interest annually at 8.5% and 8.75%, respectively, and mature on September 1, 2018. Payments under the Growth Term Loan could result in a significant reduction of our working capital.

Pursuant to our Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., we may offer and sell, from time to time, through Cantor Fitzgerald as our sales agent, shares of our common stock having an aggregate sale price of up to $40.0 million under our Registration Statement on Form S-3 (File No. 333-216977) and a prospectus supplement, as amended, and accompanying prospectus thereunder. All sales of common stock pursuant to the agreement with Cantor Fitzgerald must be made by a method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. As of September 30, 2017, we have sold 4,132,857 shares of common stock in the ATM Offering at then-market sales prices for total gross proceeds of approximately $17.4 million, and accordingly we may sell up to additional $22.6 million of common stock in the ATM Offering. There can be no assurance that we will be able to access additional capital through the ATM Offering when needed or in sufficient amounts, or at all.

Funding Requirements

We have had recurring operating losses and negative cash flows from operations since our inception and have an accumulated deficit of approximately $132.6 million as of September 30, 2017. As of September 30, 2017, we had cash and cash equivalents of approximately $9.0 million, and had current liabilities of approximately $13.5 million, plus an additional $8.2 million in long-term liabilities primarily attributable to our NuvoGen obligation. We believe that our existing resources, including $3.0 million in gross proceeds received from QIAGEN North American Holdings, Inc., or QNAH, in exchange for a subordinated convertible promissory note in that principal amount issued in October 2017, will be sufficient to fund our planned operations and expenditures through the midpoint of the first quarter of 2018. However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. These circumstances raise substantial doubt about our ability to continue as a going concern.

Until our revenue reaches a level sufficient to support self-sustaining cash flows, if ever, we will need to raise additional capital to fund our continued operations, including our product development and commercialization activities related to our current and future products, and service our near and long-term debt obligations. Future funding requirements will depend on a number of factors, including our ability to generate significant product and service revenues, our ability to repay our debt obligations as they become due, the cost and timing of establishing additional sales, marketing and distribution capabilities, the ongoing cost of research and development activities, the cost and timing of regulatory clearances and approvals, the effect of competing technology and market developments, the nature and timing of companion diagnostic development collaborations we may establish, and the extent to which we acquire or invest in businesses, products and technologies.

Additional capital may not be available at such times or in amounts needed by us. Even if sufficient capital is available to us, it might be available only on unfavorable terms. If we are unable to raise additional capital in the future when required and in sufficient amounts or on terms acceptable to us, we may have to delay, scale back or discontinue one or more product development programs, curtail our commercialization activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop or commercialize independently, cease operations altogether, pursue a sale of our company at a price that may result in up to a total loss on investment to our stockholders, file for bankruptcy or seek other protection from creditors, or liquidate all of our assets. In addition, if we default under our Growth Term Loan agreement, our lenders could foreclose on our assets, including substantially all of our cash and short-term investments which are held in accounts with our lenders.

Contractual Obligations

As of September 30, 2017, there have been no material changes to our contractual obligations and commitments outside of the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K filed with the SEC on March 23, 2017.

Off-Balance Sheet Arrangements

Through September 30, 2017, we have not entered into any off-balance sheet arrangements as defined by applicable SEC regulations.

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

There were no changes in our critical accounting policies and estimates during the nine months ended September 30, 2017 from those set forth in “Critical Accounting Policies and Significant Judgments and Estimates” in our December 31, 2016 Annual Report on Form 10-K filed with the SEC on March 23, 2017 other than the addition of the accounting policy for Revenue Recognition – Collaborative Development Service Revenue (see Note 2) and the following:

In July 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2015-11, Inventory: Simplifying the Measurement of Inventory. The standard requires inventory within the scope of the ASU to be measured using the lower of cost and net realizable value. The changes apply to all types of inventory, except those measured using the last-in, first-out, or LIFO, method or using the retail inventory method, and are intended to more clearly articulate the requirements for the measurement and disclosure of inventory and to simplify the accounting for inventory by eliminating the notions of replacement cost and net realizable value less a normal profit margin. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. We adopted this guidance prospectively for the fiscal year beginning January 1, 2017. We previously measured our inventory at the lower of cost or market with cost being determined by the first-in, first-out, or FIFO, method. The adoption of the guidance did not have a material impact on our interim unaudited condensed financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $9.0 million at September 30, 2017, which primarily consist of U.S. Government money market funds. These funds have lower risk than traditional money market funds and are subject to fewer withdrawal penalties and limitations. Still, such interest-bearing instruments carry some degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. The first tranche of our Growth Term Loan in the principal borrowed amount of $11.0 million and the second tranche of our Growth Term Loan under the principal borrowed amount of $5.0 million bear interest at fixed interest rates of 8.5% and 8.75%, respectively. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed financial statements.

As we continue to expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Until the third quarter of 2017, historically a majority of our revenue has been denominated in U.S. dollars, although we have historically sold and continue to sell our products and services directly in certain markets outside of the United States denominated in local currency, principally the Euro. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. The effect of a 10% adverse change in exchange rates on foreign denominated receivables and payables would not have a material impact on our results of operations during the periods presented. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to potentially greater fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any foreign currency hedging contracts, although we may do so in the future.

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

As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not engaged in any material legal proceedings. However, in the normal course of business, we may from time to time be named as a party to legal claims, actions and complaints, including matters involving employment, intellectual property, vendors, customers or others.

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

Risks Related to our Business and Strategy

We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.*

We have incurred losses since our inception and expect to incur losses in the future. We incurred net losses of $5.4 million and $17.0 million for the three and nine months ended September 30, 2017, respectively, and $6.5 million and $20.4 million for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $132.6 million. We expect that our losses will continue for the foreseeable future as we will be required to invest significant additional funds to support product development, including development of our next generation instrument platforms, development of our new HTG EdgeSeq panels, including our initial U.S. IVD assay, development of assays pursuant to our Governing Agreement with QML, and the commercialization of our HTG EdgeSeq system and proprietary consumables. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products and services. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products and services, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

We might not be able to continue as a going concern absent our ability to raise additional equity or debt capital. Even if capital is available, it might be available only on unfavorable terms.*

This Quarterly Report on Form 10-Q for the period ended September 30, 2017 includes disclosures regarding management’s assessment of its ability to continue as a going concern, as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. We have had recurring operating losses and negative cash flows from operations since inception, and we have an accumulated deficit of approximately $132.6 million as of September 30, 2017. As of September 30, 2017, we had cash and cash equivalents of approximately $9.0 million and had current liabilities of approximately $13.5 million plus an additional $8.2 million in long-term liabilities primarily attributable to our NuvoGen obligation. We have raised approximately $16.7 million in net proceeds through September 30, 2017 under our sales agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald. In addition, we received $3.0 million in gross proceeds from an investment by QNAH in a subordinated convertible promissory note in October 2017. Taking into account the $3.0 million of gross proceeds received from QNAH pursuant to the subordinated convertible promissory note in October 2017, and without assuming any additional sales that may be made under our sales agreement with Cantor Fitzgerald, we believe that our existing cash resources will be sufficient to fund our planned operations and expenditures through the midpoint of the first quarter of 2018. However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.

To date, to fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings and revenue generated from the sale of our HTG EdgeSeq system, the sale of our proprietary consumables and related services. We will need to raise additional capital to fund our continued operations until our revenue reaches a level sufficient to provide for self-sustaining cash flows, if ever. There can be no assurance that additional capital will be available to us when needed or on acceptable terms, or that our revenue will reach a level sufficient to provide for self-sustaining cash flows. If we are unable to raise additional capital in the future when required or in sufficient amounts or on terms acceptable to us, we may have to delay, scale back or discontinue one or more product development programs, curtail our commercialization activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop or commercialize independently, cease operations altogether, pursue a sale of our company at a price that may result in a total loss on investment for our stockholders, file for bankruptcy or seek other protection from creditors, or liquidate all of our assets. In addition, if we default under our term loan agreement, our lenders could foreclose on our assets, including substantially all of our cash and short-term investments which are held in accounts with our lenders.

Even if capital is available, it might be available only on unfavorable terms. Any additional equity or convertible debt financing into which we enter could be dilutive to our existing stockholders. Any future debt financing into which we enter may impose covenants upon us that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaborative development and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. Further, even if we obtain additional financing to fund our business activities in the future, there could remain doubt about our ability to continue as a going concern and investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all. If we are unable to continue as a going concern, holders of our common stock or other securities may lose the entire value of their investment.

Payments under the instruments governing our indebtedness may reduce our working capital. In addition, a default under our term loan agreement could cause a material adverse effect on our financial position.*

In August 2014, we entered into a $16.0 million Growth Term Loan agreement with Oxford Finance LLC and Silicon Valley Bank, who we collectively refer to as our senior lenders. Under the terms of the Growth Term Loan agreement, the senior lenders initially provided us with a term loan of $11.0 million. In March 2016, we borrowed the remaining $5.0 million pursuant to the term loan agreement. The loan is secured by a lien covering substantially all of our assets, excluding patents, trademarks and other intellectual property rights (except for rights to payments related to the sale, licensing or disposition of such intellectual property rights) and certain other specified property. The interest-only payment period expired in April 2016, and we are currently required to make monthly principal and interest payments through September 2018. Payments under the Growth Term Loan agreement could result in a significant reduction of our working capital, which in turn could significantly impact our need to raise additional capital in order to continue as a going concern. As of September 30, 2017, we had $7.4 million outstanding under the Growth Term Loan agreement, all of which is scheduled to become due and payable over the 12 months following such date, compared to cash and cash equivalents of approximately $9.0 million. If we default under the Growth Term Loan agreement, our senior lenders could foreclose on our assets, including substantially all of our cash, which is held in accounts with our senior lenders.

Pursuant to the terms of an asset purchase agreement with NuvoGen Research, LLC, or NuvoGen, pursuant to which we acquired certain intellectual property, we agreed to pay NuvoGen the greater of $400,000 or 6% of our yearly revenue until the total aggregate cash compensation paid to NuvoGen under the agreement equals $15.0 million. For fiscal years 2013 to 2017, NuvoGen agreed to accept annual fixed fees in the range of $543,750 to $800,000, paid in quarterly installments, and to defer the balance of any revenue-based payments. To date, we have paid NuvoGen approximately $6.9 million. As of September 30, 2017, we have not deferred any revenue-based payments. For 2017, our annual fixed fee payable to NuvoGen is $800,000, payable in quarterly installments. Beginning in 2018, we are again obligated to pay the greater of $400,000 or 6% of our annual revenue plus amounts, if any, deferred in the 2017 period by which 6% of revenue exceeds the $800,000 fixed fee plus 5% interest on any such deferred amounts until the obligation is repaid in full. Payments to NuvoGen could result in a significant reduction in our working capital.

Pursuant to the terms of the $3.0 million principal amount subordinated convertible promissory note that we issued to QNAH in October 2017, we will be required to repay the entire outstanding principal amount of the note and unpaid accrued interest thereon in October 2020, subject to the terms of a subordination agreement between QNAH and our senior lenders, provided QNAH may, at its election, convert all or any portion of the outstanding principal balance of the note and unpaid accrued interest at any time prior to the maturity date into shares of our common stock at a conversion price of $3.984 per share. If we become required to repay any portion of the note at maturity, our working capital may be significantly reduced, which in turn could significantly impact our need to raise additional capital in order to continue as a going concern.

The Growth Term Loan agreement requires us, and any debt arrangements we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:

•	dispose of assets;
•	complete mergers or acquisitions;
•	incur indebtedness;
•	encumber assets;
•	pay dividends or make other distributions to holders of our capital stock;
•	make specified investments;
•	change certain key management personnel; and
•	engage in transactions with our affiliates.

These restrictions could inhibit our ability to pursue our business strategies. If we default under our obligations under the Growth Term Loan agreement, the senior lenders could proceed against the collateral granted to them to secure our indebtedness or declare all obligation under the Growth Term Loan agreement to be due and payable. In certain circumstances, procedures by the senior lenders could result in a loss by us of all of our equipment and inventory, which are included in the collateral granted to the senior lenders. If any indebtedness under the Growth Term Loan agreement were to be accelerated, there can be no assurance that our assets would be sufficient to repay in full that indebtedness. In addition, upon any distribution of assets pursuant to any liquidation, insolvency, dissolution, reorganization or similar proceeding, the holders of secured indebtedness will be entitled to receive payment in full from the proceeds of the collateral securing our secured indebtedness before the holders of other indebtedness or our common stock will be entitled to receive any distribution with respect thereto.

We may incur additional indebtedness in the future. The debt instruments governing such indebtedness may contain provisions that are as, or more, restrictive than the provisions governing our existing indebtedness under the Growth Term Loan agreement. If we are unable to repay, refinance or restructure our indebtedness when payment is due, the senior lenders could proceed against the collateral granted to them to secure such indebtedness or force us into bankruptcy or liquidation.

We are dependent on our Governing Agreement with QML, and poor performance under the agreement or the termination of the agreement could negatively impact our business.*

A key strategic focus of our business is to enter into collaborative development agreements with biopharmaceutical companies for the development, manufacture and commercialization of companion diagnostic assays for use with their drug development programs. In particular, we are focused on oncology-based collaborations.

In November 2016, we entered a Governing Agreement with QML, a wholly owned subsidiary of QIAGEN N.V. Under the Governing Agreement, we and QML jointly seek collaborative development agreements with biopharmaceutical companies for the development, manufacture and potential commercialization of companion diagnostic assays. QML contracts with interested biopharmaceutical companies for specified projects, and we and QML enter into statements of work for each project. Our relationship with QML under the Governing Agreement is exclusive for NGS-based diagnostic assays (or certain related research assays) in the oncology field, subject to the achievement of certain performance targets. We expect that revenues under the Governing Agreement will constitute a significant portion of our revenues over the next few years.

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

•

QML may not allocate adequate resources or otherwise support the development of collaborations with biopharmaceutical companies, including if they no longer view our Governing Agreement as in their best financial or other interests; and

•

QML may not perform as expected, including with regard to making any required payments, or performing its development or other obligations under a statement of work or under the contract with the applicable biopharmaceutical company customer and the Governing Agreement or applicable statement of work may not provide adequate protection for us or may not be effectively enforced.

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

The development of future products is dependent on new methods and/or technologies that we may not be successful in developing.*

We are planning to expand our product offerings in the fields of detecting expressed gene rearrangements (e.g., gene fusions and/or insertions) and genomic or expressed DNA mutations. We believe we have successfully demonstrated that our technology is able to detect certain expressed gene rearrangements with our HTG EdgeSeq ALKPlus Assay EU now available in Europe, and genomic DNA mutations with our HTG EdgeSeq EGFR, KRAS and BRAF Mutation Assay service offering. Nevertheless, there are other potential applications for the foregoing technologies and opportunity for additional technology developments, such as detection of expressed DNA mutations, that we consider when planning our product pipeline. We believe we have successfully demonstrated proof of concept for detection of express DNA mutations but to date our work in this area has only been on relatively few applications or may not have the specificity required for certain applications. We cannot guarantee that we will be able to successfully develop additional applications or new technologies on a commercial scale. If we are unsuccessful at developing additional applications involving gene rearrangements or genomic DNA mutations, or developing technology to detect expressed DNA mutations we may be limited in the breadth of additional products we can offer in the future, which could impact our future revenues and profits.

We have initiated development of a new version of our HTG EdgeSeq system that will target the lower-volume throughput lab market. This development program, which we refer to as Project JANUS, is expected to increase our addressable market by enabling efficient molecular profiling of smaller quantity batches of samples. This program involves the development of new chemistry that is not currently compatible with our existing HTG EdgeSeq platform. We have temporarily suspended the development of the Project JANUS program in favor of other product development projects. If we are unable to resume or successfully develop this new version of our HTG EdgeSeq system and in the market window we anticipate, automation of our new chemistry could be delayed and our addressable market could be limited, which could harm our business, results of operations and financial condition.

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

Our future success is dependent upon our ability to expand our customer base and introduce new applications.*

Our current customer base is primarily composed of biopharmaceutical companies (including those contracted by QML pursuant to our Governing Agreement), academic institutions and molecular labs that perform analyses using or directly or indirectly obtain services based on our HTG EdgeSeq system and consumables for research use only, which means that the products or data from services may not be used for clinical diagnostic purposes. In July 2016, we obtained CE marking in Europe for our HTG EdgeSeq system and HTG EdgeSeq DLBCL Cell of Origin Assay EU. In March 2017, we obtained CE marking in Europe for our HTG EdgeSeq ALKPlus Assay EU. These products may now be used by customers for diagnostic purposes in Europe. Currently, we do not intend to and, where applicable, do not have appropriate licenses or permits to conduct diagnostic testing services. Our success will depend, in part, upon our ability to increase our market penetration among our product and service customer bases and to expand our market by developing and marketing new clinical diagnostic tests and RUO applications (whether product or service), and to introduce diagnostic products into clinical laboratories in the United States and other jurisdictions after obtaining the requisite regulatory clearances or approvals. We may not be able to successfully complete development of or commercialize any of our planned future tests and applications. To achieve these goals, we will need to conduct substantial research and development, conduct clinical validation studies, expend significant funds, expand and scale-up our research, development, service and manufacturing processes and facilities, expand the number of projects under our Governing Agreement, expand and train our sales force; and seek and obtain regulatory clearance or approvals of our new tests and applications, as required by applicable regulations. Additionally, we must demonstrate to laboratory directors, physicians and third-party payors that our current and any future diagnostic products are effective in obtaining clinically relevant information that can inform treatment decisions, and that our HTG EdgeSeq system and related panels can enable an equivalent or superior approach than other available technology. Furthermore, we expect that a combination of increasing the installed base of our HTG EdgeSeq systems, expanding the number of projects under our Governing Agreement, and entering into additional service and custom assay development agreements with biopharmaceutical customers will drive increased demand for our relatively high margin panels. If we are not able to successfully increase our installed base and biopharmaceutical customer relationships, then sales of our products and services, and our margins for these revenue items may not meet expectations. Attracting new customers and introducing new products and services requires substantial time and expense. Any failure to expand our existing customer base, or launch new products, including diagnostic products or services, would adversely affect our ability to improve our operating results.

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

Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, three customers accounted for 35%, 13% and 5% of our revenue for the nine months ended September 30, 2017, and two customers accounted for 62% and 6% of our accounts receivable balance as of September 30, 2017. If orders from our top customers are reduced or discontinued, our revenue in future periods may materially decrease. Fluctuations in our operating results may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described under the caption “Risk Factors – Risks Related to Our Business and Strategy” of this report. In addition, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. Our products involve a significant capital commitment from our customers or may depend on customer studies that have variable or indefinite timelines and accordingly, involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Also, activities performed under our Governing Agreement involve significant resource3 commitments by us and depend on QML activities over which we have limited control and on biopharmaceutical customer activities and studies that have variable or indefinite timelines and outcomes. We may expend significant effort in attempting to meet our development obligations under the Governing Agreement, the respective payments for which may occur in a different period. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of investors or securities analysts, our stock price may be adversely affected.

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

If the utility of our HTG EdgeSeq system, proprietary profiling panels, services and solutions in development is not supported by studies published in peer-reviewed medical publications, the rate of adoption of our current and future products and the rate of reimbursement of our future products by third-party payors may be negatively affected.*

We anticipate that we will need to maintain a continuing presence in peer-reviewed publications to promote adoption of our products by biopharmaceutical companies, academic institutions and molecular labs and to promote favorable coverage and reimbursement decisions. We believe that peer-reviewed journal articles that provide evidence of the utility of our current and future products or the technology underlying the HTG EdgeSeq system, consumables and services are important to our commercial success. It is critical to the success of our sales efforts that we educate a sufficient number of clinicians and administrators about our HTG EdgeSeq system, our current panels and services and our future solutions, and demonstrate the research and clinical benefits of these solutions. Our customers may not adopt our current and future solutions, and third-party payors may not cover or adequately reimburse our future products, unless they determine, based on published peer-reviewed journal articles and the experience of other researchers and clinicians, that our products provide accurate, reliable, useful and cost-effective information. Peer-reviewed publications regarding our products and solutions may be limited by many factors, including delays in the completion of, poor design of, or lack of compelling data from studies that would be the subject of the article. If our current and future product and service solutions or the technology underlying such products and services do not receive sufficient favorable exposure in peer-reviewed publications, the rate of research and clinician adoption and positive coverage and reimbursement decisions could be negatively affected.

We provide our HTG EdgeSeq system and profiling panels free of charge or through other arrangements to customers or key opinion leaders through evaluation agreements or reagent rental programs, and these programs may not be successful in generating recurring revenue from sales of our systems and proprietary panels.*

We sell our HTG EdgeSeq system and profiling panels under different arrangements to expand our installed base and facilitate the adoption of our platform.

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

Other arrangements might include a collaborative development agreement whereby an academic or a commercial collaborator agrees to provide samples free of charge in exchange for the use of an HTG EdgeSeq system at no cost in furtherance of a research or clinical project.

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

Placing our HTG EdgeSeq systems under evaluation agreements, under reagent rental agreements or with our key opinion leaders without receiving payment for the instruments could require substantial additional working capital to provide additional units for sale to our customers.

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

Our current business depends on levels of research and development spending by academic and governmental research institutions and biopharmaceutical companies, a reduction in which could limit demand for our products and adversely affect our business and operating results.*

Our revenue is currently derived from sales of our HTG EdgeSeq system, proprietary panels, and the development of custom assays and sample processing for research applications to biopharmaceutical companies, academic institutions and molecular labs, predominantly in the United States and Europe. The demand for our products and services will depend in part upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:

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

We have limited experience in marketing and selling our products, and if we are unable to successfully commercialize our products, our business may be adversely affected.*

We have limited experience marketing and selling our products. Our HTG Edge system was introduced for sale in the life sciences research market in the third quarter of 2013. Our HTG EdgeSeq chemistry was introduced for sale in the life sciences research market in the third quarter of 2014. Our dedicated HTG EdgeSeq system was introduced for sale in the life sciences research market in the fourth quarter of 2015 and has been our primary product focus since 2016. Our VERI/O service laboratory was announced in June 2016. We currently market our products through our own sales force in the United States and Europe, and have distributors in parts of Europe and the Middle East. In the future, we intend to expand our sales and support team in the United States, continue to build a direct sales and support team in Europe and establish additional distributor and/or third party contract sales team relationships in other parts of the world. However, we may not be able to market and sell our products effectively. Our sales of life science research products and potential future diagnostic products will depend in large part on our ability to successfully increase the scope of our marketing efforts and establish and maintain a sales force commensurate with our then applicable markets. Because we have limited experience in marketing and selling our products in the life science research market and in marketing and selling our products in the diagnostic market, our ability to forecast demand, the infrastructure required to support such demand and the sales cycle to customers is unproven. If we do not build an efficient and effective sales force and distributor relationships targeting these markets, our business and operating results will be adversely affected.

If we do not obtain regulatory clearance or approval to market our products for diagnostic purposes, we will be limited to marketing our products for research use only. In addition, if regulatory limitations are placed on our diagnostic products our business and growth will be harmed.*

In many jurisdictions, including the United States, we are currently limited to marketing our HTG EdgeSeq system and proprietary profiling panels for research use only, which means that we cannot make any diagnostic or clinical claims for those products in those jurisdictions. We have sought and intend to continue to seek regulatory clearances or approvals in the United States and other jurisdictions to market certain panels for diagnostic purposes; however, we may not be successful in doing so.

The FDA regulates diagnostic kits sold and distributed through interstate commerce in the United States as medical devices. Unless an exemption applies, generally, before a new medical device may be sold or distributed in the United States, or may be marketed for a new use in the United States, the medical device must receive either FDA clearance of a 510(k) pre-market notification or pre-market approval. Thus, before we can market or distribute our profiling panels, including our mRNA and miRNA panels, as IVD kits for use by clinical testing laboratories in the United States, we must first obtain pre-market clearance or pre-market approval from the FDA. Even if or when we apply for clearance or approval from the FDA for any of our products, the process can be lengthy and unpredictable. We are working collaboratively with multiple biopharmaceutical companies to clinically validate our HTG EdgeSeq DLBCL Cell of Origin Assay, which we believe can classify DLBCL as either ABC or GCB subtype and detect the expression of additional drug-linked gene targets such as PD-1, PD-L1 and CD19. We expect to submit the DLBCL assay for U.S. regulatory clearances or approvals at some future time if and when our work with the biopharmaceutical companies reaches an appropriate stage. We initiated a modular PMA submission process to obtain FDA approval of our HTG EdgeSeq ALKPlus Assay to detect certain gene fusions in lung cancer in 2016. We cannot provide any assurances that our clinical studies or collaborative development services with biopharmaceutical companies will be completed or, if completed, have the desired outcomes or that we will meet the regulatory clearance or approval timelines for either product. Further, even if we complete the requisite clinical validations and submit or complete submission of an application, we may not receive FDA clearance or approval for the commercial use of our tests on a timely basis, or at all. If we are unable to obtain regulatory clearance or approval, or if clinical diagnostic laboratories do not accept our cleared or approved tests, our ability to grow our business could be compromised.

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

If our HTG EdgeSeq system and proprietary profiling panels fail to achieve and sustain sufficient market acceptance, or we are not able to continue to expand our service relationships with biopharmaceutical customers (including indirectly pursuant to our Governing Agreement), we will not generate expected revenue, and our prospects may be harmed.*

We are currently focused on selling our HTG EdgeSeq system and profiling panels within the life sciences research market. We plan to develop panels for many different disease states including companion diagnostics to determine the proper course of treatment for those diseases. We may experience reluctance, or refusal, on the part of physicians to order, and third-party payors to cover and provide adequate reimbursement for, our panels if the results of our research and clinical studies, and our sales and marketing activities relating to communication of these results, do not convey to physicians, third-party payors and patients that the HTG EdgeSeq system and related profiling panels provide equivalent or better diagnostic information than other available technologies and methodologies. We believe our panels represent an emerging methodology in diagnosing disease states, and we may have to overcome resistance among physicians to adopting it for the marketing of our products to be successful. Even if we are able to obtain regulatory approval from the FDA, the use of our panels may not become the standard diagnostic tool for those diseases on which we plan to focus our efforts.

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

          To the extent that we develop diagnostic assays for a biopharmaceutical company in collaboration with QML under our Governing Agreement and related statements of work, we may not have responsibility for some or all aspects of developing, marketing or commercializing any resulting diagnostic tests. In addition to this biopharmaceutical partner risk, QML may take certain actions that could negatively impact the development, utility and marketability of the applicable diagnostic tests. For example, QML could fail to satisfy or fall behind in its obligations to us or to the biopharmaceutical partner, which may delay development, regulatory approvals, market development and/or commercialization of an applicable companion diagnostic test.

          Any of these events could limit our diagnostic test sales and revenues and have a material adverse effect on our business, operating results and financial condition.

As part of our current business model, we intend to seek to enter into strategic development collaborations and licensing arrangements with third parties to develop diagnostic tests.*

We have relied, and expect to continue to rely, on strategic development collaborations and licensing agreements with third parties to develop or in-license technologies based on which products or services we may develop or offer. We have entered into agreements with third parties to facilitate or enable our development of assays, and ultimately diagnostic tests, to aid in the diagnosis of oncology diseases, such as breast cancer and melanoma, and other diseases. We intend to enter into additional similar agreements with life sciences companies, biopharmaceutical companies and other researchers for future diagnostic products. However, we cannot guarantee that we will enter into any additional agreements. In particular, our life sciences research or biopharmaceutical customers are not obligated to collaborate with us or license technology to us, and they may choose to develop diagnostic products themselves or collaborate with our competitors. Establishing development collaborations and licensing arrangements is difficult and time-consuming. Discussions may not lead to development collaborations or licenses on favorable terms, or at all. Potential collaborators or licensors may elect not to work with us based upon their assessment of our financial, regulatory or intellectual property position. To the extent that we enter new collaborative development or licensing agreements, they may never result in the successful development or commercialization of future tests or other products for a variety of reasons, including because our collaborators may not succeed in performing their obligations or may choose not to cooperate with us. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Moreover, to the extent we agree to work exclusively with a party in a given area, our opportunities to collaborate with others would be limited. Even if we establish new relationships, they may never result in the successful development or commercialization of future tests or other products. Disputes with our collaborators could also impair our reputation or result in development delays, decreased revenues and litigation expenses.

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

We are dependent on single third-party suppliers for a certain subcomponent of our systems and raw materials used in our assays, and the loss of any of these suppliers could harm our business.*

We currently rely on a single supplier to supply a subcomponent used in our HTG EdgeSeq processors. We also predominantly rely on a single third-party supplier for various raw materials used to manufacture our consumable products. While we periodically forecast our needs for raw materials for our consumables, our contracts with these suppliers, which may be a standard purchase order, do not commit them to carry inventory or make available any particular quantifies, and either supplier may give other customers’ needs higher priority than ours and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. If we were to lose any such suppliers, we may not be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, or at all. If we should encounter delays or difficulties in securing the quality and quantity of materials we require for our products or services, our supply chain would be interrupted which would adversely affect our sales. A loss of any of these suppliers could significantly delay the delivery or performance of our applicable product(s) or service(s), which in turn would materially affect our ability to generate revenue. If any of these events occur, our business and operating results could be materially harmed.

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

If our Tucson facilities become unavailable or inoperable, the manufacturing of our instrument and consumable products or our ability to process sales orders will be interrupted and our business could be materially harmed.*

We manufacture our consumable products and our HTG EdgeSeq system in our Tucson, Arizona facilities. In addition, our Tucson facilities are the center for order processing, receipt of critical components of our HTG EdgeSeq instrument and shipping products to customers. We do not have redundant facilities. Damage or the inability to utilize our Tucson facilities and the equipment we use to perform research and development and manufacture our products could be costly, and we would require substantial lead-time to repair or replace this facility and equipment. The Tucson facilities may be harmed or rendered inoperable by natural or man-made disasters, including flooding, wind damage, power spikes and power outages, which may render it difficult or impossible for us to perform these critical functions for some period of time. The inability to manufacture consumables or instruments, process customer samples, perform development services under our Governing Agreement or ship products to customers for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

We expect to generate a portion of our revenue internationally and are subject to various risks relating to our international activities which could adversely affect our operating results.*

During the three and nine months ended September 30, 2017, approximately 68% and 49% of our revenue was generated from sales to customers located outside of the United States, respectively, compared with 15% and 11% for the three and nine months ended September 30, 2016, respectively. We expect that a percentage of our future revenue will continue to come from international sources, driven in part by activities conducted pursuant to our Governing Agreement with QML, and we expect to expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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

We have established exclusive and non-exclusive distribution agreements for our HTG EdgeSeq platform and related profiling panels within parts of Europe and the Middle East. We intend to continue to grow our business internationally, and to do so, in addition to expanding our own direct sales and support team, we plan to attract additional distributors and sales partners to maximize the commercial opportunity for our products. We cannot guarantee that we will be successful in attracting desirable distribution and sales partners or that we will be able to enter into such arrangements on favorable terms. Distributors and sales partners may not commit the necessary resources to market and sell our products to the level of our expectations or may favor marketing the products of our competitors. If current or future distributors or sales partners do not perform adequately, or we are unable to enter into effective arrangements with distributors or sales partners in particular geographic areas, we may not realize long-term international revenue growth.

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

Performance issues, service interruptions or price increases by our shipping carriers could adversely affect our business and harm our reputation and ability to provide our services on a timely basis.*

Expedited, reliable shipping is essential to our operations. We rely heavily on providers of transport services for reliable and secure point-to-point transport of our HTG EdgeSeq systems and consumables to our customers and, as applicable, customers’ samples to our laboratory, and for enhanced tracking of these shipments. Should a carrier encounter delivery performance issues such as loss, damage or destruction of any instrumentation, consumables or samples, it would be costly to replace such instrumentation or consumables in a timely manner and may be difficult to replace customers’ samples lost or damaged in shipping, and such occurrences may damage our reputation and lead to decreased demand for our products and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions affecting delivery services we use would adversely affect our ability to process orders for our products or receive recipient samples on a timely basis.

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under such laws, it is possible that some of our business activities, including our relationships with physicians and other health care providers, and our evaluation, reagent rental and collaborative development agreements with customers, and sales and marketing efforts could be subject to challenge under one or more of such laws.

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

Other significant measures contained in the ACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. Further, the ACA includes a deductible 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, which became effective January 1, 2013. However, the Consolidated Appropriations Act of 2016, signed into law in December 2015, includes a two-year moratorium on the medical device excise tax that applies between January 1, 2016 and December 31, 2017. Absent further legislative action, the tax will be automatically reinstated for medical device sales beginning January 1, 2018. The ACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. However, the future of the ACA is uncertain. There have been judicial and Congressional challenges to certain aspects of the ACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of any certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. The Trump administration has also announced that it will discontinue the payment of cost-sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Congress is considering legislation to appropriate funds for CSR payments, but the future of that bill is uncertain. Further, each chamber of Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal or replace elements of the ACA. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

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

Changes or modifications in financial accounting standards, including those related to revenue recognition, may harm our results of operations.*

From time to time, the FASB, either alone or jointly with other organizations, promulgates new accounting principles that could have an adverse impact on our financial position, results of operations or reported cash flows. For example, in May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), and subsequently issued implementation guides (collectively, the “New Revenue Standard”). The New Revenue Standard supersedes nearly all existing revenue recognition guidance under GAAP and becomes effective for us beginning January 1, 2018. We have not yet finalized our assessment of the impact of the New Revenue Standard on our results of operations, internal controls and disclosures, and plan to do so prior to December 31, 2017. Our inability to adopt the New Revenue Standard or any new accounting standard, and to update or modify our internal controls as needed, by the mandated adoption dates could adversely affect our financial reporting obligations, corresponding regulatory compliance and/or investors’ confidence in us. Also, if we were to change our critical accounting estimates, including those related to the recognition of collaboration revenue and other revenue sources, our operating results could be significantly affected.

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

Risks Related to Our Common Stock

We may not be able to satisfy the applicable continued listing requirements of NASDAQ.*

Our common stock is currently listed on The NASDAQ Capital Market under the symbol “HTGM.” Effective April 17, 2017, the listing of our common stock was transferred to The NASDAQ Capital Market from The NASDAQ Global Market following our appeal to a NASDAQ Hearings Panel, or Panel, of the delisting notice we received from NASDAQ on February 14, 2017. On April 12, 2017, the Panel found us in compliance with the requirements for listing on The NASDAQ Capital Market as a result of the market value of our outstanding common stock exceeding $35.0 million, which satisfied NASDAQ’s market value of listed securities, or MVLS, listing standard. On July 31, 2017, we received a notice from NASDAQ that we are no longer in compliance with the applicable MVLS requirement for continued listing on The NASDAQ Capital Market. The NASDAQ continued listing rules provide a compliance period of 180 calendar days in which we can regain compliance with the MVLS requirement if the market value of our outstanding common stock closes at $35.0 million or more for 10 consecutive business days. There can be no assurance that we will be able to regain compliance with the MVLS requirement or satisfy alternative criteria for continued listing on The NASDAQ Stock Market. If we are not able to regain and maintain compliance with NASDAQ’s continued listing requirements, our common stock may be delisted from trading on NASDAQ. The delisting of our common stock from trading on NASDAQ may have a material adverse effect on the market for, and liquidity and price of, our common stock and impair our ability to raise capital. Delisting from NASDAQ could also have other negative results, including, without limitation, the potential loss of confidence by customers and employees, the loss of institutional investor interest and fewer business development opportunities. If our common stock is delisted from trading on NASDAQ, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the OTC Markets or OTC Bulletin Board. In such event, it could become more difficult to dispose of or obtain accurate quotations for the price of our common stock, and there may also be a reduction in our coverage by security analysts and the news media, which may cause the price of our common stock to decline further.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.*

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned a significant portion of our capital stock at September 30, 2017. Accordingly, our executive officers, directors and principal stockholders acting together could exercise significant influence over all matters requiring stockholder approval, including mergers and other business combinations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

4.10

Subordinated Convertible Promissory Note, dated October 26, 2017, by and between the Company and QIAGEN North American Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 27, 2017).

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

HTG Molecular Diagnostics, Inc.

Date: November 7, 2017	By:	/s/ Timothy B. Johnson
Timothy B. Johnson
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2017	By:	/s/ Shaun D. McMeans
Shaun D. McMeans
Chief Financial Officer (Principal Financial and Accounting Officer)