Form 10-K
period 2017-12-31
HTG MOLECULAR DIAGNOSTICS, INC
filed 2018-03-23
CIK 1169987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-37369

HTG Molecular Diagnostics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	86-0912294
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3430 E. Global LoopTucson, AZ	85706
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 289-2615

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if he registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Capital Market on June 30, 2017, was $30,213,142.

The number of shares of Registrant’s Common Stock outstanding as of March 16, 2018 was 28,355,800.

i

PART I

Unless the context requires otherwise, references to “HTG,” “HTG Molecular Diagnostics,” “we,” “us” and “our” refer to HTG Molecular Diagnostics, Inc.

Forward-Looking Statements

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain forward-looking statements. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “continue,” “seek,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes, to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

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
•

our strategic relationships, including with holders of intellectual property relevant to our technologies, manufacturers of next-generation sequencing (“NGS”) instruments and consumables, critical component suppliers, distributors of our products, and third parties who conduct our clinical studies;

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

These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the filing date of this Annual Report and are subject to risks and uncertainties. We discuss many of these risks in greater detail under “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Business.

Overview

We are a commercial stage company that develops and markets products and services based on proprietary technology that facilitates the routine use of targeted molecular profiling using a small amount of biological sample. Molecular profiling is the collection of information about multiple molecular targets, such as DNA and RNA, also called biomarkers, in a biological sample. Molecular profiling information has many important applications, from basic research to molecular diagnostics in personalized medicine. Our technology can be used throughout that range of applications, which is just one of its many benefits. Our focus is on clinical applications. Our primary customers include biopharmaceutical companies, academic research centers and molecular testing laboratories.

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

Historically, molecular profiling has faced several technical challenges in clinical applications. These include (i) limited “multiplexing,” which means only a few biomarkers could be tested in a single sample, (ii) the need for significant amounts of sample to test more than a few biomarkers, which often required several different technologies conducted in different locations, (iii) complex sample preparation, and (iv) manual and/or time consuming workflows. Even where it was possible to test tens, hundreds or thousands of biomarkers, such as with fixed arrays, data analysis could be quite complicated and time consuming.

Our proprietary technology has several key differentiators, including (i) multiplexing from tens to thousands of biomarkers in a single sample, (ii) very low sample input requirements, (iii) simple, extraction-free sample preparation, which is effective with a wide variety of samples including formalin fixed paraffin-embedded (“FFPE”) tissue and liquid biopsies, (iv) automated workflow with sample-to-result turnaround times rivaling any current competitor, and (v) simplified data output. In addition, our HTG EdgeSeq assay technology, launched in 2014, generates a molecular profiling library for detection using NGS instrumentation. Among other things, NGS provides improved sensitivity and dynamic range for our HTG EdgeSeq assays. We believe these advantages position us to outperform most other now-available molecular profiling technologies, especially in certain sample types, such FFPE. While we continue to advance our technology, we are particularly focused on gaining market recognition and expanding our product offerings.

We currently have two primary sources of revenue: revenue from research use only (“RUO”) profiling for biopharmaceutical companies, academic research centers and molecular testing laboratories; and revenue from collaborative development services for companion diagnostic development programs for biopharmaceutical companies. RUO profiling revenue includes customer purchases of our HTG EdgeSeq instrument and integrated RUO assay kits, and the use of our HTG EdgeSeq instruments and RUO assay kits to process samples on the customer’s behalf in our VERI/O laboratory. Collaborative development services revenue relates to services performed primarily for biopharmaceutical companies pursuant to our Master Assay Development, Commercialization and Manufacturing Agreement (the “Governing Agreement”) with QIAGEN Manchester Limited (“QML”), a wholly owned subsidiary of QIAGEN N.V. Under the Governing Agreement, whereby our HTG EdgeSeq proprietary technology is utilized to develop, seek regulatory approval for and commercialize clinical diagnostic assays for biopharmaceutical drug candidates and corresponding therapeutics.

Our assay offerings that are currently sold for research use only include the following:

•	HTG EdgeSeq Oncology Biomarker Panel;
•	HTG EdgeSeq Immuno-Oncology Assay;
•	HTG EdgeSeq DLBCL Cell of Origin Assay;
•	HTG EdgeSeq PATH Assay;
•	HTG EdgeSeq miRNA Whole-Transcriptome Assay; and
•	HTG EdgeSeq EGFR, KRAS and BRAF Mutation Assay (VERI/O lab service offering exclusively).

In addition, we have obtained CE-marking for two of our assay offerings in Europe, making the following assay products available for diagnostic use in Europe:

•	HTG EdgeSeq ALKPlus Assay EU; and
•	HTG EdgeSeq DBLCL Cell of Origin Assay EU.

We continue work on our pre-market approval (“PMA”) submission for our HTG EdgeSeq ALKPlus Assay in the United States. We also have a focused development pipeline of new profiling products, which includes planned panels for translational research, drug development, and molecular diagnostics with initial focus in immuno-oncology. Our HTG EdgeSeq EGFR, KRAS and BRAF Mutation Assay is our first commercially available application based on the next generation of our HTG EdgeSeq chemistry.

Our HTG EdgeSeq assays are automated on our HTG EdgeSeq platform, which may also be referred to as an “instrument” or “processor” and which, together with the assay, is a fully integrated system.

Customers can obtain the advantages of our proprietary technology by engaging our VERI/O laboratory for pre-clinical and clinical research-related services, including drug development and translational research. Our services include processing samples for molecular profiling data and designing custom research or investigational profiling assays. We also perform collaborative development services for biopharmaceutical company customers, primarily through the Governing Agreement with QML.

We believe the value propositions of our products and services are gaining significant recognition. In 2016, we entered into an RUO services agreement with Bristol-Myers Squibb Company (“BMS”) and a collaborative development services agreement with Merck KGaA, Darmstadt, Germany (“Merck KGaA”). In June 2017, we entered into our first statement of work (“SOW One”) under the Governing Agreement relating to a companion diagnostic program for a biopharmaceutical partner, and subsequently entered into two additional statements of work in October 2017 (“SOW Two”) and January 2018 (“SOW Three”), relating to companion diagnostic programs for two additional biopharmaceutical company customers. In December 2017, we entered into a separate RUO services agreement for development and manufacturing of RUO assays supporting biomarker research programs with Merck KGaA. These programs represent just a few of the over 30 individual project programs with biopharmaceutical companies employing our proprietary technology in their clinical research and drug development programs as of December 31, 2017.

As we navigate product-related regulatory requirements to launch additional molecular diagnostic products, initially in Europe and then in the United States, we expect our RUO products and services will continue to drive market recognition and technology adoption. Further, we believe that strategically positioning our proprietary technology, products and services in drug or other clinical development programs will drive a future, ongoing portfolio of molecular diagnostic products, including companion diagnostic products.

Our Strategy

Our objective is to establish the HTG solutions as the standard in molecular profiling, and to make their benefits accessible to all molecular labs from research to the clinic. The key components of our strategy are:

•

Focus on immuno-oncology based molecular profiling. We plan to develop novel RNA-based gene classifiers to help biopharmaceutical companies and leading translational medicine researchers better understand and predict durable response to immune checkpoint inhibitor drug candidates, such as anti-PD-L1 therapeutics, in mono- and combination therapies. We also plan to develop novel DNA profiling tests (using RNA surrogate assays) that can provide information about mutation load and microsatellite instability, which are genetics factors believed to be associated with response to immune checkpoint inhibitor therapies.

•

Increase and strengthen companion diagnostics collaborations with biopharmaceutical companies. We believe collaborations with biopharmaceutical companies with late-stage drug development programs will lead to us generating companion diagnostic consumables revenue. As of December 31, 2017, we had 37 active development programs across 9 leading biopharmaceutical companies which are incorporating companion diagnostics in their drug development programs. Through our Governing Agreement with QML, we have initiated companion diagnostic collaborative development services for three biopharmaceutical company programs to date, in addition to our existing arrangement with Merck KGaA from 2016. We intend to continue to leverage our VERI/O laboratory services business to enable nimble response to emerging biopharmaceutical molecular profiling requirements.

•

Increase our market adoption by leveraging the advantages of our technology, including low sample input and high sensitivity. We plan to promote global adoption of our proprietary technology in molecular labs, biopharmaceutical companies and major translational research centers by demonstrating the key differentiating aspects of our chemistry and platforms, such as small sample utilization, multiplexing and high sensitivity. These advantages result in cost, time and ease of use benefits for our customers. To facilitate adoption, our VERI/O service laboratory, supports customers who desire additional laboratory capacity, assay design services, and/or to access our service-only content offerings. We also continue to offer our HTG EdgeSeq system and reagents to customers who want to bring our technology in-house.

•

Establish our systems workflow as the best solution for clinical sequencing. We intend to continue to establish our technology as the best sample and library preparation method for clinical applications with next generation sequencers. We believe our differentiated HTG EdgeSeq chemistry will accelerate adoption by leveraging the large and growing installed base of next generation sequencers. We are engaged with industry and corporate partners including Illumina, Life Technologies Corporation and QML, to position our HTG EdgeSeq products as the benchmark for workflow in targeted sequencing applications.

•

Develop new molecular diagnostic panels with high medical utility. Our HTG EdgeSeq platform was developed with features that we believe will enable local molecular labs to routinely test targeted RNA expression, including expressed gene mutations, such as ALK gene rearrangements using our HTG EdgeSeq ALKPlus Assay, all from extremely small samples, such as a single five-micron section of FFPE tissue. We plan to develop future molecular diagnostic assays in conformance with existing reimbursement codes to facilitate our clinical customers’ billings. We also plan to work in the major European medical centers to develop and validate certain solid tumor classifiers and lower cost alternatives for breast and prostate cancer testing.

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

We estimate that the global cancer profiling market was approximately $30.0 billion in 2017. Based on published industry reports, this market is projected to achieve a value of $87.1 billion by 2023, with a compound annual growth rate of approximately 19.0% between 2017 and 2023. According to these reports, the increase in demand for cancer and tumor profiling products is mainly driven by an increasing number of new cancer cases in an aging population, rising utility of biomarkers in tumor profiling, rising availability of funding for cancer research and increasing demand for next generation sequencing for cancer profiling. Our initial diagnostic products target the pathology related diagnostic markets where we can transition existing testing methods to NGS-based workflows. The companion diagnostic market is currently estimated at $2.6 billion and growing approximately 20% annually. We believe that the acceleration of investment into immunotherapy drugs will also be a catalyst for future companion diagnostics for combination therapies where gene expression classification is expected to be important.

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

The evolution of molecular profiling has also taken shape over the last decade in non-small cell lung cancer (“NSCLC”). NSCLC patients were first profiled for EGFR gene mutations to select patients most likely to respond to the drug erlotinib. Next came testing for ALK gene rearrangements as an indicator of response to the drug crizotinib. Now, additional mutations and rearrangements such as ROS1, RET, HER2, KRAS and MET, have been integrated into the NCCN guidelines for the treatment of lung cancer and are used to guide patient treatments.

Similar trends are unfolding in other diseases such as thyroid cancer, colon cancer, and melanoma. These trends are fueling rapid growth of new molecular profiling offerings, technologies and industry business models to support the demand. The fastest growing segment of the molecular diagnostics market, a subset of the global cancer profiling market, is clinical testing in oncology. As oncologists rapidly integrate this new level of molecular profiling information into patient management strategies, a growing number of highly specialized central laboratories now offer tests that address specific clinical questions. The trend towards highly multiplexed profiling is not limited to oncology; other examples of expanding demand include prenatal, neonatal, inherited disease, and organ transplant and rejection profiling.

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

While the primary objective of these drug-development efforts is to improve therapeutic response rates, third-party payor pressures to lower patient treatment costs also plays a significant role. As a result, most biopharmaceutical companies develop biomarker strategies to increase the rate of patient response to new drugs in development. Typically, studies will focus on a variety of biological profiling markers that include RNA or protein expression levels, and/or presence or absence of DNA mutations (such as gene fusions and rearrangements), which can be detected in genomic DNA or expressed RNA or protein. Currently, it is estimated that there are over 2,000 clinical trials underway in oncology, and that the clear majority of drug developers believe personalized and targeted therapy development is important to the future success of drug development.

When a molecular biomarker panel is used for selection of patients in a Phase 2 or Phase 3 clinical trial to demonstrate safety and efficacy of a new drug, the drug and biomarker test are often submitted to the applicable regulatory agency for approval together. In the United States, upon U.S. Food and Drug Administration (“FDA”) approval of the biomarker test, or companion diagnostic, the patient must be tested with the companion diagnostic prior to treatment with the drug. Companion diagnostic tests have a clear clinical utility which generally supports favorable reimbursement decisions. We believe there are over 900 active oncology drug development programs, most of which have molecular biomarker strategies, creating a significant opportunity for molecular diagnostic companies with the right molecular profiling solutions.

Complexities and Challenges of Molecular Profiling Today

Currently, molecular profiling typically is conducted in the clinical setting using a variety of profiling techniques and instrumentation platforms across multiple laboratory departments, and, in many situations, sent to distant labs. These techniques include immunohistochemistry (“IHC”) fluorescent in situ hybridization (“FISH”) polymerase chain reaction (“PCR”) gene expression arrays (“GEA”) and NGS. This distributed profiling approach has accelerated the use of molecular profiling and increased the need to make the process more accessible and routine. However, molecular profiling is also highly specialized because current technologies are complex, require multiple capital-intensive workflows, and are not economically scalable to the case volume of the local laboratory. The fragmentation of methods, sample logistics and information flow has created significant challenges for labs, physicians and patients as discussed below.

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

Most commonly, in the past and continuing today, very thin slices of tissue from FFPE blocks, typically four to six microns in thickness, are affixed to glass slides for testing. Then, a histological stain called an H&E (for the combination of hematoxylin and eosin) is used to differentially mark cellular structures, making it simple for a pathologist to examine the patterns of the normal and diseased tissue under a microscope. IHC stains are also often performed on FFPE tissue slides to aid diagnosis, prognosis or help guide therapy selection, with each IHC stain consuming two slides, one for the stain, and the other for a negative control. Historically, five to ten slides in total were consumed in the complete diagnostic workup for each tumor. With the advent of new molecular techniques there are additional demands for tissue, and most molecular tests on the market today require much more than a single slide. In many clinical situations, there simply is not enough collected tissue to meet all the profiling requirements. The growing number of specialized tumor-profiling tests, and their appetite for FFPE tissue or other sample material, is in direct conflict with the trend towards smaller, less-invasive testing approaches.

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

Further, the increase in number of technologies for sample characterization and fragmentation of the testing workflows can also create challenges in putting all the results together in a timely, complete profiling report. This level of data integration is critical for the treating physicians to assure they have the complete molecular assessment prior to consultation with the patient. Without a complete molecular assessment, there is limited ability to discuss the diagnosis, prognosis and treatment options. Overall, we believe the critical relationship between the local pathologist and treating physician has been fractured as many tests results are now sent directly to the treating physician from these specialized and centralized Clinical Laboratory Improvement Amendments (“CLIA”) laboratories. We believe the pathologist is critical to aggregating the diagnostic, prognostic and predictive information in a single patient molecular profile that can be utilized by the treating physician for therapeutic decisions.

Our Solution

We develop and sell assays, automation platforms and services based on a proprietary technology that provides precise, efficient molecular profiling of samples for clinical and research purposes. Our proprietary products and services are designed to work with many different biological sample types, can generate robust results from very small samples, and obviate the need for many of the sample-preparation steps associated with traditional molecular profiling techniques. Our platforms and assays enable the simultaneous detection and quantitation of tens, hundreds or thousands of molecular targets and are capable, now or in the future, of profiling multiple parameters such as RNA expression levels, RNA-expressed gene fusions and insertions and DNA mutations in a single testing workflow that can use NGS detection for quantitative measurement.

We manufacture the consumables utilized with our platforms specifically for our platforms and believe these consumables cannot be obtained from other sources. At the core of our solution is our proprietary chemistry called quantitative nuclease protection (“qNPA”). Our qNPA-based chemistries provide an extremely efficient method for analyzing DNA and RNA as it eliminates the need for DNA or RNA extraction or reverse transcription. We designed and developed our HTG automation platforms to optimize the capabilities of our chemistries, provide fast turnaround time and enable ease of use to molecular labs. Our chemistries and automation platforms are highly adaptable, so when molecular profiling needs change or emerge, we expect to be able to efficiently add new applications to address these needs.

The HTG systems provide data in a simple easy to use format. The entire workflow for both systems from sample preparation to a molecular profiling report can be accomplished in as few as 36 hours.

We believe most customers in our target markets would prefer to maintain control of their samples and perform the profiling internally but are challenged by limitations in available technologies. We believe we are well positioned to democratize molecular profiling with the following key benefits:

•

Optimize sample utilization. The HTG systems can analyze as many as 2,500 genes from extremely small sample volumes such as a single five-micron section of tissue or 15 microliters of plasma or serum. Our technology allows customers to do more with less, which meets the needs of clinical or pre-clinical laboratories where today there is often not enough patient sample to do all the testing available or desired. We believe providing customers the ability to work with extremely small sample will be a significant driver of adoption of our technology and systems.

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

•

Flexible and adaptable chemistry allows for use in multiple applications. We believe our proprietary chemistry provides the ability to measure a variety of molecular targets in many necessary applications, including RNA expression levels, expressed RNA gene rearrangements (such as gene fusions and insertions), and DNA point mutations, and offers the ability to quantify these applications on a variety of NGS platforms. This flexibility provides customers the ability to optimize their use of our technologies based on their specific throughput, workflow and application needs. Our proprietary chemistry is comparatively simple, with fewer steps than competing technologies. For example, compared to RT-quantitative PCR (“qPCR”) our chemistry does not require extraction or cDNA synthesis. Compared to traditional RNA sequencing, our chemistry does not require extraction, cDNA synthesis, shearing, rRNA depletion, ligation, adenylation, or size selection. We believe that the elimination of these steps helps prevent biases associated with these steps, sample degradation and increased opportunities for technician error.

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

•

Automation provides superior workflow and ease of use. Our technologies are designed with fewer workflow steps in part due to the elimination of the need for complex sample-preparation processes such as extraction, cDNA synthesis, labeling, selection, depletion and shearing. This enables customers to limit hands-on time and the need for specialized skills, resulting in turnaround times of approximately 36 hours. Additionally, our HTG EdgeSeq system further integrates sample preparation for targeted sequencing and greatly simplifies the data bioinformatics, so customers looking to leverage their NGS instrument can seamlessly add this capability to their current workflows.

•

Simplified bioinformatics. Our software provides data in a simple and easy to use format through a simple graphical user interface (“GUI”) that is flexible enough for researchers yet structured enough for clinical laboratories. The HTG EdgeSeq parser software, which processes the data from the NGS platform, is modular so that new applications can be downloaded without any changes to hardware. We believe the simplicity of our bioinformatics solution will help drive the adoption of our platform.

Our Technology

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

Key Advantages of our HTG EdgeSeq Chemistry

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

•

Short protection probes. Many samples contain RNA degraded by various combinations of heat, age, poor processing, and fixation. In these samples, the RNA is damaged and fragmented into smaller strands. Utilizing short protection probes of 50 bases or less, we believe our proprietary chemistry is more efficient than competitive technologies that require longer strands of RNA for quantitation.

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

HTG Instrument Platform

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

The HTG EdgeSeq platform (shown above) consists of a processor, a host computer and integrated software. The processor is a fully automated instrument that prepares biological samples for quantitation using proprietary, electronically barcoded, single-use consumables. The processor has barcode scanner units to process the two-dimensional barcodes printed on the consumables loaded into the instrument. The barcoded consumables are single-use in order to reduce operator errors and provide chain of custody traceability for the samples. The robotic systems within the instrument are engineered for reliable performance and low maintenance. The walking path of the robot is programmed to minimize any chance of contamination of the reagents or samples. One host computer supports up to six processors allowing laboratories to easily expand their capacity by adding processors.

Applications of our HTG EdgeSeq technology combine the HTG EdgeSeq processor with a NGS platform to enable the quantitative analysis of tens, hundreds or thousands of targeted RNAs in a single panel. The sample is prepared for quantitation on the processor, then labeled with molecular sequencing adaptors and tags. The labeled samples are concentrated, pooled, and sequenced on a NGS platform using standard protocols. Data from the NGS instrument are processed and reported by the parser software included with the system. HTG EdgeSeq assays currently are available to process sample batches ranging from eight to 96.

In addition to direct sales of our systems, we utilize several alternative arrangements to sell our systems. Our platform can be purchased directly by our customers, who also then purchase HTG EdgeSeq assays and other consumables from us on an as-needed basis. In some instances, we provide our instruments free of charge on a limited basis to facilitate customer evaluation. We also may choose to install instruments for our customers at no cost, in exchange for an agreement to purchase assays and other consumables from us at a stated price over the term of the agreement, or allow customers to rent our instrument for a monthly fee. As of

December 31, 2017, we had an installed base of 44 instruments (consisting of 31 systems sold, two covered under reagent rental agreements, six evaluation units and five systems with key opinion leaders) and an additional three instruments installed at third party sites in support of companion diagnostic collaboration projects.

Current Commercial Panels Offered on the HTG EdgeSeq Platform

We currently market proprietary molecular profiling panels targeting late stage drug development programs with potential breakthrough therapies, such as immuno-oncology. We market these panels to biopharmaceutical companies, with which we collaborate in biomarker development programs. We believe these programs could facilitate our commercialization of companion diagnostic tests. In addition, our panels are used in pre-clinical and clinical research areas, which, we also believe, will facilitate our commercialization of diagnostic tests, including tumor classifiers and prognostic tests. Our currently marketed panels are:

•

HTG EdgeSeq Oncology Biomarker Panel. This RNA expression panel measures the expression of up to 2,560 genes implicated in cancer for profiling tumor tissues, analyzing cancer pathways and identifying new biomarkers across both solid tumors and hematolymphoid neoplasms. We worked with key opinion leaders to identify the genes in this panel, which we believe is a comprehensive list of genes targeting known signaling pathways and receptor gene families implicated in cancer. Representative genes in this panel include EGFR, HER2, HER3, HER4, PD-1 and FGFR. When paired with our HTG EdgeSeq miRNA Whole-Transcriptome Assay (below), we provide customers with a comprehensive solution for profiling their large sample archives for novel expression signatures.

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

•

HTG EdgeSeq DLBCL Cell of Origin Assay. DLBCL tumors are frequently classified into either the activated B-cell like (“ABC”) or germinal center B-cell like (“GCB”) sub-types by measuring the molecular profile of the tumor. These two subtypes display different clinical pathologies, as patients with the GCB subtype of DLBCL tend to respond differently than those of the ABC sub-type. With many of the large number of new DLBCL-targeting drugs appearing to have greater efficacy in one of the sub-types, a need for a reliable, FFPE-based cell of origin classification assay has emerged. The HTG EdgeSeq DLBCL Cell of Origin Assay is being utilized in numerous late-stage drug programs to stratify these patients.

•

HTG EdgeSeq PATH Assay. The HTG EdgeSeq PATH Assay has been designed for retrospective gene expression profiling (“GEP”) to compliment traditional immunohistochemistry (“IHC”) testing by allowing investigators to assess mRNA expression of 470 targets when tissue availability is limited. The assay enables a wide variety of applications, including pre-screening of samples to guide subsequent testing and development of novel gene signatures.

•

HTG EdgeSeq miRNA Whole-Transcriptome Assay. Human microRNAs are short non-coding strands of RNA that are believed to be used by the cell for gene regulation. The HTG EdgeSeq miRNA Whole-Transcriptome Assay enables the simultaneous profiling of 2,083 microRNAs, allowing new, potentially clinically relevant miRNA profiles to be discovered. Our ability to efficiently profile small FFPE samples is a significant differentiator in the rapidly growing microRNA market.

•

HTG EdgeSeq DLBCL Cell of Origin Assay EU. The HTG EdgeSeq DLBCL Cell of Origin Assay EU is an in vitro diagnostic (“IVD”) assay that uses GEP to determine the cell of origin (“COO”) subtype of DLBCL tumors from FFPE tissue section. The gene expression data are assessed by a classification algorithm and the tumor samples are determined to be of the ABC, GCB or unclassified subtype. This product has obtained CE-marking in Europe where it is available for diagnostic use. It is not for sale in North America.

•

HTG EdgeSeq ALKPlus Assay EU. The HTG EdgeSeq ALKPlus Assay EU is an IVD NGS-based assay sold in the EU intended to measure and analyze mRNA ALK gene fusion events in FFPE lung tumor specimens from patients previously diagnosed with NSCLC. This product has also obtained CE-marking in Europe where it is available for diagnostic use. It is not for sale in North America.

•

HTG EdgeSeq EGFR, KRAS and BRAF Mutation Assay (VERI/O lab service offering exclusively). The HTG EdgeSeq EGFR, KRAS, and BRAF Mutation Assay is an RUO assay currently available exclusively as a VERI/O laboratory service and detects 23 mutations in EGFR, KRAS and BRAF from a 5 µm section of FFPE tissue. Retrospective analysis of the tumor’s mutational status may help researchers understand the tumor response to targeted therapy. This assay is extraction-free and can be used with small samples such as a needle core biopsy.

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

We are currently developing our HTG EdgeSeq ALKPlus Assay (“ALKPlus Assay”) as our first clinical diagnostic test for the U.S. market. This test panel is in clinical study phase and three of the four PMA modules have been submitted to the FDA. We completed the CE marking of the HTG EdgeSeq ALKPlus Assay EU in Europe in March 2017, and currently expect to obtain FDA pre-market approval for the ALKPlus Assay in mid-2018 though prioritization of other diagnostic programs for customers may cause this expected timeline to be adjusted. The intended use for the ALKPlus Assay, if approved by the FDA, will be as a companion diagnostic for crizotinib therapy for ALK positive NSCLC cases. Information on the ROS1, RET, NTRK1 and HER2 gene rearrangements included in the ALKPlus Assay panel will be provided with RUO status. After obtaining the appropriate exemption(s), we believe the ROS1, RET, NTRK1 and HER2 gene rearrangements detected with the ALKPlus Assay could also be used for investigational use only (“IUO”) for certain late-stage drug development trials, and, as appropriate, receive FDA approval in the future.

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

We are leveraging our platform to develop comprehensive molecular profiling panels across an increasing set of molecular applications, with initial focus in immuno-oncology and next generation pathology. In conjunction with our biopharmaceutical collaborators, we plan to develop novel RNA-based gene panels and possibly classifiers that can provide information about inflammation signatures and the molecular classification of tumors. Separately, we also plan to develop novel RNA-based gene panels designed for expanded applications in immune health monitoring and prescreening, detection of hyper-progression and predicting patient response to combination therapies. We believe that we will need to develop, refine and implement new panel protocols and make changes or adjustments to our chemistry and software to optimize these planned applications and panels for use with our HTG EdgeSeq system. We expect this to require substantial effort from our research scientists and the use of various laboratory equipment, supplies and materials, which together represent the most significant costs that we expect to incur in connection with the development of these applications and profiling panels.

Serving the decentralized markets with Project JANUS

In addition to continued menu expansion for clinical diagnostic products we have begun the development of our next generation instrument targeting the lower throughput clinical market. We refer to this development program as Project JANUS. We believe the lower throughput clinical market will potentially increase our addressable market for instrument sales from hundreds to thousands of labs. The molecular testing market is served by a mix of centralized reference laboratories, comprehensive cancer centers, and decentralized regional hospital laboratories. Volumes of particular case types and downstream testing needs for solid tumors are somewhat unpredictable for these providers. We believe Project JANUS is well suited for managing low, medium, and surge testing volumes; thus, assisting our customers with this unpredictable aspect of their businesses. We anticipate testing panels for Project JANUS to include mutations, fusions, expression classifiers and a molecular surrogate for IHC. Our approach is to serve centralized markets with the HTG EdgeSeq system and expand to the decentralized market with Project JANUS. We believe our current HTG EdgeSeq system has the throughput capabilities that match the needs of the centralized market. Project JANUS is our planned approach to expand our addressable market to the lower sample throughput labs and further decentralize the market. Due to various research and development priorities, Project JANUS development efforts were put on hold during the third quarter of 2016. We intend to resume development efforts in accordance with development prioritization.

Research and Development

We have committed, and expect to commit, significant resources to developing new technologies and products, improving product performance and reliability and reducing costs. We have assembled an experienced research and development team with the scientific, engineering, software and process talent that we believe is required to successfully grow our business. As of December 31, 2017, our research and development team consisted of 30 employees across the disciplines of research and development scientist, platform development and bioinformatics.

Our development team is responsible for clinical assay development services being performed for biopharmaceutical company customers in accordance with our Governing Agreement with QML. We believe these programs have the potential to generate future revenue through the sale of HTG EdgeSeq instruments and test kit annuities associated with a successfully approved clinical diagnostic as the related drug gains adoption. Our research efforts are currently focused on the expansion of our technology into new immune-oncology applications as well as other applications in solid and liquid biopsies, while working to continuously improve assay performance and probe design.

Sales and Marketing

We distribute our instruments and consumables via direct sales in the United States and Europe and also through distributors in parts of Europe and other countries. As of December 31, 2017, our U.S. sales and marketing organization consisted of 23 employees including 12 in direct sales or sales management, five in sales support and six in marketing. In addition to our direct sales team in the United States, as of December 31, 2017, we had five direct sales and support employees in Europe and distribution agreements in several additional countries. This sales model provides us with direct sales coverage in the United Kingdom, France, Germany, Switzerland, Belgium and the Nordic countries, with distributors in Spain, Portugal, Italy and Israel.

Our sales and marketing efforts target biopharmaceutical companies, clinical research centers and clinical diagnostic labs focused on sample profiling for translational research, biomarker/companion assay development and lab-developed diagnostic testing. We intend to promote adoption of our HTG EdgeSeq system, sample profiling panels and future molecular diagnostic assays upon marketing clearance or approval by the FDA, by expanding our U.S. sales force, building a greater direct sales presence in Europe, expanding international distribution and continuing to collaborate with key opinion leaders to validate our platform and to influence utilization of our products.

Our top two customers accounted for 54% and 8% of our revenue for the year ended December 31, 2017, compared with 29% and 12% for the year ended December 31, 2016. QML was our largest customer for the year ended December 31, 2017 with approximately $7.9 million of collaborative development services revenue recognized for work performed for two precision diagnostic programs under our Governing Agreement.

Manufacturing and Suppliers

We primarily perform manufacturing and final acceptance testing in house. External resources are leveraged for their specific expertise in either producing components for our HTG EdgeSeq instrument and raw materials for our consumables in accordance with our designs, or based on their catalog products which are utilized as is within our designs. We manufacture HTG EdgeSeq instruments and reagent kits at our Tucson, Arizona facility, which has been certified to ISO 13485:2003 standards. We believe that our existing manufacturing capacity is sufficient to meet our needs at least for the next several years.

Instruments

We assemble our HTG EdgeSeq instruments at our Tucson, Arizona facility. We have qualified an alternative third-party manufacturer for our instruments and we believe additional instrument manufacturing alternatives would be available if necessary. Instrument component vendors are qualified and reviewed regularly to ensure that manufacturing standards are met and maintained. We award contracts for estimated annual quantities of components and, considering the replenishment lead times of our vendors, take delivery of batches covering approximately one month of demand at a time.

Consumables

We assemble our HTG EdgeSeq consumables at our Tucson, Arizona facility. Raw material vendors are selected using precise standards, and are reviewed regularly for compliance with our specific quality requirements. We purchase raw material stock in quantities that often exceed projected annual demand. We complete batches of finished goods approximating quarterly demand and supervise inventory on a minimum/maximum basis to ensure that we are replenishing our finished goods and raw material ahead of demand.

Segment and Geographic Information

Financial information about segments and geographic information is incorporated herein by reference to Note 1, Description of Business, to our financial statements included in Part II in this Annual Report on Form 10-K.

Competition

We have categorized known competition into:

•

Other molecular platform offerings such as PCR-based technologies, microarrays and next generation sequencers from companies such as Agilent Technologies, Inc., ArcherDx, Inc., BioRad Laboratories, Fluidigm Corporation, Genomic Health, Roche Diagnostics, a division of the Roche Group of companies, entities owned and controlled by QIAGEN N.V., Illumina, Inc., Abbott Molecular, Luminex Corporation, Affymetrix, Inc., NanoString Technologies, Inc. and Thermo Fisher Scientific, Inc.;

•

Centralized CLIA labs offering molecular profiling and gene expression tests as laboratory-developed tests (“LDTs”) such as Foundation Medicine, Inc., Trovagene, Inc., Guardant Health, Inc. and Genomic Health, Inc.;

•	Decentralized CLIA labs developing LDTs locally such as major cancer centers.

We believe that the principal competitive factors in all of our target markets include:

•	cost of capital equipment;
•	cost of consumables and supplies;
•	reputation among customers;
•	innovation in product offerings;
•	flexibility and ease-of-use;
•	accuracy and reproducibility of results; and
•	compatibility with existing laboratory processes, tools and methods.

We believe that additional competitive factors specific to the diagnostics market include:

•	breadth of clinical decisions that can be influenced by information generated by tests;
•	volume, quality, and strength of clinical and analytical validation data;
•	availability of coverage and adequate reimbursement for testing services; and
•	economic benefit accrued to customers based on testing services enabled by product.

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

Intellectual Property

Our success depends in part on our ability to develop and maintain intellectual property rights relating to key aspects of the technology employed in our HTG EdgeSeq platform and assays, maintain any strategic licenses to use intellectual property owned by third parties, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and other proprietary rights of third parties. We rely upon certain patents, registered and common law trademarks, trade secrets, know-how, invention and patent assignment agreements and continuing technological innovation to develop and maintain our competitive position. We intend to aggressively protect, defend and extend the intellectual property rights in our technology.

Patents and Patent Applications

As of December 31, 2017, our patent portfolio included 13 patent families that, collectively, consisted of 11 issued U.S. patents, 34 granted foreign patents (variously in Australia, Canada, China, Japan, France, Germany, Italy, Spain, and United Kingdom), and 22 patent applications pending in the United States and foreign jurisdictions. This portfolio is directed to our nuclease-protection-based technologies, other nucleic-acid detection methods, and to methods for subtyping lung cancer and DLBCL and distinguishing indeterminate nevi from melanoma. Our patent portfolio will help us maintain an exclusive position in key areas of our business, including targeted nuclease-protection based sequencing, and DLBCL cell-of-origin applications of our technology. In addition, this portfolio may provide out‑licensing opportunities, such as, for methods of detecting melanoma or subtyping lung cancer. There were 10 granted patents, including one U.S. patent, directed to our novel HTG EdgeSeq methods in the portfolio as of December 31, 2017. The HTG EdgeSeq method patents will expire in April 2032. The portfolio also included two Patent Cooperation Treaty (PCT) applications as of December 31, 2017, one for our direct-target sequencing (V2) HTG EdgeSeq methods and one for our DLBCL subtyping methods.

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

Agreements with Third Parties

Asset Purchase Agreement with NuvoGen Research, LLC

We entered an asset purchase agreement dated January 9, 2001, as amended in November 2003, September 2004, November 2012 and February 2014, with NuvoGen Research, LLC (“NuvoGen”) to acquire certain intellectual property from NuvoGen. The acquired technology generally relates to our former array-based nuclease protection panels. Pursuant to the terms of the agreement, in exchange for the acquired technology, we initially paid NuvoGen 5,587 shares of our common stock, fixed payments of $740,000 over the first two years of the agreement and, thereafter, agreed to pay NuvoGen the greater of $400,000 per year or 6% of our annual revenue, until the total aggregate cash compensation paid to NuvoGen under the agreement equals $15,000,000. Pursuant to the latest amendment to the agreement, we paid NuvoGen annual fixed fees of $800,000 and $543,750, in quarterly installments, for the years ended December 31, 2017 and 2016, respectively. Although the amendment allowed for the deferral of any accrued revenue-based payments through December 31, 2017, no revenue-based payments were deferred, and revenue-based payments of $85,574 and $0 were payable as of December 31, 2017 and 2016, respectively, for the amount by which 6% of revenue exceeded the applicable fixed fee. Beginning in 2018, we are obligated to pay the greater of $400,000 or 6% of sales. As of that date and continuing until the remaining obligation has been paid in full, interest on the remaining unpaid obligation will accrue and compound annually at a rate of 2.5% per year. Accrued interest on this unpaid obligation is payable on the date that the remaining obligation is paid in full.

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

Loan and Security Agreement with Oxford Finance, LLC and Silicon Valley Bank

On August 22, 2014, we entered a Loan and Security Agreement (the “Growth Term Loan”) with Oxford Finance LLC (“Oxford”) as collateral agent (the “Agent”) and a lender and Silicon Valley Bank, as a lender (“SVB” and together with Oxford, the “Lenders”) providing for up to two separate term loans in an aggregate principal amount of $16.0 million.

We borrowed the initial term loan in the principal amount of $11.0 million (“Growth Term Loan A”) on August 22, 2014. Growth Term Loan A bears interest at a fixed rate of 8.50% per annum. On or prior to June 30, 2015, the Loan Agreement allowed us to borrow one additional term loan (“Growth Term Loan B”) for up to $5.0 million, subject to the satisfaction of certain borrowing conditions. We received Growth Term Loan A proceeds, net of a $320,000 original issue discount, with a requirement to pay a final payment of 3.75% of the total amount borrowed.

In August 2015, the Company and its lenders amended the Growth Term Loan to extend the availability of Growth Term Loan B until March 31, 2016. Pursuant to such amendment, we made monthly interest-only payments until April 1, 2016. Following the interest-only payment period, equal monthly payments consisting of principal and interest amortized over the remaining term of the loan through the September 1, 2018 maturity date are due. The amendment also increased the final fee payment percentage to 4.75%. In February 2016, the Company notified its lenders, pursuant to the requirements of the amendment to the Growth Term Loan, of its intention to draw the remaining $5.0 million available under Growth Term Loan B. This additional principal will be repaid evenly over the course of 30 months beginning April 1, 2016 and bears interest at a fixed rate of 8.75%. The final fee premium relating to Growth Term Loan B of $237,500 is being amortized to interest expense, using the effective interest method, over the term of Growth Term Loan B.

We may prepay all, but not less than all, of the loaned amount plus accrued and unpaid interest thereon through the prepayment date with 15 days’ notice to Oxford. In accordance with the August 2015 amendment, we will be obligated to pay a prepayment fee equal to 1% of the principal amount repaid if the loan is repaid prior to the September 1, 2018 maturity date. We are not entitled to reborrow any amounts of principal once such principal has been repaid. The agreement was again amended in June 2016 to modify the definitions of permitted indebtedness and permitted liens to provide for an increased maximum amount of permitted indebtedness, authorize a new category of permitted indebtedness and authorize a new category of permitted liens.

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

We granted the Agent a security interest in our personal property to secure our obligations under the Growth Term Loan. The security interest does not extend to patents, trademarks and other intellectual property rights (except for rights to payment related to the sale, licensing or disposition of such intellectual property rights) or certain other specified property. If we default under our Growth Term Loan, our lenders could foreclose on our assets, including substantially all of our cash, which is held in accounts with our lenders.

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

Warrants granted to each of the Lenders in connection with Growth Term Loan A are exercisable until August 22, 2024 and were automatically converted to warrants for common stock upon completion of our initial public offering in May 2015. In connection with the funding of Growth Term Loan B, in March 2016, we issued Oxford an additional common stock warrant exercisable for 45,307 shares of common stock at an exercise price of $2.759 per share, and the warrant previously issued to SVB automatically became exercisable for an additional 5,317 shares of common stock at an exercise price of $23.51 per share in accordance with the Growth Term Loan.

Development and Component Supply Agreement with Illumina, Inc.

In June 2017, we entered into an Amended and Restated Development and Component Supply Agreement with Illumina, Inc. (“Illumina”), effective May 31, 2017 (the “Restated Agreement”), which amended and restated our IVD Test Development and Component Supply Agreement originally entered into with Illumina in October 2014 (the “Original Agreement”). The Restated Agreement provides for the development and worldwide commercialization by the Company of nuclease-protection-based RNA or DNA profiling tests (“IVD test kits”) for use with Illumina’s MiSeqDx sequencer in the field of diagnostic oncology testing in humans (the “Field”).

Under the Restated Agreement, the parties have agreed to continue activities under the first development plan which was entered into pursuant to the Original Agreement relating to our HTG EdgeSeq ALKPlus Assay. In addition, we may, at our discretion, submit additional development plans for IVD test kits in the Field to Illumina for its approval, not to be unreasonably withheld.

Under each development plan, Illumina will provide specified regulatory support and rights, and develop and deliver to us an executable version of custom software, which, when deployed on Illumina’s MiSeqDx sequencer, would enable sequencing by the end-user of the subject IVD test kit probe library. Illumina retains ownership of the custom software, subject to our right to use the custom software in connection with the commercialization of IVD test kits. In addition to fees paid in 2015 under the Original Agreement, we are required to pay Illumina up to $0.6 million in the aggregate upon achievement of specified regulatory milestones relating to the IVD test kits, though none of these regulatory milestones have been reached through December 31, 2017. We have also agreed to pay Illumina a single digit percentage royalty on net sales of any IVD test kits that we commercialize pursuant to the Restated Agreement.

We submitted two additional development plans for IVD test kits to Illumina in the second and fourth quarters of 2017. Following receipt of the custom software module for the first of these test kits, we paid Illumina $50,000, which is included in our statements of operations for the year ended December 31, 2017. No payments were made to Illumina during the year ended December 31, 2016 under this agreement. Ongoing research and development costs for development plans under the Restated Agreement have been expensed as incurred.

Absent earlier termination, the Restated Agreement will expire in May 2027; however, Illumina is no longer obligated to notify us of changes in its products that may affect our IVD test kits after May 31, 2023. We may terminate the Restated Agreement at any time upon 90 days’ written notice and may terminate any development plan under the Restated Agreement upon 30 days’ prior written notice. Illumina may terminate the Restated Agreement upon 30 days’ prior written notice if we undergo certain changes of control, subject to a transition period of up to 12 months for then-ongoing development plans. Either party may terminate the Restated Agreement upon the other party’s material breach of the Restated Agreement that remains uncured for 30 days, or upon the other party’s bankruptcy.

Authorization, Supply and Regulatory Authorization Agreement with Life Technologies Corporation

In March 2016, we entered an Authorization, Supply and Regulation Authorization Agreement with Life Technologies Corporation (“LTC”) a wholly owned subsidiary of Thermo Fisher Scientific, Inc., for the development and worldwide commercialization by us of up to five RNA-based NGS panels (“HTG Assays”) for use with LTC’s sequencing instruments and components supplied to end‑users by LTC.

Pursuant to the agreement, we have agreed to obtain our requirements for certain components to be used in the development of HTG Assays from LTC. In March 2016, we purchased approximately $250,000 of LTC products and equipment in accordance with this agreement. LTC has agreed to provide support in our efforts to obtain regulatory approval of the HTG Assays. We are required to pay LTC a milestone payment in the mid-six figure dollar range upon certain regulatory achievements for each HTG Assay. In addition, we have agreed to pay LTC a single digit percentage royalty on net sales of HTG Assays that we commercialize pursuant to the agreement. No milestone or royalty payments have been accrued or made pursuant to this agreement as of December 31, 2017.

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

Bristol-Myers Squibb Company Agreement

In May 2016, we entered into a Collaboration Agreement with BMS for the development of custom RUO assays for BMS based on our HTG EdgeSeq technology. Following development of each custom RUO assay, at BMS’s request, we may also perform sample processing services using such custom RUO assay(s) and/or supply the custom RUO assay(s) to BMS or its third-party subcontractors.

Additional development related to immuno-oncology research may be undertaken pursuant to the Collaboration Agreement in accordance with a mutually acceptable work plan, which is incorporated by written amendment.

BMS paid an initial non-refundable, non-creditable program set-up fee, and has agreed to pay an annual non-refundable, non-creditable project management fee in quarterly installments, as well as a fee for each assay developed. Each such fee was or is in the low six-figure range. At BMS’s request, we will supply custom RUO assay kits and perform sample processing services.

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

Merck KGaA Agreements

Master CDx Agreement

In October 2016, we entered a Master CDx Agreement with Merck KGaA to serve as the basis for one or more project agreements to develop, seek regulatory approval for, and commercialize companion diagnostic assays for Merck KGaA drug candidates and corresponding therapeutics. Concurrently, we entered into a first project agreement under the agreement concerning our sequencing-based DLBCL cell of origin assay (“DLBCL Assay”) and Merck KGaA’s investigational drug, M7583 (the “Project”).

The Project has three stages aligned with timelines and outcomes of M7583 development. The timing of our development activities and payments may be affected by the M7583 development timing and activities which is controlled by Merck KGaA. During stages 1 and 2, we have agreed to perform specified DLBCL Assay development activities. In stage 3, we have agreed to seek to obtain applicable regulatory approvals on the DLBCL Assay and make it commercially available in the United States and certain other jurisdictions.

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

Merck KGaA may terminate the Project or any other project agreement by providing three months’ prior written notice, at which point Merck KGaA will be required to reimburse us for certain costs incurred during the termination period, and we will be required to reimburse Merck KGaA for any costs that have been prepaid without being incurred prior to termination. Further, either party may also terminate the agreement or a project agreement upon the other party’s material breach that remains uncured for 60 or 45 days, respectively, or upon the other party’s bankruptcy.

Master Collaboration Agreement

In December 2017, we entered into a Master Collaboration Agreement for translational research programs with Merck KGaA. The Master Collaboration Agreement complements the Master CDx Agreement with Merck KGaA and includes a statement of work with EMD Serono, the U.S. biopharmaceutical affiliate of Merck KGaA.

Under the first statement of work, we plan to develop and manufacture a custom profiling assay to support biomarker research for six indications within Merck KGaA’s drug development pipeline. The assay is expected to be kitted for use on HTG EdgeSeq instruments acquired by Merck KGaA and/or their contract research organization partners.

QIAGEN Agreements

Governing Agreement

In November 2016, we entered the Governing Agreement with QML. The Governing Agreement creates a framework for the companies to combine their technological and commercial strengths to offer biopharmaceutical companies a complete NGS-based solution for the development, manufacture and commercialization of companion diagnostic assays. Under the Governing Agreement, the parties jointly seek companion diagnostic programs with biopharmaceutical companies, QML enters into sponsor project agreements with interested biopharmaceutical companies for specified projects, and we and QML enter into statements of work, that set forth the rights and obligations of each party with respect to each project.

The parties’ relationship under the Governing Agreement is exclusive in the oncology field. Such exclusivity in the oncology field may be lost and become non-exclusive if certain performance targets are not met. Projects may be undertaken in non-oncology fields at each party’s discretion on a non-exclusive basis.

We and QML share net profits under each statement of work, at a percentage that primarily depends on which company’s intellectual property forms the basis for the particular assay under the applicable statement of work. Each statement of work provides additional financial terms for the corresponding project, which terms depend on the respective development and/or commercialization activities of the parties.

The Governing Agreement has a five-year term. However, either party may terminate the Governing Agreement upon (i) the other party’s uncured material breach, bankruptcy or insolvency, (ii) specified events affecting all statements of work, or (iii) a change of control by either party, except neither party will have such change of control termination right to the extent the Governing Agreement relates to SOW One, SOW Two or SOW Three (each defined below). In the event a party terminates the Governing Agreement for its own change of control, a $2.0 million termination payment will be payable to the non-terminating party.

Stock Purchase Agreement

Pursuant to a stock purchase agreement, entered concurrent with the Governing Agreement, QIAGEN North American Holdings, Inc. (“QNAH”) another wholly owned subsidiary of QIAGEN N.V., purchased 833,333 shares of our common stock on November 17, 2016 at $2.40 per share, for a total purchase price of $2.0 million. The purchase price for the shares of common stock purchased by QNAH on November 17, 2016 reflected the parties’ agreement as to the fair market value of the shares as of the closing. However, the portion of the purchase price per share that exceeded the most recently reported closing price of our common stock, or $175,000 in the aggregate, was attributed to the Governing Agreement and recorded as deferred revenue to be recognized on a straight-line basis over the Governing Agreement’s five-year term. No additional shares of our common stock were purchased by QNAH in the second tranche closing allowed for in this agreement and QNAH had no further obligation to purchase our common stock under the stock purchase agreement as of December 31, 2017.

Statement of Work No. One

In June 2017, we entered into the first statement of work (“SOW One”) under the Governing Agreement with QML. SOW One addresses the initial activities to be performed by us and QML in support of the development and potential commercialization of a NGS-based companion diagnostic assay that is the subject of a sponsor project agreement between QML and a biopharmaceutical company (“Pharma One”). The parties expect development activities for the assay to be the subject of more than one work plan under the sponsor project agreement and a corresponding number of statements of work under the Governing Agreement.

QML pays us a monthly fee for development work performed by us and our subcontractors. We also will share any net profits resulting from performance of the development work as determined pursuant to the Governing Agreement. Such profit sharing payment(s) is deemed to be fixed or determinable upon completion of SOW One deliverables, acceptance of corresponding deliverables by Pharma One, and the mutual agreement by QML and us on the calculation of net profit.

SOW One will expire when all activities and deliverables have been completed by the respective responsible party and all payments from QML to us have been delivered, including any required profit sharing, unless terminated earlier in accordance with the terms of the Governing Agreement.

Contemporaneous with entry into SOW One, the Governing Agreement was amended to provide that neither party may terminate SOW One or the Governing Agreement to the extent it relates to SOW One in the event of a change of control.

Statement of Work No. Two

In October 2017, we entered into SOW Two under the Governing Agreement with QML. SOW Two was made effective as of June 2, 2017 (“Onset Date”). SOW Two addresses development activities conducted by us and QML since the Onset Date and those expected to be further conducted by parties in connection with a sponsor project agreement between QML and BMS (the “BMS/QML SPA”).

The development work performed and expected to be performed by us and QML under SOW Two (“Initial Phase Work”) is expected to form the basis of a multi-stage project leading to the potential development and commercialization of a companion diagnostic assay in support of one or more of BMS’s therapeutic development and commercialization programs. SOW Two will expire upon completion of the Initial Phase Work and receipt by us of all amounts due for such work, which we believe will occur in mid-2018 barring any unexpected project delays. QML will pay us mid-single digit millions of dollars for the Initial Phase Work performed by us under SOW Two. In addition, we will share in any net profits (as determined under the Governing Agreement) generated by the Initial Phase Work with QML on an approximately quarterly basis throughout the term of SOW Two.

SOW Two also provides that, notwithstanding anything in the Governing Agreement to the contrary, neither party shall have the right to terminate SOW Two or the Governing Agreement to the extent it relates to SOW Two upon a change of control of either party.Concurrently with SOW Two, as a condition to BMS’s approval of SOW Two, we entered into a Supplement Agreement with QML and BMS, made effective as of the Onset Date. The Supplement Agreement establishes certain rights and obligations of the parties with regard to confidential information and other intellectual property needed to perform, and/or produced as a result of, the Initial Phase Work. We will receive sole ownership of certain improvements (as specified in the Supplement Agreement) that may be produced as a result of the Initial Phase Work, and have agreed to grant certain royalty-free, non-exclusive license rights to our technology in the event of a project delay caused by us and to certain patent rights we may obtain as a result of the Initial Phase Work. In addition, we will have joint ownership of certain other results of the Initial Phase Work, and royalty-free, non-exclusive license rights to BMS- or QML-owned (solely or jointly) patents resulting from the Initial Phase Work. The Supplement Agreement will expire or terminate upon expiration or termination of the BMS/QML SPA, which is expected to be approximately coextensive with the term of SOW Two.

Statement of Work No. Three

In January 2018, we entered into SOW Three under the Governing Agreement with QML. SOW Three relates to development activities for a NGS-based clinical-trial assay (“SOW Three Project”) in connection with a sponsor project agreement between QML and a pharmaceutical company (“Pharma Three”). If successfully completed, SOW Three Project is expected to lead to subsequent assay development activities and the potential commercialization of a companion diagnostic assay for a corresponding Pharma Three drug.

QML has agreed to pay us low, single-digit millions of dollars in development fees for the SOW Three Project, which is expected to be completed in the second quarter of 2018. In addition, we and QML will share any net profits (as determined under the Governing Agreement) generated by the SOW Three Project on an approximately quarterly basis over the term of SOW Three.

Under the terms of SOW Three, we have agreed to assign our rights in certain SOW Three Project‑related intellectual property (“Project IP”) predominantly related to Pharma Three’s drug candidate(s) to QML for ultimate assignment to Pharma Three in accordance with the project agreement. Improvements to the respective background intellectual property of the parties generally will be owned solely by the respective party. Otherwise, Project IP will be jointly owned among us, QML and Pharma Three.

Pursuant to the terms of SOW Three, if Pharma Three terminates the project agreement or the SOW Three Project due to our uncured material breach of SOW Three, we will be required to negotiate in good faith with Pharma Three a non‑exclusive, royalty‑bearing license to certain of our intellectual property as reasonably necessary for Pharma Three to research, develop, and commercialize an in vitro diagnostic assay meeting the same specifications as in SOW Three.

Neither we nor QML have the right to terminate SOW Three or the Governing Agreement to the extent it relates to SOW Three upon a change of control of either party. In addition, if Pharma Three terminates the project agreement or the SOW Three Project for an uncured material breach that is directly caused by our or QML, then, for the non‑breaching party, the exclusivity obligation of the Governing Agreement will terminate solely with respect to the development for Pharma Three and/or its affiliates of an in vitro diagnostic assay meeting the same specifications as in SOW Three.

SOW Three expires upon completion of the SOW Three Project and receipt by us of all amounts due for such work.

QNAH Convertible Note Agreement

In October 2017, we issued a subordinated convertible promissory note (the “QNAH Convertible Note”) to QNAH in the principal amount of $3.0 million against receipt of cash proceeds equal to such principal amount. The QNAH Convertible Note bears simple interest at the rate of 3.0% per annum and matures on October 26, 2020. Our indebtedness under the QNAH Convertible Note is expressly subordinated in right of payment to the prior repayment in full of our indebtedness under our Growth Term Loan. QNAH may elect to convert all or any portion of the outstanding principal balance of the QNAH Convertible Note and all unpaid accrued interest thereon at any time prior to the maturity date into shares of our common stock at a conversion price of $3.984 per share.

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

United States

In the United States, molecular testing laboratories have multiple options for reimbursement coding, but we expect that the primary codes used will be the Genomic Sequencing Procedure codes. We are also monitoring the Protecting Access to Medicare Act implementation as well as the recent National Coverage Determination for NGS testing by the Centers for Medicare and Medicaid Services (“CMS”).

Genomic Sequencing Procedures.

The AMA created codes for Genomic Sequencing Procedures (“GSPs”) and other Molecular Multianalyte Assays as part of its calendar year 2015 update to the clinical laboratory fee schedule. AMA has since modified the GSP codes to clarify the definition to include DNA and RNA. Our customers may use these codes to seek reimbursement for diagnostic multi-analyte test offerings, such as:

•	Gene expression classifiers for hematolymphoid neoplasms, such as the determination of ABC or GCB subtypes of diffuse large B-cell lymphomas;
•	Gene rearrangements in solid tumors and hematolymphoid neoplasms;
•	Mutations in solid tumors and hematolymphoid neoplasms.

Payments for Tier 1 and Tier 2 Molecular Pathology Procedures and GSPs may be sought from both public and private payors. Claims for Medicare coverage are processed by private Medicare Administrative Contractors (“MACs”) such as Novitas and Cahaba, and coverage for specific test codes are specified in Local Coverage Determinations (“LCDs”) issued by individual MACs or National Coverage Determinations (“NCDs”) which apply to all MACs. Private payors issue their own coverage determinations that are largely reflective of the CMS LCDs and NCDs. HTG closely monitors trends in coverage through interactions with customers, industry associations such as the College of American Pathologists (“CAP”) and the Association for Molecular Pathology (“AMP”) and industry consultants; these trends are key considerations in our product development plans.

Our customers may use our products, if approved, and subject to regulatory limitations, to offer testing services that provide an analysis of 5‑50 genes as well as 51 or more genes. In October 2014, CMS released its preliminary determinations regarding the method for determining 2015 payment rates for new codes under the clinical laboratory fee schedule. CMS recommended that payment rates for GSPs be determined through a process known as gapfill rather than by crosswalking to allow CMS and its contractors to gather information about the manner in which the tests are performed and the resources necessary to provide them, so that ultimately CMS can set an appropriate payment rate for these tests. In the gapfill process, the local MACs determine the appropriate fee schedule amounts in the first year, and CMS calculates a national payment rate based on the median of these local fee schedule amounts in the second year. On September 22, 2017, gapfill pricing for CPTs 81445 and 81450 for the assessment of 5-50 genes in solid and liquid tumors, respectively, were set at $598 and $760, respectively, and remains the same as of December 31, 2017. CPT 81455 for the assessment of 51 or more genes in solid and liquid tumors was set at $2,920.

We believe that establishment of the aforementioned reimbursement codes specific to genomic sequencing procedures such as our clinical diagnostic tests currently in development is an important factor in expanding access to our products. In addition, coverage and reimbursement of our clinical diagnostic tests by government and private payors is essential to our commercial success. Accordingly, our strategy includes efforts to encourage third-party payors to establish coverage, coding and payment that will facilitate access to our tests as we seek FDA approval for these tests and expand our commercialization efforts in the United States. Our success in these efforts depends in part on the extent to which governmental authorities, private health insurers and other third-party payors provide coverage for and establish adequate reimbursement levels for tests using our technology. Failure by our customers who use our tests to obtain coverage and sufficient reimbursement from healthcare payors or adverse changes in government and private third-party payors’ policies would have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

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

Government Regulation – Medical Device Regulations

United States

Our products and operations are subject to extensive and rigorous regulation by the FDA and other federal, state, local and foreign authorities. Currently we are limited to marketing our products in the United States for research use only, which means that we cannot make any diagnostic or clinical claims. However, we intend to seek regulatory clearances or approvals in the United States and other jurisdictions to market certain assays for diagnostic purposes. The clinical diagnostics under development by HTG are classified as “medical devices” under the United States Food, Drug and Cosmetic Act (“FDCA”). The FDA regulates, among other things, the research, development, testing, manufacturing, approval, labeling, storage, recordkeeping, advertising, promotion and marketing, distribution, post approval monitoring and reporting and import and export of medical devices in the United States to assure the safety and effectiveness of such products for their intended use.

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

Class I devices are those for which safety and effectiveness can be reasonably assured by adherence to a set of regulations, referred to as General Controls, which require compliance with the applicable portions of the FDA’s Quality System Regulation (“QSR”) facility registration and product listing, reporting of adverse events and malfunctions, and appropriate, truthful and non-misleading labeling and promotional materials. Some Class I devices, also called Class I reserved devices, also require premarket clearance by the FDA through the 510(k) premarket notification process described below. Most Class I products are exempt from the premarket notification requirements.

Class II devices are those that are subject to the General Controls, as well as Special Controls, which can include performance standards, guidelines and post market surveillance. Most Class II devices are subject to premarket review and clearance by the FDA. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification process. Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification, demonstrating that the device is “substantially equivalent,” as defined in the statute, to either:

•	a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted; or
•	another commercially available, similar device that was cleared through the 510(k) process.

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

In the United States, absent certain limited exceptions, human clinical studies intended to support medical device clearance or approval require an Investigational Device Exemption (“IDE”) application. Some types of studies deemed to present “non-significant risk” are deemed to have an approved IDE once certain requirements are addressed and Institutional Review Board approval is obtained. If the device presents a “significant risk” to human health, as defined by the FDA, the sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical studies. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of subjects. Generally, clinical studies for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent are approved by appropriate institutional review boards at the clinical study sites. There can be no assurance that submission of an IDE will result in the ability to commence clinical studies, and although the FDA’s approval of an IDE allows clinical testing to go forward for a specified number of subjects, it does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and efficacy, even if the trial meets its intended success criteria.

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
•

the Medical Device Reporting (“MDR”) regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to reoccur;

•

medical device correction and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;

•	recall requirements, including a mandatory recall if there is a reasonable probability that the device would cause serious adverse health consequences or death;
•	an order of repair, replacement or refund;
•	device tracking requirements; and
•	post-approval study and post market surveillance requirements.

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

Research Use Only

An RUO product is one that is not intended for clinical diagnostic use and must be labeled “For Research Use Only. Not for use in diagnostic procedures.” Products that are intended for research use only and are properly labeled as RUO are exempt from compliance with the FDA requirements discussed above, including the approval or clearance and QSR requirements. A product labeled RUO but intended to be used diagnostically may be viewed by the FDA as adulterated and misbranded under the FDC Act and is subject to FDA enforcement activities. The FDA may consider the totality of the circumstances surrounding distribution and use of an RUO product, including how the product is marketed, when determining its intended use.

European Union

The European Union (“EU”) has also adopted requirements that affect our products. These requirements include establishing standards that address creating a certified quality system as well as several directives that address specific product areas. The most significant of these currently effective directives is the In Vitro Diagnostic Medical Device Directive (“IVDD”) which includes:

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

On May 26, 2017, the EU released a new regulatory framework, the In Vitro Diagnostic Medical Device Regulation (“IVDR”) which is expected to replace IVDD. Our products in the EU will have to comply with the IVDR requirements after May 26, 2022. Until that time, our products must continue to meet the requirements of IVDD for commercialization in the EU.

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

There are several statutory exceptions and regulatory safe harbors protecting certain business arrangements from prosecution under the Federal Anti-Kickback Statute. These statutory exceptions and safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they may not be prosecuted under the Federal Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more applicable statutory exceptions or regulatory safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy all requirements of an applicable safe harbor may result in increased scrutiny by government enforcement authorities and will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Additionally, the intent standard under the Federal Anti-Kickback Statute was amended under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, (collectively the “ACA”) to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, the intent to induce referrals need only be “one purpose” of the remuneration for violations of the Federal Anti-Kickback Statute. The ACA provides that the government may assert that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act which is discussed below.

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

Health Insurance Portability and Accountability Act of 1996

The Federal Health Insurance Portability and Accountability Act (“HIPAA”) created several additional federal crimes, including healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and their implementing regulations established uniform standards for certain covered entities, which are certain healthcare providers, health plans and healthcare clearinghouses, as well as their business associates that perform services for them that involve the creation, use, maintenance or disclosure of, individually identifiable health information, governing the conduct of specified electronic healthcare transactions and protecting the security and privacy of protected health information. Among other things, HITECH also created four new tiers of civil monetary penalties and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. The EU has established its own data security and privacy legal framework, including but not limited to Directive 95/46/EC (“Data Protection Directive”). The Data Protection Directive will be replaced starting in May 2018 with the recently adopted European General Data Protection Regulation (“GDPR”), which contains new provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation. Over time we may expand our business operations to include additional operations in the EU. With such expansion, we would be subject to increased governmental regulation, including the GDPR, in the EU countries in which we operate.

The Federal Physician Payments Sunshine Act

The Federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, to report annually to CMS, information related to “payments or other transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians, as defined above, and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in significant civil monetary penalties.

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

Healthcare Reform

In March 2010, President Obama enacted the ACA, which is substantially changing healthcare financing and delivery by both governmental and private insurers, and is significantly impacting the medical device industry. The ACA’s provisions of importance to our business include, but are not limited to, a deductible 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, which became effective January 1, 2013. However, the Consolidated Appropriations Act of 2016, signed into law in December 2015, includes a two-year moratorium on the medical device excise tax that applies between January 1, 2016 and December 31, 2017. Further, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018, the 2018 Appropriations Resolution, that extended the moratorium on the medical device excise tax through December 31, 2019. Absent further legislative action, the tax will be automatically reinstated for medical device sales beginning January 1, 2020.

Since its enactment in 2010, there have been judicial and Congressional challenges to certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provision of the ACA and otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”) includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2018 Appropriations Resolution delays the implementation of certain ACA-mandated fees, including, without limitation, the medical device excise tax.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, following the passage of other legislative amendments, including the Bipartisan Budget Act of 2018, will stay in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the

American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

The full impact of the ACA, its possible repeal, and any legislation passed to replace the ACA, as well as other laws and reform measures that may be proposed and adopted in the future, remains uncertain, but may continue the downward pressure on medical device pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs, which could have a material adverse effect on our business operations.

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act (“FCPA”) prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Employees

Our ability to retain current talent and recruit new employees into our Company is a critical factor in our continued growth and performance improvement. We continue to initiate programs to promote our organizational culture and to identify the best possible new talent as the organization grows and new positions are made available. As of December 31, 2017, we had 94 full-time and four part-time employees, of which 12 are employed in administration, 22 in manufacturing and operations, 30 in research and development, six in regulatory and quality affairs, and 28 in sales and marketing. We had five employees in Europe as of December 31, 2017, all others were in the United States. We believe that our success will depend, in part, on our ability to attract and retain qualified personnel. We have never experienced a work stoppage due to labor difficulties and believe that our relations with our employees are good. None of our U.S. employees are represented by labor unions. Collective bargaining is established by law in France. We and our French employees have agreed to the terms of the applicable collective bargaining agreements.

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

This report contains references to our trademarks, including VERI/O and HTG EdgeSeq, and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of (1) December 31, 2020, (2) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.07 billion, or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior June 30th, and (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We refer to the Jumpstart Our Business Startups Act of 2012 in this Annual Report on Form 10-K as the “JOBS Act,” and references to “emerging growth company” have the meaning associated with it in the JOBS Act.

We are also a “smaller reporting company” as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies.

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

We have incurred losses since our inception and expect to incur losses in the future. We incurred net losses of $19.0 million and $26.0 million for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we had an accumulated deficit of $134.6 million. We expect that our losses will continue for the foreseeable future as we will be required to invest significant additional funds to support product development, including development of our next generation instrument platforms, development of our new HTG EdgeSeq panels, including our initial U.S. IVD assay, development of assays pursuant to our Governing Agreement with QML, and the commercialization of our HTG EdgeSeq system and proprietary consumables. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products and services. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products and services, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

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

The FDA regulates diagnostic kits sold and distributed through interstate commerce in the United States as medical devices. Unless an exemption applies, generally, before a new medical device may be sold or distributed in the United States, or may be marketed for a new use in the United States, the medical device must receive either FDA clearance of a 510(k) pre-market notification or pre-market approval. Thus, before we can market or distribute our profiling panels, including our mRNA and miRNA panels, as IVD kits for use by clinical testing laboratories in the United States, we must first obtain pre-market clearance or pre-market approval from the FDA. Even if or when we apply for clearance or approval from the FDA for any of our products, the process can be lengthy and unpredictable. We are working collaboratively with multiple biopharmaceutical companies to clinically validate our

HTG EdgeSeq DLBCL Cell of Origin Assay, which we believe can classify DLBCL as either ABC or GCB subtype. We expect to submit the DLBCL assay for U.S. regulatory clearances or approvals at some future time if and when our work with the biopharmaceutical companies reaches an appropriate stage. We initiated a modular PMA submission process to obtain FDA approval of our HTG EdgeSeq ALKPlus Assay to detect certain gene fusions in lung cancer in 2016. We cannot provide any assurances that our clinical studies or collaborative development services with biopharmaceutical companies will be completed or, if completed, have the desired outcomes or that we will meet the regulatory clearance or approval timelines for either product. Further, even if we complete the requisite clinical validations and submit or complete submission of an application, we may not receive FDA clearance or approval for the commercial use of our tests on a timely basis, or at all. If we are unable to obtain regulatory clearance or approval, or if clinical diagnostic laboratories do not accept our cleared or approved tests, our ability to grow our business could be compromised.

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

Our clinical diagnostic business prospects in the United States and other applicable jurisdictions will depend on our ability to successfully complete clinical studies for product candidates that we intend to market as IVD kits. A failure of one or more clinical studies can occur at any stage of testing. The outcome of non-clinical studies may not be predictive of the success of clinical studies, and interim results, if any, of a clinical study do not necessarily predict final results. Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in non-clinical and clinical studies have nonetheless failed to obtain pre-marketing clearance or approval for their products. Completion of clinical studies, announcement of results of the studies and our ability to obtain regulatory approvals could be delayed for a variety of reasons, including:

•	unsatisfactory results of any clinical study, including failure to meet study objectives;
•	the failure of our principal third-party investigators to perform our clinical studies on our anticipated schedules;
•	imposition of a clinical hold following an inspection of our clinical study operations or trial sites by the FDA or other regulatory authorities;
•	our inability to adhere to clinical study requirements directly or with third parties, such as contract research organizations;
•	different interpretations of our non-clinical and clinical data, which could initially lead to inconclusive results; and
•	delays in obtaining suitable patient samples for use in a clinical study.

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

If our HTG EdgeSeq system and proprietary profiling panels fail to achieve and sustain sufficient market acceptance, or we are not able to continue to expand our service relationships with biopharmaceutical customers (including indirectly pursuant to our Governing Agreement), we will not generate expected revenue, and our prospects may be harmed.

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

We are dependent on our Governing Agreement with QML, and poor performance under the agreement or the termination of the agreement could negatively impact our business.

A key strategic focus of our business is to enter into collaborative development agreements with biopharmaceutical companies for the development, manufacture and commercialization of companion diagnostic assays for use with their drug development programs. In particular, we are focused on oncology-based collaborations.

In November 2016, we entered into a Governing Agreement with QML. Under the Governing Agreement, we and QML jointly seek collaborative development agreements with biopharmaceutical companies for the development, manufacture and potential commercialization of companion diagnostic assays. QML contracts with interested biopharmaceutical companies for specified projects, and we and QML enter into statements of work for each project. Our relationship with QML under the Governing Agreement is exclusive for NGS-based diagnostic assays (or certain related research assays) in the oncology field, subject to the achievement of certain performance targets. We expect that revenues under the Governing Agreement will constitute a significant portion of our revenues over at least the next few years.

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

Current medical device regulation in the United States and other jurisdictions requires manufacturers of IVD molecular profiling tests that use NGS detection, referred to as NGS IVD tests, to include in regulatory submissions, technical information about the NGS products that are required for performance of, but are not supplied with, the NGS IVD test. These regulatory agencies also require that the NGS instrumentation have “locked” software for the detection of the NGS IVD test results. Thus, to obtain regulatory approval for NGS IVD tests, manufacturers like us, currently must have arrangements with NGS product manufacturers to gain access to technical information and NGS instrument software. We currently have agreements with two NGS product manufacturers that grant us rights to develop, manufacture and sell future HTG EdgeSeq NGS IVD tests in specified fields, subject to, among other things, the NGS product manufacturers’ rights to terminate such agreements and discontinue products or implement product design changes that could adversely affect our HTG EdgeSeq NGS IVD tests. There can be no assurance that our agreements with these NGS product manufacturers, or any future NGS product manufacturers that we contract with, will not be terminated earlier than we currently expect, that a NGS product manufacturer will perform its contractual duties to us, or that we will otherwise receive the benefits we anticipate receiving under those agreements. In addition, if regulatory agencies do not change their requirements for NGS IVD test approval or clearance and the NGS instrument manufacturers close their systems to third party NGS IVD test development (in general or with specific NGS IVD test manufacturers) and we are not able to maintain or enforce our agreements with such manufacturers, we may not be able to meet our commercial goals and our business, financial condition and operating results may be materially and adversely affected.

The development of future products is dependent on new methods and/or technologies that we may not be successful in developing.

We are planning to expand our product offerings in the fields of detecting expressed gene rearrangements (e.g., gene fusions and/or insertions) and genomic or expressed DNA mutations. We believe we have successfully demonstrated that our technology is able to detect certain expressed gene rearrangements with our HTG EdgeSeq ALKPlus Assay EU now available in Europe, and genomic DNA mutations with our HTG EdgeSeq EGFR, KRAS and BRAF Mutation Assay service offering. Nevertheless, there are other potential applications for the foregoing technologies and opportunity for additional technology developments, such as detection of expressed DNA mutations, methods to detect mutation load and microsatellite instability and multiparameter testing methods, that we consider when planning our product pipeline. We believe we have successfully demonstrated proof of concept for detection of express DNA mutations but to date our work in this area has only been on relatively few applications or may not have the specificity required for certain applications. We cannot guarantee that we will be able to successfully develop additional applications or new technologies on a commercial scale. If we are unsuccessful at developing additional applications involving gene rearrangements or genomic DNA mutations, or developing technology to detect expressed DNA mutations, mutation load and microsatellite instability or developing multiparameter testing methods we may be limited in the breadth of additional products we can offer in the future, which could impact our future revenues and profits.

We have initiated development of a new version of our HTG EdgeSeq system that will target the lower-volume throughput lab market. This development program, which we refer to as Project JANUS, is expected to increase our addressable market by enabling efficient molecular profiling of smaller quantity batches of samples. This program involves the development of new chemistry that is not currently compatible with our existing HTG EdgeSeq platform. In the third quarter of 2016, we suspended the development of the Project JANUS program. If we are unable to resume or successfully develop this new version of our HTG EdgeSeq system and in the market window we anticipate, automation of our new chemistry could be delayed and our addressable market could be limited, which could harm our business, results of operations and financial condition.

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

Our current customer base is primarily composed of biopharmaceutical companies (including those contracted by QML pursuant to our Governing Agreement), academic institutions and molecular labs that perform analyses using or directly or indirectly obtain services based on our HTG EdgeSeq system and consumables for research use only, which means that the products or data from services may not be used for clinical diagnostic purposes. In July 2016, we obtained CE marking in Europe for our HTG EdgeSeq system and HTG EdgeSeq DLBCL Cell of Origin Assay EU. In March 2017, we obtained CE marking in Europe for our HTG EdgeSeq ALKPlus Assay EU. These products may now be used by customers for diagnostic purposes in Europe. Currently, we do not intend to and, where applicable, do not have appropriate licenses or permits to conduct diagnostic testing services. Our success will depend, in part, upon our ability to increase our market penetration among our customer bases and to expand our market by developing and marketing new clinical diagnostic tests and RUO applications (whether product or service), and to introduce diagnostic products into clinical laboratories in the United States and other jurisdictions after obtaining the requisite regulatory clearances or approvals. We may not be able to successfully complete development of or commercialize any of our planned future tests and applications. To achieve these goals, we will need to conduct substantial research and development, conduct clinical validation studies, expend significant funds, expand and scale-up our research, development, service and manufacturing processes and facilities, expand the number of projects under our Governing Agreement, expand and train our sales force; and seek and obtain regulatory clearance or approvals of our new tests and applications, as required by applicable regulations. Additionally, we must demonstrate to laboratory directors, physicians and third-party payors that our current and any future diagnostic products are effective in obtaining clinically relevant information that can inform treatment decisions, and that our HTG EdgeSeq system and related panels can enable an equivalent or superior approach than other available technology. Furthermore, we expect that a combination of increasing the installed base of our HTG EdgeSeq systems, expanding the number of projects under our Governing Agreement, and entering into additional service and custom RUO assay development agreements with biopharmaceutical customers will drive increased demand for our relatively high margin panels. If we are not able to successfully increase our installed base and biopharmaceutical customer relationships, then sales of our products and services, and our margins for these revenue items may not meet expectations. Attracting new customers and introducing new products and services requires substantial time and expense. Any failure to expand our existing customer base, or launch new products, including diagnostic products or services, would adversely affect our ability to improve our operating results.

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

Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, QML and another customer accounted for 54% and 8% of our revenue, respectively, for the year ended December 31, 2017, and QML and another customer accounted for 66% and 11% of our accounts receivable balance, respectively, as of December 31, 2017. If orders from our top customers or the number of collaboration projects with QML are reduced or discontinued, our revenue in future periods may materially decrease. Fluctuations in our operating results may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described under the caption “Risk Factors – Risks Related to Our Business and Strategy” of this report. In addition, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. Our products involve a significant capital commitment from our customers or may depend on customer studies that have variable or indefinite timelines and accordingly, involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Also, activities performed under our Governing Agreement involve significant resource commitments by us and depend on QML activities over which we have limited control and on biopharmaceutical customer activities and studies that have variable or indefinite timelines and outcomes. We may expend significant effort in attempting to meet our development obligations under the Governing Agreement, the respective payments for which may occur in a different period. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of investors or securities analysts, our stock price may be adversely affected.

Our sales cycle is lengthy and variable, which makes it difficult for us to forecast revenue and other operating results.

Our sales process involves numerous interactions with multiple individuals within any given organization, and often includes in-depth analysis by potential customers of our products (where in some instances we will provide a demonstration unit for their use and evaluation), performance of proof-of-principle studies, preparation of extensive documentation and a lengthy review process. As a result of these factors, the capital investment required in purchasing our instruments and the budget cycles of our customers, the time from initial contact with a customer to our receipt of a purchase order can vary significantly and be up to 12 months or longer. Given the length and uncertainty of our sales cycle, we have in the past experienced, and likely will in the future experience, fluctuations in our product and product-related services revenue on a period-to-period basis. In addition, any failure to meet customer expectations could result in customers choosing to retain their existing systems or service providers or to purchase systems or services other than ours. The revenue that we expect to earn from our collaborative development services are also subject to an extended, variable timeline based on each project agreement, which will likely result in fluctuations in our collaborative development services revenue on a period-to-period basis as well.

If the utility of our HTG EdgeSeq system, proprietary profiling panels, services and solutions in development is not supported by studies published in peer-reviewed medical publications, the rate of adoption of our current and future products and the rate of reimbursement of our future products by third-party payors may be negatively affected.

We anticipate that we will need to maintain a continuing presence in peer-reviewed publications to promote adoption of our products by biopharmaceutical companies, academic institutions and molecular labs and to promote favorable coverage and reimbursement decisions. We believe that peer-reviewed journal articles that provide evidence of the utility of our current and future products or the technology underlying the HTG EdgeSeq system, consumables and services are important to our commercial success. It is critical to the success of our sales efforts that we educate a sufficient number of clinicians and administrators about our HTG EdgeSeq system, our current panels and services and our future solutions, and demonstrate the research and clinical benefits of these solutions. Our customers may not adopt our current and future solutions, and third-party payors may not cover or adequately reimburse our future products, unless they determine, based on published peer-reviewed journal articles and the experience of other researchers and clinicians, that our products provide accurate, reliable, useful and cost-effective information. Peer-reviewed publications regarding our products and solutions may be limited by many factors, including delays in the completion of, poor design of, or lack of compelling data from studies that would be the subject of the article. If our current and future product and product-related service solutions or the technology underlying such products and services do not receive sufficient favorable exposure in peer-reviewed publications, the rate of research and clinician adoption and positive coverage and reimbursement decisions could be negatively affected.

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

When we place a system under a reagent rental agreement, we install equipment in the customer’s facility without a fee and the customer agrees to purchase consumable products at a stated priced over the term of the agreement. While some of these agreements did not historically contain a minimum purchase requirement, we have included a minimum purchase requirement in all current reagent rental agreements, and will continue to do so in the future. We retain title to the equipment and such title is transferred to the customer at no additional charge at the end of the initial arrangement. The cost of the instrument under the agreement is expected to be recovered in the fees charged for consumables, to the extent sold, over the term of the agreement.

Other arrangements might include a research agreement whereby an academic collaborator agrees to provide biological samples in exchange for the use of an HTG EdgeSeq system at no cost in furtherance of the collaborator’s professional goals and/or the educational or research objectives of an applicable institution.

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

A key component of our strategy is the development of companion diagnostic products designed to determine the appropriate patient population for administration of a particular therapeutic to more successfully treat a variety of illnesses. We have an exclusive arrangement with QML to develop certain companion diagnostic products for biopharmaceutical companies under our Governing Agreement. Otherwise, we may choose to independently develop companion diagnostic products with or without a biopharmaceutical partner. Successfully developing a companion diagnostic product depends both on regulatory approval for administration of the therapeutic, as well as regulatory approval of the diagnostic product. Even if we are successful in developing products that would be useful as companion diagnostic products, and potentially receive regulatory approval for such products, the biopharmaceutical companies that develop the corresponding therapeutics may ultimately be unsuccessful in obtaining regulatory approval for any such therapeutic, or, even if successful, select a competing technology to use in their regulatory submission instead of ours. The development, especially the independent development, of companion diagnostic products requires a significant investment of working capital which may not result in any future income. This could require us to raise additional funds which could dilute our current investors, or could impact our ability to continue our operations in the future.

Our current business depends on levels of research and development spending by academic and governmental research institutions and biopharmaceutical companies, a reduction in which could limit demand for our products and adversely affect our business and operating results.

Our revenue is currently derived from sales of our HTG EdgeSeq system and related proprietary panels, the development of custom RUO assays and sample processing for research applications to biopharmaceutical companies, academic institutions and molecular labs, predominantly in the United States and Europe, and collaborative development services. The demand for our products and services will depend in part upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:

•	changes in government programs that provide funding to research institutions and companies;
•	macroeconomic conditions and the political climate;
•	changes in the regulatory environment;
•	differences in budgetary cycles;
•	market-driven pressures to consolidate operations and reduce costs; and
•	market acceptance of relatively new technologies, such as ours.

We believe that any uncertainty regarding the availability of research funding may adversely affect our operating results and may adversely affect sales to customers or potential customers that rely on government funding. In addition, academic, governmental and other research institutions that fund research and development activities may be subject to stringent budgetary constraints that could result in spending reductions, reduced allocations or budget cutbacks, which could jeopardize the ability of these customers to purchase our products or services. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. Any decrease in our customers’ budgets or expenditures, or in the size, scope or frequency of capital or operating expenditures, could materially and adversely affect our business, operating results and financial condition.

As part of our current business model, we intend to seek to enter into strategic development collaborations and licensing arrangements with third parties to develop diagnostic tests.

We have relied, and expect to continue to rely, on strategic development collaborations and licensing agreements with third parties to develop or in-license technologies based on which products or services we may develop or offer. We have entered into agreements with third parties to facilitate or enable our development of assays, and ultimately diagnostic tests, to aid in the diagnosis of oncology diseases, such as breast cancer and melanoma, and other diseases. We intend to enter into additional similar agreements with life sciences companies, biopharmaceutical companies and other researchers for future diagnostic products. However, we cannot guarantee that we will enter into any additional agreements. In particular, our life sciences research or biopharmaceutical customers are not obligated to collaborate with us or license technology to us, and they may choose to develop diagnostic products themselves or collaborate with our competitors. Establishing development collaborations and licensing arrangements is difficult and time-

consuming. Discussions may not lead to development collaborations or licenses on favorable terms, or at all. Potential collaborators or licensors may elect not to work with us based upon their assessment of our financial, regulatory or intellectual property position. To the extent that we enter new collaborative development or licensing agreements, they may never result in the successful development or commercialization of future tests or other products for a variety of reasons, including because our collaborators may not succeed in performing their obligations or may choose not to cooperate with us. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Moreover, to the extent we agree to work exclusively with a party in a given area, our opportunities to collaborate with others would be limited. Even if we establish new relationships, they may never result in the successful development or commercialization of future tests or other products. Disputes with our collaborators could also impair our reputation or result in development delays, decreased revenues and litigation expenses.

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

We face significant competition in the life sciences research and diagnostics markets. We currently compete with both established and early-stage life sciences research companies that design, manufacture and market instruments and consumables for gene expression analysis, liquid-based specimen analysis (e.g., plasma, blood and urine), single-cell analysis, PCR, digital PCR, other nucleic acid detection and additional applications. These companies use well-established laboratory techniques such as microarrays or qPCR as well as newer technologies such as next generation sequencing. We believe our principal competitors in the life sciences research market are Agilent Technologies, Inc., ArcherDx, Inc., BioRad Laboratories, Fluidigm Corporation, Foundation Medicine, Inc., Genomic Health, Illumina, Inc., Abbott Molecular, Luminex Corporation, Affymetrix, Inc., NanoString Technologies, Inc., entities owned and controlled by QIAGEN N.V., Roche Diagnostics, a division of the Roche Group of companies, and Thermo Fisher Scientific, Inc. In addition, there are several other market entrants in the process of developing novel technologies for the life sciences market. One or more of our competitors could develop a product that is superior to a product we offer or intend to offer or our technology and products may be rendered obsolete or uneconomical by advances in existing technologies.

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

We are dependent on a single third-party supplier for a certain subcomponent of our systems and the loss of this supplier could harm our business.

We currently rely on a single supplier to supply a subcomponent used in our HTG EdgeSeq processors. While we periodically forecast our needs for this subcomponent, our contract with this supplier, which may be a standard purchase order, does not commit them to carry inventory or make available any particular quantities, and the supplier may give other customers’ needs higher priority than ours and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. If we were to lose this supplier, we may not be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, or at all. If we should encounter delays or difficulties in securing the quality and quantity of subcomponent we require for our processors, our supply chain would be interrupted which would adversely affect our sales. A loss of this supplier could significantly delay the delivery of our HTG EdgeSeq processor, which in turn would materially affect our ability to generate revenue. If any of these events occur, our business and operating results could be materially harmed.

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

We manufacture our consumable products and our HTG EdgeSeq system and perform our RUO profiling and collaborative development services in our Tucson, Arizona facilities. In addition, our Tucson facilities are the center for order processing, receipt of critical components of our HTG EdgeSeq instrument and shipping products to customers. We do not have redundant facilities. Damage or the inability to utilize our Tucson facilities and the equipment we use to perform research, development or services and manufacture our products could be costly, and we would require substantial lead-time to repair or replace this facility and equipment. The Tucson facilities may be harmed or rendered inoperable by natural or man-made disasters, including flooding, wind damage, power spikes and power outages, which may render it difficult or impossible for us to perform these critical functions for some period of time. The inability to manufacture consumables or instruments, process customer samples, perform development services under our Governing Agreement or ship products to customers for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

We expect to generate a portion of our revenue internationally and are subject to various risks relating to our international activities which could adversely affect our operating results.

During the year ended December 31, 2017, approximately 67% of our revenue was generated from our Governing Agreement with QML, who is located outside of the United States, compared with 16% for the year ended December 31, 2016. We expect that a percentage of our future revenue will continue to come from international sources, driven in part by activities conducted pursuant to our Governing Agreement, and we expect to expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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

We may need to raise additional capital to fund our operations in the future. If we are unsuccessful in attracting new capital, we may not be able to continue operations or may be forced to sell assets to do so. Alternatively, capital may not be available to us on favorable terms, or if at all. If available, financing terms may lead to significant dilution of our stockholders’ equity.

We are not profitable and have had negative cash flow from operations since our inception. To fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings and revenue generated from the sale of our HTG EdgeSeq systems, proprietary consumables, related services and collaborative arrangements with biopharmaceutical company customers. We currently anticipate that our cash and cash equivalents, including funds generated in our January 2018 public offering, will be sufficient to enable us to fund our operations for at least the next 12 months. We may need to obtain additional funds or refinance our existing Growth Term Loan to finance our operations in the future if our estimates of the amount of cash necessary to fund our operations and development and commercialization activities prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Additional capital may not be available at such times or amounts as needed by us. Even if capital is available, it might be available only on unfavorable terms. Any additional equity or convertible debt financing into which we enter could be dilutive to our existing stockholders. Any future debt financing into which we enter may impose covenants upon us that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, we may need to relinquish rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If access to sufficient capital is not available as and when needed, our business will be materially impaired and we may be required to cease operations, curtail one or more product development or commercialization programs, or significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all of our assets. Any of these factors could harm our operating results.

Payments under the instruments governing our indebtedness may reduce our working capital. In addition, a default under our term loan agreement could cause a material adverse effect on our financial position.

In August 2014, we entered into a $16.0 million Growth Term Loan agreement with Oxford Finance LLC and Silicon Valley Bank, who we collectively refer to as our senior lenders. Under the terms of the Growth Term Loan, the senior lenders initially provided us with a term loan of $11.0 million. In March 2016, we borrowed the remaining $5.0 million pursuant to the term loan agreement. The loan is secured by a lien covering substantially all of our assets, excluding patents, trademarks and other intellectual property rights (except for rights to payments related to the sale, licensing or disposition of such intellectual property rights) and certain other specified property. The interest-only payment period expired in April 2016, and we are currently required to make monthly principal and interest payments through September 2018. As of December 31, 2017, we had $5.8 million outstanding under the Growth Term Loan, all of which is scheduled to become due and payable over the nine months following such date. Payments under the Growth Term Loan will result in a reduction in our working capital. If we default under the Growth Term Loan, our senior lenders could foreclose on our assets, including substantially all of our cash, which is held in accounts with our senior lenders.

Pursuant to the terms of an asset purchase agreement with NuvoGen, we agreed to annually pay NuvoGen the greater of $400,000 or 6% of our yearly revenue until the total aggregate cash compensation paid to NuvoGen under the agreement equals $15.0 million. To date, we have paid NuvoGen approximately $7.0 million. Payments to NuvoGen will result in a reduction in our working capital as we continue to make payments on this obligation.

Pursuant to the terms of the $3.0 million QNAH Convertible Note that we issued in October 2017, we will be required to repay the entire outstanding principal amount of the note and unpaid accrued interest thereon in October 2020, subject to the terms of a subordination agreement between QNAH and our senior lenders, provided QNAH may, at its election, convert all or any portion of the outstanding principal balance of the note and unpaid accrued interest at any time prior to the maturity date into shares of our common stock at a conversion price of $3.984 per share. Repayment of this note and unpaid accrued interest thereon at maturity would result in a reduction in our working capital, which could be significant depending on our cash position on the maturity date.

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

These restrictions could inhibit our ability to pursue our business strategies. If we default under our obligations under the Growth Term Loan, the senior lenders could proceed against the collateral granted to them to secure our indebtedness or declare all obligation under the Growth Term Loan to be due and payable. In certain circumstances, procedures by the senior lenders could result in a loss by us of all of our equipment and inventory, which are included in the collateral granted to the senior lenders. In addition, upon any distribution of assets pursuant to any liquidation, insolvency, dissolution, reorganization or similar proceeding, the holders of secured indebtedness will be entitled to receive payment in full from the proceeds of the collateral securing our secured indebtedness before the holders of other indebtedness or our common stock will be entitled to receive any distribution with respect thereto.

We may incur additional indebtedness in the future. The debt instruments governing such indebtedness may contain provisions that are as, or more, restrictive than the provisions governing our existing indebtedness under the Growth Term Loan.

The enactment of U.S. tax reform in 2017 resulted in changes in the U.S. taxation of domestic and international business activities which could materially impact our future financial position and results of operations.

The 2017 Tax Act, which was signed into law on December 22, 2017, significantly revises the Internal Revenue Code of 1986, as amended (the “IRC”). The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including a reduction of the federal statutory rates from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income, elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. It is also unknown if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is likewise uncertain and could be adverse. We urge you to consult with a legal and/or tax advisor with respect to this legislation and the potential consequences of investing in our common stock.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2017, we had federal net operating loss carryforwards (“NOLs”) to offset future taxable income of approximately $122.0 million, which will begin to expire in 2021 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the IRC, a corporation that undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period) is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We believe we may have already experienced one or more ownership changes and may in the future experience one or more additional ownership changes, and thus, our ability to utilize pre-ownership change NOLs and other pre-ownership change tax attributes to offset post-ownership change income may be limited. Such limitations may cause a portion of our NOL and credit carryforwards to expire. In addition, future changes in our stock ownership, including as a result of future financings, as well as changes that may be outside of our control, could result in ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

Our business requires manipulating, analyzing and storing large amounts of data. In addition, we rely on an enterprise software system to operate and manage our business. We also maintain personally identifiable information about our employees. Our business therefore depends on the continuous, effective, reliable and secure operation of our computer hardware, software, networks, Internet servers and related infrastructure. To the extent that our hardware and software malfunction or access to our data by internal personnel is interrupted, our business could suffer. The integrity and protection of our employee and company data is critical to our business and employees have a high expectation that we will adequately protect their personal information. The regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase our operating costs. Although our computer and communications software are protected through physical and software safeguards, it is still vulnerable to natural or man-made hazards, such as fire, storm, flood, power loss, wind damage, telecommunications failures, physical or software break-ins, software viruses and similar events. These events could lead to the unauthorized access, disclosure and use of non-public information. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. If our computer systems are compromised, we could be subject to fines, damages, litigation and enforcement actions, and we could lose trade secrets, the occurrence of which could harm our business. In addition, any sustained disruption in internet access provided by other companies could harm our business.

Risks Related to Government Regulation and Diagnostic Product Reimbursement

Our research use only products for the life sciences market could become subject to regulation as medical devices by the FDA or other regulatory agencies in the future which could increase our costs and delay our commercialization efforts, thereby materially and adversely affecting our life sciences business and results of operations.

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

A significant change in the laws governing RUO products or how they are enforced may require us to change our business model in order to maintain compliance. For instance, in November 2013 the FDA issued a guidance document entitled “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only” (the “RUO Guidance”) which highlights the FDA’s interpretation that distribution of RUO products with any labeling, advertising or promotion that suggests that clinical laboratories can validate the test through their own procedures and subsequently offer it for clinical diagnostic use as a laboratory developed test is in conflict with RUO status. The RUO Guidance further articulates the FDA’s position that any assistance offered in performing clinical validation or verification, or similar specialized technical support, to clinical laboratories, conflicts with RUO status. If we engage in any activities that the FDA deems to be in conflict with the RUO status held by the products that we sell, we may be subject to immediate, severe and broad FDA enforcement action that would adversely affect our ability to continue operations. Accordingly, if the FDA finds that we are distributing our RUO products in a manner that is inconsistent with its regulations or guidance, we may be forced to stop distribution of our RUO tests until we are in compliance, which would reduce our revenues, increase our costs and adversely affect our business, prospects, results of operations and financial condition. In addition, the FDA’s proposed implementation for a new framework for the regulation of LDTs may negatively impact the LDT market and thereby reduce demand for RUO products.

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

The American Medical Association Current Procedural Terminology (“CPT”) Editorial Panel created new CPT codes that could be used by our customers to report testing for certain large-scale multianalyte GSPs, including our diagnostic products, if approved. Effective January 1, 2015, these codes allow for uniform reporting of broad genomic testing panels using technology similar to ours. While these codes standardize reporting for these tests, coverage and payment rates for GSPs remain uncertain and we cannot guarantee that coverage and/or reimbursement for these tests will be provided in the amounts we expect, or at all. Initially, industry associations recommended that payment rates for GSPs be cross-walked to existing codes on the clinical laboratory fee schedule. On October 27, 2014, CMS issued preliminary determinations for 29 new molecular pathology codes, including the GSPs, of gapfill rather than crosswalking as recommended by the Association for Molecular Pathology. This means that local private MACs, such as Palmetto, Novidian, Novitas and Cahaba, were instructed to determine the appropriate fee schedule amounts in the first year, and CMS calculated a national payment rate based on the median of those local fee schedule amounts in the second year. This process may make it more difficult for our customers to obtain coverage and adequate reimbursement for testing services using our diagnostic products. We cannot assure that CMS and other third-party payors will establish reimbursement rates sufficient to cover the costs incurred by our customers in using our clinical diagnostic products, if approved. On September 22, 2017, gapfill pricing was set for three CPT codes which our customers may potentially utilize to obtain reimbursement, subject to regulatory limitations, for the use of our products. CPTs 81445 and 81450, for the assessment of 5-50 genes in solid and liquid tumors, respectively, were set at $598 and $760, respectively, and remains the same as of December 31, 2017. Additionally, CPT 81455 for the assessment of 51 or more genes in solid and liquid tumors was set at $2,920.

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

The laws that may affect our ability to operate include, but are not limited to:

•

The Federal Anti-kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs; a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation, rather, if one purpose of the remuneration is to induce referrals, the Federal Anti-Kickback Statute is violated.

•

The federal physician self-referral prohibition, commonly known as the Stark Law, which prohibits, among other things, physicians who have a financial relationship, including an investment, ownership or compensation relationship with an entity, from referring Medicare and Medicaid patients to that entity for designated health services, which include clinical laboratory services, unless an exception applies. Similarly, entities may not bill Medicare, Medicaid or any other party for services furnished pursuant to a prohibited referral. Unlike the Federal Anti-Kickback Statute, the Stark Law is a strict liability statute, meaning that all of the requirements of a Stark Law exception must be met in order to be compliant with the law.

•

Federal civil and criminal false claims laws, including the federal civil False Claims Act, and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other governmental third-party payors that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money to the Federal Government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the Federal Government, which may apply to entities that provide coding and billing advice to customers; the Federal Government may assert that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

•

HIPAA, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the Federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the healthcare fraud statute or specific intent to violate it to have committed a violation.

•

HIPAA, as amended by HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, maintenance, or disclosure of individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. In addition, the EU has established its own data security and privacy legal framework, including but not limited to Directive 95/46/EC (“Data Protection Directive”). The Data Protection Directive will be replaced starting in May 2018 with the recently adopted European General Data Protection Regulation (“GDPR”), which contains new provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation. Over time we may expand our business operations to include additional operations in the EU. With such expansion, we would be subject to increased governmental regulation, including the GDPR, in the EU countries in which we operate.

•

The Federal Physician Payments Sunshine Act, which require certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians and teaching hospitals, as well as applicable manufacturers and group purchasing organizations to report annually to CMS certain ownership and investment interests held by physicians and their immediate family members.

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our business activities, including our relationships with physicians and other health care providers, and our evaluation, reagent rental and collaborative development agreements with customers, and sales and marketing efforts could be subject to challenge under one or more of such laws.

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

We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, principal investigators, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless or negligent failures to, among other things: (i) comply with the regulations of the FDA, CMS, the Department of Health and Human Services Office of Inspector General (“OIG”) and other similar foreign regulatory bodies; (ii) provide true, complete and accurate information to the FDA and other similar regulatory bodies; (iii) comply with manufacturing standards we have established; (iv) comply with healthcare fraud and abuse laws and regulations in the United States and similar foreign fraudulent misconduct laws; or (v) report financial information or data accurately, or disclose unauthorized activities to us. These laws may impact, among other things, our activities with collaborators and key opinion leaders, as well as our sales, marketing and education programs. In particular, the promotion, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical studies, which could result in regulatory sanctions and cause serious harm to our reputation. We currently have a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and our code of conduct and the other precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations. Any of these actions or investigations could result in substantial costs to us, including legal fees, and divert the attention of management from operating our business.

Healthcare policy changes, including recently enacted legislation reforming the United States healthcare system, may have a material adverse effect on our financial condition and results of operations.

On April 1, 2014, the Protecting Access to Medicare Act of 2014 (“PAMA”) was signed into law, which, among other things, significantly alters the current payment methodology under the Medicare Clinical Laboratory Fee Schedule. Under the new law, starting January 1, 2016 and every three years thereafter (or annually in the case of advanced diagnostic lab tests), clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic lab test that it furnishes during a period to be defined by future regulations. The reported data must include the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payor (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). Beginning in 2017, the Medicare payment rate for each clinical diagnostic lab test will be equal to the weighted median amount for the test from the most recent data collection period. The payment rate will apply to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. It is too early to predict the impact on reimbursement for our products in development.

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

The ACA makes changes that could significantly impact the biopharmaceutical and medical device industries and clinical laboratories. For example, the ACA imposes a multifactor productivity adjustment to the reimbursement rate paid under Medicare for certain clinical diagnostic laboratory tests, which may reduce payment rates. These or any future proposed or mandated reductions in payments may apply to some or all of the clinical laboratory tests that our diagnostics customers use our technology to deliver to Medicare beneficiaries, and may reduce demand for our diagnostic products.

Other significant measures contained in the ACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. Further, the ACA includes a deductible 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, which became effective January 1, 2013. However, the Consolidated Appropriations Act of 2016, signed into law in December 2015, includes a two-year moratorium on the medical device excise tax through December 31, 2017. Further, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 (the “2018 Appropriations Resolution”) that extended the moratorium on the medical device excise tax through December 31, 2019. Absent further legislative action, the tax will be automatically reinstated for medical device sales beginning January 1, 2020. The ACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. However, the future of the ACA is uncertain. There have been judicial and Congressional challenges to certain aspects of the ACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The 2017 Tax Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2018 Appropriations Resolution delays the implementation of certain ACA-mandated fees, including, without limitation, the medical device excise tax. Congress may consider additional legislation to repeal or repeal and replace other elements of the ACA. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, then-President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, following the passage of other legislative amendments, including the Bipartisan Budget Act of 2018, will stay in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, then-President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of The Nasdaq Stock Market (“Nasdaq”). The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We have performed system and process evaluation and testing of our internal controls over financial reporting to allow management to report annually on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. This has required and will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts as we continue to make this assessment and ensure maintenance of proper internal controls on an ongoing basis.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we fail to establish and maintain proper and effective internal control over financial reporting, we may not be able to produce timely and accurate financial statements, and our ability to accurately report our financial results could be adversely affected. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the Securities and Exchange Commission (“SEC”) or other regulatory authorities.

Changes or modifications in financial accounting standards, including those related to revenue recognition, may harm our results of operations.

From time to time, the Financial Accounting Standards Board (“FASB”), either alone or jointly with other organizations, promulgates new accounting principles that could have an adverse impact on our financial position, results of operations or reported cash flows. For example, in May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), and subsequently issued implementation guides (collectively, the “New Revenue Standard”). The New Revenue Standard supersedes nearly all existing revenue recognition guidance under GAAP and became effective for us beginning January 1, 2018. We have finalized our assessment of the impact of the New Revenue Standard on our results of operations, and do not believe it will have a material impact on revenue recognized. Our financial disclosures are required to be updated to reflect the New Revenue Standard beginning with our quarterly report on Form 10Q for the quarter ending March 31, 2018. Our inability to adopt the New Revenue Standard or any new accounting standard correctly, or to update or modify our internal controls as needed, by the mandated adoption dates could adversely affect our financial reporting obligations, corresponding regulatory compliance and/or investors’ confidence in us. Also, if we were to change our critical accounting estimates, including those related to the recognition of collaboration revenue and other revenue sources, our operating results could be significantly affected.

Complying with the laws and regulations affecting public companies will increase our costs and the demands on management and could harm our operating results.

As a public company, we will continue to incur significant legal, accounting and other expenses. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and Nasdaq, impose numerous requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to continue to devote a substantial amount of time to compliance with these laws and regulations. These requirements have resulted in significant legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly.

As an “emerging growth company,” we have availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an “emerging growth company.” When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

We are an “emerging growth company,” as defined in the JOBS Act, enacted in April 2012, and for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years following the completion of our initial public offering in May 2015, however, we would cease to be an “emerging growth company” before the end of that five-year period as of the following December 31, if we have more than approximately $1.0 billion in annual revenue, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year, or as of the date we issue more than $1.0 billion of non-convertible debt over a three-year period. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

Risks Related to Our Common Stock

If we are unable to continue to satisfy the applicable continued listing requirements of Nasdaq, our common stock could be delisted.

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “HTGM.” Effective April 17, 2017, the listing of our common stock was transferred to The Nasdaq Capital Market from The Nasdaq Global Market following our appeal to a Nasdaq Hearings Panel (“Panel”) of the delisting notice we received from Nasdaq on February 14, 2017. On April 12, 2017, the Panel found us in compliance with the requirements for listing on The Nasdaq Capital Market as a result of the market value of our outstanding common stock exceeding $35.0 million, which satisfied Nasdaq’s market value of listed securities (“MVLS”) listing standard. On July 31, 2017, we received a notice from Nasdaq that we were no longer in compliance with the applicable MVLS requirement for continued listing on The Nasdaq Capital Market. We regained compliance with the applicable MVLS requirement for continued listing on The Nasdaq Capital Market in January 2018 following completion of our underwritten public offering. In order to maintain this listing, we must continue to satisfy minimum financial and other continued listing requirements and standards. There can be no assurance that we will be able to continue to comply with the applicable listing standards. If we were not able to comply with applicable listing standards, our shares of common stock would be subject to delisting. The delisting of our common stock from trading on Nasdaq may have a material adverse effect on the market for, and liquidity and price of, our common stock and impair our ability to raise capital. Delisting from Nasdaq could also have other negative results, including, without limitation, the potential loss of confidence by customers and employees, the loss of institutional investor interest and fewer business development opportunities. In the event that our common stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.

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

Pursuant to our 2014 Equity Incentive Plan (“2014 Plan”) our board of directors is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year by 4% of the total number of shares of our common stock outstanding on

December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In addition, our board of directors approved the granting of rights to eligible employees to purchase shares of our common stock pursuant to our 2014 Employee Stock Purchase Plan (“ESPP”) beginning January 1, 2016. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 195,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2014 Plan and ESPP each year. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned a significant portion of our capital stock at December 31, 2017. Accordingly, our executive officers, directors and principal stockholders acting together could exercise significant influence over all matters requiring stockholder approval, including mergers and other business combinations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

We do not intend to pay dividends on our common stock in the foreseeable future.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on The Nasdaq Capital Market under the symbol “HTGM.” Trading of our common stock commenced on May 6, 2015 in connection with our initial public offering. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by The Nasdaq Stock Market.

Year ended December 31, 2016	High	Low
First quarter	4.68	2.03
Second quarter	4.17	2.07
Third quarter	3.09	2.13
Fourth quarter	4.45	1.82

Year ended December 31, 2017	High	Low
First quarter	13.25	1.20
Second quarter	8.15	2.62
Third quarter	2.80	1.59
Fourth quarter	3.03	1.65

On March 16, 2018, the last reported sale price of our common stock was $4.96 per share.

Holders

As of March 16, 2018, there were approximately 183 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our financial statements and related notes included elsewhere in this Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements due to various factors, including those set forth under the caption “Item 1A. Risk Factors.” All forward-looking statements included in this Annual Report are based on information available to us as of the time we file this Annual Report and, except as required by law, we undertake no obligation to update publicly or revise any forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain.

Overview

We are a commercial stage company that develops and markets products and services based on a proprietary technology that facilitates the routine use of targeted molecular profiling using a small amount of biological sample. Molecular profiling is the collection of information about multiple molecular targets, such as DNA and RNA, also called biomarkers, in a biological sample. Molecular profiling information has many important applications, from basic research to molecular diagnostics in personalized medicine. Our technology can be used throughout that range of applications, which is just one of its many benefits. Our focus is on clinical applications. Our primary customers include biopharmaceutical companies, academic research centers and molecular testing laboratories.

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

In 2014, we launched our HTG EdgeSeq technology, which generates a molecular profiling library for detection of RNA using NGS. Our HTG EdgeSeq assays are automated on our HTG EdgeSeq platform. Our innovative platform and menu of molecular profiling panels is being utilized by a wide range of customers including biopharmaceutical companies, academic institutions and molecular labs to simultaneously analyze a comprehensive set of molecular information from valuable clinical samples and improve the lab’s workflow efficiency. Customers can also obtain the advantages of our proprietary technologies by engaging our VERI/O laboratory for pre-clinical and clinical research-related services. We currently market several proprietary molecular profiling panels that address the needs of customers in translational research, biomarker discovery and potentially companion diagnostics. In addition, we have a focused development pipeline that includes planned panels for translational research, drug development and molecular diagnostics. Our product strategy is to develop a suite of profiling panels with initial focus in immuno-oncology and next generation pathology.

We have two primary sources of revenue: revenue from research use only (“RUO”) profiling for biopharmaceutical companies, academic research centers and molecular testing laboratories; and revenue from collaborative development services for companion diagnostic development programs for biopharmaceutical companies. RUO profiling revenue includes customer purchases of our HTG EdgeSeq instrument and related RUO assay kits, and the use of our HTG EdgeSeq instruments and RUO assay kits to process samples on the customer’s behalf in our VERI/O laboratory. Collaborative development revenue relates to services performed primarily for biopharmaceutical companies pursuant to our Master Assay Development, Commercialization and Manufacturing Agreement (“Governing Agreement”) with QIAGEN Manchester Limited (“QML”), a wholly owned subsidiary of QIAGEN N.V. Under the Governing Agreement, our HTG EdgeSeq proprietary technology is utilized to develop, seek regulatory approval for and commercialize companion diagnostic assays for biopharmaceutical drug candidates and corresponding therapeutics.

We have incurred significant losses since our inception, and we have never been profitable. We incurred net losses of $19.0 million and $26.0 million for the years ended December 31, 2017 and 2016, respectively, and had an accumulated deficit of $134.6 million as of December 31, 2017. As of December 31, 2017, we had available cash and cash equivalents totaling approximately $10.0 million and had current liabilities of approximately $13.3 million and long-term liabilities of approximately $11.0 million, primarily attributable to our NuvoGen and QNAH Convertible Note obligations.

Recent Developments

In January 2018, we entered into a third statement of work under the Governing Agreement with QML. SOW Three relates to development activities for a NGS-based clinical-trial assay (the “SOW Three Project”) in connection with a sponsor project agreement (the “Project Agreement”) between QML and a pharmaceutical company (“Pharma Three”). The SOW Three Project is one of three development programs, each for a different pharmaceutical company, announced to date under the Governing Agreement. If successfully completed, the SOW Three Project is expected to lead to subsequent assay development activities and the potential commercialization of a companion diagnostic assay for a corresponding Pharma Three drug.

In January 2018, we entered into an underwriting agreement (the “Underwriting Agreement”) with Leerink Partners LLC and Cantor Fitzgerald & Co. (“Cantor”), as representatives of the several underwriters named therein, relating to the issuance and sale in a public offering of shares of our common stock being offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-216977), previously filed with the SEC and declared effective by the SEC on April 6, 2017. On January 23, 2018, we completed an underwritten public offering of 13,915,000 shares of our common stock pursuant to the Underwriting Agreement at a price to the public of $2.90 per share, including 1,815,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares. All of the shares in the offering were sold by us. The aggregate net proceeds from the offering were approximately $37.7 million, after deducting underwriting discounts and commissions and offering expenses.

In January 2018, we and BMS amended the terms of our May 2016 collaboration agreement to increase the development fee payable by BMS to us for each of the two initial custom RUO assays contemplated by the collaboration agreement from a low six-figure dollar amount to a mid six-figure dollar amount, and to modify certain assay development requirements. We estimate that the first custom RUO assay development project under the collaboration agreement will be completed in the third quarter of 2018. If successfully completed, we believe this development project will lead to future revenue from laboratory services and/or custom RUO assay kits purchased by BMS and/or its subcontractors.

In December 2017, we entered into a Master Collaboration Agreement for translational programs with Merck KGaA. The Master Collaboration Agreement complements our Master Companion Diagnostic Agreement with Merck KGaA and includes a statement of work with EMD Serono, the biopharmaceutical business of Merck KGaA, in the United States and Canada. Under the EMD Serono statement of work, we plan to develop and manufacture a custom profiling assay to support biomarker research for six indications within Merck KGaA’s drug development pipeline. The assay is expected to be kitted for use on HTG EdgeSeq instruments acquired by Merck KGaA and/or their contract research organization partners.

Factors Affecting our Performance

Our business model has evolved and expanded in recent years primarily due to our success in the development of a biopharmaceutical customer base, entry into collaboration agreements with certain biopharmaceutical customers and changing customer demand from product sales to service offerings in our VERI/O laboratory. We believe the mix of product- and service-based revenues will continue to evolve over time as our product menu expands and, particularly, if we successfully develop one or more companion diagnostic products as a result of our work with biopharmaceutical customers. We believe that our future results of operations are dependent on several factors discussed below. While each of these areas present significant opportunities for us, they also pose significant risks and challenges that we must successfully address. See the section entitled “Risk Factors” for further discussion of these risks.

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

Customer Adoption of HTG Technology

Today we believe the primary measure of adoption for our technology is our companion diagnostic pipeline with biopharmaceutical companies discussed above. In the future, we expect increased sales of our instruments and consumables to our pharmaceutical company customers or their contractors to support their internal research and drug development efforts and, as discussed below, to other customers as we add to our assay menu and, especially, as we launch high value diagnostic, including companion diagnostic, products. We currently market and sell, on a limited and targeted basis, our research use only applications to biopharmaceutical companies, academic translational research centers and in Europe, molecular testing labs.

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

A key element of increasing adoption of our technology measured by instrument placements is our assay and panel “menu.” Menu is defined as what assays are available for use on the instruments to satisfy customer needs. To sell additional instruments, grow our installed base and drive larger consumable annuities we must develop and commercialize new assays. Our arrangements with biopharmaceutical companies are expected to generate new menu items in addition to our diagnostic development strategies in immuno-oncology and next generation pathology. As of December 31, 2017, we had an installed base of 44 HTG systems in various stages of use, including units that are under evaluation and an additional three instruments installed at third party sites in support of companion diagnostic collaborative development services projects. We remain focused on high quality instrument placements and consumable pull through as the primary indicators of commercial adoption and success in our business.

Timing and effectiveness of research and development expenses

Our spending on research and development might vary substantially from period to period due to the availability and cost of clinical samples, prioritization of research and development projects or timing of milestone payments under our technology development agreements. This variability is also related to costs incurred in our collaborative development programs, whereby the quantity of HTG EdgeSeq assay kits and instruments, third party sequencing equipment, and third party or internal labor required to complete each of the development milestones under these agreements, which costs are expensed to research and development expense in our statements of operations, may cause these expenses to vary significantly from one period to the next. We have instituted a stage-gate based method of new product development managed by our innovation council, led by our Chief Executive Officer. Program progress and priorities are assessed by time, quality and adherence to budgetary metrics at each phase of the project.

Financial Operations Overview and Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

	Years Ended December 31,		Change
	2017	2016	$	%
Revenue:
Product and product-related services	$6,797,255	$5,132,730	$1,664,525	32%
Collaborative development services	7,962,312	—	7,962,312	100%
Total revenue	14,759,567	5,132,730	9,626,837	188%
Cost of revenue	4,971,806	4,135,884	835,922	20%
Gross margin	9,787,761	996,846	8,790,915	882%
Gross margin percentage	66%	19%
Operating expenses:
Selling, general and administrative	17,513,742	17,427,777	85,965	0%
Research and development	9,996,627	7,900,311	2,096,316	27%
Total operating expenses	27,510,369	25,328,088	2,182,281	9%
Operating loss	(17,722,608)	(24,331,242)	6,608,634	(27%)
Other expense, net	(1,234,488)	(1,698,190)	463,702	(27%)
Net loss before income taxes	$(18,957,096)	$(26,029,432)	$7,072,336	(27%)

Revenue

We generate revenue from two primary sources: revenue from RUO profiling for biopharmaceutical companies, academic research centers and molecular testing laboratories; and revenue from collaborative development services for biopharmaceutical companies under our companion diagnostic development programs.

RUO profiling is currently made available to our customers through product sales and service offerings. Customers can purchase our HTG EdgeSeq instrument and related consumables, which consist primarily of our proprietary molecular profiling panels and other assay components. Customers can also access our technology through contracted services. We perform these services using our HTG EdgeSeq instruments and RUO assay kits to process samples in our VERI/O laboratory. Our proprietary technology is also used to develop custom RUO assay kits expected to generate future sample processing or RUO assay kit revenue.

In 2017, we began generating revenue from collaborative development services primarily relating to our Governing Agreement with QML. SOW One was entered into in June 2017 and SOW Two was entered into in October 2017. Under these agreements, we and QML combine our technological and commercial strengths to offer biopharmaceutical companies a complete NGS-based solution for the development, manufacture and commercialization of companion diagnostic assays in support of and in conjunction with, biopharmaceutical companies’ drug development programs.

Total revenue for the year ended December 31, 2017 increased by 188% to $14.8 million compared with total revenue of $5.1 million for the year ended December 31, 2016. The increase in total revenue was primarily driven by the initiation of collaborative development services in 2017, as well as increased demand for our RUO service offerings by our expanding customer base primarily in the United States and Europe.

Product and product-related services revenue

Product and product-related services revenue from the sale of our RUO HTG EdgeSeq instruments and consumables and from services performed for customers in our VERI/O laboratory using this proprietary RUO technology was $6.8 million compared with $5.1 million for the year ended December 31, 2016, and was comprised of the following:

	Years Ended December 31,		Change
	2017	2016	$	%
Product revenue:
Instruments	$385,143	$522,813	(137,670)	(26%)
Consumables	1,463,347	2,237,129	(773,782)	(35%)
Total product revenue	1,848,490	2,759,942	(911,452)	(33%)
Product-related services revenue:
Custom RUO assay development	419,515	235,818	183,697	78%
Sample processing	4,529,250	2,136,970	2,392,280	112%
Total product-related services revenue	4,948,765	2,372,788	2,575,977	109%
Total product and product-related services revenue	$6,797,255	$5,132,730	1,664,525	32%

Product revenue generated from the sale of our instruments and RUO assay kits for the year ended December 31, 2017 was $1.8 million compared with $2.8 million for the year ended December 31, 2016, and represented 13% and 54% of our total revenue for the years ended December 31, 2017 and 2016, respectively. The decrease in product revenue from 2017 to 2016 is primarily attributable to our focus on biopharmaceutical customers whose preference has been to access our technology via services through our VERI/O laboratory.

Service revenue, consisting of sample processing using our HTG EdgeSeq instruments and consumables and custom RUO assay development, increased from $2.4 million for the year ended December 31, 2016 to $4.9 million for the year ended December 31, 2017, and represented 35% and 46% of our total revenue for the years ended December 31, 2017 and 2016, respectively. The increase in service revenue for the period ended December 31, 2017 compared with 2016 reflects our success in growing the number of biopharmaceutical company customers who have chosen our proprietary technologies for use in their translational research and drug development programs and who prefer to gain access to our technology through purchase of our services. Our increase in service revenue reflects increased consumption of our RUO assay kits used in the processing of samples in our VERI/O laboratory. We expect our revenue mix to continue to contain a higher portion of biopharmaceutical service revenue in the near term until we enter the commercial clinical diagnostic market.

Collaborative development services revenue

Collaborative development services revenue includes services performed on newly initiated biopharmaceutical company companion diagnostic development programs using our HTG EdgeSeq proprietary technology to develop, seek regulatory approval for and commercialize clinical diagnostic assays for biopharmaceutical company drug candidates and corresponding therapeutics. Collaborative development services revenue, consisting of services performed for two large biopharmaceutical companies pursuant to SOW One and SOW Two under our Governing Agreement with QML, was approximately $8.0 million or 54% of our revenue for the year ended December 31, 2017, which included approximately $2.3 million in profit sharing payments. We had no collaborative development services revenue for the year ended December 31, 2016, as SOW One was initiated in June 2017.

Because of existing agreements with biopharmaceutical company customers (including SOW Three entered into for collaborative development services on an additional biopharmaceutical company program pursuant to our Governing Agreement with QML in January 2018) we expect our collaborative development services revenue to increase in both absolute dollars and as a percentage of total revenue for the year ending December 31, 2018. However, the amount or timing of work we perform, the timing and number of development deliverables and the timing and amount of any profit sharing payments under these agreements could result in significant variability in the timing and amount of revenue recognized in one or more fiscal periods. For example, we expect that the collaborative services revenue, and therefore our total revenue, recognized during an individual quarter within 2018 may be lower than the collaborative development services revenue and total revenue we recognized during the quarter ended December 31, 2017.

Cost of revenue and gross margin

Cost of revenue includes the aggregate costs incurred in manufacturing, delivering, installing and servicing instruments and consumables, as well as the costs incurred for services performed for customers in our VERI/O laboratory and product development group. The components of our 2017 cost of revenue are material, subcomponent and service costs, manufacturing costs incurred internally (which include direct labor costs), and equipment and infrastructure expenses associated with the manufacturing and distribution of our products. Additionally, internal costs incurred in our VERI/O laboratory and in product development, including direct labor and consumables, are included in cost of revenue. Our cost of revenue includes significant fixed costs comprised primarily of manufacturing and service headcount, field service engineers and facilities. Our facilities costs increased in 2016 with capital improvements made to our manufacturing facilities in the first quarter of 2016 to allow us to begin manufacturing our instruments internally and to improve our customer service throughput and capabilities. Due to the fixed nature of expenses associated with direct labor, equipment and infrastructure, we expect our cost of revenue as a percentage to decrease over time as we increase product and product-related services revenue, further absorbing these fixed costs.

Cost of revenue increased by $835,922, or 20%, for the year ended December 31, 2017 compared with the year ended December 31, 2016, while gross margin improved to 66% for the year ended December 31, 2017 compared to 19% for the year ended December 31, 2016. This gross margin improvement is primarily attributable to the initiation of two companion diagnostic development programs under our Governing Agreement with QML in 2017, the revenue from which is accounted for in collaborative development services revenue in our statements of operations. The development costs associated with collaborative development services revenue are included in research and development expense in our statements of operations for the year ended December 31, 2017. We anticipate variability in collaborative development services revenue from one quarter to the next. This will likely result in gross margin variability between fiscal periods. Increased sample processing services through our VERI/O laboratory for the year ended December 31, 2017 when compared to the year ended December 31, 2016 further accounted for the increase in cost of revenue year over year. Despite the year over year increase in direct material and labor costs incurred in our VERI/O laboratory to generate increased sample processing and custom RUO assay development service revenue, additional gross margin improvement is attributable to an overall increase in service revenue. This has resulted in further absorption of our fixed operating expenses which occurred in the expansion of our VERI/O laboratory staffing, facilities and equipment to accommodate the anticipated increase in demand for services when compared to prior years.

Research and development expenses

Research and development expenses represent amounts incurred to perform collaborative development services, costs to develop new proprietary panels and corresponding assays, to obtain FDA approval for our first U.S. IVD assay and to continue to develop and improve our HTG EdgeSeq platform. These expenses include payroll and related expenses, consulting expenses, laboratory supplies, facilities and equipment. Research and development costs are expensed as incurred. Research and development expenses increased by $2.1 million, or 27%, for the year ended December 31, 2017 compared with the year ended December 31, 2016. This increase is primarily due to collaborative development costs associated with biopharmaceutical customer companion diagnostic development programs initiated in 2017 under our Governing Agreement with QML, which costs are included in research and development expense in our statements of operations as the contracts are accounted for under the FASB’s guidance for collaborative arrangements. The increase in collaborative development program expenses in 2017 was partially offset by lower development costs incurred in 2017 for Project JANUS, which was suspended in the third quarter of 2016. We expect research and development costs to continue to increase in 2018 due to the continuation of our existing collaborative development programs, the addition of a third collaborative development program in January 2018 and the remaining costs expected to be incurred as we approach the fourth and final module submission of our HTG EdgeSeq ALKPlus Assay to the FDA.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of personnel costs for our sales and marketing, regulatory, legal, executive management and finance and accounting functions. The expenses also include third-party professional and consulting fees incurred by these functions, promotional expenses and facility and overhead costs for our administrative offices. Selling, general and administrative expenses remained consistent for the year ended December 31, 2017 compared with the year ended December 31, 2016.

Interest expense

As of December 31, 2017, we had an obligation due to NuvoGen in the amount of $8.0 million under an asset purchase agreement, a Growth Term Loan obligation of $5.8 million, net of discount and deferred financing costs and a $3.0 million convertible debt liability to QNAH. Interest expense and non-cash interest expense recognized for discount, deferred financing fee amortization and final fee premium amounts relating to these obligations decreased by $0.6 million for the year ended December 31, 2017 as compared with the year ended December 31, 2016. The year over year decrease was primarily the result of decreased interest incurred on the Growth Term Loan and NuvoGen obligations as the principal balances outstanding were reduced through payments made on these obligations throughout 2017.

Cash Flows for the Years Ended December 31, 2017 and 2016

The following table summarizes the primary sources and uses of cash for each of the periods presented:

	Years Ended December 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$(16,572,308)	$(22,234,208)
Investing activities	3,279,469	24,422,214
Financing activities	15,753,780	2,025,670
Increase in cash and cash equivalents	$2,460,941	$4,213,676

Operating Activities

Net cash used in operating activities for the year ended December 31, 2017 was $16.6 million and reflected (i) the net loss of $19.0 million, (ii) net non-cash items of $3.6 million, consisting primarily of stock-based compensation of $1.4 million, depreciation and amortization of $1.2 million, provision for excess inventory of $0.4 million, amortization of the discount, deferred financing costs and final payment premium on our Growth Term Loan of $0.4 million and amortization of the discount on our NuvoGen obligation of $0.2 million, and (iii) a net cash outflow from changes in balances of operating assets and liabilities of $1.2 million. This net cash outflow was due to an increase in accounts receivable attributable to our collaborative development services revenue partially offset by an increase in accrued liabilities primarily related to the accrual for our annual performance-based bonuses. The primary driver of the cash outflow from changes in balances of operating assets and liabilities was the increase in activities under SOW One and SOW Two of our QML Governing Agreement in the fourth quarter of 2017, which resulted in a significant increase in accounts receivable for monthly development fees and profit sharing payments receivable at year end for both programs.

Net cash used in operating activities for the year ended December 31, 2016 was $22.2 million and reflected (i) the net loss of $26.0 million, (ii) net non-cash items of $4.1 million, consisting primarily of depreciation and amortization of $1.5 million, amortization of the discount on our NuvoGen obligation of $0.2 million, amortization of the discount, deferred financing costs and final payment premium on our Growth Term Loan of $0.6 million, provision for excess inventory of $0.7 million, stock-based compensation of $0.9 million and accrued interest on available-for-sale securities of $0.2 million and (iii) a net cash outflow from changes in balances of operating assets and liabilities of $0.3 million. The significant items comprising the changes in balances of operating assets and liabilities were an increase of $0.7 million in accounts receivable and an increase in deferred revenue of $0.3 million due primarily to up-front payments received from development agreements entered into in 2016.

Investing Activities

Net cash provided by investing activities of $3.3 million for the year ended December 31, 2017 consisted primarily of sales, redemptions and maturities of $4.3 million of our remaining available-for-sale securities. This was partially offset by investments in laboratory sample processing and automation equipment of $1.0 million.

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

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2017 of $15.8 million consisted primarily of $19.9 million in net proceeds from our ATM Offering and $3.0 million of proceeds from the QNAH Convertible Note, partially offset by $6.4 million in payments on our Growth Term Loan balance and $0.8 million in quarterly payments made on our NuvoGen obligation.

Net cash provided by financing activities for the year ended December 31, 2016 of $2.0 million included $5.0 million from the draw of our Term Loan B availability in March 2016 to fund ongoing business operations and $2.0 million in proceeds from an investment in our common stock by a strategic investor, partially offset by $4.4 million in payments on our Growth Term Loan balance, as principal payments resumed in April 2016, and $0.6 million in quarterly payments made on our NuvoGen obligation.

Liquidity and Capital Resources

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock, the incurrence of debt, cash received from product, service and collaborative development services revenue and other income. As of December 31, 2017, we had $10.0 million of cash and cash equivalents and $16.9 million of debt outstanding on our Growth Term Loan, NuvoGen, capital lease and QNAH Convertible Note obligations.

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

Pursuant to our Controlled Equity Offering Sales Agreement with Cantor, we offered and sold, through Cantor as our sales agent, 5,733,314 shares of our common stock for gross total proceeds of approximately $21.1 million through January 2018, under our Registration Statement on Form S-3 (File No. 333-216977) and a prospectus supplement thereunder, as amended. All shares of common stock pursuant to the agreement with Cantor were made by a method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act.

Pursuant to an underwriting agreement with Leerink Partners LLC and Cantor, as representatives of the other underwriters of the agreement, we offered and sold 13,915,000 shares of our common stock at a price of $2.90 per share, including 1,815,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares in January 2018. The aggregate net proceeds from the offering were approximately $37.7 million, after deducting the underwriting discounts and commissions and offering expenses. The shares of common stock described above were offered by the Company pursuant to a Registration Statement on Form S-3 (File No. 333‑216977) previously filed with the SEC and declared effective by the SEC on April 6, 2017, and a prospectus supplement thereunder.

Funding Requirements

We have had recurring operating losses and negative cash flows from operations since inception, and we had an accumulated deficit of approximately $134.6 million as of December 31, 2017. As of December 31, 2017, we had available cash and cash equivalents of approximately $10.0 million, and had current liabilities of approximately $13.3 million plus an additional $11.0 million in long-term liabilities primarily attributable to our Growth Term Loan, NuvoGen obligation and QNAH Convertible Note. Including additional funding generated from our public offering in January 2018, we believe that our existing resources will be sufficient to fund our planned operations for at least the next 12 months from the issuance of these financial statements. However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.

Until our revenue reaches a level sufficient to support self-sustaining cash flows, if ever, we may need to raise additional capital to fund our continued operations, including our product development and commercialization activities related to our current and future products. Future funding requirements will depend on a number of factors, including our ability to generate significant revenue, our ability to repay our debt obligations as they become due, the cost and timing of establishing additional sales, marketing and distribution capabilities, the ongoing cost of research and development activities, the cost and timing of regulatory clearances and approvals, the effect of competing technology and market developments, the nature and timing of companion diagnostic development collaborations we may establish and the successful commercialization of clinical diagnostic products developed and approved as a result of such collaborations and the extent to which we acquire or invest in businesses, products and technologies.

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

Contractual Obligations

The following table summarizes our contractual obligation as of December 31, 2017:

	Payments due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Debt obligations (1)	$17,279,133	$6,510,143	$4,470,247	$1,200,000	$5,098,743
Operating lease obligations (2)	1,628,578	527,269	1,101,309	—	—
Capital lease obligations (3)	82,820	58,460	24,360	—	—
Total contractual obligations	$18,990,531	$7,095,872	$5,595,916	$1,200,000	$5,098,743

(1)

Our debt obligations include amounts due to NuvoGen under an asset purchase agreement and, beginning in 2018, includes 2.5% interest on the then-remaining obligation. Beginning in 2018, we are obligated to pay the greater of $400,000 or 6% of sales until the obligation is paid in full. The table reflects remaining minimum principal payments due to NuvoGen on the remaining obligation at December 31, 2017, although actual payments could be significantly more than provided in the table to the extent that 6% of revenue exceeds $400,000. Our debt obligations further include our remaining contractual obligations pursuant to the Growth Term Loan with Oxford Finance LLC and Silicon Valley Bank entered into in 2014 and amended in 2015 and 2016. The table above includes contractual interest payments and a final premium fee relating to this loan. Refer to Note 8 of our audited financial statements in Item 8 for payments due under the Growth Term Loan. The QNAH Convertible Note is also included in our debt obligations as of December 31, 2017. The table reflects the principal balance on the QNAH Convertible Note of $3,000,000 and interest at 3.0% per annum assuming that the balance will be paid upon maturity in October 2020 and not previously converted by QNAH into shares of our common stock prior to maturity.

(2)	Our operating lease obligations consist of the leases for our laboratory and office facilities in Tucson, AZ expiring in 2021, as well as office copier leases.
(3)	Our capital lease obligations consist of several computer equipment leases which were entered into on various dates between December 2012 and December 2017.

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

Revenue Recognition

We recognize revenue from the sale of instruments, consumables, sample processing, custom RUO assay development and collaborative development services when the following four basic criteria are met: (1) a contract has been entered into with a customer or persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed or determinable, and (4) collectability is reasonably assured.

We account for contracts which combine one or more services, or services with sales of products or consumables as multiple element arrangements under ASC 605-25, as described under product and product-related services revenue below. Anticipated losses, if any, on contracts are charged to earnings as soon as they are identified. Anticipated losses cover all costs allocable to contracts. Revenue arising from claims or change orders is recorded either as income or as an offset against a potential loss only when the amount of the claim can be estimated and its realization is probable.

Product and Product-related Services Revenue

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

We provide instruments to customers under reagent rental agreements. Under these agreements, we install instruments in the customer’s facility without a fee and the customer agrees to purchase consumable products at a stated price over the term of the agreement. We have included a minimum purchase requirement in all of our existing reagent rental agreements and will continue to do so on future agreements. Terms range from several months to multiple years and may automatically renew in several month or multiple year increments unless either party notifies the other in advance that the agreement will not renew. This represents a multiple element arrangement and because all consideration under the reagent rental agreement is contingent on the sale of consumables, no consideration is allocated to the instrument and no revenue is recognized upon installation of the instrument. The cost of the instrument under the agreement is expected to be recovered in the fees charged for consumables, to the extent sold, over the term of the agreement.

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

Service revenue

Custom RUO Assay Development

We enter into custom RUO assay development agreements that may generate up-front fees and subsequent payments which might be earned upon completion of design process phases. We are able to estimate the total cost of services under these arrangements and recognize revenue using a proportional performance revenue recognition model, under which revenue is recognized as performance occurs based on the delivery of the relative outputs under the respective agreement. Costs incurred to date compared to total expected costs is used to determine proportional performance, as this is considered to be representative of the delivery of outputs under the arrangements. Revenue recognized at any point in time is limited to cash that we have received and amounts contractually due. Changes in estimates of total expected costs are accounted for prospectively as a change in estimate.

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

Collaborative Development Services

We follow ASC 605-25, Revenue Recognition – Multiple-Element Arrangements and ASC 808, Collaborative Arrangements to determine the appropriate recognition of revenue under our collaborative research, development and commercialization agreements that contain multiple elements. These multiple elements, or deliverables, may include access to our technology through grants of licenses to its intellectual property, research and development services and participation in joint development steering committees, amongst others. The payments we receive under these arrangements typically include one or more of the following: non-refundable up-front fees, monthly development service fees, milestone payments upon acceptance of contract deliverables or profit sharing payments for completed contract milestones. From period to period, collaborative development services revenue can fluctuate significantly based on the achievement of development-related milestones and the timing and number of development-related milestones in the project plan.

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

Inventory Valuation

Inventory consists of raw materials and finished goods which are stated at the lower of cost (first-in, first-out) or net realizable value. We reserve or write down inventory for estimated obsolescence, inventory in excess of reasonably expected near term sales or unmarketable inventory, in an amount equal to the difference between the cost of inventory and the estimated market value, based upon assumption about future demand and market conditions. If actual market conditions are less favorable than those projected, additional inventory adjustments may be required. Inventory impairment charges establish a new cost basis for inventory and charges are not reversed subsequently to income, even if circumstances later suggest that increased carrying amounts are recoverable.

Stock-Based Compensation

We recognize compensation costs related to stock-based payments to employees, including grants under our equity incentive plans of stock options and restricted stock units (“RSUs”) and stock purchase rights granted under our ESPP, based on the estimated fair value of the awards on the date of grant. The fair value of RSUs is based on the quoted market price of our common stock on the date of grant. With the adoption of guidance in ASU No. 2016-09 effective January 1, 2017, we elected to change our policy surrounding forfeitures such that we no longer estimate the number of awards expected to be forfeited but instead we account for them as they occur. The fair value of ESPP rights and stock options granted pursuant to our equity incentive plans is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value using the Black-Scholes option pricing model is affected by the fair value of our common stock and several assumptions, including volatility, expected term, risk-free interest rate and dividend yield. Generally, these assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. These estimates involve inherent uncertainties. Changes to the assumptions that we have used in the Black-Sholes option pricing model could significantly impact the compensation expense that has been recognized in our statements of operations. If we had made different assumptions, our stock-based compensation expense, net loss and net loss per share of common stock could have been significantly different.

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts and tax base of assets and liabilities using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established against net deferred tax assets for the uncertainty it presents of our ability to use the net deferred tax assets, in this case, primarily carryforwards of net operating tax losses and research and development tax credits. In assessing the realizability of net deferred tax assets we have assessed the likelihood that net deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not “more likely than not” or there is an insufficient history of operating profits, a valuation allowance is established. We record the valuation allowance in the period we determine that it is not more likely than not that net deferred tax assets will be realized. For the years ended December 31, 2017 and 2016, we have provided a full valuation allowance for all net deferred tax assets due to their current realization being considered remote in the near term. Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement. The 2017 Tax Act, which was signed into law on December 22, 2017, significantly revises the IRC. For further information as to its impact on our financial statements see “Note 14. Income Taxes” in Part II, Item 8, Notes to Financial Statements.

Emerging Growth Company Status

We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $10.0 million at December 31, 2017, which consist of bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Our debt is at fixed interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

HTG Molecular Diagnostics, Inc.

Tucson, Arizona

Opinion on the Financial Statements

We have audited the accompanying balance sheets of HTG Molecular Diagnostics, Inc. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2014.

Phoenix, Arizona

March 22, 2018

HTG Molecular Diagnostics, Inc.

Balance Sheets

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$9,968,600	$7,507,659
Short-term investments available-for-sale, at fair value	—	4,304,901
Accounts receivable	6,356,268	1,377,441
Inventory, net of allowance of $62,142 at December 31, 2017 and $270,307 at December 31, 2016	1,180,521	1,511,053
Prepaid expenses and other	443,068	433,328
Total current assets	17,948,457	15,134,382
Deferred offering costs	2,953	49,630
Property and equipment, net	3,304,890	3,270,197
Total assets	$21,256,300	$18,454,209

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,438,798	$761,663
Accrued liabilities	3,746,786	1,670,286
Deferred revenue - current	665,882	335,659
NuvoGen obligation - current	496,442	604,751
Term loan payable - current, net of discount and debt issuance costs of $64,807 at December 31, 2017 and $0 at December 31, 2016	5,793,599	6,389,782
Other current liabilities	200,460	258,850
Total current liabilities	13,341,967	10,020,991
Term loan payable - non-current, net of discount and debt issuance costs of $0 at December 31, 2017 and $263,378 at December 31, 2016	—	5,389,137
NuvoGen obligation - non-current, net of discount	7,520,913	8,017,356
Convertible note, related party - net of debt issuance costs	2,960,760	—
Other non-current liabilities	492,197	619,587
Total liabilities	24,315,837	24,047,071
Commitments and Contingencies (Note 13)
Stockholders’ deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2017 and December 31, 2016; 13,929,763 shares issued and outstanding, at December 31, 2017; 7,939,967 and 7,938,571 shares issued and outstanding, respectively, at December 31, 2016	13,929	7,938
Additional paid-in-capital	131,492,595	110,081,334
Treasury stock, no shares as of December 31, 2017 and 1,396 shares as of December 31, 2016	—	(75,000)
Accumulated other comprehensive loss	—	(1,090)
Accumulated deficit	(134,566,061)	(115,606,044)
Total stockholders’ deficit	(3,059,537)	(5,592,862)
Total liabilities and stockholders' deficit	$21,256,300	$18,454,209

The accompanying notes are an integral part of these financial statements.

HTG Molecular Diagnostics, Inc.

Statements of Operations

	Years Ended December 31,
	2017	2016
Revenue:
Product and product-related services	$6,797,255	$5,132,730
Collaborative development services	7,962,312	—
Total revenue	14,759,567	5,132,730
Cost of revenue	4,971,806	4,135,884
Gross margin	9,787,761	996,846
Operating expenses:
Selling, general and administrative	17,513,742	17,427,777
Research and development	9,996,627	7,900,311
Total operating expenses	27,510,369	25,328,088
Operating loss	(17,722,608)	(24,331,242)
Other income (expense):
Interest expense	(1,307,674)	(1,867,466)
Interest income	73,178	112,413
Other income	8	56,863
Total other income (expense)	(1,234,488)	(1,698,190)
Net loss before income taxes	(18,957,096)	(26,029,432)
Provision for income taxes	2,921	10,118
Net loss	$(18,960,017)	$(26,039,550)
Net loss per share, basic and diluted	$(1.79)	$(3.66)
Shares used in computing net loss per share, basic and diluted	10,597,318	7,113,075

The accompanying notes are an integral part of these financial statements.

HTG Molecular Diagnostics, Inc.

Statements of Comprehensive Loss

	Years Ended December 31,
	2017	2016
Net loss	$(18,960,017)	$(26,039,550)
Other comprehensive income, net of tax effect:
Unrealized gain on short and long-term investments	1,090	40,267
Comprehensive loss	$(18,958,927)	$(25,999,283)

The accompanying notes are an integral part of these financial statements.

HTG Molecular Diagnostics, Inc.

Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2015	6,844,242	$6,844	$106,569,405	$(75,000)	$(41,357)	$(89,566,494)	$16,893,398
Stock issued for payment of 2015 annual bonus	133,179	133	364,777	—	—	—	364,910
Exercise of stock options	11,093	11	23,840	—	—	—	23,851
Stock-based compensation expense	—	—	903,547	—	—	—	903,547
Vesting of restricted stock units	36,762	37	—	—	—	—	37
Employee stock purchase plan	79,962	80	273,138	—	—	—	273,218
Stock issued for private investment	833,333	833	1,824,167	—	—	—	1,825,000
Growth Term Loan B warrant discount	—	—	122,460	—	—	—	122,460
Net loss	—	—	—	—	—	(26,039,550)	(26,039,550)
Other comprehensive income	—	—	—	—	40,267	—	40,267
Balance at December 31, 2016	7,938,571	$7,938	$110,081,334	$(75,000)	$(1,090)	$(115,606,044)	$(5,592,862)
Exercise of stock options	41,815	42	112,096	—	—	—	112,138
Stock-based compensation expense	—	—	1,376,633	—	—	—	1,376,633
Vesting of restricted stock units	336,333	336	—	—	—	—	336
Stock issued under stock purchase plan	141,082	141	325,526	—	—	—	325,667
Issuance of common stock from ATM Offering, net of issuance costs of $0.8 million	5,471,962	5,472	19,672,006	—	—	—	19,677,478
Retirement of treasury stock	—	—	(75,000)	75,000	—	—	—
Net loss	—	—	—	—	—	(18,960,017)	(18,960,017)
Other comprehensive income	—	—	—	—	1,090		1,090
Balance at December 31, 2017	13,929,763	$13,929	$131,492,595	$-	$-	$(134,566,061)	$(3,059,537)

The accompanying notes are an integral part of these financial statements.

HTG Molecular Diagnostics, Inc.

Statements of Cash Flows

	Years Ended December 31,
	2017	2016
Operating activities
Net loss	$(18,960,017)	$(26,039,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,241,873	1,473,778
Accretion of discount on NuvoGen obligation	195,248	206,985
Provision for excess inventory	366,963	723,466
Amortization of Growth Term Loan discount and issuance costs	404,462	551,121
Amortization of QNAH Convertible Note issuance costs	1,269	—
Stock-based compensation expense	1,376,969	903,584
Employee stock purchase plan expense	59,118	98,544
Accretion of incentive from landlord	(142,000)	(130,167)
Accrued interest on available-for-sale securities investments	—	172,045
Loss on disposal of assets	81,539	98,685
Changes in operating assets and liabilities:
Accounts receivable	(4,978,827)	(661,195)
Inventory	77,176	(33,218)
Prepaid expenses and other	(3,749)	11,889
Deferred offering costs	49,630	—
Accounts payable	1,225,954	10,073
Accrued liabilities	2,076,500	119,928
Deferred revenue	355,584	259,824
Net cash used in operating activities	(16,572,308)	(22,234,208)
Investing activities
Purchase of property and equipment	(1,020,531)	(1,946,515)
Sales, redemptions and maturities of available-for-sale securities	4,300,000	29,750,000
Purchase of available-for-sale securities	—	(3,381,271)
Net cash provided by investing activities	3,279,469	24,422,214
Financing activities
Proceeds from issuance of convertible note to QNAH, a related party	3,000,000	—
QNAH Convertible Note financing costs	(40,509)	—
Proceeds from Growth Term Loan	—	5,000,000
Payments on Growth Term Loan	(6,389,782)	(4,446,396)
Proceeds from ATM Offering, net	19,908,954	—
ATM Offering costs	(231,476)	—
Proceeds from private investor	—	2,000,000
Payments on NuvoGen obligation	(800,000)	(543,750)
Payments on capital leases	(69,142)	(133,079)
Proceeds from exercise of stock options	112,138	23,851
Proceeds from shares purchased under the stock purchase plan	266,549	174,674
Payment of deferred offering costs	(2,952)	(49,630)
Net cash provided by financing activities	15,753,780	2,025,670
Increase in cash and cash equivalents	2,460,941	4,213,676
Cash and cash equivalents at beginning of year	7,507,659	3,293,983
Cash and cash equivalents at end of year	$9,968,600	$7,507,659
Noncash investing and financing activities
Fixed asset purchases payable and accrued at year end	$477,966	$26,785
Carrying value of demonstration units transferred from property and equipment to inventory	113,607	—
Stock issued for settlement of accrued bonus	—	(364,910)
Purchase of property and equipment under capital lease	—	227,147
Incentive from landlord	—	710,000
Retirement of treasury stock	75,000	—
Supplemental cash flow information
Cash paid for interest	$698,065	$1,109,359
Cash paid for taxes	1,967	7,090

The accompanying notes are an integral part of these financial statements.

HTG Molecular Diagnostics, Inc.

Notes to Financial Statements

Note 1. Description of Business

HTG Molecular Diagnostics, Inc. (the “Company”) is a provider of instruments, reagents and services for molecular profiling applications. The Company derives revenue from sales of its HTG EdgeSeq automation system and integrated next-generation sequencing-based HTG EdgeSeq assays, from services including sample processing and custom research use only (“RUO”) assay development and from collaborative development services.

The Company operates in one segment and its customers are located primarily in the United States and Europe. For the year ended December 31, 2017, approximately 67% of the Company’s revenue was generated from sales originated by customers located outside of the United States, compared with 16% for the year ended December 31, 2016. The increase in sales to customers located outside of the United States is primarily the result of collaborative development services revenue generated from the Master Assay Development, Commercialization and Manufacturing Agreement (the “Governing Agreement”), with QIAGEN Manchester Limited (“QML”), a wholly owned subsidiary of QIAGEN N.V. (See Note 15), which accounted for 80% of sales to customers located outside of the United States.

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

Going Concern and Liquidity

The Company implemented the criteria of Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, in the first quarter of 2016. In accordance with this guidance, management has assessed the Company’s ability to continue as a going concern within one year of the filing date of this Annual Report on Form 10‑K with the Securities and Exchange Commission (“SEC”). The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has had recurring operating losses and negative cash flows from operations since its inception and has an accumulated deficit of approximately $134.6 million. As of December 31, 2017, the Company had available cash and cash equivalents of approximately $10.0 million, and had current liabilities of approximately $13.3 million plus an additional $11.0 million in long-term liabilities. The Company’s liability balance is primarily attributable to its asset-secured growth capital term loan with Oxford Finance, LLC and Silicon Valley Bank (the “Growth Term Loan”), an obligation to NuvoGen Research, LLC (“NuvoGen”) and a subordinated convertible promissory note with QIAGEN North American Holdings, Inc. (the “QNAH Convertible Note”). Although the Company believed that the circumstances existing as of December 31, 2017 gave rise to substantial doubt about the Company’s ability to continue as a going concern, the Company successfully completed an underwritten public offering of 13,915,000 shares of its common stock at a price of $2.90 per share on January 23, 2018 (see Note 16). The aggregate net proceeds from the offering were approximately $37.7 million, after deducting underwriting discounts and commissions and offering expenses. After consideration of the net proceeds received in the offering, the Company believes that the substantial doubt that existed as of December 31, 2017 has been alleviated and there is no longer substantial doubt about the Company’s ability to continue as a going concern for at least the next 12 months from the issuance of the financial statements included in this Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory. The standard requires inventory within the scope of the ASU to be measured using the lower of cost and net realizable value. The changes apply to all types of inventory, except those measured using last-in, first-out (“LIFO”) method or the retail inventory method, and are intended to more clearly articulate the requirements for the measurement and disclosure of inventory and to simplify the accounting for inventory by eliminating the notions of replacement cost and net realizable value less a normal profit margin. The standard was effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. The Company adopted this guidance effective January 1, 2017. The Company previously measured its inventory at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method. The adoption of the guidance did not have a material impact on the Company’s financial statements.

In April 2016, the FASB issued ASU No. 2016-09, Share-Based Payment: Simplifying the Accounting for Share-Based Payments. The standard addresses several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard was effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. The Company adopted this guidance effective January 1, 2017. Excess tax benefits recorded upon adoption of this standard are not material to the balance sheets. The elimination of the APIC pool affects the treasury stock method used to calculate weighted average shares outstanding; however, the impact of this change was not material. The Company elected to change its policy concerning potential forfeitures of employee share-based awards, and beginning January 1, 2017, the Company no longer estimates the number of awards expected to be forfeited but instead accounts for forfeitures as they occur. The Company implemented this portion of the guidance using a modified retrospective approach. The cumulative adjustment was not material to additional paid-in capital. Other provisions of ASU 2016‑09 had no impact on the Company’s financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include revenue recognition, stock-based compensation expense, bonus accrual, income tax valuation allowances, recovery of long‑lived assets, inventory obsolescence and inventory valuation. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents consist of cash on deposit with financial institutions, money market instruments and high credit quality corporate debt securities purchased with a term of three months or less.

Accounts Receivable

Accounts receivable represent valid claims against debtors. Management reviews accounts receivable regularly to determine, using the specific identification method, if any receivable amounts will potentially be uncollectible and to estimate the amount of allowance for doubtful accounts necessary to reduce accounts receivable to its estimated net realizable value. There were no receivable amounts requiring an allowance for doubtful accounts as of December 31, 2017 or December 31, 2016.

Investments

The Company classifies its debt securities as available-for-sale, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive loss, net of tax. Realized gains, realized losses and declines in value of securities judged to be other-than-temporary, are included in other income (expense) within the accompanying statements of operations. The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Interest earned on all securities is included in other income (expense) within the accompanying statements of operations. Investments in securities with maturities of less than one year, or where management’s intent is to use the investments to fund current operations, or to make them available for current operations, are classified as short-term investments.

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

The carrying value of financial instruments classified as current assets and current liabilities approximate fair value due to their liquidity and short-term nature. Investments that are classified as available-for-sale are recorded at fair value, which was determined using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The QNAH Convertible Note is an obligation to a greater than 5% common stockholder of the Company (see Note 15). As of December 31, 2017, the estimated aggregate fair value of the QNAH Convertible Note is approximately $2.8 million. The fair value estimate is based on the note’s discounted cash flows and estimated option value of the conversion terms. The estimated fair value of the QNAH Convertible Note represents a Level 3 measurement. The NuvoGen obligation is an obligation relating to an asset purchase transaction with a then-common stockholder of the Company. Although the obligation is considered a financial instrument, the Company is unable to reasonably determine its fair value as the remaining payments due under the obligation will be made at the greater of a minimum quarterly payment or 6% of revenue, causing variability in the timing and amount of payments and the term of the remaining obligation.

Inventory, net

Inventory, consisting of raw materials, work in process and finished goods, is stated at the lower of cost (first-in, first-out) or net realizable value. Cost is determined using a standard cost system, whereby the standard costs are updated periodically to reflect current costs and net realizable value represents the lower of replacement cost or estimated net realizable value. The Company reserves or writes down its inventory for estimated obsolescence or inventory in excess of reasonably expected near term sales or unmarketable inventory, in an amount equal to the difference between the cost of inventory and the estimated market value, based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. Inventory impairment charges establish a new cost basis for inventory and charges are not reversed subsequently to income, even if circumstances later suggest that increased carrying amounts are recoverable.

The reserve for shrinkage and excess inventory was 62,142 and $270,307 as of December 31, 2017 and 2016, respectively. Inventory of $208,112 and 167,100 was written off directly to cost of revenue in the accompanying statements of operations for the years ended December 31, 2017 and 2016, respectively.

Equipment that is under evaluation for purchase remains in inventory as the Company maintains title to the equipment throughout the evaluation period. The period of time customers use to evaluate the Company’s equipment generally ranges from 90 to 180 days, and in certain circumstances the evaluation period may need to be extended beyond that period. However, in no case will the evaluation period exceed one year. If the customer has not purchased the equipment or entered into a reagent rental agreement with the Company after evaluating the product for one year, the equipment is returned to the Company or the customer is allowed to continue use of the equipment, in which case the equipment is written off to selling, general and administrative expense in the accompanying statement of operations. HTG EdgeSeq instruments at customer locations under evaluation agreements are included in finished goods inventory. Finished goods inventory under evaluation as of December 31, 2017 was $53,365 compared to $185,557 as of December 31, 2016.

Property and Equipment, net

Property and equipment are stated at historical cost and depreciated over their useful lives, which range from three to five years, using the straight-line method. Equipment used in the field is amortized using the straight-line method over the lesser of the period of the related reagent rental or collaborative development services agreement where applicable or the estimated useful life. Leasehold improvements are amortized using the straight-line method over the lesser of the remaining lease term or the estimated useful life.

Certain leasehold improvements constructed by the landlord of the Company’s Tucson, AZ facilities as an incentive for the Company to extend its leases are included in leasehold improvements on the balance sheets as of December 31, 2017. The total cost of the improvements constructed by the landlord of $710,000 was capitalized when construction was completed in February 2016, and is being amortized over the remaining term of the lease agreement. The incentive of $710,000 has been recognized as deferred rent within other current liabilities and other liabilities on the balance sheets and is being accreted over the lease term as a reduction of rent expense (see Note 13).

Depreciation and leasehold improvement amortization expense was $1,241,873 for the year ended December 31, 2017, and $1,473,778 for the year ended December 31, 2016.

Costs incurred in the development and installation of software for internal use and in the development of the Company’s website are expensed or capitalized, depending on whether they are incurred in the preliminary project stage (expensed), application development stage (capitalized), or post-implementation stage (expensed). Amounts capitalized following project completion are amortized on a straight-line basis over the useful life of the developed asset, which is generally three years.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flow, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Although the Company has accumulated losses since inception, the Company believes the future cash flows will be sufficient to exceed the carrying value of the Company’s long-lived assets. There were no impairments of long-lived assets during the years ended December 31, 2017 and 2016.

Deferred Financing Costs and Debt Discounts

Certain costs incurred in connection with the Growth Term Loans and the QNAH Convertible Note have been deferred and are being amortized.

Debt issuance costs and debt discount relating to the Growth Term Loans are being presented as a direct reduction of term loan payable – current, net of discount and debt issuance costs as of December 31, 2017 and as a direct reduction of term loan payable – non-current, net of discount and debt issuance costs as of December 31, 2016 in the accompanying balance sheets. Debt issuance costs and debt discount are being amortized over the term of the Growth Term Loans using the effective interest method. The Company has recorded approximately $6,269 and $24,909 of Growth Term Loans deferred financing costs in the accompanying balance sheets as of December 31, 2017 and 2016, respectively. Deferred financing cost amortization expense relating to the Growth Term Loans for the years ended December 31, 2017 and 2016 was $18,640 and $27,468, respectively, and is included in interest expense in the accompanying statements of operations. The Company has recorded approximately $58,538 and $238,469 of discounts associated with Growth Term Loan A and Growth Term Loan B in the accompanying balance sheets as of December 31, 2017 and 2016, respectively. Amortization of the discounts associated with the Growth Term Loans totaled $179,931 and $249,868 for the years ended December 31, 2017 and 2016, and is included in interest expense in the accompanying statements of operations.

Debt issuance costs of $39,240 relating to the QNAH Convertible Note are being presented as a direct reduction of Convertible Note, related party – net of debt issuance costs as of December 31, 2017. There was no QNAH Convertible Note liability or related financing costs as of December 31, 2016. Deferred financing cost amortization relating to the QNAH Convertible Note for the years ended December 31, 2017 and 2016 was $1,269 and $0, respectively, and is included in interest expense in the accompanying statements of operations.

Deferred Offering Costs

Deferred offering costs represent legal and other direct costs related to stock offering transactions. Deferred offering costs of $2,953 included as current assets in the accompanying balance sheets as of December 31, 2017 represent legal costs incurred during the year ended December 31, 2017 by the Company in contemplation of the issuance of additional shares in a future financing transaction. There were deferred offering costs of $49,630 included in the accompanying balance sheets as of December 31, 2016.

Deferred Revenue

Deferred revenue represents cash receipts for products or services to be provided in future periods, including up-front fees received relating to custom RUO assay development and sample processing services and collaboration development services. When products are delivered or data is provided to customers for sample processing services rendered, deferred revenue is recognized as earned. Up-front fees received for custom RUO assay development and collaborative development services are recognized as development procedures are completed and outputs are produced on a proportional performance basis.

Revenue Recognition

The Company recognizes revenue from the sale of instruments, consumables, sample processing, custom RUO assay development and collaboration services when the following four basic criteria are met: (1) a contract has been entered into with a customer or persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed or determinable, and (4) collectability is reasonably assured.

Contracts which combine one or more services, or services with sales of products or consumables are accounted for as multiple element arrangements under ASC 605-25, as described under product and product-related services revenue below. Anticipated losses, if any, on contracts are charged to earnings as soon as they are identified. Anticipated losses cover all costs allocable to contracts. Revenue arising from claims or change orders is recorded either as income or as an offset against a potential loss only when the amount of the claim can be estimated and its realization is probable.

Product and Product-related Services Revenue

The Company had product and product-related services revenue consisting of revenue from the sale of instruments and consumables and the use of the HTG EdgeSeq proprietary technology to process samples and develop custom RUO assays for the years ended December 31, 2017 and 2016 as follows:

	Years Ended December 31,
	2017	2016
Product revenue:
Instruments	$385,143	$522,813
Consumables	1,463,347	2,237,129
Total product revenue	1,848,490	2,759,942
Product-related services revenue:
Custom RUO assay development	419,515	235,818
Sample processing	4,529,250	2,136,970
Total product-related services revenue	4,948,765	2,372,788
Total product and product-related services revenue	$6,797,255	$5,132,730

Sale of instruments and consumables

Instrument product revenue is generally recognized upon installation and calibration of the instrument by field service engineers, unless the customer has specified any other acceptance criteria. The sale of instruments and related installation and calibration are considered to be one unit of accounting, as instruments are required to be professionally installed and calibrated before use. Installation generally occurs within one month of shipment.

Consumables are considered to be separate units of accounting as they are sold separately from instruments. Consumables revenue is recognized upon transfer of ownership. The Company’s standard terms and conditions provide that no right of return exists for instruments or consumables, unless replacement is necessary due to delivery of defective or damaged products. Shipping and handling fees charged to the Company’s customers for instruments and consumables shipped are included in the accompanying statements of operations as part of product and product-related service revenue. Shipping and handling costs for sold products shipped to the Company’s customers are included on the accompanying statements of operations as part of cost of revenue.

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

The Company offers customers the opportunity to purchase separately-priced extended warranty contracts to provide for service upon conclusion of the standard one-year warranty period. The revenue from these contracts is recorded as a component of deferred revenue in the balance sheets at the inception of the contract. Extended warranty product revenue is recognized over the contract service period as part of product and product-related services revenue on the accompanying statements of operations.

Service Revenue

Custom RUO Assay Development

The Company enters into custom RUO assay development agreements that may generate up-front fees and subsequent payments which might be earned upon completion of design process phases. The Company is able to estimate the total cost of services under these arrangements and recognizes revenue using a proportional performance revenue recognition model, under which revenue is recognized as performance occurs based on the delivery of the relative outputs under the respective agreement. Costs incurred to date compared to total expected costs are used to determine proportional performance, as this is considered to be representative of the delivery of outputs under the arrangements. Revenue recognized at any point in time is limited to cash received and amounts contractually due. Changes in estimates of total expected costs are accounted for prospectively as a change in estimate. From period to period, custom RUO assay development revenue can fluctuate substantially based on the completion of development-related phases.

Sample Processing Services

The Company also provides sample processing services and molecular profiling of retrospective cohorts for its customers through its VERI/O laboratory, whereby the customer provides samples to be processed using HTG EdgeSeq technology specified in the order. Customers are charged a per sample fee for sample processing services which is recognized as revenue upon delivery of a data file to the customer showing the results of testing, and completing delivery of the agreed upon service.

Collaborative Development Services

The Company follows ASC 605-25, Revenue Recognition – Multiple-Element Arrangements and ASC 808, Collaborative Arrangements to determine the appropriate recognition of revenue for its collaborative development services. Collaborative development services revenue includes services performed by the Company on biopharmaceutical company companion diagnostic development programs using its HTG EdgeSeq proprietary technology to develop, seek regulatory approval for and commercialize companion diagnostics for biopharmaceutical company drug candidates and corresponding therapeutics. These agreements often contain multiple elements, or deliverables, which may include access to the Company’s technology through grants of licenses to its intellectual property, research and development services and participation in joint development steering committees, amongst others. The payments the Company receives under these arrangements typically include one or more of the following: non-refundable up-front fees, monthly development service fees, milestone payments upon acceptance of contract deliverables or profit sharing payments for completed contract milestones. From period to period, collaborative development services revenue can fluctuate substantially based on the achievement of development-related milestones and the timing and number of development-related milestones in the project plan.

Product Warranty

The Company generally provides a one-year warranty on its HTG EdgeSeq systems covering the performance of system hardware and software in conformance with customer specifications under normal use and protecting against defects in materials and workmanship. The Company may, at its option, replace, repair or exchange products covered under valid warranty claims. A provision for estimated warranty costs is recognized at the time of sale, through cost of revenue, based upon recent historical experience and other relevant information as it becomes available. The Company continuously assesses the adequacy of its product warranty accrual by reviewing actual claims and adjusts the provision as needed.

Research and Development Expenses

Research and development expenses represent costs incurred internally for research and development activities and costs incurred externally to fund research activities. These costs include those generated through research and development efforts for the improvement and expansion of the Company’s proprietary technology and product offerings as well as those related to third-party collaborative development agreements, for which related revenue is included in collaborative development services revenue in the accompanying statements of operations.

Advertising

All costs associated with advertising and promotions are expensed as incurred. Advertising expense was $245 and $49,022 for the years ended December 31, 2017 and 2016, respectively, and is included as a component of selling, general and administrative expenses on the accompanying statements of operations.

Stock-Based Compensation

The Company incurs stock-based compensation expense relating to grants under its equity incentive plans of restricted stock units (“RSUs”) and stock options to employees, consultants and non-employee directors, and stock purchase rights granted under its employee stock purchase plan (“ESPP”).

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

The Company elected to change its policy surrounding forfeitures of equity awards with the adoption of the guidance in ASU No. 2016-09 on January 1, 2017. The Company no longer estimates the number of awards expected to be forfeited but instead accounts for such forfeitures as they occur.

For stock-based awards to consultants, the fair value of the stock-based award is used to measure the transaction, as the Company believes this to be a more reliable measure of fair value than the services received. The fair value of each award is remeasured at each measurement date until performance by the nonemployee is complete. Stock-based compensation to nonemployees is recognized as expense over the requisite service period, which is generally the vesting period for awards, on a straight-line basis.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts and tax base of assets and liabilities using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established against net deferred tax assets for the uncertainty it presents of the Company’s ability to use the net deferred tax assets, in this case, primarily carryforwards of net operating tax losses and research and development tax credits. In assessing the realizability of net deferred tax assets the Company has assessed the likelihood that net deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not “more likely than not” or there is an insufficient history of operating profits, a valuation allowance is established. The Company records the valuation allowance in the period the Company determines that it is not more likely than not that net deferred tax assets will be realized. For the years ended December 31, 2017 and 2016, the Company has provided a full valuation allowance for all net deferred tax assets due to their current realization being considered remote in the near term. Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement. The 2017 Tax Act, which was signed into law on December 22, 2017, significantly revises the Internal Revenue Code of 1986, as amended (the “IRC”) (see Note 14).

Comprehensive loss

Comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized gains and losses on short and long-term available-for-sale investments are included in comprehensive loss.

Concentration Risks

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains the majority of its cash balances in the form of cash deposits in bank checking and money market accounts in amounts in excess of federally insured limits. Management believes, based upon the quality of the financial institution, that the credit risk with regard to these deposits is not significant.

The Company sells its instruments, consumables, sample processing services, custom RUO panel design and collaborative development services primarily to biopharmaceutical companies, academic institutions and molecular labs. The Company routinely assesses the financial strength of its customers and credit losses have been minimal to date.

The top two customers accounted for 54% and 8% of the Company’s revenue for the year ended December 31, 2017, compared with 29% and 12% for the year ended December 31, 2016. The largest two customers accounted for approximately 66% and 11% of the Company’s net accounts receivable as of December 31, 2017. The largest of these amounts represents accounts receivable relating to work performed under two statements of work entered into under the Company’s Governing Agreement with QML. The largest two customers accounted for approximately 28% and 15% of the Company’s net accounts receivable at December 31, 2016.

Three vendors accounted for 23%, 17% and 15% of the Company’s accounts payable as of December 31, 2017 primarily related to the Company’s collaborative development services programs. Two vendors accounted for 11% and 8% of the Company’s accounts payable at December 31, 2016.

The Company currently relies on a single supplier to supply a subcomponent used in the HTG EdgeSeq processors. A loss of this supplier could significantly delay the delivery of products, which in turn would materially affect the Company’s ability to generate revenue.

New Accounting Pronouncements

The following are new FASB ASUs that had not been adopted by the Company as of December 31, 2017, and are grouped by their respective effective dates:

January 1, 2018

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

The new revenue standard and the standards that amend it are effective for public entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company will adopt ASC 606 using the full retrospective approach, which will not have an effect on 2017 or 2016 revenue recognition and will have no cumulative effect on opening equity, as the timing and measurement of revenue recognition will be materially the same as under ASC 605. The Company will present additional quantitative and qualitative disclosures regarding identified revenue streams and performance obligations. We have identified and are implementing changes to our business processes and internal controls relating to implementation of the new standard. While the adoption of this guidance will not have a material impact on the Company’s financial statements, our disclosures will change to meet the requirements of this new guidance for the first quarter of 2018.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, (“ASU 2016-15”), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. The Company will adopt ASU No. 2016-15 as of January 1, 2018. When considering the activity within the Company’s statements of cash flow as of the years ended December 31, 2017 and 2016, the Company does not believe the adoption of this standard will have a significant impact on its financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new standard is effective on January 1, 2018; however, early adoption was permitted. The Company will adopt ASU No. 2017-09 as of January 1, 2018. The adoption of this update is not expected to impact the Company’s financial statements.

January 1, 2019

In February 2016, the FASB issued ASU No. 2016-02, Leases, (“ASU 2016-02”). Under this standard, which applies to both lessors and lessees, lessees will be required to recognize for all leases (except for short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The effect of adoption of this standard on our financial statements depends on the leases existing at January 1, 2018. Based on the Company’s office and equipment leases at that date and considering the practical expedients, the Company expects that adoption of ASU 2016‑02 will not have a material effect on its statements of operations, will result in a gross-up on its balance sheets of less than $2.0 million relating to office and equipment leases and will have no effect on its statements of cash flows. The Company will continue to assess the new guidance and its potential applicability, to new agreements that it may enter into subsequent to January 1, 2018 through the date of adoption.

In July 2017, the FASB issued ASU 2017-11, Accounting for Certain Financial Instruments with Down Round Features. The new standard makes limited changes to previous guidance on classifying certain financial instruments as either liabilities or equity. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. When considering the Company’s existing financial instruments, the Company does not believe the adoption of this standard will have an effect on its financial statements.

January 1, 2020

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

Note 3. Inventory

Inventory, net of allowance, consisted of the following as of the date indicated:

	December 31,
	2017	2016
Raw materials	$984,328	$1,222,437
Work in process	376	1,762
Finished goods	257,959	557,161
Total gross inventory	1,242,663	1,781,360
Less inventory allowance	(62,142)	(270,307)
	$1,180,521	$1,511,053

Note 4. Fair Value

Financial assets and liabilities measured at fair value are classified in their entirety in the fair value hierarchy, based on the lowest level input significant to the fair value measurement. The following table classifies the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and 2016, respectively, in the fair value hierarchy:

	Balance at December 31, 2017
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$8,521,054	$—	$—	$8,521,054
Total	$8,521,054	$—	$—	$8,521,054

	Balance at December 31, 2016
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$6,443,102	$—	$—	$6,443,102
Investments available-for-sale at fair value
U.S. government obligations	$1,300,663	$—	$—	$1,300,663
Corporate debt securities	$—	$3,004,238	$—	$3,004,238
Total	$7,743,765	$3,004,238	$—	$10,748,003

There were no other financial instruments subject to fair value measurement on a recurring basis. Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the years ended December 31, 2017 and 2016.

Level 1 instruments include investments in money market funds, U.S. Treasuries and U.S. government agency obligations. These instruments are valued using quoted market prices for identical unrestricted instruments in active markets. The Company defines active markets for debt instruments based on both the average daily trading volume and the number of days with trading activity. Level 2 instruments include corporate debt securities. Valuations of Level 2 instruments can be verified to quoted prices, recent trading activity for identical or similar instruments, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. Consideration is given to the nature of the quotations (e.g. indicative or firm) and the relationship of recent market activity to the prices provided from alternative pricing sources.

Fair values of these assets and liabilities are based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not adjust any of the valuations received from these third parties with respect to any of its Level 1 or 2 securities for either of the years ended December 31, 2017 or 2016 and did not have any Level 3 financial assets or liabilities during either of these periods.

Note 5. Available for Sale Securities

The Company had no available-for-sale securities as of December 31, 2017. The following is a summary of the Company’s available-for-sale securities at December 31, 2016:

	December 31, 2016
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
U.S. Treasury securities	$1,300,151	$512	$—	$1,300,663
Corporate debt securities	3,005,840	—	(1,602)	3,004,238
Total available-for-sale securities	$4,305,991	$512	$(1,602)	$4,304,901

The net adjustment to unrealized gain (loss) on short and long-term available-for-sale securities in other comprehensive income totaled $1,090 and $40,267, for the years ended December 31, 2017 and 2016, respectively.

Note 6. Property and Equipment

Property and equipment, net consists of the following:

	December 31,
	2017	2016
Furniture & fixtures	$582,007	$494,589
Leasehold improvements	1,863,698	1,847,378
Equipment used in manufacturing	1,963,558	1,395,651
Equipment used in research & development	1,328,556	1,121,676
Equipment used in the field	130,552	131,096
Software and intangible assets	373,683	245,736
Construction in progress	255,641	176,963
	6,497,695	5,413,089
Less: accumulated depreciation and amortization	(3,192,805)	(2,142,892)
	$3,304,890	$3,270,197

Note 7. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2017	2016
Accrued employee bonuses	$3,049,109	$954,120
Payroll and employee benefit accruals	369,275	308,186
Accrued professional fees	101,150	79,029
Accrued interest	45,544	82,591
Other accrued liabilities	181,708	246,360
	$3,746,786	$1,670,286

Note 8. Debt Obligations.

Growth Term Loan

In August 2014, the Company entered into a Loan and Security Agreement (the “Growth Term Loan”) with a syndicate of two lending institutions, Oxford Finance LLC and Silicon Valley Bank, which was amended in August 2015 and June 2016. The first tranche of the Growth Term Loan (“Growth Term Loan A”) of $11.0 million was funded in August 2014. The second tranche of $5.0 million (“Growth Term Loan B”) was funded in March 2016. With the August 2015 amendment, the interest-only payment period for the Growth Term Loan was extended until April 1, 2016. Following the interest-only payment period, the Company became obligated to make equal monthly payments of principal and interest amortized over the remaining term of the loan for all funds drawn under the Growth Term Loan. Growth Term Loan A and B bear interest at the fixed rates of 8.5% and 8.75% per annum, respectively, and mature in September 2018. The amended agreement includes a prepayment fee of 1% of the principal amount repaid if the Growth Term Loan is repaid after the second anniversary of the August 2015 amendment and prior to maturity.

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

The remaining principal repayments due under the Growth Term Loan as of December 31, 2017, are as follows:

2018 Growth Term Loan payments	$5,163,822
Less discount and deferred financing costs	(64,807)
Plus final fee premium	694,584
Total Growth Term Loan, net	$5,793,599

Following the August 2015 amendment, the final payment percentage on the Growth Term Loan was increased to 4.75%, resulting in a final fee premium relating to Growth Term Loan A of $522,500 and a final fee premium relating to the Growth Term Loan B of $237,500. Each final fee premium is being amortized to interest expense, using the effective interest method, over the term of the related Growth Term Loan tranche. Total Growth Term Loan final fee premium amortization for the year ended December 31, 2017 was $205,890, compared to $273,786 for the year ended December 31, 2016.

The Company received Growth Term Loan A proceeds net of a $0.3 million original issuance discount. In addition, in connection with Growth Term Loan A, the Company issued preferred stock warrants to the lenders which were automatically converted to common stock warrants exercisable for up to 23,396 shares of common stock at an exercise price of $23.51 per share upon completion of the Company’s initial public offering (“IPO”) in May 2015. The warrants expire on August 22, 2024. The original issuance discount and warrant discount are being amortized, using the effective interest method, over the term of Growth Term Loan A.

In connection with the funding of Growth Term Loan B, in March 2016, the Company issued Oxford Finance LLC a common stock warrant exercisable for 45,307 shares of common stock at an exercise price of $2.759 per share, and the warrant issued to Silicon Valley Bank automatically became exercisable for an additional 5,317 shares of common stock at an exercise price of $23.51 per share in accordance with the terms of the Growth Term Loan. The fair value of this discount of $122,460 was calculated using the Black-Scholes option pricing model at March 31, 2016. The warrant discount is being amortized, using the effective interest method, over the term of Growth Term Loan B.

Total amortization expense for the Growth Term Loan A and B warrant discounts and the Growth Term Loan A original issuance discount was $179,931 and $249,868 for the years ended December 31, 2017 and 2016, respectively, and is included in interest expense in the accompanying statements of operations.

The Company has also recorded approximately $6,269 and $24,909 of deferred financing costs net of the related debt in the accompanying balance sheets as of December 31, 2017 and 2016, respectively, in accordance with ASU 2015-03, which was adopted on January 1, 2016. Growth Term Loan deferred financing cost amortization expense was $18,640 and $27,468 for the years ended December 31, 2017 and 2016, respectively, and is included in interest expense in the accompanying statements of operations.

The June 2016 Growth Term Loan amendment modified the definitions of permitted indebtedness and permitted liens to provide for an increased maximum amount of permitted indebtedness, authorize a new category of permitted indebtedness and authorize a new category of permitted liens.

Other Debt Obligations to Related Parties

Refer to Note 15 below for discussion of debt obligations to related parties.

Note 9. Other Agreements

NuvoGen Obligation

The Company entered into an asset purchase agreement in 2001, as amended, with NuvoGen Research, LLC (“NuvoGen”) to acquire certain intellectual property from NuvoGen. The Company accounted for the transaction as an asset acquisition. However, as the intellectual property was determined to not have an alternative future use, the upfront consideration was expensed. In exchange for the intellectual property, the Company initially paid NuvoGen 5,587 shares of the Company’s common stock, fixed payments of $740,000 over the first two years of the agreement and agreed to pay NuvoGen the greater of $400,000 annually, in quarterly installments, or 6% of its yearly revenue, which percentage payment would be reduced by any fixed payment installments made during the applicable period, until the total aggregate cash compensation paid to NuvoGen under the agreement equaled $15,000,000. Certain terms of the agreement were amended in November 2003, September 2004, November 2012 and February 2014. Pursuant to the latest amendment to the agreement, the Company paid yearly fixed fees, in quarterly installments, to NuvoGen of $800,000 and $543,750 for the years ended December 31, 2017 and 2016, respectively. Although the amendment allowed for the deferral of any revenue-based payments through December 31, 2017, no revenue-based payments have been deferred, and additional revenue-based payments of $85,574 and $0 were payable as of December 31, 2017 and 2016, respectively, for the amount by which 6% of revenue exceeded the applicable fixed fee. As of January 1, 2018, the Company, again, is obligated to pay the greater of $400,000 or 6% of annual revenues until the obligation is paid in full. As of that date and continuing until the remaining obligation has been paid in full, interest on the remaining unpaid obligation will accrue and compound annually at a rate of 2.5% per year. Accrued interest on this unpaid obligation is payable on the date that the remaining obligation is paid in full. The obligation was, but is no longer, secured by certain patents and trademarks.

The remaining minimum principal payments due to NuvoGen on the remaining unpaid obligation at December 31, 2017 are as follows, although actual payments could be significantly more than provided in the table in 2018 and beyond to the extent that 6% of revenue exceeds $400,000:

2018	$400,000
2019	400,000
2020	400,000
2021	400,000
2022	400,000
2023 and beyond	5,898,743
Total NuvoGen obligation payments	7,898,743
Less discount	118,612
Total NuvoGen obligation, net	$8,017,355

The Company has recorded the obligation at the estimated present value of the future payments using a discount rate of 2.5%, the Company’s estimate of its effective borrowing rate for similar obligations. Unamortized debt discount was $(118,612) and $76,636 at December 31, 2017 and 2016, respectively. Discount accreted during the years ended December 31, 2017 and 2016 was $195,248, and $206,985, respectively.

Illumina, Inc. Agreement

In June 2017, the Company entered into an Amended and Restated Development and Component Supply Agreement with Illumina, Inc., (“Illumina”), effective May 31, 2017 (the “Restated Agreement”), which amended and restated the parties’ IVD Test Development and Component Supply Agreement entered into in October 2014 (the “Original Agreement”). The Restated Agreement provides for the development and worldwide commercialization by the Company of nuclease-protection-based RNA or DNA profiling tests (“IVD test kits”) for use with Illumina’s MiSeqDx sequencer in the field of diagnostic oncology testing in humans (the “Field”).

Under the Restated Agreement, the parties have agreed to continue activities under the first development plan which was entered into pursuant to the Original Agreement, and the Company may, at its discretion, submit additional development plans for IVD test kits in the Field to Illumina for its approval, not to be unreasonably withheld.

Under each development plan, Illumina will provide specified regulatory support and rights, and develop and deliver to the Company an executable version of custom software, which, when deployed on Illumina’s MiSeqDx sequencer, would enable sequencing by the end-user of the subject IVD test kit probe library. Illumina retains ownership of the custom software, subject to the Company’s right to use the custom software in connection with the commercialization of IVD test kits. The Company is required to pay Illumina up to $0.6 million in the aggregate upon achievement of specified regulatory milestones relating to the IVD test kits, though none of these regulatory milestones have been reached through December 31, 2017. In addition, the Company has agreed to pay Illumina a single digit percentage royalty on net sales of any IVD test kits that the Company commercializes pursuant to the Restated Agreement.

The Company submitted two additional development plans for IVD test kits to Illumina in the second quarter and fourth quarters of 2017. Following receipt of the custom software module for the first of these test kits, the Company paid Illumina $50,000. No payments were made to Illumina during the year ended December 31, 2016. Costs incurred for development plans under the Restated Agreement have been expensed as incurred to research and development expense in the accompanying statements of operations.

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

Invetech PTY Ltd. Agreement

In September 2015, the Company entered into a development and professional services agreement with Invetech PTY Ltd. (“Invetech”), for the conduct of research and development of a next generation automated sample library preparation instrument. This instrument is intended for laboratories with low volume sample throughput. This instrument design and development program is being referred to as Project JANUS.

The agreement requires the execution of a development plan for each stage of the project. Upon full execution and delivery of each development plan, the Company will pay Invetech development fee installments for that development plan. Stage 0 was completed during the second half of 2015. In July 2016, the Company entered into an amendment with Invetech, extending and concluding Stage 1.1 through the end of July 2016 and further suspending Invetech’s project development activities until the Company makes the decision to resume further external development efforts consistent with its development priorities. The Invetech agreement remains in effect through completion of all tasks and the Company’s acceptance of all deliverables under each development plan unless terminated earlier as provided for in the agreement.

Research and development expense included in the statements of operations relating to Invetech development fee installments was $0 and $2.3 million for the years ended December 31, 2017 and 2016, respectively.

Bristol-Myers Squibb Company Agreement

In May 2016, the Company entered into a Collaboration Agreement with Bristol-Myers Squibb Company (“BMS”) for the development of custom RUO assays for BMS based on the Company’s HTG EdgeSeq technology. Following development of each assay, at BMS’s request, the Company may also perform sample processing services using such custom RUO assay(s) and/or supply the custom RUO assay(s) to BMS or its third-party subcontractors. Additional custom RUO assay development related to immuno-oncology research may be undertaken pursuant to the agreement in accordance with a mutually acceptable work plan, which is incorporated by written amendment.

BMS paid an initial non-refundable, non-creditable program set-up fee, and has agreed to pay an annual non-refundable, non-creditable project management fee in quarterly installments, as well as a fee for each assay developed. Each such fee was or is in the low six-figure range. At BMS’s request, custom RUO assay kits will be supplied and sample processing services will be performed by the Company.

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

The agreement is a multiple-element arrangement under ASC 605-25. Custom RUO assay development services, custom kit sales and sample processing services were each designated as an option to purchase additional products or services as described under ASC 605-25, and, as such, will not be considered in the initial allocation of contract consideration based on relative selling prices.

Each custom RUO assay development service has three phases and each phase comprises multiple deliverables. Completion of all three phases is required for BMS to derive benefit from the respective deliverables; therefore, the three phases of an assay’s development will be combined as one unit of accounting for revenue recognition purposes.

Under ASC 605-25, fixed or determinable contract consideration is allocated to the deliverables with stand-alone value, and revenue is recognized for each such deliverable according to the method appropriate for each deliverable. All of the fixed or determinable contract consideration will be allocated to one deliverable, which is the research and development services culminating in the delivery of two custom RUO assays.

The quarterly project management fees and the initial set-up fee are being recognized as the custom RUO assay development services are performed on a proportional performance basis. Each assay development fee is also being recognized on a proportional performance basis as these services are provided. Because the assay development fees are contingent upon completion of each individual phase of the design project and the decision by BMS to proceed to the next phase, the amount recognized will be limited to that which BMS is contractually obligated to pay upon completion of that phase.

For the years ended December 31, 2017 and 2016, $125,000 and $189,422, respectively, was recognized under the agreement as product and product-related services revenue in the statements of operations. Deferred revenue relating to this agreement of $160,106 was included in the balance sheets as of both December 31, 2017 and 2016. See Note 16 for discussion of the amendment of this agreement in the first quarter of 2018.

Merck KGaA Agreement

In October 2016, the Company entered a Master CDx Agreement with Merck KGaA, Darmstadt, Germany, (“Merck KGaA”) to serve as the basis for one or more project agreements to develop, seek regulatory approval for, and commercialize companion diagnostics for Merck KGaA drug candidates and corresponding therapeutics. Concurrently, the parties entered into a first project agreement under the agreement concerning the Company’s sequencing-based DLBCL cell of origin assay (“DLBCL Assay”) and Merck KGaA’s investigational drug, M7583 (the “Project”).

The Project has three stages aligned with timelines and outcomes of M7583 development. The timing of the Company’s activities and payments may be affected by M7583 development activities and timing which are controlled by Merck KGaA. During stages 1 and 2, the Company will perform specified DLBCL Assay development activities. In stage 3, the Company will obtain applicable regulatory approvals on the DLBCL Assay and make it commercially available in the United States and certain other jurisdictions.

Stages 2 and 3 each have an up-front payment and all stages of the Project have milestone-based payments. The Company is eligible to receive up to a total of approximately $1,850,000 over the next five years and $9,900,000 over a period of approximately nine years in fixed or determinable contract consideration comprising up-front and milestone payments. In addition, during stages 1 and 2 of the Project, the Company may sell DLBCL Assay kits and/or perform sample processing services upon request of, and as instructed by, Merck KGaA. The up-front and milestone-based payments could be delayed due to the risks of completing development activities and obtaining regulatory approvals within projected timeframes.

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

The agreement is a multiple-element arrangement under ASC 605-25 and a collaborative arrangement under ASC 808. Kit sales and sample processing services have been designated as an option to purchase additional products or services as described under ASC 605-25, and, as such, will not be considered in the initial allocation of contract consideration based on relative selling prices. The remaining deliverables, including licenses to HTG patents and research and development services, do not have standalone value and are combined into one unit of accounting.

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

The Company earned the first milestone-based payment under the Master Agreement in the second quarter of 2017, resulting in recognition of collaborative development service revenue of $25,000 and $0 using the proportional performance method of revenue recognition for the years ended December 31, 2017 and 2016, respectively. No additional milestones have been reached as of December 31, 2017.

Other Agreements with Related Parties

Refer to Note 15 below for discussion of agreements with related parties.

Note 10. Net Loss Per Share

Net loss attributable to common stockholders per share is computed by dividing the net loss allocable to common stockholders by the weighted-average number of shares of common stock or common stock equivalents outstanding. The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for the periods presented:

	Years Ended December 31,
	2017	2016
Numerator:
Net loss	$(18,960,017)	$(26,039,550)
Denominator:
Weighted-average shares outstanding-basic and diluted	10,597,318	7,113,075
Net loss per share, basic and diluted	$(1.79)	$(3.66)

The following outstanding options, warrants, restricted stock units and debt conversion option were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Years Ended December 31,
	2017	2016
Options to purchase common stock	1,517,771	1,161,705
Common stock warrants	219,723	219,723
Restricted stock units	26,666	355,499
QNAH Convertible Note	755,178	-

Note 11. Warrants

In connection with certain of its redeemable convertible preferred stock issuances, convertible debt financings and other financing arrangements, the Company has issued warrants for shares of its common stock and various issues of its redeemable convertible preferred stock which have since been converted to common stock warrants.

On August 22, 2014, in connection with the Company’s entry into the Growth Term Loan (see Note 8), the Company issued to the two-lender syndicate warrants exercisable for an aggregate of 2,512,562 shares of Series E stock at a price of $0.2189 per share. The warrants provide for cashless exercise at the option of the holders, and contain provisions for the adjustment of the number of shares issuable upon the exercise of the warrant in the event of stock splits, recapitalizations, reclassifications, consolidations or dilutive issuances. In connection with the closing of the IPO in May 2015, the warrants became exercisable for an aggregate of 23,396 shares of common stock at an exercise price of $23.51 per share. The warrants expire by their terms on August 22, 2024, provided that the warrants will be automatically exercised on a cashless basis upon expiration if not previously exercised if the fair market value of a share of the common stock exceeds the per share exercise price. In connection with the funding of Growth Term Loan B, in March 2016 the Company issued Oxford Finance LLC a common stock warrant exercisable for 45,307 shares of common stock at an exercise price of $2.759 per share, and the warrant originally issued to Silicon Valley Bank automatically became exercisable for an additional 5,317 shares of common stock at an exercise price of $23.51 per share in accordance with the terms of the Growth Term Loan.

On December 30, 2014, in connection with the Company’s entry into convertible note agreements, the Company agreed to issue warrants (“Convertible Note Warrants”) to the holders exercisable for an aggregate of 9,311,586 shares of Series E Stock at a price of $0.2189 per share, for aggregate consideration of $1,354 on January 15, 2015. The warrants provide for cashless exercise at the option of the holders, and contain provisions for the adjustment of the number of shares issuable upon the exercise of the warrant in the event of stock splits, recapitalizations, reclassifications, consolidations or dilutive issuances. In connection with the closing of the IPO in May 2015, the Convertible Note Warrants became exercisable for an aggregate of 144,772 shares of common stock at the IPO price of $14.00 per share. The Convertible Note Warrants expire by their terms on January 15, 2022.

The following table shows the common stock warrants outstanding as of December 31, 2017 and 2016:

Shares of Common Stock Underlying Warrants	Exercise Price/Share	Expiration Date
28,713	23.51	2024
144,772	14.00	2022
931	6.45	2019
45,307	2.76	2026

Note 12. Stockholders’ Deficit

Cantor Fitzgerald & Co. Market Offering

In April 2017, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Cantor, shares of the Company’s common stock, par value $0.001 per share, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended (the “ATM Offering”). In April 2017, the Company also filed a prospectus supplement (File No. 333-216977) with the SEC relating to the offer and sale of up to $20,000,000 of common stock in the ATM Offering. In June 2017, the Company filed an amendment to the prospectus supplement with the SEC to increase the amount of common stock that may be offered and sold in the ATM Offering under the Sales Agreement to $40,000,000 in the aggregate, inclusive of the common stock previously sold in the ATM Offering prior to the date of the amendment.

As of December 31, 2017, the Company has sold 5,471,962 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of approximately $20.5 million. After $0.6 million of sales commissions and $0.2 million of other offering expenses paid by the Company in connection with the ATM Offering, the Company’s aggregate net proceeds through December 31, 2017 were approximately $19.7 million. These costs have been recorded as a reduction of proceeds received in arriving at the amount recorded in additional paid-in capital in the accompanying balance sheets as of December 31, 2017.

Common Stock

Pursuant to the Company Amended and Restated Certificate of Incorporation, the Company is authorized to issue 200,000,000 shares of common stock at a par value of $0.001 per share. As of December 31, 2017, 13,929,763 shares were issued and outstanding. As of December 31, 2016, 7,939,967 and 7,938,571 shares were issued and outstanding, respectively.

Each share of common stock is entitled to one vote. The shares of common stock have no preemptive or conversion rights, no redemption or sinking fund provisions, no liability for further call or assessment, and are not entitled to cumulative voting rights.

Treasury Stock

Shares of common stock repurchased by the Company are recorded as treasury stock and result in an increase of stockholders’ deficit on the balance sheets. Reacquired common shares may be retired by resolution of the Board of Directors and resume the status of authorized and unissued common shares. In January 2017, the Company’s Board of Directors retired 1,396 shares of treasury stock to be returned to the status of authorized and unissued shares of the Company’s common stock. There was no additional treasury stock activity for the years ended December 31, 2017 and 2016.

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

Stock-based Compensation

The Company incurs stock-based compensation expense relating to the grants under its equity incentive plans of RSUs and stock options to employees, non-employee directors and consultants of the Company and its affiliates and through its employee stock purchase plan. Amounts recognized in the accompanying statements of operations with respect to the Company’s stock-based compensation and employee stock purchase plan were as follows:

	Years Ended December 31,
	2017	2016
Selling, general and administrative	$1,012,253	$721,473
Research and development	319,916	217,553
Cost of revenue	103,918	63,102
	$1,436,087	$1,002,128

Equity Incentive Plans

The Company initially established the 2001 Stock Option Plan (the “2001 Plan”), which included incentive and nonqualified stock options and restricted stock to be granted to directors, officers, employees, consultants and others. The 2001 Plan terminated and no further awards were granted under the 2001 Plan upon the effective date of the Company’s 2011 Equity Incentive Plan (the “2011 Plan”).

In February 2014, the number of shares reserved under the 2011 Plan was increased to 20% of the total outstanding shares of the Company calculated on a fully diluted basis. The shares reserved under the 2011 Plan were required to be kept at that percentage with each subsequent equity financing. No new equity awards may be granted under the 2011 Plan.

On May 11, 2015, 940,112 shares were reserved for issuance under the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), including 14,006 remaining shares reserved under the 2011 Plan. As of December 31, 2017, there were 8,169 shares available for issuance under the 2014 Plan. On January 1, 2018, an additional 557,190 shares were registered for issuance under the 2014 Plan pursuant to an evergreen provision contained in the 2014 Plan.

The Company’s Board of Directors determines the grant date for all awards granted under the 2014 Plan. The option exercise price of stock options granted is generally equal to the closing price of the Company’s common stock on the date of grant. All stock options granted have a ten-year term. The vesting period of stock options and RSUs is established by the Board of Directors but typically ranges between one and four years.

The following table summarizes stock option activity during the two-year period ended December 31, 2017:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at January 1, 2016	736,645	$4.18	7.5	$947,794
Granted	563,400	2.46
Exercised	(11,093)	2.15		$2,126
Forfeited	(70,754)	4.6
Expired/Cancelled	(56,493)	3.97
Balance at December 31, 2016	1,161,705	$3.35	7.7	$36,887
Granted	494,500	2.09
Exercised	(41,815)	2.68		$152,130
Forfeited	(81,676)	2.64
Expired/Cancelled	(14,943)	6.15
Balance at December 31, 2017	1,517,771	$2.97	7.5	$67,242
Vested and expected to vest at December 31, 2017	1,517,771	$2.97	7.5	$67,242
Exercisable at December 31, 2016	593,670	$3.46	6.4	$28,822
Exercisable at December 31, 2017	851,996	$3.31	6.5	$248

The weighted-average fair value of stock options granted was $1.14 and $1.59 for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, total unrecognized compensation cost related to stock option awards was approximately $723,590, which is expected to be recognized over approximately 1.76 years.

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

The fair value of each stock option granted has been determined using the Black-Scholes option pricing model. The material factors incorporated in the Black-Scholes model in estimating the fair value of the stock options granted for the periods presented were as follows:

	2017	2016
Fair value of common stock	$1.71 - 3.46	$1.98 - 2.88
Risk-free interest rate	1.75% - 2.20%	1.13% - 2.08%
Expected volatility	58.5% - 62.6%	59.9% - 93.7%
Expected term	5.1 to 6.3 years	4.8 to 6.2 years
Expected dividend yield	0%	0%
•

Expected stock price volatility. The expected volatility assumption is derived from the volatility of the Company’s common stock in recent periods, as well as that of publicly traded industry competitors, over a period approximately equal to the expected term.

•	Risk-free interest rate. The risk-free interest rate assumption is based on observed interest rates on the date of grant with maturities approximately equal to the expected term.
•

Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the stock options.

•	Expected dividend yield. The expected dividend is assumed to be zero as the Company has never paid dividends and does not anticipate paying any dividends on its common stock.

In addition to the assumptions used in the Black-Scholes option-pricing model outlined above, the Company elected to change its policy surrounding forfeitures of equity awards with the adoption of the guidance in ASU No. 2016-09 on January 1, 2017. As of that date, the Company no longer estimates a forfeiture rate to calculate stock-based compensation. The Company implemented this portion of the guidance using a modified retrospective approach. The cumulative adjustment was not material to additional paid-in capital. The Company will continue to use judgment in evaluating the expected volatility and expected terms utilized for the Company’s stock-based compensation calculations on a prospective basis.

The following table summarizes RSU award activity during the two-year period ended December 31, 2017:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at January 1, 2016	27,500	$5.45
Granted	389,761	2.43
Vested	(36,762)	2.90
Forfeited	(25,000)	2.46
Balance at December31, 2016	355,499	$2.41
Granted	10,000	1.75
Vested	(336,333)	2.47
Forfeited	(2,500)	2.46
Balance at December 31, 2017	26,666	$2.78
Vested and expected to vest at December 31, 2017	26,666	$2.78

The weighted-average fair value of RSUs granted was $1.75 and $2.43 for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, total unrecognized compensation cost related to RSU awards was approximately $53,368, which is expected to be recognized over approximately 1.78 years.

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

During the year ended December 31, 2017, employees purchased 39,972 shares at $1.79 per share and 39,969 shares at $1.61 per share at the end of each of the ESPP’s six-month purchase periods. During the year ended December 31, 2016, employees purchased 39,984 shares at $1.83 per share and 39,978 shares at $2.54 per share at the end of each of the ESPP’s six-month purchase periods. As of December 31, 2017, approximately 98,744 shares of the Company’s common stock were reserved for future issuance under the ESPP. On January 1, 2018, an additional 139,297 shares were registered for issuance pursuant to an evergreen provision contained in the ESPP.

The Company recognizes ESPP expense based on the fair value of the ESPP stock purchase rights, estimated for each six-month purchase period using the Black-Scholes option pricing model. The model requires the Company to make subjective assumptions, including expected stock price volatility, risk free rate of return and estimated life. The fair value of equity-based awards is amortized straight-line over the vesting period of the award.

The material factors incorporated in the Black-Scholes model in estimating the fair value of the ESPP awards for the periods presented were as follows:

	2017	2016
Fair value of common stock	$2.11 - 3.17	$3.03 - 4.09
Risk-free interest rate	0.61% - 1.12%	0.41% - 0.48%
Expected volatility	68.0% - 70.0%	70.0%
Expected term	0.5 years	0.5 years
Expected dividend yield	-%	-%

•	Fair value of common stock. Estimated as the price of the Company’s common stock on the first day of each offering period.
•

Expected stock price volatility. The expected volatility assumption is derived from the average volatility of the Company’s common stock in recent periods, as well as that of publicly traded industry competitors, over a period approximately equal to the expected term.

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

Stock Purchase Plan

In December 2015, the Board of Directors adopted a Stock Purchase Plan (the “Purchase Plan”) which allows directors, any individual deemed by the Board of Directors to be an officer for purposes of Section 16 of the Exchange Act, and anyone designated by the Board of Directors as eligible to participate in the Purchase Plan to purchase shares of the Company’s common stock from the Company at fair market value. The aggregate number of shares of common stock that may be issued under the Purchase Plan shall not exceed 250,000 shares of common stock, and a maximum of 7,500 shares of common stock may be purchased by any one participant on any one purchase date. The Board of Directors or an authorized committee must review and approve each individual request to purchase common stock under the Purchase Plan. Cash received from the sale of common stock by the Company to eligible participants for the year ended December 31, 2017 was $130,649 which resulted in the sale of 61,141 shares of the Company’s common stock at fair market value. No common stock was sold by the Company under the Purchase Plan for the year ended December 31, 2016.

Note 13. Commitments and Contingencies

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

Leases

The Company leases office and laboratory space under two non-cancelable operating leases in Tucson, Arizona. The Company amended its facilities leases in August 2015 to extend the terms for approximately five years and to receive lessor approval for and establish lessee oversight of leasehold improvements by the Company and the lessor, respectively, which improvements expanded and improved the Company’s existing research, development, operations and administrative office facilities. The lease amendments included an increase of $804,000 in total monthly rent over the remaining term of the leases. The landlord constructed certain of the leasehold improvements as an incentive to extend the leases. The total cost of the improvements constructed by the landlord of $710,000 was capitalized when the construction was completed in February 2016, and is being depreciated over the remaining term of the lease agreement. The incentive of $710,000 has been recognized as deferred rent within other current liabilities and other liabilities on the balance sheets, and is being accreted at $11,833 per month over the lease term as a reduction of rent expense.

The Company’s annual minimum facility lease payments before common area maintenance charges as of December 31, 2017 are as follows:

2018	$512,533
2019	514,977
2020	517,457
2021	43,139
$1,588,106

Rent expense, including common area maintenance costs for the Company’s facilities leases was $570,979, including $142,000 of depreciation for capitalized leasehold improvements for the year ended December 31, 2017. Rent expense, including common area maintenance costs for the Company’s facility leases was $561,293, including $130,167 of depreciation for capitalized leasehold improvements for the year ended December 31, 2016.

As of December 31, 2017, the Company also has capital lease commitments consisting of approximately $83,000 under leases for computer equipment varying in length from 36-48 months that have not been included in the minimum lease payments schedule above.

Product Warranty

The following is a summary of the Company’s general product warranty liability, which is included in accrued liabilities in the accompanying balance sheets for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Beginning balance	$50,426	$20,213
Cost of warranty claims	(9,814)	(71,404)
Increase (decrease) in warranty reserve	(3,456)	101,617
Ending balance	$37,156	$50,426

Defined Contribution Plan

In January 2003, the Company established a defined contribution plan (“401(k) Plan”) under section 401(k) of the IRC. All employees who are over the age of 21 and who are expected to work at least 1,000 hours in a calendar year are eligible for participation in the 401(k) Plan upon commencement of employment with the Company. The Company may make discretionary contributions to the 401(k) Plan, but has not done so during the years ended December 31, 2017 and 2016.

Note 14. Income Taxes

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

The Company applies a two-step approach to recognizing and measuring uncertain tax positions. The Company evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is “more likely than not” that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The term “more likely than not” means a likelihood of more than 50 percent. If the tax position is not more likely than not to be sustained in a court of last resort, the Company may not recognize any of the potential tax benefit associated with the position. The Company recognizes a benefit for a tax position that meets the more likely than not criterion at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon its effective resolution. Unrecognized tax benefits involve management’s judgment regarding the likelihood of the benefit being sustained. The final resolution of uncertain tax positions could result in adjustments to recorded amounts and may affect the Company’s results of operations, financial position and cash flows. The Company has not identified any uncertain tax positions at December 31, 2017 or 2016.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 31, 2017 or 2016, and has not recognized interest or penalties during the years ended December 31, 2017 and 2016, since there are no material unrecognized tax benefits. Management of the Company does not expect a material change to the amount of unrecognized tax benefits to occur within the next 12 months.

The components of income tax expense are as follows:

	Years Ended December 31,
	2017	2016
Current:
Federal	$—	$—
State	2,921	10,118
Total current income tax expense	$2,921	$10,118
Deferred:
Federal	$—	$—
State	—	—
Total deferred income tax expense	$—	$—
Total income tax expense	$2,921	$10,118

The Company’s actual income tax expense for the years ended December 31, 2017 and 2016 differ from the expected amount computed by applying the statutory federal income tax rate of 34% to loss before income taxes as follows:

	Years Ended December 31,
	2017	2016
Computed tax (benefit) at 34%	$(6,445,413)	$(8,850,007)
State taxes, net of federal benefit	(532,952)	(462,609)
Stock-based compensation	231,396	210,367
Expiring state NOL carryforwards	—	94,962
Return to provision	(15,375)	248,263
Other	20,292	25,718
Research and development tax credit - state	(576,525)	(453,071)
Research and development tax credit - federal	(440,058)	(341,785)
Federal rate change on deferred items as of enactment date	16,232,211	—
Change in valuation reserve	(8,470,655)	9,538,280
	$2,921	$10,118

Deferred tax assets and liabilities comprise the following:

	Years Ended December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$29,475,597	$37,114,445
Research and development credits	3,114,091	2,132,050
Deferred revenue	204,061	177,683
Inventory reserve	15,134	99,583
Fixed assets and intangibles	147,395	193,833
Accrued NuvoGen liability	1,952,567	3,176,449
Accrued expense	24,500	351,505
Other	74,986	233,438
	35,008,331	43,478,986
Valuation allowance	(35,008,331)	(43,478,986)
Deferred tax asset, net	$—	$—

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which makes broad and complex changes to the IRC. Certain of these changes may be applicable to the Company, including but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, creating a new limitation on deductible interest expense, eliminating the corporate alternative minimum tax, modifying the rules related to uses and limitations of net operating loss carryforwards generated in tax years ending after December 31, 2017, and changing the rules pertaining to the taxation of profits earned abroad. Changes in tax rates and tax laws are accounted for in the period of enactment. The Tax Act reduces the corporate tax rate to 21% effective January 1, 2018. Consequently, we have recorded a decrease related to deferred tax assets of $16,232,211, exclusive of the corresponding change in the valuation allowance, as of December 31, 2017. Due to the full valuation allowance on the deferred tax assets, there is no net adjustment to deferred tax expense or benefit due to the reduction of the corporate tax rate.

As of December 31, 2017, the Company has estimated federal and state net operating loss (“NOL”) carryforwards of approximately $121,980,841 and $79,222,187 for federal and state income tax purposes, respectively. The Company’s federal NOLs are scheduled to expire from 2021 through 2037. The Company’s state NOLs are scheduled to expire from 2027 through 2037. The Company’s federal and state tax credit carryforwards begin expiring in 2021 and 2018, respectively. The Company’s federal NOL carryforwards have the following expiration dates:

	Year of Expiration	Carryforwards
Federal NOL carryforwards
	2021	$211,806
	2023	1,635,651
	2024	1,217,290
	2025	1,409,498
	2026	1,175,594
	2027	1,676,458
	2028	3,037,785
	2029	3,753,314
	2030	623,235
	2031	5,435,312
	2032	10,913,787
	2033	12,095,966
	2034	14,190,409
	2035	21,112,183
	2036	24,302,042
	2037	19,190,511
		$121,980,841

For financial reporting purposes, valuation allowances of $35,008,331 and $43,478,986 at December 31, 2017 and 2016, respectively, have been established to offset deferred tax assets relating primarily to NOLs and research and development credits. The decrease in the valuation allowance of $8,470,655 for the year ended December 31, 2017 was due to an increase of $7,761,556 related to additional operating losses, and a decrease of $16,232,211 related to the impact of the Tax Act on the deferred balances as of the enactment date. The Company has established a valuation allowance against its entire tax asset. As a result, the Company does not recognize any tax benefit until it is in a taxpaying position or there is sufficient positive evidence leading to the conclusion that it is more likely than not to realize the tax benefit.

A preliminary analysis of past and subsequent equity offerings by the Company, and other transactions that have an impact on the Company’s ownership structure, concluded that the Company may have experienced one or more ownership changes under Sections 382 and 383 of the IRC. Provisions of the IRC place special limitations on the usage of NOLs and credits following an ownership change. Such limitations may limit or eliminate the potential future tax benefit to be realized by the Company from its accumulated NOLs and research and development credits.

The Company files income tax returns in the United States, Arizona, California, Texas and various other state jurisdictions, with varying statutes of limitations. As of December 31, 2017, the earliest year subject to examination is 2014 for U.S. federal tax purposes. The earliest year subject to examination is 2013 for Arizona, California and Texas, and 2009 for the remaining state jurisdictions. However, the Company’s NOL carryforwards for periods ending December 31, 2001 and thereafter remain subject to examination by the United States and certain states.

Note 15. Related Party Transactions

QML Master Assay Development, Commercialization and Manufacturing Agreement

In November 2016, the Company and QML entered into the Governing Agreement, which creates a framework for QML and the Company to combine their technological and commercial strengths to offer biopharmaceutical companies a complete NGS-based solution for the development, manufacture and commercialization of companion diagnostic assays. Under the Governing Agreement, the parties jointly seek companion diagnostic programs with biopharmaceutical companies, QML enters into sponsor project agreements with interested biopharmaceutical companies for specified projects, and QML and the Company enter into statements of work, which set forth the rights and obligations of QML and the Company with respect to each project.

The parties’ relationship under the Governing Agreement is exclusive in the oncology field. Such exclusivity in the oncology field may be lost and become non-exclusive if certain performance targets are not met. Projects may be undertaken in non-oncology fields at each party’s discretion on a non-exclusive basis.

QML and the Company share net profits under each statement of work, based on whether development of particular assays under a statement of work are primarily based on HTG or QML intellectual property. Each statement of work provides additional financial terms for the corresponding Project, which terms depend on the respective development and/or commercialization activities of the parties.

The Governing Agreement has a five-year term. However, either party may terminate the Governing Agreement upon (i) the other party’s uncured material breach, bankruptcy or insolvency, (ii) specified events affecting all statements of work, or (iii) a change of control by either party, except neither party will have such change of control termination right to the extent the termination of the Governing Agreement relates to SOW One, SOW Two or SOW Three (each defined below). In the event a party terminates the Governing Agreement for its own change of control, a $2.0 million termination payment will be payable to the non-terminating party.

Statement of Work No. One

In June 2017, the Company and QML entered into the first statement of work under the Governing Agreement, and amended such first statement of work in December 2017 (collectively, “SOW One”). SOW One addressed the initial activities of the Company and QML in support of the development and potential commercialization of a next generation sequencing-based companion diagnostic assay that is the subject of a sponsor project agreement between QML and a biopharmaceutical company (“Pharma One”). The parties expect certain development, manufacturing and commercialization activities for the assay to be the subject of a second sponsor project agreement and corresponding additional statements of work under the Governing Agreement.

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

Revenue of $2,604,892, relating to SOW One Monthly Fees, and $1,272,080, relating to SOW One profit sharing payments have been included in collaborative development services revenue in the accompanying statements of operations for the year ended December 31, 2017. Accounts receivable of $2,429,152 remains in the balance sheets as of December 31, 2017. Costs relating to development activities conducted by the Company pursuant to SOW One of $2,129,138 have been included in research and development expense in the accompanying statements of operations for the year ended December 31, 2017. No costs or revenue relating to SOW One were included in the accompanying statements of operations for the year ended December 31, 2016 as SOW One was not effective until June 2017.

SOW One will expire when all activities and deliverables have been completed by the respective responsible party and all payments from QML to the Company have been delivered, including any required profit sharing payment, unless terminated earlier in accordance with the terms of the Governing Agreement.

Contemporaneous with entry into SOW One, the Governing Agreement was amended to provide that neither the Company nor QML may terminate SOW One or the Governing Agreement to the extent it relates to SOW One in the event of a change of control.

Statement of Work No. Two

In October 2017, the Company and QML entered into the second statement of work under the Governing Agreement (“SOW Two”). SOW Two was made effective as of June 2, 2017 (“Onset Date”). SOW Two addresses development activities conducted by the Company and QML since the Onset Date and those expected to be further conducted by parties in connection with a sponsor project agreement, dated June 2, 2017, between QML and BMS (the “BMS/QML SPA”).

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

Revenue of $2,988,211, relating to SOW Two Monthly Fees, and $1,072,130, relating to SOW Two profit sharing payments have been included in collaborative development services revenue in the accompanying statements of operations for the year ended December 31, 2017. Accounts receivable of $1,796,157 remains in the balance sheets as of December 31, 2017. Costs relating to development activities conducted by the Company pursuant to SOW Two of $2,645,825 have been included in research and development expense in the accompanying statements of operations for the year ended December 31, 2017. No costs or revenue relating to SOW Two were included in the accompanying statements of operations for the year ended December 31, 2016 as SOW Two was not established until October 2017.

Statement of Work No. Three

See Note 16 for discussion of the third statement of work entered into under the Governing Agreement subsequent to December 31, 2017.

QNAH Stock Purchase Agreement

Pursuant to a stock purchase agreement, entered concurrent with the Governing Agreement, QNAH, purchased 833,333 shares of the Company’s common stock on November 17, 2016 at $2.40 per share, for a total purchase price of $2.0 million.

The purchase price for the shares of common stock purchased by QNAH reflected the parties’ agreement as to the fair market value of the shares. However, the portion of the purchase price per share that exceeded the most recently reported closing price of the Company’s common stock, or $175,000 in the aggregate, was attributed to the Governing Agreement and recorded as deferred revenue. This deferred revenue is being recognized on a straight-line basis over the Governing Agreement’s five-year term. The Company recognized $35,000 and $4,375 of this consideration as revenue for the years ended December 31, 2017 and 2016, respectively.

The second tranche closing contemplated by the stock purchase agreement did not occur, and accordingly, QNAH did not purchase any additional shares under the stock purchase agreement. QNAH does not have, and as of December 31, 2017 did not have, any further obligation to purchase common stock under the stock purchase agreement.

QNAH Convertible Note Agreement

In October 2017, the Company issued a subordinated convertible promissory note to QNAH in the principal amount of $3.0 million against receipt of cash proceeds equal to such principal amount. The QNAH Convertible Note bears simple interest at the rate of 3.0% per annum and matures on October 26, 2020 (the “Maturity Date”). Neither interest nor principal payment are due until the Maturity Date, subject to earlier conversion. The Company’s indebtedness under the QNAH Convertible Note is expressly subordinated in right of payment to the Company’s prior repayment in full of its indebtedness under its Growth Term Loan. QNAH may elect to convert all or any portion of the outstanding principal balance of the Note and all unpaid accrued interest thereon at any time prior to the Maturity Date into shares of the Company’s common stock at a conversion price of $3.984 per share.

The Company recorded $40,510 of deferred financing costs incurred in connection with the issuance of the note under the QNAH Convertible Note. Amortization of the QNAH Convertible Note deferred financing costs was $1,269 for the year ended December 31, 2017. Interest accrued on the QNAH Convertible Note for the year ended December 31, 2017 was $8,630. Both amounts were included in interest expense in the accompanying statements of operations for the year ended December 31, 2017. There was no interest accrued or deferred financing cost amortization relating to the QNAH Convertible Note for the year ended December 31, 2016.

Note 16. Subsequent Events

Public Offerings

In January 2018, the Company sold 261,352 shares of common stock at then-market prices under its Sales Agreement with Cantor, resulting in gross proceeds of $0.6 million. In February 2018, the Company and Cantor mutually agreed to terminate the Sales Agreement.

In January 2018, the Company completed an underwritten public offering of 13,915,000 shares of its common stock at a price of $2.90 per share, including 1,815,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The Company sold its common stock through an underwriting agreement with Leerink Partners LLC and Cantor as representatives of the underwriters for the offering. The aggregate net proceeds to the Company from the offering were approximately $37.7 million, after deducting the underwriting discounts and commissions and offering expenses.

Statement of Work No. Three

In January 2018, the Company and QML entered into a third statement of work (“SOW Three”) under the parties’ Governing Agreement. SOW Three relates to development activities for a next generation sequencing-based clinical-trial assay (“SOW Three Project”) in connection with a sponsor project agreement between QML and a pharmaceutical company (“Pharma Three”). If successfully completed, the SOW Three Project is expected to lead to subsequent assay development activities and the potential commercialization of a companion diagnostic assay for a corresponding Pharma Three drug.

Under the terms of SOW Three, the Company has agreed to assign its rights in certain SOW Three Project-related intellectual property (“Project IP”) predominantly related to Pharma Three’s drug candidate(s) to QML for ultimate assignment to Pharma Three in accordance with the sponsor project agreement between QML and Pharma Three. Improvements to the background intellectual property of the Company, QML and Pharma Three generally will be owned solely by the respective party. Otherwise, Project IP will be jointly owned among the Company, QML and Pharma Three.

Pursuant to the terms of SOW Three, if Pharma Three terminates the sponsor project agreement with QML or the SOW Three Project due to the Company’s uncured material breach of SOW Three, the Company will be required to negotiate in good faith with Pharma Three a non-exclusive, royalty-bearing license to certain Company intellectual property as reasonably necessary for Pharma Three to research, develop and commercialize an IVD assay meeting the same specifications as SOW Three.

Neither QML nor the Company have the right to terminate SOW Three or the Governing Agreement to the extent it relates to SOW Three upon a change of control of either party. In addition, if Pharma Three terminates the sponsor project agreement or the SOW Three Project for an uncured material breach that is directly caused by the Company or QML, then, for the non-breaching party, the exclusivity obligation of the Governing Agreement will terminate solely with respect to the development for Pharma Three and/or its affiliates of an IVD assay meeting the same specifications as in SOW Three.

SOW Three expires upon completion of the SOW Three Project and receipt by the Company of all amounts due for such work.

Bristol-Myers Squibb Agreement Amendment

In January 2018, the Company and BMS amended the terms of the parties’ May 2016 Collaboration Agreement to increase the development fee payable by BMS to the Company for each of the two initial custom RUO assays contemplated by the agreement from a low six-figure range to a mid six-figure dollar amount, and to modify certain custom RUO assay development requirements.

With the amendment of the agreement, the Company estimates that the first custom research assay development project initiated under this agreement will be completed in the third quarter of 2018.

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

As of December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation of the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth certain information regarding our current executive officers and directors:

Name	Age	Position(s)
Executive Officers
Timothy B. Johnson	56	President and Chief Executive Officer and Director
John L. Lubniewski	54	Senior Vice President and Chief Business Officer
Patrick C. Roche, Ph.D.	65	Senior Vice President of Medical and Scientific Affairs
Shaun D. McMeans	56	Senior Vice President and Chief Financial Officer
Debra A. Gordon, Ph.D., J.D.	58	Senior Vice President and Chief Legal Counsel

Non-Employee Directors
Ann F. Hanham, Ph.D. (3)	65	Chair of the Board of Directors
Harry A. George (1)	69	Director
Donnie B. Hardison (2)	67	Director
James T. LaFrance (1)(2)(3)	59	Director
Lee McCracken (2)(3)	60	Director
Lewis J. Shuster (1)	62	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and governance committee.

Executive Officers

Timothy (TJ) B. Johnson. Mr. Johnson has served as our President and Chief Executive Officer and as a member of our board of directors since January 2008. Mr. Johnson joined us from LVC Consulting, a consulting company, where he was a partner from April 2007 to January 2008. Prior to April 2007, Mr. Johnson spent five years in leadership roles at Ventana Medical Systems, Inc. (“Ventana”), a medical diagnostics company, prior to its acquisition by Roche Holdings, Inc. (“Roche”). At Ventana, Mr. Johnson held the positions of Senior Vice President, Global Business Services, Senior Vice President, Corporate Development and Operations, and Vice President/General Manager, Operations and Lean Systems. In these roles, Mr. Johnson’s responsibilities included product technical support, worldwide marketing, corporate development, strategic planning and manufacturing. Prior to working at Ventana, Mr. Johnson had a 12-year career at Hillenbrand Industries, Inc., a global diversified industrial company, where he held several leadership roles in the corporate offices and in the Hill-Rom Division, including Vice President, Global Marketing, Vice President/General Manager, Hill-Rom AirShields, Vice President, Operations, and Vice President, Continuous Improvement and Strategic Planning. Mr. Johnson spent part of his early career at PricewaterhouseCoopers LLP, a public accounting firm. Mr. Johnson previously served on the board of directors of Kalypto Medical, Inc. and was the Industry co-chair for the Biosciences Leadership Council of Southern Arizona. He earned a B.S. in Business from Indiana University. Our board of directors believes that Mr. Johnson’s extensive executive background in general management, strategic planning and managing operations of a diagnostic company and service as our President and Chief Executive Officer qualify him to serve on our board of directors.

John L. Lubniewski. Mr. Lubniewski has served as our Senior Vice President and Chief Business Officer since April 2011. Mr. Lubniewski joined us from Ventana, a medical diagnostics company and member of the Roche Group and global headquarters of Roche Tissue Diagnostics (“RTD”) where he served in leadership roles for nine years both before and after the acquisition of Ventana by Roche in March 2008. From August 2010 to April 2011, Mr. Lubniewski was Senior Vice President and Lifecycle Leader, Advanced Staining Platforms at Ventana. From January 2008 to August 2010, Mr. Lubniewski served as Senior Vice President and Lifecycle Leader, Clinical Assays at RTD, with responsibility for three lifecycle teams, technical marketing and medical marketing and global accountability for all RTD clinical assay products. Prior to the Roche acquisition of Ventana, Mr. Lubniewski served at Ventana as Senior Vice President, Advanced Staining Business Unit, Vice President Worldwide Marketing and Translational Diagnostic Business Unit, and General Manager, Research Products. In these roles, Mr. Lubniewski was responsible for a variety of assay and platform development and commercialization efforts. Prior to Ventana, Mr. Lubniewski worked for over ten years at Corning, Inc., a manufacturing company, in a variety of divisional, sector and corporate sales and marketing roles. Mr. Lubniewski earned a B.S. in Chemical Engineering from Clarkson University.

Patrick (Pat) C. Roche, Ph.D. Dr. Roche has served as our Senior Vice President of Medical and Scientific Affairs since April 2014. Dr. Roche joined us from Ventana, a medical diagnostics company and member of the Roche Group and global headquarters of RTD, where he worked for 12 years and held a number of positions of increasing responsibility, including Vice President, Head Biomarker Strategy, Translational Diagnostics, from August 2009 to April 2014, and Vice President, Assay Development and Clinical Studies, from March 2007 to July 2009. In these roles, Dr. Roche was responsible for interfacing with biopharmaceutical partners in their development of targeted cancer therapeutics and facilitating the transition of biomarkers into companion diagnostics and for leading reagent product development and launching over 30 in vitro diagnostic products, including the FDA-approved c-kit and HER2 tests. Prior to working at Ventana, Dr. Roche was at the Mayo Clinic Rochester, a medical research group, where he served as Director of the Immunohistochemistry Laboratory and as Associate Professor of Laboratory Medicine and Pathology. Dr. Roche has co-authored more than 125 peer-reviewed publications and is an inventor on a number of patent filings and two issued U.S. patents. Dr. Roche received a B.S. in Biological Sciences from the University of Southern California, and a Ph.D. in Experimental Pathology from the University of Southern California, School of Medicine.

Shaun D. McMeans. Mr. McMeans has served as our Senior Vice President and Chief Financial Officer since February 2012. Prior to joining us, Mr. McMeans was Vice President – Finance of Securaplane Technologies, Inc., a product supply company and division of Meggitt PLC, an aerospace, defense and energy conglomerate, from May 2011 to February 2012. Mr. McMeans was a financial consultant from February 2008 to April 2011, working both in an individual capacity and as a partner for Tatum LLC, a consulting company. Prior to February 2008, Mr. McMeans was Chief Financial Officer for The Long Companies, a full service residential and commercial real estate division of Berkshire Hathaway, Inc. Mr. McMeans also worked for over five years at LXU Healthcare, Inc., a manufacturer and distributor of specialty surgical equipment, as Controller and then Chief Financial and Operating Officer. In his early career, Mr. McMeans worked in roles of increasing responsibility, including Director of Finance, for Burnham Holdings, Inc., formerly Burnham Corporation, a manufacturer and distributor of residential and commercial hydronic heating equipment. Mr. McMeans received his B.S. in Accounting from The Pennsylvania State University.

Debra (Deb) A. Gordon, Ph.D., J.D. Dr. Gordon has served as our Senior Vice President and Chief Legal Counsel since June 2011. Prior to joining us, Dr. Gordon was General Counsel and Head, Patent Legal at Ventana, a medical diagnostics company and a member of the Roche Group and the global headquarters for RTD, from October 2008 to June 2011. Dr. Gordon was promoted to leadership of the Ventana legal function after serving at Ventana from February 2007 as a patent attorney supporting the assay development functions. For nearly ten years preceding Dr. Gordon’s in-house legal experiences, Dr. Gordon practiced as a business transactional attorney at the law firms Lewis and Roca LLP (now, Lewis Roca Rothgerber Christie LLP) and Perkins Coie LLP, and as an intellectual property attorney at the law firm Klarquist Sparkman LLP. Prior to law school, Dr. Gordon completed post-doctoral fellowships at Brandeis University and the University of Arizona. Dr. Gordon is an author on 13 peer-reviewed scientific publications and an inventor on two patent filings. Dr. Gordon received a B.S. in Biology and Chemistry and a M.S. in Chemistry from Western Washington University, a Ph.D. in Physiology from the University of Arizona, College of Medicine, and a J.D. with honors from the University of Arizona, James E. Rogers College of Law.

Non-Employee Directors

Ann F. Hanham Ph.D. Dr. Hanham has served on our board of directors since August 2016, and, since March 2017, as the chair of our board of directors. Since March 2017, Dr. Hanham has provided independent management consulting as a sole proprietor. Previously, she was the founding and managing partner of BAR Capital LLC, an investment company, a position she has held from December 2013 to March 2017. From February 2000 to November 2013, Dr. Hanham was the Managing Director and General Partner of Burrill and Company, a life science investment company. Prior to that, Dr. Hanham held positions of increasing responsibility in product development, medical affairs, and clinical and regulatory affairs at various companies, including InterMune Inc., Otsuka America Pharmaceuticals, Inc. (“Otsuka”), Celtrix Pharmaceuticals, Inc. (“Celtrix”), and Becton Dickinson and Company (“BD”). InterMune, Inc., Otsuka and Celtrix are, or prior to respective acquisitions, were clinical-stage biopharmaceutical companies, and BD is a life sciences discovery and diagnostics company. Dr. Hanham currently serves on the board of directors of Endocyte, Inc. (Nasdaq: ECYT) and SCYNEXIS (Nasdaq: SCYX). Dr. Hanham received her B.Sc. degree from the University of Toronto, Canada; her M.Sc. degree, in biology, from Simon Fraser University, Canada; and her Ph.D. degree, in biology, from the University of British Columbia, Canada. Our board of directors believes that Dr. Hanham’s extensive industry and executive experience, and her experience serving on the board of directors of other public companies qualifies her to serve as the chair of our board of directors.

Harry A. George. Mr. George has served on our board of directors since 2002 and served as the chair of our board of directors from December 2007 until September 2013. Mr. George co-founded Solstice Capital, a venture capital firm, in 1995 and serves as its managing general partner. Mr. George has served as a member of the board of directors of a number of private and public companies and is currently serving on the boards of directors of Medipacs, Inc., Post.Bid.Ship, Inc., AdiCyte, Inc. and RxActuator, Inc. Mr. George is also a member of the boards of directors of several non-profit organizations, including Southern Arizona Leadership Council, Desert Angels and Start-up Tucson, a member of the Board of Visitors of the McGuire Center for Entrepreneurship, and an advisor to Tech Launch Arizona. Prior to 1995, Mr. George was co-founder, Director, and Vice-President of Finance for Interleaf Inc.,

a software products company. Prior to his time at Interleaf, Mr. George was co-founder, Director and Vice President of Finance of Kurzweil Computer Products, Inc., a computer products company, which subsequently was purchased by Xerox Imaging Systems. Mr. George received an A.B. from Bowdoin College and, in 2012, received an Honorary Doctorate of Science from the University of Arizona. Also in 2012, the Arizona BioIndustry Association conferred upon Mr. George the John McGarrity Bioscience Leader of the Year Award. Our board of directors believes Mr. George’s detailed knowledge of our company and long tenure with us, together with his more than 40 years of experience serving as founder, operating officer, or investor with successful rapid growth technology-related companies qualify him to serve on our board of directors.

Donnie M. Hardison. Mr. Hardison has served on our board of directors since May 2016. He currently is the President and Chief Executive Officer, and serves on the board of directors, of Biotheranostics, Inc., a CLIA-certified diagnostic laboratory, positions he has held since February 2017. From April 2017 to January 2017, Mr. Hardison served as the sole proprietor of DMH Consulting, a management consulting firm, which he founded. Between April 2010 and March 2016, Mr. Hardison was the President and Chief Executive Officer of Good Start Genetics, a genetic testing company. For more than 20 years prior to that, Mr. Hardison held a number of executive and senior management positions at companies including Laboratory Corporation of America (“LabCorp”) a clinical laboratory company, Exact Sciences Corporation, a molecular diagnostics company, OnTarget, Inc., a sales and marketing consulting company, Quest Diagnostics Inc., a clinical laboratory company, SmithKline Beecham Corporation, a pharmaceutical company, and others. He currently serves as an independent director on the boards of directors of several private companies, including Seventh Sense Biosystems, Boston Microfluidics, Episona and IQuity, Inc. He also served on the board of directors of Exact Science Corporation (Nasdaq: EXAS) from May 2000, through its initial public offering in February 2001, until August 2007. Mr. Hardison received his Bachelor of Arts degree, in political science, from the University of North Carolina, Chapel Hill. Our board of directors believes that Mr. Hardison’s broad private and public company background, his extensive executive and industry experience, his experience with newly emerging and well-established companies, and his extensive commercial and operational experience qualify him to serve on our Board of Directors.

James (Jim) T. LaFrance. Mr. LaFrance has served on our board of directors since December 2015. Mr. LaFrance has almost thirty years of diagnostic industry experience working since January 2015 as a sales, marketing, strategy development and commercial operational management consultant for LaFrance Consulting LLC, a firm he founded. He served as interim Chief Executive Officer of Vermillion, Inc. (Nasdaq: VRML), a bioanalytics service provider, from April 2014 to December 2014, where he also has served as chairman of the board of directors since December 2013. From November 2013 to March 2014, he served as a consultant in the medical diagnostics sector for his firm, LaFrance Consulting LLC. Prior to that, he was head of digital pathology and Chief Executive Officer of Omnyx, LLC for GE Healthcare from January 2012 to October 2013. From August 2009 to December 2011, he further served as a consultant in the medical diagnostics for LaFrance Consulting LLC. For eight years earlier in his career, Mr. LaFrance held a series of commercial, strategic marketing and business development leadership roles at Ventana Medical Systems (now Roche Tissue Diagnostics), including general management of the North American and international commercial operations. Prior to working for Ventana, Mr. LaFrance served in leadership roles in strategic marketing and business development at Bayer Diagnostics. Mr. LaFrance also serves on the boards of directors of a number of private companies, including BioArray Genetics, Personal Genome Diagnostics and LightIntegra Technology. He earned a Bachelor of Arts degree in Economics from the University of Connecticut and holds a Master’s in Business Administration from the University of Notre Dame. Our board of directors believes that Mr. LaFrance’s extensive industry and executive experience, and his experience serving on the board of directors of another public company qualify him to serve on our board of directors.

Lee McCracken. Mr. McCracken has served on our board of directors since October 2015. Mr. McCracken currently is the Chief Executive Officer and a member of the board of directors of Drawbridge Health, Inc., a company focused on enabling personal diagnostic testing, positions he has held since June 2017. From May 2016 to May 2017 and from April 2013 to March 2014, he served as a strategic and restructuring consultant in the regenerative medicine and diagnostic sectors for McCracken Consulting, a consulting firm he founded. Between April 2014 and May 2016, Mr. McCracken was Chief Executive Officer of Gensignia Life Sciences, Inc., a molecular diagnostics company. Earlier in his career, Mr. McCracken held a number of executive positions or roles with significant responsibility at seeral biotechnology and therapeutics companies, including Pathwork Diagnostics, Inc., Prometheus Laboratories Inc., GenStar Therapeutics Corporation, CombiChem Inc., and Allergan Inc., as well as at the investment companies, 3i Capital and Union Venture. Mr. McCracken received his M.B.A. from the Anderson School of Management at the University of California, Los Angeles, his Master of Computer Science (MCS) from the University of Dayton, and his B.S. in Commerce from Santa Clara University. He currently serves as a director of several private companies including Global Medical and Research Technologies, Inc. Our board of directors believes Mr. McCracken’s extensive executive and industry experience and his broad knowledge of molecular diagnostics qualify him to serve on our board of directors.

Lewis (Lew) J. Shuster. Mr. Shuster has served on our board of directors since March 2014. In 2002, Mr. Shuster founded Shuster Capital, a strategic and operating advisor to and angel investor in life science companies, and has served as its chief executive officer since that time. From June 2003 to November 2007, Mr. Shuster served as chief executive officer of Kemia, Inc., a drug discovery and development company. From February 2000 to December 2001, Mr. Shuster held various operating executive positions at Invitrogen Corporation, a biotechnology company that merged with Applied Biosystems Inc. and became Life Technologies Corporation. Between 1994 and 1999, Mr. Shuster served as chief financial officer and other executive positions at Pharmacopeia, Inc., a drug discovery product and service company. Mr. Shuster joined Human Genome Sciences, Inc. as its first employee in September 1992 and served as its executive vice president, operations and finance until 1994. Mr. Shuster has served on the boards of directors of several public and private companies, and currently serves on the boards of directors of Principia Biopharma, Cleave Biosciences, TissueNetix, Turning Point Therapeutics and Active Motif. Mr. Shuster received a B.A. in Economics from Swarthmore College and an M.B.A. from Stanford University. Our board of directors believes that Mr. Shuster’s extensive executive background in strategic planning and managing rapid operations growth for multiple public and private life science companies qualify him to serve on our board of directors.

Board Composition

Our business and affairs are organized under the direction of our board of directors, which consists of seven members as of December 31, 2017. The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling and direction to our management. Our board of directors meets on a regular basis and additionally as required.

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

In accordance with the terms of our amended and restated certificate of incorporation, our board of directors is divided into three classes, as follows:

•	Class I, which consists of Mr. McCracken and Mr. LaFrance, whose terms will expire at our annual meeting of stockholders to be held in 2019;
•	Class II, which consists of Mr. George and Mr. Hardison, whose terms will expire at our annual meeting of stockholders to be held in 2020; and
•	Class III, which consists of Mr. Johnson, Mr. Shuster and Dr. Hanham, whose terms will expire at our annual meeting of stockholders to be held in 2018.

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
•

reviewing and providing oversight of any related-person transactions in accordance with our related-person transaction policy and reviewing and monitoring compliance with legal and regulatory responsibilities, including our code of business conduct and ethics;

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

Compensation Committee

Our compensation committee consists of Mr. Hardison, Mr. McCracken, and Mr. LaFrance. Mr. Hardison serves as the chair of our compensation committee. Our board of directors has determined that each of the members of our compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended “(the “Exchange Act”), is an outside director, as defined pursuant to Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), and satisfies the Nasdaq Stock Market independence requirements. None of these individuals has ever been an executive officer or employee of ours. The functions of this committee include, among other things:

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

Nominating and Governance Committee

Our nominating and governance committee consists of Dr. Hanham, Mr. McCracken and Mr. LaFrance. Dr. Hanham serves as the chair of our nominating and governance committee. Our board of directors has determined that each of the members of this committee satisfies the Nasdaq Stock Market independence requirements. The functions of this committee include, among other things:

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

Based solely on our review of the copies of such forms received and the written representations from certain reporting persons, we have determined that no officer, director or 10% beneficial owner known to us was delinquent with respect to their reporting obligations as set forth in Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2017.

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

Item 11. Executive Compensation.

Our named executive officers for the year ended December 31, 2017, which consist of our principal executive officer and our two other most highly compensated executive officers as of December 31, 2017, are as follows:

•	Timothy B. Johnson, our President and Chief Executive Officer;
•	John L. Lubniewski, our Senior Vice President and Chief Business Officer; and
•	Shaun D. McMeans, Senior Vice President Finance and Chief Financial Officer.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($) (1)	Restricted stock unit awards ($) (2)	Option awards ($) (3)	Non-equity incentive plan compensation ($) (4)	All other compensation ($) (5)	Total ($)
Timothy B. Johnson	2017	409,500	167,500	117,600	36,480	267,800	38,408	1,037,288
President and Chief Executive Officer	2016	400,000	—	98,400	247,800	—	328	746,528
John L. Lubniewski	2017	306,792	105,739	58,800	38,400	160,346	20,492	690,569
Senior Vice President and Chief Business Officer	2016	299,614	—	49,200	82,600	—	328	431,742
Shaun D. McMeans	2017	255,738	80,110	50,600	35,520	134,316	18,786	575,070
Senior Vice President and Chief Financial Officer	2016	245,000	—	49,200	47,200	—	328	341,728

(1)

The dollar amounts in this column represent the following bonus payments made in 2017: For Mr. Johnson, $142,500 in recognition of 2016 corporate performance and our achievement of the financing goal described in note (4) below, and $25,000 in recognition of certain commercial and other financing transactions in 2016; for Mr. Lubniewski, $85,739 in recognition of 2016 corporate performance and our achievement of the financing goal described in note (4) below, and $20,000 in recognition of certain commercial and other financing transactions in 2016; and for Mr. McMeans, $70,110 in recognition of 2016 corporate performance and our achievement of the financing goal described in note (4) below, and $10,000 in recognition of certain commercial and other financing transactions in 2016. The foregoing amounts paid in recognition of 2016 corporate performance were performance-based bonuses for 2016 that would have been reflected as non-equity incentive plan compensation for 2016 in the table above, but for the fact that payment of these amounts was made expressly conditioned on the achievement of a 2017 financing goal and continued employment through completion of the financing transaction(s), as described in note (4) below.

(2)

The dollar amounts in this column represent the aggregate grant date fair value of RSU awards granted in 2017 and 2016, as applicable. For further discussion of valuation assumptions, see Note 12 “Stock-based Compensation” to our financial statements included elsewhere in this Annual Report on Form 10-K.

(3)

The dollar amounts in this column represent the aggregate grant date fair value of stock option awards granted in 2017 and 2016, as applicable. These amounts have been computed in accordance with FASB ASC Topic 718, using the Black-Scholes option pricing model. For a discussion of valuation assumptions, see Note 12 “Stock-based Compensation” to our financial statements included elsewhere in this Annual Report on Form 10-K.

(4)

Amounts shown represent annual performance-based bonuses earned for 2017 and 2016. In April 2017, our board of directors made the receipt of the annual performance-based bonuses for 2016 expressly conditioned upon the completion by us of a financing transaction or series of related financing transactions in which we raised aggregate gross proceeds in excess of $12.0 million and, with respect to each named executive officer, his continued employment through completion of such financing transaction(s). Because payment of the performance-based bonuses for 2016 was made expressly conditioned on the achievement of the foregoing financing goal, the non-equity incentive plan compensation reportable for 2016 for each named executive officer is $0, and the performance-based bonuses paid with respect to 2016 are reflected as a bonus as described in note (1) above. For more information, see below under “Annual Performance-Based Bonus Opportunity.”

(5)

Amount shown represents premiums for life, disability and accidental death and dismemberment insurance paid by us on behalf of the named executive officer and reimbursement to the named executive officers of the employee portion of taxes paid at the vesting of the RSU awards granted on August 26, 2016 which vested in February and August of 2017.

Annual Base Salary

The base salary of our named executive officers is generally set forth in each officer’s employment letter agreement with us and periodically reviewed and adjusted as necessary by our board of directors, based on the recommendation of the compensation committee of our board of directors. At the beginning of 2017, the base salaries for our named executive officers were $400,000, $300,838 and $246,000, for Mr. Johnson, Mr. Lubniewski and Mr. McMeans, respectively. In March 2017, the base salaries for Mr. Johnson, Mr. Lubniewski and Mr. McMeans were increased to $412,000, $308,358 and $258,300, respectively.

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

Our board of directors will generally consider each named executive officer’s individual contributions towards reaching our annual corporate goals but does not typically establish specific individual goals for our named executive officers. There is no minimum bonus percentage or amount established for the named executive officers and, thus, the bonus amounts vary from year to year based on corporate and individual performance. For 2017, Mr. Johnson was eligible to receive a target bonus of up to 50% of his base salary pursuant to the terms of his employment letter agreement described below. For 2017, Mr. Lubniewski was eligible to receive a target bonus of up to 40% of his base salary pursuant to the terms of his employment letter agreement described below. For 2017, Mr. McMeans was eligible to receive a target bonus of up to 40% of his base salary pursuant to the terms of his employment letter agreement described below.

The corporate goals established by our board of directors for 2017 were based upon commercial and financial goals. Specific goals included increasing the number of biopharmaceutical company collaborative development programs and commercialization of the HTG EdgeSeq AlkPlus Assay EU in Europe. The financial goals were weighted at 60% towards overall corporate goal achievement and the commercial goals were weighted at 40% towards overall corporate goal achievement. There was no minimum percentage of corporate goals that was required to be achieved to earn a bonus. No specific individual goals were established for any of our named executive officers for 2017.

In January 2018, our board of directors determined that the 2017 corporate goals had been achieved at an aggregate level of 130%. As a result, on January 25, 2018, our board of directors awarded the following bonuses to our named officers:

Executive Officer	Title	2017 Bonus Amount
Timothy B. Johnson	President and Chief Executive Officer	$267,800
John L. Lubniewski	Senior Vice President and Chief Business Officer	$160,346
Shaun D. McMeans	Senior Vice President and Chief Financial Officer	$134,316

In January 2017, our board of directors determined that the 2016 corporate goals had been achieved at an aggregate level of 47.5%; however, at that time, the board of directors deferred a decision on specific recommendations for individual 2016 executive officer bonuses to a future date. On April 13, 2017, the board of directors awarded the following bonuses to our named officers, subject to conditions described below:

Executive Officer	Title	2016 Bonus Amount
Timothy B. Johnson	President and Chief Executive Officer	$142,500
John L. Lubniewski	Senior Vice President and Chief Business Officer	$85,739
Shaun D. McMeans	Senior Vice President and Chief Financial Officer	$70,110

Our board of directors determined, on April 13, 2017, that payment of the foregoing performance-bonus awards, based in part on 2016 performance, would be expressly conditioned upon our completion of a financing transaction, or series of related financing transactions, in which we raised aggregate gross proceeds in excess of $12.0 million and, with respect to each named executive officer, his continued employment through completion of such financing transaction(s). This financing goal was achieved in May 2017.

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align our interests with those of our employees and consultants, including our named executive officers. Our board of directors or any authorized committee thereof is responsible for approving equity grants, which include to date, stock options and RSUs. Vesting of the stock option and RSU awards is tied to continuous service with us and serves as an additional retention measure. Our executives generally are awarded an initial stock option grant upon commencement of employment. Additional equity awards may occur periodically to specifically incentivize executives to achieve certain corporate goals or to reward executives for exceptional performance. As of December 31, 2017, our named executive officers have been granted both stock option awards and RSUs.

Prior to the initial public offering, we granted all equity awards pursuant to the 2011 Plan and the 2001 Plan. All equity awards granted since our initial public offering have been granted pursuant to the 2014 Plan, the terms of which are described below under “—Equity Benefit Plans.” All stock options are granted with a per share exercise price equal to no less than the fair market value of a share of our common stock on the date of the grant of such award.

Generally, our stock option awards vest over a one to four-year period subject to the holder’s continuous service to us and may be granted with an early exercise feature. Such early exercise feature allows the holder to exercise and receive unvested shares of our stock, so that the holder may have a greater opportunity for gains on the shares to be taxed at long-term capital gains rates rather than ordinary income rates. From time to time as our board of directors considers appropriate, we may grant stock options or RSUs that vest upon achievement of performance goals.

Agreements with Named Executive Officers

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

Employment Letter Agreement with Mr. Johnson. We entered into an amended and restated letter agreement with Mr. Johnson in December 2014 that replaced his previous letter agreement and became effective in May 2015. The agreement sets forth certain agreed upon terms and conditions of employment. Under the amended and restated letter agreement, Mr. Johnson serves as our President and Chief Executive Officer. Mr. Johnson was initially entitled to receive an annual base salary of $400,000, is eligible to receive an annual target performance bonus of up to 50% of his base salary as determined by the board of directors, and certain severance benefits, the terms of which are described below under “—Potential Payments and Benefits upon Termination or Change of Control.” Mr. Johnson’s base salary and target bonus percentage are subject to modification from time to time in the discretion of our board of directors or any authorized committee thereof. Effective March 16, 2017, our board of directors approved an increase to Mr. Johnson’s annual base salary to $412,000.

Employment Letter Agreement Mr. Lubniewski. We entered into an amended and restated letter agreement with Mr. Lubniewski in December 2014 that replaced his previous letter agreement and became effective in May 2015. The agreement sets forth certain agreed upon terms and conditions of employment. Under the amended and restated letter agreement, Mr. Lubniewski serves as our Chief Business Officer. Mr. Lubniewski was initially entitled to receive an annual base salary of $293,500, is eligible to receive an annual target performance bonus of up to 40% of his base salary as determined by the board of directors, and certain severance benefits, the terms of which are described below under “—Potential Payments and Benefits upon Termination or Change of Control.” Mr. Lubniewski’s base salary and target bonus percentage are subject to modification from time to time in the discretion of our board of directors or any authorized committee thereof. Effective March 16, 2017, our board of directors approved an increase to Mr. Lubniewski’s annual base salary to $308,358.

Employment Letter Agreement with Mr. McMeans. We entered into an amended and restated letter agreement with Mr. McMeans in December 2014 that replaced his previous letter agreement and became effective in May 2015. The agreement sets forth certain agreed upon terms and conditions of employment. Under the amended and restated letter agreement, Mr. McMeans serves as our Vice President of Finance & Administration and Chief Financial Officer. Mr. McMeans was initially entitled to an annual base salary of $240,000, is eligible to receive an annual target performance bonus of up to 40% of his base salary as determined by the board of directors, and certain severance benefits, the terms of which are described below under “—Potential Payments and Benefits upon Termination or Change of Control.” Mr. McMeans’ base salary and target bonus percentage are subject to modification from time to time in the discretion of our board of directors or any authorized committee thereof. Effective February 1, 2018, our board of directors approved an increase to Mr. McMeans’ annual base salary to $275,000.

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

Outstanding Equity Awards at Fiscal Year-End

The following table presents information concerning equity awards held by our named executive officers as of December 31, 2017, granted under the 2001 Plan, the 2011 Plan and the 2014 Plan.

Name		Grant Date/Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Timothy B. Johnson	(1)	1/16/2008	25,048	—	—	6.44	1/16/2018	—	—	—	—
	(1)	10/23/2008	14,407	—	—	6.44	10/23/2018	—	—	—	—
	(1)	3/01/2009	4,655	—	—	4.30	3/01/2019	—	—	—	—
	(1)	3/01/2010	6,983	—	—	4.30	3/01/2020	—	—	—	—
	(1)	4/13/2010	675	—	—	4.30	4/13/2020	—	—	—	—
	(1)	10/21/2010	581	—	—	4.30	10/21/2020	—	—	—	—
	(1)	1/20/2011	675	—	—	4.30	1/20/2021	—	—	—	—
	(1)	4/26/2011	29,797	—	—	2.15	4/26/2021	—	—	—	—
	(1)	2/01/2013	18,328	—	—	2.15	2/01/2023	—	—	—	—
	(1)	8/06/2013	9,311	—	—	2.15	8/06/2023	—	—	—	—
	(1)	3/20/2014	43,267	—	—	2.15	3/20/2024	—	—	—	—
	(2)	12/29/2014	7,565	1,746	—	12.89	12/29/2024	—	—	—	—
	(2)	2/16/2016	59,063	45,937	—	2.36	2/15/2026	—	—	—	—
	(3)	2/13/2017	—	19,000	—	1.92	2/13/2027	—	—	—	—
John L. Lubniewski	(1)	4/26/2011	13,036	—	—	2.15	4/26/2021	—	—	—	—
	(1)	3/08/2012	2,793	—	—	2.15	3/08/2022	—	—	—	—
	(1)	2/01/2013	3,503	—	—	2.15	2/01/2023	—	—	—	—
	(1)	8/06/2013	13,036	—	—	2.15	8/06/2023	—	—	—	—
	(1)	3/20/2014	29,818	—	—	2.15	3/20/2024	—	—	—	—
	(2)	12/29/2014	3,028	696	—	12.89	12/29/2024	—	—	—	—
	(2)	2/16/2016	19,688	15,312	—	2.36	2/15/2026	—	—	—	—
	(3)	2/13/17	—	20,000		1.92	2/13/2027	—	—	—	—
Shaun D. McMeans	(1)	3/08/2012	8,380	—	—	2.15	3/08/2022	—	—	—	—
	(1)	2/01/2013	1,854	—	—	2.15	2/01/2023	—	—	—	—
	(1)	8/06/2013	13,036	—	—	2.15	8/06/2023	—	—	—	—
	(1)	3/20/2014	30,308	—	—	2.15	3/20/2024	—	—	—	—
	(2)	12/29/2014	1,897	430	—	12.89	12/29/2024	—	—	—	—
	(2)	2/16/2016	11,250	8,750	—	2.36	2/15/2026	—	—	—	—
	(3)	2/13/2017	—	18,500	—	1.92	2/13/2027	—	—	—	—

(1)	Fully vested.
(2)

Stock options vest over four years as follows: 1/16 of the outstanding shares vest at the end of each calendar quarter over a period of approximately four years, subject to the individual’s continued service with us through each vesting date.

(3)	Stock options vest in full on February 13, 2018, subject to the individual’s continued service with us through the vesting date.

Equity Benefit Plans

2014 Equity Incentive Plan

Our board of directors adopted the 2014 Plan in December 2014 and our stockholders approved the 2014 Plan in April 2015. The 2014 Plan became effective on May 5, 2015 in connection with our initial public offering.

Stock Awards. The 2014 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation (collectively “stock awards”), all of which may be granted to employees, including officers, non-employee directors and consultants of us and our affiliates. Additionally, the 2014 Plan provides for the grant of performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants.

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

No person may be granted stock awards covering more than 200,000 shares of our common stock under the 2014 Plan during any calendar year pursuant to stock options, stock appreciation rights and other stock awards whose value is determined by reference to an increase over an exercise or strike price of at least 100% of the fair market value on the date the stock award is granted. Additionally, no person may be granted in a calendar year a performance stock award covering more than 200,000 shares of our common stock or a performance cash award having a maximum value in excess of $2,000,000. Such limitations were designed to help assure that any deductions to which we would otherwise be entitled with respect to such awards would not be subject to the $1,000,000 limitation on the income tax deductibility of compensation paid to any covered executive officer imposed by Section 162(m) of the Code. The exemption from the deduction limit under Section 162(m) of the Code for “performance-based compensation” has been repealed, effective for taxable years beginning after December 31, 2017.

If a stock award granted under the 2014 Plan expires or otherwise terminates without being exercised in full, or is settled in cash, the shares of our common stock not acquired pursuant to the stock award again will become available for subsequent issuance under the 2014 Plan. In addition, the following types of shares of our common stock under the 2014 Plan may become available for the grant of new stock awards under the 2014 Plan: (1) shares that are forfeited to or repurchased by us prior to becoming fully vested; (2) shares withheld to satisfy income or employment withholding taxes; or (3) shares used to pay the exercise or purchase price of a stock award. Shares issued under the 2014 Plan may be previously unissued shares or reacquired shares bought by us on the open market. As of December 31, 2017, option awards covering an aggregate of 1,064,200 shares of our common stock have been granted under the 2014 Plan and were outstanding and an additional 26,666 RSU awards have been granted and remain outstanding and unvested.

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

Stock Options. ISOs and NSOs are granted pursuant to stock option agreements adopted by the plan administrator. The plan administrator determines the exercise price for a stock option, within the terms and conditions of the 2014 Plan, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of our common stock on the date of grant. Stock options granted under the 2014 Plan vest at the rate specified by the plan administrator.

The plan administrator determines the term of stock options granted under the 2014 Plan, up to a maximum of ten years. Unless the terms of an optionholder’s stock option agreement provide otherwise, if an optionholder’s service relationship with us, or any of our affiliates, ceases for any reason other than disability, death or cause, the optionholder may generally exercise any vested options for a period of three months following the cessation of service. The option term may be extended in the event that exercise of the option following such a termination of service is prohibited by applicable securities laws or our insider trading policy. If an optionholder’s service relationship with us or any of our affiliates ceases due to disability or death, or an optionholder dies within a certain period following cessation of service, the optionholder or a beneficiary may generally exercise any vested stock options for a period of 12 months in the event of disability and 18 months in the event of death. In the event of a termination for cause, stock options generally terminate immediately upon the termination of the individual for cause. In no event may an option be exercised beyond the expiration of its term.

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

Unless the plan administrator provides otherwise, stock options generally are not transferable except by will, the laws of descent and distribution, or pursuant to a domestic relations order. An optionholder may designate a beneficiary, however, who may exercise the option following the optionholder’s death.

Tax Limitations on Incentive Stock Options. The aggregate fair market value, determined at the time of grant, of our common stock with respect to ISOs that are exercisable for the first time by an optionholder during any calendar year under all of our stock plans may not exceed $100,000. Stock options or portions thereof that exceed such limit will generally be treated as NSOs. No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of our total combined voting power or that of any of our affiliates unless (1) the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant, and (2) the term of the ISO does not exceed five years from the date of grant.

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

Performance Awards. The 2014 Plan permits the grant of performance-based stock and cash awards that, prior to the repeal of the exemption from the deduction limit under Section 162(m) of the Code for “performance-based compensation,” could qualify as performance-based compensation that is not subject to the $1,000,000 limitation on the income tax deductibility of compensation paid to a covered executive officer imposed by Section 162(m) of the Code.

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

All stock options granted under the 2014 Plan to our named executive officers provide that vesting and exercisability of such stock options will be accelerated in full following a change in control if, immediately prior to or within 12 months after the effective time of such change in control, the optionholder’s continuous service terminates due to an involuntary termination without cause or due to a voluntary termination with good reason. Several terms are specifically defined in the 2014 Plan for purposes of this “double-trigger” provision; in particular, (i) “good reason” is generally defined as (1) a material reduction in the optionholder’s annual base salary, except pursuant to a salary reduction program affecting substantially all of our employees that does not disproportionately affect the optionholder; (2) a material reduction in the optionholder’s authority, duties or responsibilities; (3) any failure by us to continue any material benefit plan or program in which the optionholder was participating immediately prior to the change in control, or any action by us that would adversely affect the optionholder’s participation in or reduce his/her benefits under such benefit plan or program, or deprive him/her of any fringe benefit enjoyed immediately prior to the change in control, unless, taken as a whole, we provide for optionholder participation in comparable benefit plans or programs; (4) a relocation of the optionholder’s principal place of employment more than 50 miles; or (5) a material breach by us of any provision of the 2014 Plan or an option agreement under the 2014 Plan or any other material agreement between the optionholder and us concerning the terms and conditions of employment or service with us; and (ii) “cause” is generally defined as the occurrence of any of the following events: (A) the optionholder’s commission of any felony or any crime involving fraud, dishonesty or moral turpitude under the laws of the United States or any state thereof; (B) the optionholder’s attempted commission of, or participation in, a fraud or act of dishonesty against us; (C) the optionholder’s intentional, material violation of any contract or agreement between the optionholder and us or of any statutory duty owed to us; (D) the optionholder’s unauthorized use or disclosure of our confidential information or trade secrets; or (E) the optionholder’s gross misconduct.

Amendment and Termination. Our board of directors has the authority to amend, suspend, or terminate the 2014 Plan, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. No ISOs may be granted after the tenth anniversary of the date our board of directors adopted the 2014 Plan.

2011 Equity Incentive Plan

General. Our board of directors and our stockholders approved our 2011 Plan in March 2011. The 2011 Plan was subsequently amended by our board of directors and our stockholders, most recently in February 2014. The 2011 Plan is the successor to and continuation of our 2001 Plan. As of December 31, 2017, option awards under the 2011 Plan covering an aggregate of 383,020 shares of our common stock were outstanding. No additional awards will be granted under the 2011 Plan and all outstanding awards granted under the 2011 Plan that are repurchased, forfeited, expire or are cancelled will become available for grant under the 2014 Plan in accordance with its terms. Our board of directors, or a duly authorized committee thereof, has the authority to administer the 2011 Plan. Our board of directors may also delegate certain authority to one or more of our officers. The plan administrator has the authority to modify outstanding awards under our 2011 Plan, including the authority to reduce the exercise, purchase or strike price of any outstanding stock award, cancel any outstanding stock award in exchange for new stock awards, cash or other consideration, or take any other action that is treated as a repricing under generally accepted accounting principles, with the consent of any adversely affected participant.

Stock Options. ISOs and NSOs are granted pursuant to stock option agreements adopted by the plan administrator. The plan administrator determines the exercise price for a stock option, within the terms and conditions of the 2011 Plan, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of our common stock on the date of grant. Stock options granted under the 2011 Plan vest at the rate specified by the plan administrator.

The plan administrator determines the term of stock options granted under the 2011 Plan, up to a maximum of 10 years. Unless the terms of an optionholder’s stock option agreement provide otherwise, if an optionholder’s service relationship with us, or any of our affiliates, ceases for any reason other than disability, death or cause, the optionholder may generally exercise any vested stock options for a period of three months following the cessation of service. The stock option term may be extended in the event that exercise of the option following such a termination of service is prohibited by applicable securities laws or our insider trading policy. If an optionholder’s service relationship with us or any of our affiliates ceases due to disability or death, or an optionholder dies within a certain period following cessation of service, the optionholder or a beneficiary may generally exercise any vested stock options for a period of 12 months in the event of disability and 18 months in the event of death. In the event of a termination for cause, stock options generally terminate immediately upon the termination of the individual for cause. In no event may an option be exercised beyond the expiration of its term.

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

Certain stock options granted under the 2011 Plan, including the stock options held by our named executive officers, provide that if immediately prior to a change of control the participant’s service with the Company has not terminated, the option will accelerate vesting with respect to 25% of the then-unvested portion of the option; if the option continues, the remaining 75% of the unvested option will continue to vest on the option’s original schedule prior to the change of control and will accelerate vesting in full in the event that the participant’s continuous service is terminated without cause or by the participant for good reason within the 12 months following the change of control. “Good reason” for purposes of this “double-trigger” provision is generally defined as (1) an assignment of duties or responsibilities to the participant that results in a material diminution of the participant’s function; (2) a material reduction in the participant’s annual base salary; (3) failure to continue the participant’s benefit plans or programs, any action that would adversely affect the participant’s participation in any benefit plan, reduce the participant’s benefits under any benefit plan or deprive the participant of any fringe benefit; or (4) a relocation of the participant’s business office more than 50 miles.

2001 Stock Option Plan

Our board of directors and our stockholders approved our 2001 Plan, which became effective in February 2001. The 2001 Plan terminated and no further awards were granted under the 2001 Plan upon the effective date of the 2011 Plan. As of December 31, 2017, there were outstanding stock options under our 2001 Plan covering a total of 70,551 shares of our common stock.

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

401(k) Plan

We maintain a tax-qualified retirement plan that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. All participants’ interests in their deferrals are 100% vested when contributed. In 2017, we made no matching contributions into the 401(k) plan. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan, and all contributions are deductible by us when made.

Director Compensation

The following table sets forth in summary form information concerning the compensation that we paid or awarded during the year ended December 31, 2017 to each of our non-employee directors:

Name	Fees Earned ($)	Option Awards ($) (1)	Total ($)
Ann F. Hanham	68,848	13,620	82,468
Harry A. George	42,500	13,620	56,120
Donnie M. Hardison	40,625	13,620	54,245
James T. LaFrance	49,257	13,620	62,877
Lee R. McCracken	48,125	13,620	61,745
Lewis J. Shuster	50,000	13,620	63,620

(1)

As of December 31, 2017, the aggregate number of shares outstanding under all options to purchase our common stock held by our non-employee directors were: Dr. Hanham: 16,000, Mr. George: 18,000; Mr. Hardison: 22,000; Mr. LaFrance: 22,000; Mr. McCracken: 22,000 and Mr. Shuster: 30,569. The dollar amounts in this column represent the aggregate grant date fair value of stock option awards granted in 2017. These amounts have been computed in accordance with FASB ASC Topic 718, using the Black-Scholes option pricing model. For a discussion of valuation assumptions, see Note 12 “Stock-based Compensation” to our financial statements included elsewhere in this Annual Report.

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

Pursuant to our non-employee director compensation policy, non-employee director compensation for service on our board of directors is as follows:

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

Each of the option grants described above will vest and become exercisable subject to the director’s continuous service with us through each applicable vesting date, provided that each option will vest in full upon a change of control, as defined under the 2014 Plan. The stock options will be granted under the 2014 Plan, the terms of which are described in more detail above under “– Equity Benefit Plans – 2014 Equity Incentive Plan.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2017.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (3)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a) (c )
Equity compensation plans approved by security holders:
2001 Stock Option Plan	70,551	$5.86	—
2011 Equity Incentive Plan	383,020	3.34	—
2014 Equity Incentive Plan (1)	1,090,866	2.64	8,169
2014 Employee Stock Purchase Plan (2)	—	N/A	98,744
Equity compensation plans not approved by security holders	—	—	—
Total	1,544,437		106,913

(1)

On January 1 of each year from January 1, 2016 through and including January 1, 2024, the number of shares authorized for issuance under the 2014 Plan is automatically increased by a number equal to 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares determined by our board of directors. On January 1, 2018, the available shares for purchase under the 2014 Plan was increased by 557,190 shares.

(2)

On January 1 of each year from January 1, 2016 through and including January 1, 2024, the number of shares authorized for issuance under our ESPP is automatically increased by a number equal to the least of: (a) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; (b) 195,000 shares; and (c) a number determined by the board of directors that is less than the amounts set forth in the foregoing clauses (a) and (b). On January 1, 2018, the available shares for purchase under our ESPP was increased by 139,297 shares.

(3)

The number of shares to be issued upon exercise of outstanding options, RSUs, warrants and rights under the 2014 Equity Incentive Plan includes $26,666 unvested RSUs which have been excluded from weighted-average exercise price in column (b) above.

Principal Stockholders

The following table sets forth certain information regarding the ownership of the Company’s common stock as of February 28, 2018 by: (i) each director; (ii) each of our executive officers named in the Summary Compensation Table above; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.

The table is based upon information supplied by officers, directors and principal stockholders, Schedules 13G filed with the SEC and other sources believed to be reliable by us. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 28,354,746 shares outstanding on February 28, 2018, adjusted as required by rules promulgated by the SEC. Unless otherwise indicated, the address for each person or entity listed in the table is c/o HTG Molecular Diagnostics, Inc., 3430 E. Global Loop, Tucson, Arizona 85706.

	Common Stock Beneficially Owned
Name and address of beneficial owner	Shares	Percentage
Greater than 5% stockholders
FMR LLC (1)	3,441,656	12%
245 Summer Street
Boston, MA 02210
QIAGEN NV (2)	1,588,511	5%
Hulsterweg 82, 5912 PL
Venlo, The Netherlands
Stonepine Capital Management (3)	1,450,000	5%
919 NW Bond Street, Suite 204
Bend, OR 97703
Directors and named executive officers
Timothy B. Johnson (4)	406,173	1%
John L. Lubniewski (5)	219,314	*
Shaun D. McMeans (6)	178,033	*
Ann Hanham (7)	9,557	*
Harry A. George (8)	194,396	*
Donnie M. Hardison (9)	24,169	*
James T. LaFrance (10)	25,420	*
Lee McCracken (11)	18,479	*
Lewis J. Shuster (12)	28,569	*
All current executive officers and directors as a group (11 persons) (13)	1,357,830	5%

*	Represents beneficial ownership of less than one percent.
(1)

Abigail P. Johnson is a director, the Vice Chairman, the Chief Executive Officer and President of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of the FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of the Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FRM LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act advised by Fidelity Management & Research Company, a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by Fidelity Funds’ Board of Trustees. This information is based on the Schedule 13G filed on February 9, 2018 with the SEC.

(2)	The 833,333 shares of common stock are held of record by QIAGEN North American Holdings, Inc., a wholly-owned subsidiary of QIAGEN N.V.
(3)

Stonepine Capital Management, LLC, a California limited liability company is the general partner and investment advisor of investment funds, including Stonepine Capital, L.P., a Delaware limited partnership. Jon M. Plexico and Timothy P. Lynch are the control persons of the general partner. These filers have filed a Schedule 13G jointly, but not as members of a group, and each disclaims membership in a group. Each filer also disclaims beneficial ownership of the stock except to the extent of that person’s pecuniary interest therein. In addition, the filing of the Schedule 13G on behalf of Stonepine capital, L.P. should not be construed as an admission that it is, and it disclaims that it is, a beneficial owner, as defined in Rule 13d-3 under the Securities Act of 1934, of any of the stock covered by the 13G. This information is based on the Schedule 13G filed on January 19, 2018 with the SEC.

(4)	Includes 221,452 shares that Mr. Johnson has the right to acquire from us within 60 days of February 28, 2018 pursuant to the exercise of stock options.
(5)	Includes 107,323 shares that Mr. Lubniewski has the right to acquire from us within 60 days of February 28, 2018 pursuant to the exercise of stock options.
(6)	Includes 86,621 shares that Mr. McMeans has the right to acquire from us within 60 days of February 28, 2018 pursuant to the exercise of stock options.
(7)	Includes 9,557 shares that Dr. Hanham has the right to acquire from us within 60 days of February 28, 2018 pursuant to the exercise of stock options
(8)

Consists of shares beneficially owned by Solstice Capital II LP. Mr. George is the managing member of Solstice Capital and has joint voting and investment power over the shares held by Solstice Capital II LP as well as 16,000 shares that Mr. George has the right to acquire from us within 60 days of February 28, 2018 pursuant to the exercise of stock options.

(9)	Includes 16,669 shares that Mr. Hardison has the right to acquire from us within 60 days of February 28, 2018 pursuant to the exercise of stock options.
(10)	Includes 17,920 shares that Mr. LaFrance has the right to acquire from us within 60 days of February 28, 2018 pursuant to the exercise of stock options.
(11)	Includes 18,479 shares that Mr. McCracken has the right to acquire from us within 60 days of February 28, 2018 pursuant to the exercise of stock options.
(12)	Includes 28,569 shares that Mr. Shuster has the right to acquire from us within 60 days of February 28, 2018 pursuant to the exercise of stock options.
(13)

The number of shares beneficially owned consists of (a) the shares described in Notes (4) through (12), and (b) 115,185 shares beneficially owned, 138,535 shares issuable upon exercise of stock options within 60 days of February 28, 2018 pursuant to the exercise of stock options.

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

The following sections summarize transactions since January 1, 2016 to which we have been a party, in which the amount involved in the transaction exceeded the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation” and “Director Compensation.”

Transactions with QIAGEN Manchester Limited and Affiliates

In November 2016, we entered into a Master Assay Development, Commercialization and Manufacturing Agreement (“Governing Agreement”) with QIAGEN Manchester Limited (“QML”), and we concurrently entered into a stock purchase agreement with QIAGEN North American Holdings, Inc. (“QNAH”). Both QML and QNAH are wholly owned subsidiaries of QIAGEN N.V. Pursuant to the shares of our common stock acquired by QNAH under the stock purchase agreement, QNAH became a greater than 5% holder of our common stock.

In June 2017, we entered into a first statement of work (“SOW One”) with QML under the Governing Agreement. SOW One addresses the initial activities to be performed by us and QML in support of the development and potential commercialization of a NGS-based companion diagnostic assay that is the subject of a sponsor project agreement between QML and a biopharmaceutical company (“Pharma One”). QML has agreed to pay us low, single-digit millions of dollars for the Pharma One development work performed under the SOW, and we and QML will share any net profits resulting from performance of the development work as determined pursuant to the Governing Agreement. For additional details regarding the terms of SOW One, please refer to Note 15 to our financial statements contained in this Annual Report.

In connection with SOW One, the Governing Agreement was amended to provide that neither party may terminate SOW One or the Governing Agreement to the extent it relates to SOW One in the event of a change of control.

In October 2017, we entered into a second statement of work (“SOW Two”) under the Governing Agreement with QML. SOW Two was made effective as of June 2, 2017 (“Onset Date”). SOW Two addresses development activities conducted by us and QML since the Onset Date and those expected to be further conducted by parties in connection with a sponsor project agreement, dated June 2, 2017, between QML and Bristol-Myers Squibb. QML has agreed to pay us mid-single digit millions of dollars for the development work performed and expected to be performed by us and QML under SOW Two (the “Initial Phase Work”). In addition, we will share in any net profits (as determined under the Governing Agreement) generated by the Initial Phase Work on an approximately quarterly basis throughout the term of SOW Two. For additional details regarding the terms of SOW Two, please refer to Note 15 to our financial statements contained in this Annual Report.

In January 2018, we entered into a third statement of work (“SOW Three”) under the Governing Agreement with QML. SOW Three addresses the development activities for a NGS‑based clinical‑trial assay (“SOW Three Project”) in connection with a sponsor project agreement between QML and a pharmaceutical company (“Pharma Three”). QML has agreed to pay us low, single-digit millions of dollars for the development work performed and expected to be performed by us and QML under SOW Three. In addition, we will share in any net profits (as determined under the Governing Agreement) generated by the SOW Three Project on an approximately quarterly basis over the term of SOW Three. For additional details regarding the terms of SOW Three, please refer to Note 16 to our financial statements contained in this Annual Report.

In October 2017, we issued a subordinated convertible promissory note (the “QNAH Convertible Note”) to QIAGEN North American Holdings, Inc. (“QNAH”) in the principal amount of $3.0 million against receipt of cash proceeds equal to such principal amount. The QNAH Convertible Note bears simple interest at the rate of 3.0% per annum and matures on October 26, 2020. Our indebtedness under the QNAH Convertible Note is expressly subordinated in right of payment to the prior repayment in full of our indebtedness under our Growth Term Loan. QNAH may elect to convert all or any portion of the outstanding principal balance of the QNAH Convertible Note and all unpaid accrued interest thereon at any time prior to the maturity date into shares of our common stock at a conversion price of $3.984 per share.

Since October 26, 2017, the outstanding principal amount of the QNAH Convertible Note has remained at $3.0 million.

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

Item 14. Principal Accounting Fees and Services.

The following table summarizes the fees of BDO USA, LLP, our independent registered public accounting firm, for 2017 and 2016.

	December 31,
	2017	2016
Fee Category
Audit fees (1)	$355,471	$297,997
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$355,471	$297,997

(1)

Audit fees consist of fees for professional services provided primarily in connection with the annual audit of our financial statements, quarterly reviews and services associated with SEC registration statements and other documents issued in connection with securities offerings including comfort letters and consents.

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

The exhibits listed on the Exhibit Index immediately preceding the signature page to this Annual Report are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

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

4.9

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

10.6+

HTG Molecular Diagnostics, Inc. Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2016).

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

10.19

HTG Molecular Diagnostics, Inc. Amended and Restated Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2016).

Exhibit Number	Description
10.20*

Authorization, Supply, and Regulatory Authorization Agreement, dated March 16, 2016, by and between HTG Molecular Diagnostics, Inc. and Life Technologies Corporation (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 21, 2016).

10.21

Second Amendment to Loan and Security Agreement, dated June 1, 2016, by and between Registrant, Oxford Finance LLC and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2016).

10.22*

Master Assay Development, Commercialization and Manufacturing Agreement, dated November 16, 2016, by and between Registrant and QIAGEN Manchester Limited (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 23, 2017).

10.23

Stock Purchase Agreement, dated November 16, 2016, by and between Registrant and QIAGEN North American Holdings, Inc. (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 23, 2017).

10.24

Controlled Equity Offering Sales Agreement, by and between the Registrant and Cantor Fitzgerald & Co., dated April 13, 2017 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37369), filed with the SEC on April 13, 2017).

10.25

Registration Rights Letter Agreement, effective June 2, 2017, by and between the Registrant and Novo Holdings A/S (f/k/a Novo A/S) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37369), filed with the SEC on August 8, 2017).

10.26*

Amended and Restated Development and Component Supply Agreement, effective May 31, 2017, by and between the Registrant and Illumina, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37369), filed with the SEC on August 8, 2017).

10.27

First Amendment to Master Assay Development, Commercialization and Manufacturing Agreement, dated June 14, 2017, by and between the Registrant and QIAGEN Manchester Limited (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37369), filed with the SEC on August 8, 2017).

10.28*

Statement of Work No. 1, dated June 14, 2017, under Master Assay Development, Commercialization and Manufacturing Agreement between the Registrant and QIAGEN Manchester Limited (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37369), filed with the SEC on August 8, 2017).

10.29*	Amendment to Statement of Work No. 1, dated December 18, 2017, under Master Assay Development, Commercialization and Manufacturing Agreement between the Registrant and QIAGEN Manchester Limited.

10.30*	Statement of Work No. 2, dated October 26, 2017, under Master Assay Development, Commercialization and Manufacturing Agreement between the Registrant and QIAGEN Manchester Limited.

10.31*	Supplement Agreement, dated October 26, 2017, by and among the Registrant, QIAGEN Manchester Limited and Bristol-Myers Squibb Company, as amended.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

Exhibit Number	Description
101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
*	We have requested confidential treatment for certain portions of this agreement. Omitted portions have been filed separately with the SEC.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HTG Molecular Diagnostics, Inc.

Date: March 22, 2018	By:	/s/ Timothy B. Johnson
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Timothy B. Johnson Timothy B. Johnson	President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	March 22, 2018

/s/ Shaun D. McMeans Shaun D. McMeans	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2018

/s/ Ann F. Hanham Ann F. Hanham	Chair of the Board of Directors	March 22, 2018

/s/ Harry A. George Harry A. George	Member of the Board of Directors	March 22, 2018

/s/ James T. LaFrance James T. LaFrance	Member of the Board of Directors	March 22, 2018

/s/ Lee R. McCracken Lee R. McCracken	Member of the Board of Directors	March 22, 2018

/s/ Lewis J. Shuster Lewis J. Shuster	Member of the Board of Directors	March 22, 2018

/s/ Donnie M. Hardison	Member of the Board of Directors	March 22, 2018
Donnie M. Hardison