Form 10-Q
period 2018-03-31
HTG MOLECULAR DIAGNOSTICS, INC
filed 2018-05-10
CIK 1169987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 4, 2018, the registrant had 28,371,119 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

HTG Molecular Diagnostics, Inc.

Condensed Balance Sheets

	March 31,	December 31,
	2018	2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$20,530,960	$9,968,600
Short-term investments available-for-sale, at fair value	25,125,209	—
Accounts receivable	2,836,526	6,356,268
Contract assets	167,835	—
Inventory, net of allowance of $63,943 at March 31, 2018 and $62,142 at December 31, 2017	1,042,017	1,180,521
Prepaid expenses and other	464,562	443,068
Total current assets	50,167,109	17,948,457

Deferred offering costs	—	2,953
Deferred MidCap revolving loan costs	79,197	—
Property and equipment, net	3,099,479	3,304,890
Total assets	$53,345,785	$21,256,300

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,216,115	$2,438,798
Accrued liabilities	1,681,183	3,746,786
Contract liabilities - current	462,934	665,882
NuvoGen obligation - current	560,668	496,442
Growth Term Loan payable - net of discount and debt issuance costs	—	5,793,599
Other current liabilities	202,564	200,460
Total current liabilities	5,123,464	13,341,967
NuvoGen obligation - non-current, net of discount	7,268,161	7,520,913
Convertible note, related party - net of debt issuance costs	2,964,123	2,960,760
MidCap Term Loan payable - net of discount and debt issuance costs	6,585,731	—
Other non-current liabilities	435,017	492,197
Total liabilities	22,376,496	24,315,837
Commitments and Contingencies (Note 13)
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2018 and December 31, 2017, 28,358,925 shares issued and outstanding at March 31, 2018 and 13,929,763 shares issued and outstanding at December 31, 2017	28,359	13,929
Additional paid-in-capital	170,898,089	131,492,595
Accumulated other comprehensive loss	(11,151)	—
Accumulated deficit	(139,946,008)	(134,566,061)
Total stockholders’ equity (deficit)	30,969,289	(3,059,537)
Total liabilities and stockholders' equity (deficit)	$53,345,785	$21,256,300

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
Product and product-related services	$1,733,546	$1,371,169
Collaborative development services	2,425,106	—
Total revenue	4,158,652	1,371,169
Cost of revenue	1,137,063	1,295,302
Gross margin	3,021,589	75,867

Operating expenses:
Selling, general and administrative	5,657,832	4,238,467
Research and development	2,589,286	1,267,063
Total operating expenses	8,247,118	5,505,530
Operating loss	(5,225,529)	(5,429,663)
Other income (expense):
Interest expense	(182,517)	(398,420)
Interest income	133,163	12,089
Loss on extinguishment of Growth Term Loan	(105,064)	—
Total other income (expense)	(154,418)	(386,331)
Net loss before income taxes	(5,379,947)	(5,815,994)
Provision for income taxes	—	280
Net loss	$(5,379,947)	$(5,816,274)
Net loss per share, basic and diluted	$(0.22)	$(0.73)
Shares used in computing net loss per share, basic and diluted	24,704,128	7,971,097

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(5,379,947)	$(5,816,274)
Other comprehensive income (loss), net of tax effect:
Unrealized gain (loss) on short-term investments	(11,151)	354
Comprehensive loss	$(5,391,098)	$(5,815,920)

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2017	13,929,763	$13,929	$131,492,595	$-	$(134,566,061)	$(3,059,537)
Exercise of stock options	18,028	18	40,486	—	—	40,504
Stock-based compensation expense	—	—	1,143,188	—	—	1,143,188
Vesting of restricted stock awards	269,551	270	—	—	—	270
Net share settlement of restricted stock award	(34,769)	(35)	(133,478)	—	—	(133,513)
Employee stock purchase plan	—	—	14,453	—	—	14,453
Issuance of common stock from ATM Offering, net of issuance costs of $17,000	261,352	262	556,444	—	—	556,706
Issuance of common stock from underwritten public offering, net of issuance costs of $2.6 million	13,915,000	13,915	37,710,401	—	—	37,724,316
MidCap Term Loan warrant discount	—	—	74,000	—	—	74,000
Net loss	—	—	—	—	(5,379,947)	(5,379,947)
Other comprehensive loss	—	—	—	(11,151)	—	(11,151)
Balance at March 31, 2018	28,358,925	$28,359	$170,898,089	$(11,151)	$(139,946,008)	$30,969,289

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(5,379,947)	$(5,816,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	356,204	296,045
Accretion of discount on NuvoGen obligation	(2,952)	50,124
Provision for excess inventory	11,280	192,427
Amortization of Growth Term Loan discount and issuance costs	62,951	122,583
Loss on extinguishment of Growth Term Loan	105,064	—
Amortization of QNAH Convertible Note issuance costs	3,363	—
Amortization of MidCap Credit Facility discount and issuance costs	2,924	—
Stock-based compensation expense	1,143,458	396,646
Employee stock purchase plan expense	14,453	14,888
Accretion of incentive from landlord	(35,500)	(35,500)
Accrued interest on available-for-sale securities investments	(66,195)	(5,573)
Changes in operating assets and liabilities:
Accounts receivable	3,351,907	181,312
Inventory	127,224	63,198
Prepaid expenses and other	(21,494)	64,765
Deferred offering costs	2,953	10,830
Accounts payable	(78,239)	311,036
Accrued liabilities	(2,065,603)	(388,339)
Contract liabilities	(233,078)	(93,874)
Net cash used in operating activities	(2,701,227)	(4,635,706)
Investing activities
Purchase of property and equipment	(457,828)	(65,385)
Sales, redemptions and maturities of available-for-sale securities	—	1,700,000
Purchase of available-for-sale securities	(25,070,165)	—
Net cash (used in) provided by investing activities	(25,527,993)	1,634,615
Financing activities
Proceeds from MidCap Credit Facility	7,000,000	—
MidCap Credit Facility lender fees	(228,459)	—
Payments on Growth Term Loan	(1,684,626)	(1,546,612)
Payments for extinguishment of Growth Term Loan	(4,276,988)	—
Proceeds from public offering, net	37,932,290	—
Public offering costs	(207,974)	—
Proceeds from ATM Offering, net	556,706	—
Payments on NuvoGen obligation	(185,574)	(200,000)
Payments on capital leases	(20,786)	(27,199)
Proceeds from exercise of stock options	40,504	35,023
Taxes paid for net share settlement of restricted stock awards	(133,513)	—
Net cash provided by (used in) financing activities	38,791,580	(1,738,788)
Increase (decrease) in cash and cash equivalents	10,562,360	(4,739,879)
Cash and cash equivalents at beginning of period	9,968,600	7,507,659
Cash and cash equivalents at end of period	$20,530,960	$2,767,780
Noncash investing and financing activities
Fixed asset purchases payable and accrued at period end	$3,486	$44,256
Deferred offering costs payable and accrued at period end	—	76,262
Equipment purchased through capital lease	31,340	—
Debt issuance costs payable and accrued at period end	193,931	—
MidCap Term Loan fees and warrant discount	389,000	—
Retirement of treasury stock	—	75,000
Supplemental cash flow information
Cash paid for interest	$83,397	$225,713
Cash paid for taxes	—	280

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Notes to Unaudited Condensed Financial Statements

Note 1. Description of Business

HTG Molecular Diagnostics, Inc. (the “Company”) is a provider of instruments, reagents and services for molecular profiling applications. The Company derives revenue from sales of its HTG EdgeSeq automation system and integrated next-generation sequencing-based HTG EdgeSeq assays, from research services including sample processing and custom research use only (“RUO”) assay design and from collaborative development services.

The Company operates in one segment and its customers are located primarily in the United States and Europe. For the three months ended March 31, 2018 approximately 79% of the Company’s revenue was generated from sales originated by customers located outside of the United States, compared with 18% for the three months ended March 31, 2017. The increase in sales originated by customers located outside of the United States is primarily the result of collaborative development services revenue generated from the Master Assay Development, Commercialization and Manufacturing Agreement (the “Governing Agreement”) with QIAGEN Manchester Limited (“QML”), a wholly owned subsidiary of QIAGEN N.V. (see Note 16), which accounted for 73% of sales to customers located outside of the United States for the three months ended March 31, 2018.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect the accounts of the Company as of March 31, 2018 and for the quarters ended March 31, 2018 and 2017. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The accompanying interim unaudited condensed financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and the results of its operations and cash flows, as of and for the periods presented. The accompanying interim unaudited condensed balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for annual financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These interim unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2018.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Revenue Recognition

The Company adopted the Financial Accounting Standards Board (“FASB”) new revenue standard, Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), on January 1, 2018 using the full retrospective approach. The adoption of this standard did not have an effect on 2017 or 2016 revenue recognition or have a cumulative effect on opening equity, as the timing and measurement of revenue recognition is materially the same under ASC 606 as it was under the prior relevant guidance.

For contracts where the period between when the Company transfers a promised good or service to the customer and when the customer pays is one year or less, the Company has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component.

The Company has made a policy election to exclude from the measurement of the transaction price all taxes assessed by a government authority that are both imposed on and concurrent with a specific revenue producing transaction and collected by the Company from a customer. Such taxes may include but are not limited to sales, use, value added and certain excise taxes.

Contract Assets

Contract assets represent the Company’s right to consideration in exchange for goods or services that the Company has transferred to a customer, for which rights to payment are conditional upon something other than the passage of time.

Contract Liabilities

Contract liabilities represent cash receipts for products or services to be delivered in future periods, including up-front fees received relating to custom RUO assay design and sample processing services and collaboration development services. When products or services outputs are delivered to customers, contract liabilities are recognized as earned. Up-front fees received for custom RUO assay design or collaborative development services are recognized on a proportional performance basis as design or development procedures are completed and outputs are produced.

Product Warranty

The Company generally provides a one-year warranty on its HTG EdgeSeq systems covering the performance of system hardware and software in conformance with customer specifications under normal use and protecting against defects in materials and workmanship. The Company may, at its option, replace, repair or exchange products covered under valid warranty claims. This assurance-type warranty is not deemed to be a separate performance obligation under the Company’s contracts with customers for the sale of instruments, as its purpose is to ensure that the product complies with agreed-upon specifications following installation of the instrument. A provision for estimated warranty costs is recognized at the time of sale, through cost of revenue, based upon recent historical experience and other relevant information as it becomes available. The Company continuously assesses the adequacy of its product warranty accrual by reviewing actual claims and adjusts the provision as needed.

Debt Issuance Costs

Costs incurred to issue non-revolving debt instruments are recognized as a reduction to the related debt balance in the accompanying interim unaudited condensed balance sheets and amortized to interest expense over the contractual term of the related debt using the effective interest method. Costs incurred to issue revolving debt instruments are deferred as an asset in the accompanying interim unaudited condensed balance sheets and amortized on a straight-line basis to interest expense over the term of the revolving commitment.

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

Fair Value of Financial Instruments

The carrying value of financial instruments classified as current assets and current liabilities approximate fair value due to their liquidity and short-term nature. Investments that are classified as available-for-sale are recorded at fair value, which was determined using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. In October 2017, the Company received $3.0 million in gross proceeds from, and issued a subordinated convertible promissory note (the “QNAH Convertible Note”) in that principal amount to, QIAGEN North American Holdings, Inc. (“QNAH”). As of March 31, 2018, the estimated aggregate fair value of the QNAH Convertible Note is approximately $3.6 million. The fair value estimate is based on the note’s discounted cash flows and estimated option value of the conversion terms. The estimated fair value of the QNAH Convertible Note represents a Level 3 measurement. The fair value of the MidCap Term Loan (see Note 8) is also estimated using Level 3 inputs and approximates fair value as the interest rate approximates the market rate for debt securities with similar terms and risk characteristics. The NuvoGen obligation is an obligation relating to an asset purchase transaction with a then-common stockholder of the Company. Although the obligation is considered a financial instrument, the Company is unable to reasonably determine its fair value as the remaining payments due under the obligation will be made at the greater of a minimum fixed quarterly payment or 6% of revenue, causing variability in the timing and amount of payments and the term of the obligation.

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

The Company sells its instrument, related consumables, sample processing services, custom RUO assay design and collaborative development services primarily to biopharmaceutical companies, academic institutions and molecular labs. The Company routinely assesses the financial strength of its customers and credit losses have been minimal to date.

The Company’s top three customers accounted for 59%, 9% and 8% of the Company’s total revenue for the three months ended March 31, 2018, compared with 21%, 20% and 17% for the three months ended March 31, 2017. The top two customers accounted for approximately 68% and 11% of the Company’s accounts receivable as of March 31, 2018, compared with approximately 66% and 11% as of December 31, 2017. The largest of these amounts represents accounts receivable relating to work performed under three statements of work entered into under the Company’s Governing Agreement with QML.

The Company currently relies on a single supplier to supply a subcomponent used in the HTG EdgeSeq processors. A loss of this supplier could significantly delay the delivery of processors, which in turn would materially affect the Company’s ability to generate revenue.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than were required under prior U.S. GAAP.

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

The new revenue standard and the standards that amend it were effective for public entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company adopted ASC 606 using the full retrospective approach, which did not have an effect on 2017 revenue recognition and did not have a cumulative effect on opening equity, as the timing and measurement of revenue recognition is materially the same as under ASC 605. The Company has presented additional quantitative and qualitative disclosures regarding identified revenue streams and performance obligations for the first quarter ended March 31, 2018 (see Note 9 and Note 16). The Company has also identified and implemented changes to its business processes and internal controls relating to implementation of the new standard.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, (“ASU 2016-01”), which requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The Company adopted ASU 2016-01 as of January 1, 2018, at which time the standard did not have a significant impact on its interim unaudited condensed financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, (“ASU 2016-15”), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted ASU No. 2016-15 as of January 1, 2018, at which time the adoption of this standard did not have a significant impact on its interim unaudited condensed financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The Company adopted ASU No. 2017-09 as of January 1, 2018. The adoption of this update did not impact the Company’s interim unaudited condensed financial statements.

New Accounting Pronouncements

The following are new FASB ASUs that have not been adopted by the Company as of March 31, 2018, grouped by their respective effective dates:

January 1, 2019

In February 2016, the FASB issued ASU No. 2016-02, Leases, (“ASU 2016-02”). Under this standard, which applies to both lessors and lessees, lessees will be required to recognize all leases (except for short-term leases) as a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and as a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The effect of adoption of this standard on the Company’s financial statements depends on the leases existing at January 1, 2018. Based on the Company’s office and equipment leases at that date and considering the practical expedients, the Company expects that adoption of ASU 2016‑02 will not have a material effect on its statements of operations, will result in a gross-up on its balance sheets of less than $2.0 million relating to office and equipment leases and will have no effect on its statements of cash flows. The Company will continue to assess the new guidance and its potential applicability, to new agreements that the Company may enter into subsequent to March 31, 2018 through the date of adoption.

In July 2017, the FASB issued ASU 2017-11, Accounting for Certain Financial Instruments with Down Round Features. This new standard makes limited changes to previous guidance on classifying certain financial instruments as either liabilities or equity. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. When considering the Company’s existing financial instruments, the Company does not believe the adoption of this standard will have an effect on its financial statements.

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

Note 3. Inventory

Inventory, net of allowance, consisted of the following as of the dates indicated:

	March 31,	December 31,
	2018	2017
Raw materials	$918,451	$984,328
Work in process	376	376
Finished goods	187,133	257,959
Total gross inventory	1,105,960	1,242,663
Less inventory allowance	(63,943)	(62,142)
	$1,042,017	$1,180,521

The reserve for shrinkage and excess inventory was $63,943 and $62,142 as of March 31, 2018 and December 31, 2017, respectively. For the three months ended March 31, 2018 and 2017, the Company recorded net increases in the inventory reserve of $1,801 and $3,823, respectively, to adjust for estimated shrinkage and obsolescence. For the three months ended March 31, 2018 and 2017, increase in inventory reserve of $11,280 and $192,427, respectively, have been included in the cost of revenue in the accompanying interim unaudited condensed statements of operations.

Note 4. Fair Value Instruments

Financial assets and liabilities measured at fair value are classified in their entirety in the fair value hierarchy based on the lowest level input significant to the fair value measurement. The following table classifies the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017, respectively:

	Balance at March 31, 2018
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$17,470,074	$—	$—	$17,470,074
Investments available-for-sale at fair value
U.S. government obligations	$9,943,245	$—	$—	$9,943,245
Corporate debt securities	$—	$15,181,964	$—	$15,181,964
Total	$27,413,319	$15,181,964	$—	$42,595,283

	Balance at December 31, 2017
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$8,521,054	$—	$—	$8,521,054
Total	$8,521,054	$—	$—	$8,521,054

There are no other financial instruments subject to fair value measurement on a recurring basis. Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2018 or for the year ended December 31, 2017.

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

Fair values of these assets are based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not adjust any of the valuations received from these third parties with respect to any of its Level 1 or 2 securities for the periods ended March 31, 2018 or December 31, 2017 and did not have any Level 3 financial assets or liabilities during either of these periods.

Note 5. Available-for-Sale Securities

The Company’s portfolio of available-for-sale securities consists of U.S. Treasuries and high credit quality corporate debt securities. The following is a summary of the Company’s available-for-sale securities at March 31, 2018:

	March 31, 2018
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
U.S. Treasury securities	$9,953,065	$—	$(9,820)	$9,943,245
Corporate debt securities	15,183,295	—	(1,331)	15,181,964
Total available-for-sale securities	$25,136,360	$—	$(11,151)	$25,125,209

The Company had no available-for-sale securities at December 31, 2017.

The net adjustment to unrealized holding gains (losses) on available-for-sale securities, net of tax in other comprehensive income totaled $(11,151) for the three months ended March 31, 2018, and $354 for the three months ended March 31, 2017.

Contractual maturities of debt investment securities at March 31, 2018 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Under
	1 Year	1 to 2 Years	Total
U.S. Treasury securities	$9,943,245	$—	$9,943,245
Corporate debt securities	15,181,964	—	15,181,964
Total available-for-sale securities	$25,125,209	$—	$25,125,209

The following table shows the gross unrealized losses and fair values of the Company’s investments that have unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2018:

	Under 1 Year		1 to 2 Years		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$9,943,245	$(9,820)	$—	$—	$9,943,245	$(9,820)
Corporate debt securities	2,387,990	(1,331)	—	—	2,387,990	(1,331)
Total available-for-sale securities with unrealized losses	$12,331,235	$(11,151)	$—	$—	$12,331,235	$(11,151)

For debt securities, the Company determines whether it intends to sell or if it is more likely than not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. The Company conducts a regular assessment of its debt securities with unrealized losses to determine whether securities have other-than-temporary impairment considering, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, market conditions and whether the Company intends to sell or it is more likely than not that the Company will be required to sell the debt securities. The Company did not have any other-than-temporary impairment in its available-for-sale securities at March 31, 2018 or December 31, 2017.

Note 6. Property and Equipment

Property and equipment, net, consists of the following as of the dates indicated:

	March 31,	December 31,
	2018	2017
Furniture & fixtures	$666,673	$582,007
Leasehold improvements	1,887,113	1,863,698
Equipment used in manufacturing	2,147,331	1,963,558
Equipment used in research & development	1,355,839	1,328,556
Equipment used in the field	130,552	130,552
Software	373,683	373,683
Construction in progress	87,298	255,641
	6,648,489	6,497,695
Less: accumulated depreciation and amortization	(3,549,010)	(3,192,805)
	$3,099,479	$3,304,890

Depreciation and leasehold improvement amortization expense was $356,204 and $296,045 for the three months ended March 31, 2018 and 2017, respectively.

Note 7. Accrued Liabilities

Accrued liabilities consist of the following as of the dates indicated:

	March 31,	December 31,
	2018	2017
Accrued employee bonuses	$867,628	$3,049,109
Payroll and employee benefit accruals	483,882	369,275
Accrued professional fees	97,562	101,150
Accrued interest	41,464	45,544
Other accrued liabilities	190,647	181,708
	$1,681,183	$3,746,786

Note 8. Debt Obligations

Growth Term Loan

Total amortization expense for warrant and original issuance discounts in connection with the growth capital term loans under the Loan and Security Agreement dated August 22, 2014 between the Company and Oxford Finance, LLC and Silicon Valley Bank (the “Growth Term Loan”) was $28,188 and $54,405 for the three months ended March 31, 2018 and 2017, respectively, and is included in interest expense in the accompanying condensed statements of operations. Deferred financing cost amortization expense relating to the Growth Term Loan was $2,982 and $5,593 for the three months ended March 31, 2018 and 2017, respectively, and is included in interest expense in the accompanying interim unaudited condensed statements of operations. The Company recorded $0 and $58,538 of discounts associated with the Growth Term Loan in the accompanying interim unaudited condensed balance sheets as of March 31, 2018 and December 31, 2017, respectively.

Extinguishment of Growth Term Loan upon MidCap Credit Facility Closing

In March 2018, the Company repaid all principal and interest amounts outstanding under the Growth Term Loan in an aggregate amount equal to approximately $4.3 million, including collateral agent legal fees and prepayment fees. The repayment was funded with net proceeds from the MidCap Credit Facility (see description of the MidCap Credit Facility below). As a result of the repayment, the Company recorded a loss on extinguishment of the Growth Term Loan of $105,064, including remaining unamortized discounts of $67,272 and prepayment and other Growth Term Loan lender fees in the accompanying interim unaudited condensed statements of operations for the three months ended March 31, 2018. All obligations under the Growth Term Loan have terminated.

MidCap Credit Facility

On March 26, 2018 (the “MidCap Closing Date”), the Company entered into a Credit and Security Agreement (Term Loan) (the “MidCap Term Loan”) and a Credit and Security Agreement (Revolving Loan) (the “MidCap Revolving Loan” and together with the MidCap Term Loan, the “MidCap Credit Facility”) with MidCap Financial Trust, as agent. MidCap Financial Trust subsequently assigned its rights and obligations as agent to MidCap Funding IV Trust.

The MidCap Term Loan provides a secured term loan facility in an aggregate principal amount of up to $20.0 million. The Company borrowed the first advance of $7.0 million (“MidCap Tranche 1”) on the MidCap Closing Date. Under the terms of the MidCap Term Loan, the second advance of $13.0 million (“MidCap Tranche 2”) will be available to the Company on or before September 30, 2019, subject to the Company’s satisfaction of certain conditions described in the MidCap Term Loan, including (a) the Company achieving the first commercial sale of an FDA-approved diagnostic assay utilizing next generation sequencing under its Governing Agreement with QML, and (b) delivery to MidCap of subordination documents in respect of the QNAH Convertible Note (or the satisfaction of alternative arrangements as provided in the MidCap Term Loan, as described below).

MidCap Tranche 1 was used to repay in full all outstanding amounts and fees due under the Growth Term Loan. The proceeds remaining from MidCap Tranche 1 and, if borrowed, the proceeds from MidCap Tranche 2, are expected to be used for working capital and general corporate purposes.

MidCap Tranche 1, and if borrowed MidCap Tranche 2, each bear interest at a floating rate equal to 7.25% per annum, plus the greater of (i) 1.25% or (ii) one-month LIBOR. Interest on each term loan advance is due and payable monthly in arrears and was calculated at a rate of 9.133% for interest accrued as of March 31, 2018. Principal on each term loan advance is payable in 36 equal monthly installments beginning April 1, 2020 until paid in full on March 1, 2023. Prepayments of the term loans under the MidCap Term Loan, in whole or in part, will be subject to early termination fees in an amount equal to 3.0% of principal prepaid if prepayment occurs on or prior to the first anniversary of the MidCap Closing Date, 2.0% of principal prepaid if prepayment occurs after the first anniversary of the MidCap Closing Date but on or prior to the second anniversary of the MidCap Closing Date, and 1.0% of principal prepaid if prepayment occurs after the second anniversary of the MidCap Closing Date and prior to or on the third anniversary of the MidCap Closing Date. In connection with execution of the MidCap Term Loan, the Company paid MidCap a $100,000 origination fee.

Upon termination of the MidCap Term Loan, the Company is required to pay an exit fee equal to 4.50% of the principal amount of all term loans advanced to the Company under the MidCap Term Loan.

The MidCap Term Loan requires that the Company deliver subordination documents with respect to the QNAH Convertible Note, or that the QNAH Convertible Note otherwise be converted or prepaid, on or before June 30, 2018. If neither of such events occurs by such date, the Company must deposit approximately $3.3 million into an escrow account by July 15, 2018. Such escrowed funds will be released to the Company upon subsequent delivery of the requisite subordination documents or conversion of the QNAH Convertible Note. If neither delivery of the subordination documents or conversion of the QNAH Convertible Note occurs, such funds will be applied by the escrow agent to repay in full the QNAH Convertible Note at maturity (or in connection with a prepayment at the direction of the Company), subject to (i) the Company having drawn MidCap Tranche 2, (ii) the Company having unrestricted cash and cash equivalents held in a deposit or securities account subject to a control agreement in favor of the Agent in a minimum amount of $20.0 million and (iii) there being no default under the MidCap Credit Facility.

The MidCap Revolving Loan provides a secured revolving credit facility in an aggregate principal amount of up to $2.0 million. The Company may request an increase in the total commitments under the MidCap Revolving Loan by up to an additional $8.0 million, subject to agent and lender approval and the satisfaction of certain conditions. Availability of the revolving credit facility under the MidCap Revolving Loan will be based upon a borrowing base formula and periodic borrowing base certifications valuing certain of the Company’s accounts receivable and inventory, as reduced by certain reserves, if any. Further, initial availability of the revolving credit facility is conditioned upon completion of an initial borrowing base audit, and the establishment of certain lockbox arrangements by May 10, 2018. There were no amounts outstanding under the MidCap Revolving Loan as of March 31, 2018. The proceeds of any loans under the MidCap Revolving Loan may be used for working capital and general corporate purposes.

Loans under the MidCap Revolving Loan accrue interest at a floating rate equal to 4.25% per annum, plus the greater of (i) 1.25% or (ii) one-month LIBOR. Accrued interest on the revolving loans will be paid monthly and revolving loans may be borrowed, repaid and re-borrowed until March 1, 2023, when all outstanding amounts must be repaid. Subject to certain exceptions, termination or permanent reductions of the revolving loan commitment under the MidCap Revolving Loan will be subject to termination fees in an amount equal to 3.0% of the commitment amount terminated or reduced if such termination or reduction occurs on or prior to the first anniversary of the MidCap Closing Date, 2.0% of the commitment amount terminated or reduced if such termination or reduction occurs after the first anniversary of the MidCap Closing Date but on or prior to the second anniversary of the MidCap Closing Date, and 1.0% of the commitment amount terminated or reduced if such termination or reduction occurs after the second anniversary of the MidCap Closing Date and prior to or on the third anniversary of the MidCap Closing Date.

In connection with the MidCap Revolving Loan, the Company is required to pay customary fees, including an origination fee of 0.50% of the original commitment amount at closing (and an equivalent origination fee with respect to any increased commitments at the time of the applicable increase), a monthly unused line fee of 0.50% per annum based upon the average daily unused portion of the revolving credit facility and a monthly collateral management fee of 0.50% per annum based upon the average daily used portion of the revolving credit facility. The Company is also required to maintain a minimum drawn balance of not less 20% of availability under the revolving line. If the Company does not maintain such minimum drawn balance, it is required to pay monthly interest and fees as if an amount equal to 20% of availability had been drawn down under the revolving line.

The Company’s obligations under the MidCap Credit Facility are secured by a security interest in substantially all of its assets, excluding intellectual property (which is subject to a negative pledge). Additionally, the Company’s future subsidiaries, if any, may be required to become co-borrowers or guarantors under the MidCap Credit Facility.

The MidCap Credit Facility contains customary affirmative covenants and customary negative covenants limiting the Company’s ability and the ability of the Company’s subsidiaries, if any, to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. Commencing with the calendar quarter ending on the later of (a) March 31, 2019 and (b) the last day of the calendar quarter in which MidCap Tranche 2 is funded, the Company must also comply with a financial covenant relating to trailing twelve-month minimum Net Revenue requirements (as defined in the MidCap Credit Facility), tested on a quarterly basis.

The MidCap Credit Facility also contains customary events of default relating to, among other things, payment defaults, breaches of covenants, a material adverse change, delisting of the Company’s common stock, bankruptcy and insolvency, cross defaults with certain material indebtedness and certain material contracts, judgments, and inaccuracies of representations and warranties. Upon an event of default, agent and the lenders may declare all or a portion of the Company’s outstanding obligations to be immediately due and payable and exercise other rights and remedies provided for under the agreement. During the existence of an event of default, interest on the obligations could be increased by 3.0%.

The Company granted the lender ten-year warrants to purchase 18,123 shares of the Company’s common stock at $7.73 per share as a result of Tranche 1. Upon drawdown of Tranche 2, the Company will issue additional ten-year warrants to purchase shares of the Company’s common stock in an aggregate amount equal to 2.0% of the amount drawn, divided by the exercise price per share for that tranche (defined as 1.5 times the volume-weighted average closing price of the Company’s common stock for the ten business days immediately preceding the business day before the issue date). The fair value of the warrants on the date of issuance was approximately $74,000, determined using the Black-Scholes option-pricing model, and was recorded as a discount to the MidCap Term Loan.

The Company recognized approximately $729,269 of debt discount associated with the MidCap Term Loan, resulting from fees and debt issuance costs, in the accompanying interim unaudited condensed balance sheets as of March 31, 2018. Amortization of the debt discount associated with the MidCap Term Loan was approximately $2,701 for the three months ended March 31, 2018 and was included in interest expense in the accompanying interim unaudited condensed statements of operations. Costs incurred in connection with the issuance of the Midcap Revolving Loan of $79,197 and presented as MidCap revolving loan costs in the accompanying interim unaudited condensed balance sheets as of March 31, 2018. Amortization of deferred MidCap revolving loan costs was $223 for the three months ended March 31, 2018 and is included in interest expense in the accompanying interim unaudited condensed statements of operations.

Other Debt Obligations to Related Parties

Refer to Note 16 below for discussion of debt obligation to related parties.

Note 9. Revenue from Contracts with Customers

Revenue from contracts with customers is recognized when, or as, the Company satisfies its performance obligations by delivering the promised goods or service deliverables to the customers. A good or service deliverable is transferred to a customer when, or as, the customer obtains control of that good or service deliverable. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring the Company’s progress in satisfying the performance obligation in a manner that depicts the transfer of the goods or services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that the Company determines the customer obtains control over the promised good or service deliverable. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for those promised goods or services (i.e., the “transaction price”). In determining the transaction price, the Company considers multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, the Company considers the range of possible outcomes, the predictive value of its past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of the Company’s influence, such as the judgment and actions of third parties.

Product and Product-related Services Revenue

The Company had product and product-related services revenue consisting of revenue from the sale of instruments and consumables and the use of the HTG EdgeSeq proprietary technology to process samples and design custom RUO assays for the three months ended March 31, 2018 and 2017 as follows:

	Three Months Ended March 31,
	2018	2017
Product revenue:
Instrument	$11,358	$22,579
Consumables	252,012	518,565
Total product revenue	263,370	541,144
Product-related services revenue:
Custom RUO assay design	127,027	41,287
Sample processing	1,343,149	788,738
Total product-related services revenue	1,470,176	830,025
Total product and product-related services revenue	$1,733,546	$1,371,169

Because the Company’s agreements for product and product-related services revenue have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Sale of Instruments and Consumables

The delivery of each instrument and related installation and calibration are considered to be a single performance obligation, as the HTG EdgeSeq instrument must be professionally installed and calibrated prior to use. Instrument product revenue is generally recognized upon installation and calibration of the instrument by field service engineers, which represents the point at which the customer has the ability to use the instrument and has accepted the asset. Installation generally occurs within one month of instrument shipment.

The delivery of each consumable is a separate performance obligation. Consumables revenue is recognized upon transfer of control, which represents the point when the customer has legal title and the significant risks of ownership of the asset. The Company’s standard terms and conditions provide that no right of return exists for instruments and consumables, unless replacement is necessary due to delivery of defective or damaged product. Customer payment terms vary but are typically between 30 and 90 days of revenue being earned from shipment or delivery, as applicable.

Shipping and handling fees charged to the Company’s customers for instruments and consumables shipped are included in the accompanying condensed statements of operations as part of product and product-related services revenue. Shipping and handling costs for sold products shipped to the Company’s customers are included in the accompanying condensed statements of operations as part of cost of revenue.

For sales of consumables in the United States, standard delivery terms are FOB shipping point, unless otherwise specified in the customer contract, reflecting transfer of control to the customer upon shipment. The Company has elected the practical expedient to account for shipping and handling as activities to fulfill the promise to transfer the consumables.

The Company provides instruments to certain customers under reagent rental agreements. Under these agreements, the Company installs instruments in the customer’s facility without a fee and the customer agrees to purchase consumable products at a stated price over the term of the agreement; in some instances, the agreements do not contain a minimum purchase requirement. Terms range from several months to multiple years and may automatically renew in several month or multiple year increments unless either party notifies the other in advance that the agreement will not renew. The Company measures progress toward complete satisfaction of its performance obligation to provide the instrument and deliver the consumables using an output method based on the number of consumables delivered in relation to the total consumables to be provided under the reagent rental agreement. This is considered to be representative of the delivery of outputs under the arrangement and the best measure of progress because the customer benefits from the instrument only in conjunction with the consumables. The Company expects to recover the cost of the instrument under the agreement through the fees charged for consumables, to the extent sold, over the term of the agreement.

In reagent rental agreements, the Company retains title to the instrument and title is transferred to the customer at no additional charge at the conclusion of the initial arrangement. The cost of the instrument is amortized on a straight-line basis over the term of the arrangement, unless there is no minimum consumable product purchase in which case the instrument would be expensed as cost of revenue upon installation. Cost to maintain the instrument while title remains with the Company is charged to selling, general and administrative expense as incurred.

Sample Processing

The Company also provides sample processing services and molecular profiling of retrospective cohorts for its customers through its VERI/O laboratory, whereby the customer provides samples to be processed using HTG EdgeSeq technology specified in the order. Customers are charged a per sample fee for sample processing services which is recognized as revenue upon delivery of a data file to the customer showing the results of testing and completing delivery of the agreed upon service. This is when the customer can use and benefit from the results of testing and the Company has the present right to payment.

Custom RUO Assay Design and Related Agreements

The Company enters into custom RUO assay design agreements that may generate up-front fees and subsequent payments that might be earned upon completion of design process phases. The Company measures progress toward complete satisfaction of its performance obligation to perform custom RUO assay design using an output method based on the costs incurred to date compared to total expected costs, as this is considered to be representative of the delivery of outputs under the arrangements and the best measure of progress. However, because in most instances the assay development fees are contingent upon completion of each phase of the design project and the decision of the customer to proceed to the next phase, the amount to be included in the transaction price and recognized as revenue is limited to that which the customer is contractually obligated to pay upon completion of that phase, which is when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Changes in estimates of total expected costs are accounted for prospectively as a change in estimate. From period to period, custom RUO assay design service revenue can fluctuate substantially based on the completion of design-related phases.

Bristol-Myers Squibb Company Agreement

In May 2016, the Company entered into a Collaboration Agreement with Bristol-Myers Squibb Company (“BMS”) for the design of at least two custom RUO assays for BMS based on the Company’s HTG EdgeSeq technology. Following design of each assay, at BMS’s request, the Company may also perform sample processing services using such custom RUO assay(s) and/or supply the custom RUO assay(s) to BMS or its third-party subcontractors. Additional custom RUO assay design services related to immuno-oncology research may be undertaken pursuant to the agreement in accordance with a mutually acceptable work plan, which is incorporated by written amendment.

BMS paid an initial non-refundable, non-creditable program set-up fee upon initiation of the agreement, and has agreed to pay an annual non-refundable, non-creditable project management fee in quarterly installments as well as a custom RUO assay design fee for each assay designed.

In January 2018, the Company and BMS amended the terms of the parties’ May 2016 Collaboration Agreement to increase the development fee payable by BMS to the Company for each of the two initial custom RUO assays contemplated by the agreement from a low six-figure range to a mid six-figure dollar amount, and to modify certain custom RUO assay design requirements. With the amendment of the agreement, the Company estimates that the first custom research assay design project initiated under this agreement will be completed in the third quarter of 2018.

The Company has determined that the agreement does not meet the definition of a collaborative arrangement and that BMS meets the definition of a customer under ASC 606. Additionally, each SOW issued for an RUO custom assay design project contemplated by the agreement represents a single performance obligation to provide custom RUO assay design services. In addition, if BMS should opt to purchase completed custom RUO assay kits or sample processing services, these add-on services would not be combined with the custom RUO assay design performance obligations. Instead, these would be additional contracts with BMS accounted for using the Company’s policy for consumable product and sample processing revenue recognition under ASC 606 at the time such request is made.

The initial set-up fee is a fixed fee and is included in the transaction price. The RUO custom assay design fee relating to each assay design project contemplated under the agreement represents variable consideration because the assay design fees are contingent upon completion of each phase of the design project and the decision of BMS to proceed to the next phase. The quarterly project management fees represent variable consideration because they are payable by BMS through the completion of the second of the two custom assay design projects or termination of the agreement. The Company uses the most likely amount method to measure the variable consideration for its RUO custom assay design fees, which are constrained and excluded from the transaction price until BMS is contractually obligated to pay the fees upon completion of that phase, which is when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

The initial set-up fee is included in the transaction price and is being recognized as revenue using an output method that measures progress based on the specific output provided to BMS, such as an internal document generated or conclusion reached.

The agreement will expire on May 11, 2019 or, if a project is then ongoing, the date of delivery of the final report for such project. Either party may terminate the agreement upon the other party’s material breach or default in the performance of a material obligation under the agreement or if certain warranties or representations are untrue in any material respect (each a “BCA Default”) and such BCA Default remains uncured for 60 days or such longer period if the BCA Default cannot be cured within 60 days. BMS may terminate a project upon 90 days’ prior written notice to the Company.

For the three months ended March 31, 2018 and 2017, $61,305 and $31,250, respectively, was recognized under the agreement as product and product-related services revenue in the condensed statements of operations. Contract liabilities relating to this agreement of $130,051 and $160,106 were included in the accompanying interim unaudited condensed balance sheets as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, the aggregate amount of the transaction price allocated to the partially unsatisfied performance obligation was $56,000. The Company expects to recognize the revenue for this amount between April 2018 and May 2019 using the same output method that the Company uses for its custom RUO assay design performance obligations with BMS.

Collaborative Development Services Revenue

	Three Months Ended March 31,
	2018	2017
Collaborative development services	$2,425,106	$—

See Note 16 for discussion of collaborative development services contracts with related parties. There was no collaborative development services revenue generated from the Company’s companion diagnostic development services agreements with non-related party customers for the three months ended March 31, 2018 or 2017. This includes the Company’s Master CDx Agreement with Merck KGaA, Darmstadt, Germany, for which there have been no significant modifications or financial events relating to the agreement since the disclosures made by the Company in its Annual Report on Form 10-K, filed with the SEC on March 23, 2018.

Contract Liabilities

The Company receives up-front payments from customers for custom RUO assay design services, and occasionally for sample processing services. Payments for instrument extended warranty contracts are made in advance as are payments for certain agreed-upon capital purchases required for collaborative development service projects. The Company recognizes such up-front payments as a contract liability. The contract liability is subsequently reduced at the point in time that the data file is delivered for sample processing services or as the Company satisfies its performance obligations over time for RUO assay design, collaborative development and extended warranty services. Contract liabilities of $604,809 and $837,885 were included in contract liabilities – current and other non-current liabilities in the accompanying condensed balance sheets as of March 31, 2018 and December 31, 2017, respectively.

Changes in the Company’s contract liability were as follows as of the date indicated:

	Product Revenue	Custom RUO Assay Design	Sample Processing	Collaborative Development Services	Total Contract Liability
Balance at December 31, 2017	$39,426	$197,606	$354,911	$245,942	$837,885
Deferral of revenue	55,476	135,250	53,770	—	244,496
Recognition of deferred revenue	(65,345)	(127,027)	(252,811)	(32,389)	(477,572)
Balance at March 31, 2018	$29,557	$205,829	$155,870	$213,553	$604,809

Included in recognition of deferred revenue for the three months ended March 31, 2018 was a cumulative catch up adjustment of $30,055 to custom RUO assay design revenue relating to the modification of the BMS custom RUO assay design agreement in January 2018 discussed above.

Note 10. Other Agreements

NuvoGen Obligation

Pursuant to the Company’s asset purchase agreement with NuvoGen Research, LLC (“NuvoGen”), as amended, the Company is obligated to pay NuvoGen the greater of $400,000 or 6% of annual revenue until the obligation is paid in full. Although an amendment to the agreement allowed for deferral of any revenue-based payments through December 31, 2017, no revenue-based payments were deferred. In addition to fixed quarterly payments of $100,000, revenue-based payments of $149,519 and $85,574 were payable as of March 31, 2018 and December 31, 2017, respectively. There have been no significant modifications to the terms and conditions of the Company’s NuvoGen obligation since the disclosures made in the Company’s Annual Report on Form 10-K, filed with the SEC on March 23, 2018.

The minimum remaining payments due to NuvoGen at March 31, 2018, including $149,519 of additional revenue-based payments payable as of March 31, 2018, are as follows for each fiscal year, although actual payments could be significantly more than provided in the table, to the extent that 6% of the Company’s annual revenue exceeds $400,000:

2018	$449,519
2019	400,000
2020	400,000
2021	400,000
2022	400,000
2023 and beyond	5,663,650
Total NuvoGen obligation payments	7,713,169
Plus interest accretion	115,660
Total NuvoGen obligation, net	$7,828,829

Other Development Agreements

There have been no significant modifications or financial events relating to the development agreements entered into by the Company in prior periods with Invetech PTY Ltd. or Illumina, Inc. since the disclosures made by the Company in its Annual Report on Form 10-K, filed with the SEC on March 23, 2018.

Note 11. Net Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted loss per common share is computed similar to basic loss per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.

The following table provides the numerator and denominator used in computing basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss	$(5,379,947)	$(5,816,274)
Denominator:
Weighted-average shares outstanding-basic and diluted	24,704,128	7,971,097
Net loss per share, basic and diluted	$(0.22)	$(0.73)

The following outstanding securities were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2018	2017
Options to purchase common stock	1,486,559	1,441,924
Common stock warrants	237,846	219,723
Restricted stock units	16,666	256,499
QNAH Convertible Note	755,178	—

Note 12. Warrants

In connection with certain of its redeemable convertible preferred stock issuances, convertible debt financings and other financing arrangements, the Company has issued warrants for shares of its common stock and various issues of its redeemable convertible preferred stock which have since been converted to common stock warrants. There have been no significant modifications or financial events relating to the warrants that were issued prior to December 31, 2017 since the disclosures made by the Company in its Annual Report on Form 10-K, filed with the SEC on March 23, 2018.

In March 2018, in connection with the Company’s entry into the MidCap Credit Facility (see Note 8), the Company issued warrants to purchase an aggregate of 18,123 shares of the Company’s common stock, at an exercise price equal to $7.73 per share as a result of the funding of MidCap Tranche 1. The warrants are immediately exercisable and expire on the earlier to occur of the tenth anniversary of the respective issue date or, in certain circumstances, the closing of a merger, sale or other consolidation transaction in which the consideration is cash, stock of a publicly traded acquirer, or a combination thereof.

The following table shows the common stock warrants outstanding as of March 31, 2018:

Shares of Common Stock Underlying Warrants	Exercise Price/Share	Expiration Date
28,713	23.51	2024
144,772	14.00	2022
931	6.45	2019
45,307	2.76	2026
18,123	7.73	2028

Note 13. Stockholders’ Deficit

Public Offerings

ATM Offering

In April 2017, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), as sales agent, pursuant to which the Company had the right to offer and sell, from time to time, through Cantor, shares of the Company’s common stock, par value $0.001 per share, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended (the “ATM Offering”). In April 2017, the Company also filed a prospectus supplement (File No. 333-216977) with the SEC relating to the offer and sale of up to $20.0 million of common stock in the ATM Offering. In June 2017, the Company filed a first amendment to the prospectus supplement with the SEC to increase the amount of common stock that could be offered and sold in the ATM Offering under the Sales Agreement to $40.0 million in the aggregate, inclusive of the common stock previously sold in the ATM Offering prior to the date of the first amendment. In January 2018, the Company filed a second amendment to the prospectus supplement with the SEC to decrease the amount of common stock that could be offered and sold in the ATM Offering under the Sales Agreement to $23.0 million in the aggregate, inclusive of the common stock sold in the ATM Offering prior to the date of the second amendment. In February 2018, the Company and Cantor mutually agreed to terminate the Sales Agreement.

As of March 31, 2018, the Company has sold 5,733,314 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of approximately $21.1 million, including 0.3 million shares of common stock sold for gross proceeds of $0.6 million during the first quarter ended March 31, 2018. After $0.6 million of sales commissions and $0.2 million of other offering expenses paid by the Company in connection with the ATM Offering, the Company’s aggregate net proceeds through March 31, 2018 were approximately $20.2 million. Sales commissions and offering expenses have been recorded as a reduction of proceeds received in arriving at the amount recorded in additional paid-in capital in the accompanying interim unaudited condensed balance sheets as of March 31, 2018 and December 31, 2017.

Underwritten Public Offering

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

Stock-based Compensation

A summary of the Company’s stock option activity for the three months ended March 31, 2018 is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2017	1,517,771	$2.97	7.5	$67,242
Granted	13,000	5.06
Exercised	(18,028)	2.25		$21,001
Forfeited	(22,440)	3.61
Expired/Cancelled	(3,744)	5.08
Balance at March 31, 2018	1,486,559	$2.98	7.3	$1,727,558
Exercisable at March 31, 2018	1,134,693	$2.98	6.9	$1,382,104

As of March 31, 2018, there was total unrecognized compensation expense of $584,806 related to unvested stock options, which the Company expects to recognize over a weighted-average period of approximately 1.83 years.

A summary of restricted stock unit (“RSU”) activity for the three months ended March 31, 2018 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2017	26,666	$2.78
Granted	259,551	3.84
Vested	(269,551)	3.76
Balance at March 31, 2018	16,666	$3.40

Unrecognized compensation expense related to the remaining unvested RSUs was $44,943 at March 31, 2018, which the Company expects to recognize over a weighted-average remaining service period of 1.59 years.

Stock-based compensation expense recorded in the accompanying interim unaudited condensed statements of operations for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
	2018	2017
Selling, general and administrative	$1,101,992	$279,583
Research and development	30,909	88,361
Cost of revenue	10,557	28,702
	$1,143,458	$396,646

Stock-based compensation expense for the three months ended March 31, 2018 included $1.0 million of selling, general and administrative compensation expense relating to the issuance of 259,551 shares under RSUs granted by the Company in January 2018 at a grant date fair value of $3.84 per share. The RSUs vested in full on January 29, 2018.

Note 14. Commitments and Contingencies

Compensation Agreements

In September 2017, the Company entered into an arrangement with certain of its non-executive officer employees to provide for retention bonus payments to those eligible employees providing continuing service to the Company through July 31, 2018 and December 31, 2018, respectively, with one half of the retention bonus commitment payable at each of these dates. Compensation expense of $228,225 has been included in the accompanying interim unaudited condensed statements of operations the three months ended March 31, 2018. Retention bonus accrual is included in accrued liabilities in the accompanying interim unaudited condensed balance sheets as of March 31, 2018. The remaining retention bonuses will be accrued on a straight-line basis through December 31, 2018. No forfeiture rate has been estimated. Forfeitures will be recognized as they occur.

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

Leases

The Company leases office and laboratory space in Tucson, Arizona under two non-cancelable operating leases. There have been no changes to the Company’s office and laboratory space leases since the disclosures made by the Company in its Annual Report on Form 10-K, filed with the SEC on March 23, 2018.

The Company’s remaining minimum real estate lease payments before common area maintenance charges for each fiscal year as of March 31, 2018 are as follows:

2018	$384,349
2019	514,977
2020	517,457
2021	43,139
$1,459,922

As of March 31, 2018, the Company also has remaining capital lease commitments consisting of approximately $93,375 for computer equipment varying in length from 36 to 48 months that has not been included in the minimum lease payments schedule above.

Product Warranty

The following is a summary of the Company’s general product warranty reserve for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Beginning balance	$37,156	$50,426
Cost of warranty claims	(2,247)	(173)
Increase (decrease) in warranty reserve	752	(12,561)
Ending balance	$35,661	$37,692

Warranty reserve is included in accrued liabilities in the accompanying interim unaudited condensed balance sheets as of March 31, 2018 and December 31, 2017. Expense relating to the recording of this reserve is recorded in cost of revenue within the accompanying interim unaudited condensed statements of operations.

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

In each period since inception, the Company has recorded a valuation allowance for the full amount of its net deferred tax assets, as it is not more likely than not that these will be realized. As a result, the Company has not recorded any federal or state income tax benefit in the accompanying interim unaudited condensed statements of operations; however, state income tax expense has been recorded for state minimum taxes.

The Company periodically reviews its filing positions for all open tax years in all U.S. federal, state and international jurisdictions where the Company is or might be required to file tax returns or other required reports.

The Company applies a two-step approach to recognizing and measuring uncertain tax positions. The Company evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained in a court of last resort. The term “more likely than not” means a likelihood of more than 50 percent. Otherwise, the Company may not recognize any of the potential tax benefit associated with the position. The Company recognizes a benefit for a tax position that meets the more likely than not criterion at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon its effective resolution. Unrecognized tax benefits involve management’s judgment regarding the likelihood of the benefit being sustained. The final resolution of uncertain tax positions could result in adjustments to recorded amounts and may affect the Company’s results of operations, financial position and cash flows. The Company has not identified any uncertain tax positions at March 31, 2018 or December 31, 2017.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at March 31, 2018 and December 31, 2017, respectively, and has not recognized interest or penalties of significance during the three months ended March 31, 2018 and 2017, respectively, since there are no material unrecognized tax benefits. The Company has not made or had payments due for income taxes for the periods ended March 31, 2018 or December 31, 2017, other than state minimum taxes. Management believes no material change to the amount of unrecognized tax benefits will occur within the next 12 months.

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

On December 22, 2017, federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The Tax Act, among other changes, reduced the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. Consequently, for the year ended December 31, 2017, the Company recorded a decrease related to deferred tax assets of $16,232,211, exclusive of the corresponding change in the valuation allowance. Due to the full valuation allowance on the deferred tax assets, there was no net adjustment to the deferred tax expense or benefit due to the reduction of the corporate tax rate. Other changes effective January 1, 2018 include, but are not limited to, creating a new limitation on deductible interest expense, eliminating the corporate alternative minimum tax, modifying the rules related to uses and limitations of net operating loss carryforwards generated in tax years ending after December 31, 2017, limiting the deductibility of certain executive compensation, and changing the rules pertaining to the taxation of profits earned abroad. The Company expects to be subject to the new limitation on deductible interest expense in 2018; however, the disallowed interest may be carried forward indefinitely. The Company’s net operating losses generated in 2018 and thereafter, if any, will be subject to a new indefinite carryforward period; however, utilization of these net operating losses will be limited to 80% of taxable income in the year utilized. Net operating loss carryforwards existing as of December 31, 2017 will not be subject to this new limitation; however, those carryforwards will remain subject to the 20-year expiration period.

Note 16. Related Party Transactions

Master Assay Development, Commercialization and Manufacturing Agreement

In November 2016, the Company entered into the Governing Agreement, which creates the framework for QML and the Company to combine their technological and commercial strengths to offer biopharmaceutical companies a complete NGS-based solution for the development, manufacture and commercialization of companion diagnostic assays. Under the Governing Agreement, the parties jointly seek companion diagnostic programs with biopharmaceutical companies, QML enters into sponsor project agreements with interested biopharmaceutical companies for specified projects, and QML and the Company enter into statements of work (each, an “SOW”), which set forth the rights and obligations of QML and the Company with respect to each project. There have been no significant modifications or financial events relating to the Governing Agreement since the disclosures made by the Company in its Annual Report on Form 10‑K, filed with the SEC on March 23, 2018, other than with regard to the initiation of new SOWs under the Governing Agreement as discussed below.

The Company has determined that SOW One, SOW Two, and SOW Three (each defined below) are collaborative arrangements and that QML meets the definition of a customer under ASC 606. Additionally, each SOW is a separate contract with a single performance obligation to provide development services. Under each SOW, QML pays the Company a monthly fee for development work performed by Company and its subcontractors (collectively, the “Monthly Fee”). The Monthly Fee is based on the employee and materials costs incurred during the month, which is subject to significant variability from period to period and unknown until the costs are incurred. Therefore, the Monthly Fee, which is based on use of hours and costs as a measure of progress, is included in the transaction price and recognized as revenue over time when the costs are incurred and the Monthly Fee is billed to QML. It is at this time that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company and QML also will share any net profits resulting from performance of the development work as determined pursuant to the Governing Agreement. Such profit sharing payment(s) is deemed to be variable consideration using the expected value method and is included in the transaction price upon completion of the respective SOW deliverables, acceptance of corresponding deliverables, and the mutual agreement by QML and the Company on the calculation of net profit, which is when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

Because each SOW has an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations for each SOW.

Statement of Work No. One

In June 2017, the Company and QML entered into the first statement of work under the Governing Agreement, which has been twice amended in December 2017 and March 2018 (collectively, “SOW One”). SOW One addresses the activities of the Company and QML in support of the development and potential commercialization of a next generation sequencing-based companion diagnostic assay that is the subject of a sponsor project agreement between QML and a biopharmaceutical company (“Pharma One”). With the completion of development activities under the original SOW and its first amendment, the second amendment relates to the next-phase development activities, including assay design verification and preparation for regulatory submission, for the project. QML will pay the Company low, single-digit millions of dollars in development fees for the next-phase development activities. In addition, the Company and QML will share in any net profits (as determined under the Governing Agreement) generated in completion of the next-phase milestone deliverables. The next-phase development activities are expected to be completed in the second quarter of 2018. Successful completion of the next-phase activities is expected to lead to further project development activities and the potential commercialization of a companion diagnostic assay for a corresponding Pharma One drug.

Revenue of $1,318,718, relating to SOW One Monthly Fees have been included in collaborative development services revenue in the accompanying interim unaudited condensed statements of operations for the three months ended March 31, 2018. Accounts receivable relating to SOW One of $1,295,079 and $2,429,152 remained in the accompanying interim unaudited condensed balance sheets as of March 31, 2018 and December 31, 2017, respectively. Costs relating to development activities conducted by the Company pursuant to SOW One of $1,046,121 have been included in research and development expense in the accompanying interim unaudited condensed statements of operations for the three months ended March 31, 2018. No costs or revenue relating to SOW One were included in the accompanying interim unaudited condensed statements of operations for the three months ended March 31, 2017 as SOW One was not effective until June 2017.

Statement of Work No. Two

In October 2017, the Company and QML entered into the second statement of work under the Governing Agreement (“SOW Two”). SOW Two was made effective as of June 2, 2017 (“Onset Date”). SOW Two addresses development activities conducted by the Company and QML since the Onset Date and those expected to be further conducted by parties in connection with a sponsor project agreement, dated June 2, 2017, between QML and BMS (the “BMS/QML SPA”). There have been no significant modifications to SOW Two since the disclosures made by the Company in its Annual Report on Form 10-K, filed with the SEC on March 23, 2018.

Revenue of $610,991, relating to SOW Two Monthly Fees have been included in collaborative development services revenue in the accompanying interim unaudited condensed statements of operations for the three months ended March 31, 2018. Accounts receivable relating to SOW Two of $130,133 and $1,796,157 remained in the accompanying interim unaudited condensed balance sheets as of March 31, 2018 and December 31, 2017, respectively. Costs relating to development activities conducted by the Company pursuant to SOW Two of $343,266 have been included in research and development expense in the accompanying interim unaudited condensed statements of operations for the three months ended March 31, 2018. No costs or revenue relating to SOW Two were included in the accompanying interim unaudited condensed statements of operations for the three months ended March 31, 2017 as SOW Two was not established until October 2017.

Statement of Work No. Three

In January 2018, the Company and QML entered into a third statement of work (“SOW Three”) under the Governing Agreement. SOW Three relates to development activities for a next generation sequencing-based clinical-trial assay (“SOW Three Project”) in connection with a sponsor project agreement between QML and a pharmaceutical company (“Pharma Three”). If successfully completed, the SOW Three Project is expected to lead to subsequent assay development activities and the potential commercialization of a companion diagnostic assay for a corresponding Pharma Three drug.

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

SOW Three expires upon completion of the SOW Three Project and receipt by the Company of all amounts due for such work. QML will pay the Company for the initial phase development services performed for SOW Three. In addition, the Company and QML will share in any net profits (as determined under the Governing Agreement) generated during the initial phase work on an approximately quarterly basis throughout the term of SOW Three.

Revenue of $348,906, relating to SOW Three Monthly Fees, and $146,491, relating to SOW Three profit sharing payments have been included in collaborative development services revenue in the accompanying interim unaudited condensed statements of operations for the three months ended March 31, 2018. Accounts receivable relating to SOW Three of $495,397 and $0 remained in the accompanying interim unaudited condensed balance sheets as of March 31, 2018 and December 31, 2017, respectively. Costs relating to development activities conducted by the Company pursuant to SOW Three of $226,855 have been included in research and development expense in the accompanying interim unaudited condensed statements of operations for the three months ended March 31, 2018. No costs or revenue relating to SOW Three were included in the accompanying interim unaudited condensed statements of operations for the three months ended March 31, 2017 as SOW Three was not established until January 2018.

QNAH Convertible Note Agreement

In October 2017, the Company issued a subordinated convertible promissory note to QNAH in the principal amount of $3.0 million against receipt of cash proceeds equal to such principal amount. There have been no significant modifications or financial events relating to QNAH Convertible Note since disclosures made by the Company in its Annual Report on Form 10-K, filed with the SEC on March 23, 2018.

The Company recorded $35,877 and $39,240 of deferred financing costs incurred in connection with the issuance of the note under the QNAH Convertible Note in the accompanying interim unaudited condensed balance sheets as of March 31, 2018 and December 31, 2017, respectively. Amortization of the QNAH Convertible Note deferred financing costs was $3,363 for the three months ended March 31, 2018. Interest accrued on the QNAH Convertible Note for the three months ended March 31, 2018 was $30,822. Both amounts were included in interest expense in the accompanying interim unaudited statements of operations for the three months ended March 31, 2018. There was no interest accrued or deferred financing cost amortization relating to the QNAH Convertible Note for the three months ended March 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto for the year ended December 31, 2017, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 23, 2018. This discussion and analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward looking statements include, but are not limited to, statements about:

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

•	the activities anticipated to be performed by us and third parties under design and development projects and programs, and the expected benefits and outcomes of such projects and programs;
•	the implementation of our business model and strategic plans for our business;
•	the regulatory regime for our products, domestically and internationally;
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

In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “continue,” “seek,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions. These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this filing and are subject to risks and uncertainties. We discuss many of these risks in greater detail in Part II, Item 1A - “Risk Factors” and elsewhere in this filing. You should carefully read the “Risk Factors” section of this filing to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. These statements, like all statements in this report, speak only as of their date, and except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

As part of our business model, we seek to leverage key business drivers in molecular profiling, including the acceleration of precision medicine, the migration of molecular testing to next generation sequencing, the movement to less invasive biopsies, the need for greater diagnostic sensitivity, the need to conform to changing healthcare economics and the need for automation and an easily deployable workflow. Our products include instrumentation (or platforms), consumables, including assay kits, and software analytics that, as an integrated system, automate sample processing and can quickly, robustly and simultaneously profile tens, hundreds or thousands of molecular targets from samples a fraction of the size required by many prevailing technologies. Our objective is to establish our solutions as the standard in molecular profiling, and to make their benefits accessible to all molecular labs from research to the clinic. We believe that our target customers desire high quality molecular profiling information in a multiplexed panel format from increasingly smaller and less invasive samples, with the ability to collect such information locally to minimize turnaround time and cost.

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

We have two primary sources of revenue: revenue from research use only (“RUO”) profiling for biopharmaceutical companies, academic research centers and molecular testing laboratories; and revenue from collaborative development services for companion diagnostic development programs for biopharmaceutical companies. RUO profiling revenue includes customer purchases of our HTG EdgeSeq instrument and related RUO assay kits, and the use of our HTG EdgeSeq instrument and RUO assay kits to process samples on the customer’s behalf in our VERI/O laboratory. Collaborative development revenue relates to services performed primarily for biopharmaceutical companies pursuant to our Master Assay Development, Commercialization and

Manufacturing Agreement (“Governing Agreement”) with QIAGEN Manchester Limited (“QML”), a wholly owned subsidiary of QIAGEN N.V. Under the Governing Agreement, our HTG EdgeSeq proprietary technology is utilized to develop, seek regulatory approval for and commercialize companion diagnostic assays for biopharmaceutical drug candidates and corresponding therapeutics.

We have incurred significant losses since our inception, and we have never been profitable. We incurred net losses of $5.4 million and $5.8 million for the three months ended March 31, 2018 and 2017, respectively, and we had an accumulated deficit of approximately $139.9 million as of March 31, 2018. As of March 31, 2018, we had available cash and cash equivalents totaling approximately $20.5 million, investments in short-term corporate and government debt securities totaling $25.1 million and had current liabilities of approximately $5.1 million, plus an additional $17.3 million in long-term liabilities primarily attributable to our MidCap Term Loan, QNAH Convertible Note and NuvoGen obligations.

Recent Developments

In April 2018, we announced the issuance of Japan Patent Number 6290202 for “Nuclease Protection Methods for Detection of Nucleotide Variants.” The patented technology involves a nuclease-protection method using wild-type and variant probes competing for binding to a target nucleic acid molecule, such as messenger RNA, to detect the presence, if any, of a variant nucleotide in the target. The patent, which provides protection until June 2033, is part of a family of patents and patent applications claiming this method, including U.S. patent no. 9,765,385 issued in September 2017.

In April 2018, we announced the promotion of John Lubniewski to President and Chief Operating Officer. Mr. Lubniewski has served as our Chief Business Officer for the past seven years, bringing over three decades of experience in the life science industry.

In May 2018, we entered a non-exclusive license and supply agreement with Firalis S.A. (“Firalis”), a provider of bioanalytical services and biomarker-based products and services, enabling Firalis to develop and commercialize a theranostic test that predicts rheumatoid arthritis (RA) patients’ response to anti-TNFα therapy, the primary therapy for millions of RA patients. The Firalis gene expression signature (BIOPRED) will be commercialized on the HTG EdgeSeq platform.

Results of Operations

Comparison of the three months ended March 31, 2018 and 2017

	Three Months Ended March 31,		Change
	2018	2017	$	%
Revenue:
Product and product-related services	$1,733,546	$1,371,169	$362,377	26%
Collaborative development services	2,425,106	—	2,425,106	100%
Total revenue	4,158,652	1,371,169	2,787,483	203%
Cost of revenue	1,137,063	1,295,302	(158,239)	(12%)
Gross margin	3,021,589	75,867	2,945,722	3883%
Gross margin percentage	73%	6%
Operating expenses:
Selling, general and administrative	5,657,832	4,238,467	1,419,365	33%
Research and development	2,589,286	1,267,063	1,322,223	104%
Total operating expenses	8,247,118	5,505,530	2,741,588	50%
Operating loss	(5,225,529)	(5,429,663)	204,134	(4%)
Loss on settlement of Growth Term Loan	(105,064)	—	(105,064)	100%
Other expense, net	(49,354)	(386,331)	336,977	(87%)
Total other income (expense)	(154,418)	(386,331)	231,913	(60%)
Net loss before income taxes	$(5,379,947)	$(5,815,994)	$436,047	(7%)

Revenue

We generate revenue from two primary sources: revenue from RUO profiling for biopharmaceutical companies, academic research centers and molecular testing laboratories; and revenue from collaborative development services for biopharmaceutical companies under our companion diagnostic development programs.

RUO profiling is currently made available to our customers through product sales and service offerings. Customers can purchase our HTG EdgeSeq instrument and related consumables, which consist primarily of our proprietary molecular profiling panels and other assay components. Customers can also access our technology through contracted services. We perform these services using our HTG EdgeSeq instrument and RUO assay kits to process samples in our VERI/O laboratory. Our proprietary technology is also used to design custom RUO assay kits for customers who may engage us to process samples using such custom kits or to supply such custom kits for the customers’ research needs and, thereby, generate future sample processing or RUO assay kit revenue.

In June 2017, we began generating revenue from collaborative development services relating to our Governing Agreement with QML with the initiation of SOW One. SOW Two was subsequently entered into in October 2017 and SOW Three was entered into in January 2018. Under these agreements, we and QML combine our technological and commercial strengths to offer biopharmaceutical companies a complete NGS-based solution for the development, manufacture and commercialization of companion diagnostic assays in support of and in conjunction with, biopharmaceutical companies’ drug development programs.

Total revenue for the three months ended March 31, 2018, increased by 203% to $4.2 million compared with $1.4 million for the three months ended March 31, 2017. The increase in total revenue for the three months ended March 31, 2018 compared with the same period in the prior year was primarily the result of revenue generated from collaborative development services relating to our Governing Agreement with QML.

Product and product-related services revenue

      Product and product-related services revenue from the sale of our HTG EdgeSeq instrument and RUO consumables and from custom RUO assay design and sample processing services performed for customers in our VERI/O laboratory using this proprietary RUO technology was $1.7 million for the three months ended March 31, 2018, compared with $1.4 million for the three months ended March 31, 2017, and comprised the following:

	Three Months Ended March 31,		Change
	2018	2017	$	%
Product revenue:
Instrument	$11,358	$22,579	$(11,221)	(50%)
Consumables	252,012	518,565	(266,553)	(51%)
Total product revenue	263,370	541,144	(277,774)	(51%)
Product-related services revenue:
Custom RUO assay design	127,027	41,287	85,740	208%
Sample processing	1,343,149	788,738	554,411	70%
Total product-related services revenue	1,470,176	830,025	640,151	77%
Total product and product-related services revenue	$1,733,546	$1,371,169	$362,377	26%

Product revenue was $263,000 and $541,000 for the three months ended March 31, 2018 and 2017, respectively, and was generated primarily from the sale of RUO assay kits in both periods. The decrease in product revenue from 2017 to 2018 is primarily attributable to our focus throughout 2017 on biopharmaceutical customers whose preference has been to access our technology via services through our VERI/O laboratory.

Service revenue, consisting of custom RUO assay design and sample processing using our HTG EdgeSeq instrument and consumables, was $1.5 million and $830,000 for the three months ended March 31, 2018 and 2017, respectively, and represented 35% and 61% of our total revenue for the three months ended March 31, 2018 and 2017, respectively. The increase in service revenue reflects our success in growing the number of biopharmaceutical company customers who have chosen our proprietary technologies for use in their translational research and drug development programs and who prefer to gain access to our technology through purchase of our services. This increase also reflects increased consumption of our RUO assay kits used in the processing of samples in our VERI/O laboratory. We expect our revenue mix to continue to contain a higher portion of biopharmaceutical service revenue in the near term until we enter the commercial clinical diagnostic market.

Collaborative development services revenue

Collaborative development services revenue includes services performed on biopharmaceutical company companion diagnostic development programs using our HTG EdgeSeq proprietary technology to develop, seek regulatory approval for and potentially commercialize clinical diagnostic assays for biopharmaceutical company drug candidates and corresponding therapeutics. Collaborative development services revenue, consisting of services performed for three large biopharmaceutical companies pursuant to SOW One, SOW Two and SOW Three under our Governing Agreement with QML, was approximately $2.4 million or 58% of our revenue for the three months ended March 31, 2018, which included approximately $146,000 in profit sharing payments. We had no collaborative development services revenue for the three months ended March 31, 2017, as SOW One was initiated in June 2017. The amount or timing of work that we perform, the timing and number of development deliverables and the timing and amount of any profit sharing payment under these agreements is expected to continue to result in significant variability in the timing and amount of revenue recognized from one fiscal period or quarter to the next.

Cost of revenue

Cost of revenue includes the aggregate costs incurred in manufacturing, delivering, installing and servicing instruments and consumables, as well as costs incurred for services performed for customers in our VERI/O laboratory. Cost of revenue decreased by $158,000, or 12%, for the three months ended March 31, 2018, compared with the three months ended March 31, 2017, resulting in the improvement of gross margin to 73% for the three months ended March 31, 2018, compared with 6% for the three months ended March 31, 2017. This gross margin improvement is primarily attributable to the collaborative development services performed under our Governing Agreement with QML, the revenue from which is reflected in collaborative development services revenue, and development costs from which are included in research and development expense in the accompanying interim unaudited condensed statements of operations. Additional gross margin improvement is attributable to the overall increase in service revenue which has allowed for further absorption of our fixed operating expenses incurred in the expansion of our VERI/O laboratory staffing, facilities and equipment to accommodate the anticipated increase in demand for services when compared to prior periods.

Selling, general and administrative expenses

Selling, general and administrative expenses were $5.7 million and $4.2 million for the three months ended March 31, 2018 and 2017, respectively. The increase in our selling, general and administrative expenses for the three months ended March 31, 2018 compared to the same period in 2017 is primarily due to compensation expenses including the granting and issuance of 259,551 shares pursuant to RSUs at a grant date fair value of $3.84 per share, resulting in approximately $1.0 million of additional non-cash, stock-based compensation expense for the quarter ended March 31, 2018.

Research and development expenses

Research and development expense was $2.6 million and $1.3 million for the three months ended March 31, 2018 and 2017, respectively. The increase in research and development expenses for the three months ended March 31, 2018 compared to the same period in 2017, is primarily due to collaborative development services provided under our Governing Agreement with QML, for which costs incurred are included in research and development expense in the accompanying interim unaudited consolidated statements of operations as our collaborative development services projects are accounted for under the FASB’s guidance for collaborative arrangements.

Cash Flows for the three months ended March 31, 2018 and 2017

The following table summarizes the primary sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$(2,701,227)	$(4,635,706)
Investing activities	(25,527,993)	1,634,615
Financing activities	38,791,580	(1,738,788)
Increase (decrease) in cash and cash equivalents	$10,562,360	$(4,739,879)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2018 totaled $2.7 million and reflected (i) a net loss of $5.4 million; (ii) net non-cash items of $1.6 million, consisting primarily of stock-based compensation of $1.1 million, and depreciation and amortization of $0.4 million; and (iii) a net cash inflow from changes in balances of operating assets and liabilities of $1.1 million. A decrease in accounts receivable primarily relating to collection of profit sharing amounts receivable at year end relating to our collaborative development services programs, partially offset by a decrease in accrued liabilities following completion of our underwritten public offering in January 2018, and the payment of annual performance-based bonuses in the first quarter of 2018, reflect the primary items comprising the changes in balances of operating assets and liabilities.

Net cash used in operating activities for the three months ended March 31, 2017 was $4.6 million and reflected (i) a net loss of $5.8 million; (ii) net non-cash items of $1.0 million, consisting primarily of depreciation and amortization of $0.3 million, amortization of the discount, final payment premium and deferred financing costs on the Growth Term Loan of $0.1 million, stock-based compensation of $0.4 million, and a provision for excess inventory of $0.2 million; and (iii) a net cash inflow from changes in balances of operating assets and liabilities of $0.1 million. The significant items comprising the changes in balances of operating assets and liabilities were increases in contract liabilities that reflect advance payments from design and development projects billed in the first quarter of 2017 and in accounts payable relating to our capital raising efforts undertaken in the first quarter of 2017, including non‑capitalizable costs incurred in our filing of a registration statement on Form S-3 in March 2017, partially offset by an increase in accounts receivable due to increased revenue. The decrease in accrued liabilities was due to our 2016 non-executive bonus payout, which occurred in the first quarter of 2017.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2018 totaled $25.5 million and was comprised primarily of purchases of available-for-sale securities of $25.1 million with proceeds received from our underwritten public offering in January 2018, and the purchase of tooling used in manufacturing and other fixed assets during the period.

Net cash provided by investing activities of $1.6 million for the three months ended March 31, 2017, was comprised primarily of proceeds from maturity of available-for-sale securities of $1.7 million for the period.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 totaled $38.8 million and consisted primarily of $37.7 million in net proceeds from our underwritten public offering in January 2018 and $6.8 million in net proceeds from our MidCap Term Loan in March 2018, partially offset by $6.0 million and $0.2 million in payments on our Growth Term Loan and outstanding NuvoGen obligation, respectively.

Net cash used in financing activities of $1.7 million for the three months ended March 31, 2017 consisted primarily of $1.5 million and $0.2 million in payments on the outstanding Growth Term Loan and NuvoGen obligations, respectively.

Liquidity and Capital Resources

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock, the incurrence of debt and cash received from product sales, services revenue and other income. As of March 31, 2018, we had $45.7 million in cash, cash equivalents and investments in short-term available-for-sale securities, and $17.9 million of debt outstanding on our MidCap Term Loan, NuvoGen, capital lease and QNAH Convertible Note obligations.

Pursuant to an underwriting agreement with Leerink Partners LLC and Cantor, as representatives of the other underwriters of the agreement, we offered and sold 13,915,000 shares of our common stock at a price of $2.90 per share, including 1,815,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares in January 2018. The aggregate net proceeds from the offering were approximately $37.7 million, after deducting the underwriting discounts and commissions and offering expenses. The shares of common stock described above were offered pursuant to a Registration Statement on Form S-3 (File No. 333‑216977) previously filed with the SEC and declared effective by the SEC on April 6, 2017, and a prospectus supplement thereunder.

In March 2018, we entered into the MidCap Term Loan and the Midcap Revolving Loan with MidCap Financial Trust, as agent. The MidCap Term Loan provides a secured term loan facility in an aggregate principal amount of up to $20.0 million. We borrowed the first advance of $7.0 million in March 2018. Under the terms of the MidCap Term Loan, the second advance of $13.0 million will be available to us on or before September 30, 2019, subject to our satisfaction of certain conditions described in the MidCap Term Loan. All obligations under the Growth Term Loan were terminated and all outstanding amounts and fees due under the Growth Term Loan were repaid with proceeds from the MidCap Term Loan in March 2018. Amounts outstanding under the MidCap Term Loan bear interest at a floating rate equal to 7.25% per annum, plus the greater of (i) 1.25% or (ii) one-month LIBOR. Principal on each MidCap Term Loan advance is payable in 36 equal installments beginning April 1, 2020 until paid in full on March 1, 2023. The proceeds remaining from the March 2018 MidCap Term Loan funding and, if borrowed, the proceeds from MidCap Tranche 2, are expected to be used for working capital and general corporate purposes.

The MidCap Revolving Loan provides a secured revolving credit facility in an aggregate principal amount of up to $2.0 million. We may request an increase in the total commitments under the MidCap Revolving Loan by up to an additional $8.0 million, subject to agent and lender approval and the satisfaction of certain conditions. Availability of the revolving credit facility under the MidCap Revolving Loan will be based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable and inventory, as reduced by certain reserves, if any. Further, initial availability of the MidCap Revolving Loan is conditioned upon completion of an initial borrowing base audit, and the establishment of certain lockbox arrangements by May 10, 2018. There were no amounts outstanding under the Midcap Revolving Loan as of March 31, 2018. The proceeds of any loans under the MidCap Revolving Loan may be used for working capital and general corporate purposes.

Funding Requirements

We have had recurring operating losses and negative cash flows from operations since our inception and have an accumulated deficit of approximately $139.9 million as of March 31, 2018. As of March 31, 2018, we had cash, cash equivalents and investments in short-term available-for-sale securities of approximately $45.7 million and had current liabilities of approximately $5.1 million, plus an additional $17.3 million in long-term liabilities primarily attributable to our MidCap Term Loan, NuvoGen, and QNAH Convertible Note obligations. We believe that our existing resources will be sufficient to fund our planned operations for at least the next 12 months from the issuance of these interim unaudited condensed financial statements. However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2018:

	Payments due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Debt obligations (1)	$18,298,415	$549,519	$9,136,913	$3,848,333	$4,763,650
Operating lease obligations (2)	1,496,912	527,878	969,034	—	—
Capital lease obligations (3)	93,374	60,564	32,810	—	—
Total contractual obligations	$19,888,701	$1,137,961	$10,138,757	$3,848,333	$4,763,650

(1)

Our debt obligations include amounts due to NuvoGen under an asset purchase agreement including 2.5% interest on the remaining obligation. We have an annual obligation to pay the greater of $400,000 or 6% of sales toward the NuvoGen obligation balance until the obligation is paid in full. The table reflects remaining minimum principal payments due to NuvoGen on the remaining obligation at March 31, 2018, although actual payments could be significantly more than provided in the table to the extent that 6% of revenue exceeds $400,000. Our debt obligations further include our contractual obligations pursuant to the $7.0 million MidCap Term Loan borrowed in 2018, including contractual interest payments and a final premium fee relating to this loan. Additional amounts may be due and payable in future periods as the MidCap Revolving Loan is activated and if we meet the requirements for the second tranche of the MidCap Term Loan funding and determine that it is in our best interest to draw on those funds prior to September 30, 2019. Refer to Note 8 of our interim unaudited condensed financial statements for payments due under the MidCap Term Loan. The QNAH Convertible Note is also included in our debt obligations as of March 31, 2018. The table reflects the principal balance on the QNAH Convertible Note of $3,000,000 and interest at 3.0% per annum assuming that the balance will be paid upon maturity in October 2020 and not converted by QNAH into shares of our common stock prior to maturity.

(2)	Our operating lease obligations consist of the leases for our laboratory and office facilities in Tucson, AZ expiring in 2021, as well as office copier leases.
(3)	Our capital lease obligations consist of several computer equipment leases which were entered into on various dates between December 2012 and March 2018.

Off-Balance Sheet Arrangements

Through March 31, 2018, we have not entered into any off-balance sheet arrangements as defined by applicable SEC regulations.

Recent Accounting Pronouncements

See Note 2. Basis of Presentation – Recently Adopted and Recently Issued Accounting Pronouncements in the notes to the interim unaudited condensed financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our interim unaudited condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Items subject to estimates based on judgments include, but are not limited to: revenue recognition, stock-based compensation expense, the value of the warrant liability, the resolution of uncertain tax positions, income tax valuation allowances, recovery of long-lived assets and provisions for doubtful accounts, inventory obsolescence and inventory valuation. Actual results could differ from these estimates and such differences could affect the results of operations in future periods.

There were no changes in our critical accounting policies and estimates during the three months ended March 31, 2018 from those set forth in “Critical Accounting Policies and Significant Judgments and Estimates” in our December 31, 2017 Annual Report on Form 10-K filed with the SEC on March 23, 2018 other than the adoption of the following new accounting pronouncements in the first quarter of 2018:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than were required under previous U.S. GAAP.

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

The new revenue standard and the standards that amend it were effective for public entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company adopted ASC 606 using the full retrospective approach, which did not have an effect on 2017 revenue recognition and did not have a cumulative effect on opening equity, as the timing and measurement of revenue recognition is materially the same as under ASC 605. The Company has presented additional quantitative and qualitative disclosures regarding identified revenue streams and performance obligations for the first quarter ended March 31, 2018 (see Note 9 and Note 15). The Company has also identified and implemented changes to its business processes and internal controls relating to implementation of the new standard. For contracts where the period between when the Company transfers a promised good or service to the customer and when the customer pays is one year or less, the Company has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, (“ASU 2016-15”), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted ASU No. 2016-15 as of January 1, 2018, at which time the adoption of this standard did not have a significant impact on its interim unaudited condensed financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The Company adopted ASU No. 2017-09 as of January 1, 2018. The adoption of this update did not impact the Company’s interim unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $20.5 million at March 31, 2018, which primarily consist of U.S. Government money market funds. These funds have lower risk than traditional money market funds and are subject to fewer withdrawal penalties and limitations. Still, such interest-bearing instruments carry some degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates relating to these investments. We had $25.1 million in short-term available-for-sale securities at March 31, 2018. Our investments in short-term available-for-sale securities are at some risk for losses from possible volatility in the market. However, our investments are in a low risk portfolio comprised of U.S. Treasuries and high credit quality corporate debt securities which have an average credit rating of AA. We do not anticipate exposure to significant market risk relating to our available-for-sale securities based upon our conservative investment policy. A hypothetical 10% change in the interest rates affecting our cash, cash equivalents and short-term available-for-sale securities at March 31, 2018 would not have had a material impact on the value of our cash, cash equivalents and short-term available-for-sale securities at March 31, 2018.

Our MidCap Term Loan is variable interest rate debt for which $7.0 million was outstanding relating to the MidCap Term Loan at March 31, 2018. The MidCap Term Loan bears interest at a floating rate equal to 7.25% per annum, plus the greater of (i) 1.25% or (ii) one-month LIBOR. A hypothetical 10% change in the LIBOR rate at March 31, 2018 would not have had a material impact on our debt-related interest obligations because the loan was outstanding for only six days in the three month period ended March 31, 2018.

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

As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, beginning January 1, 2018, we implemented ASC 606, Revenue from Contracts with Customers. Although the new revenue standard is expected to have an immaterial impact on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, ongoing contract review requirements and processes for gathering of information provided for disclosures.

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not engaged in any material legal proceedings. However, in the normal course of business, we may from time to time be named as a party to legal claims, actions and complaints, including matters involving employment, intellectual property, vendors, customers or others.

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this report, and in our other public filings, before deciding to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that were not included as separate risk factors in or reflect changes to the similarly titled risk factors included in, our Annual Report on Form 10-K, filed with the SEC on March 23, 2018.

Risks Related to our Business and Strategy

We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.*

We have incurred losses since our inception and expect to incur losses in the future. We incurred net losses of $5.4 million and $5.8 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $139.9 million. We expect that our losses will continue for the foreseeable future as we will be required to invest significant additional funds to support product development, including development of our next generation instrument platforms, development of our new HTG EdgeSeq panels, including our initial U.S. IVD assay, development of assays pursuant to our Governing Agreement with QML, and the commercialization of our HTG EdgeSeq system and proprietary consumables. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products and services. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products and services, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

We have limited experience in marketing and selling our products, and if we are unable to successfully commercialize our products, our business may be adversely affected.*

We have limited experience marketing and selling our products. Our HTG Edge system was introduced for sale in the life sciences research market in the third quarter of 2013. Our HTG EdgeSeq chemistry was introduced for sale in the life sciences research market in the third quarter of 2014. Our dedicated HTG EdgeSeq system was introduced for sale in the life sciences research market in the fourth quarter of 2015 and has been our primary product focus since 2016. Our VERI/O service laboratory was announced in June 2016. Our first diagnostic assay, based on our HTG EdgeSeq chemistry and automated in our HTG EdgeSeq system, was introduced for sale in Europe in July 2016. We currently market our products through our own sales force in the United States and Europe and have distributors in parts of Europe and the Middle East. We intend to expand our sales and support teams in the United States and in Europe and to establish additional distributor and/or third-party contract sales team relationships in other parts of the world. However, we may not be able to market and sell our products effectively. Our sales of life science research products, diagnostic products and potential future products will depend in large part on our ability to successfully increase the scope of our marketing efforts and establish and maintain a sales force commensurate with our then applicable markets. Because we have limited experience in marketing and selling our products in the life science research market and in marketing and selling our products in the diagnostic market, our ability to forecast demand, the infrastructure required to support such demand and the sales cycle to customers is unproven. If we do not build an efficient and effective sales force and distributor relationships targeting these markets, our business and operating results will be adversely affected.

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

If our HTG EdgeSeq system and proprietary profiling panels fail to achieve and sustain sufficient market acceptance, or we are not able to continue to expand our service relationships with biopharmaceutical customers (including indirectly pursuant to our Governing Agreement), we will not generate expected revenue, and our prospects may be harmed.*

We are currently focused on selling our HTG EdgeSeq system and profiling panels within the life sciences research market and, where approved, in the diagnostic market. We plan to develop panels for many different disease states including companion diagnostics to determine the proper course of treatment for those diseases. We may experience reluctance, or refusal, on the part of physicians to order, and third-party payors to cover and provide adequate reimbursement for, our panels if the results of our research and clinical studies, and our sales and marketing activities relating to communication of these results, do not convey to physicians, third-party payors and patients that the HTG EdgeSeq system and related profiling panels provide equivalent or better diagnostic information than other available technologies and methodologies. We believe our panels represent an emerging methodology in diagnosing disease states, and we may have to overcome resistance among physicians to adopting it for the marketing of our products to be successful. Even if we are able to obtain regulatory approval from the FDA or other applicable regulatory authorities, the use of our panels may not become the standard diagnostic tool for those diseases on which we plan to focus our efforts.

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

We are dependent on our Governing Agreement with QML with respect to certain oncology-based diagnostic assays, and poor performance under the agreement or the termination of the agreement could negatively impact our business.*

A key strategic focus of our business is to enter into collaborative development agreements with biopharmaceutical companies for the development, manufacture and commercialization of companion diagnostic assays for use with their drug development programs. In particular, we are focused on oncology-based collaborations.

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

Our future success is dependent upon our ability to expand our customer base and introduce new applications.*

Our current customer base is primarily composed of biopharmaceutical companies (including those contracted by QML pursuant to our Governing Agreement), academic institutions and molecular labs that perform analyses using or directly or indirectly obtain services based on our HTG EdgeSeq system and consumables for research use only, which means that the products or data from services may not be used for clinical diagnostic purposes. In July 2016, we obtained CE marking in Europe for our HTG EdgeSeq system and HTG EdgeSeq DLBCL Cell of Origin Assay EU. In March 2017, we obtained CE marking in Europe for our HTG EdgeSeq ALKPlus Assay EU. These products may now be used by customers for diagnostic purposes in Europe. Currently, we do not intend to and, where applicable, do not have appropriate licenses or permits to conduct diagnostic testing services. Our success will depend, in part, upon our ability to increase our market penetration among our customer bases and to expand our market by developing and marketing new clinical diagnostic tests and RUO applications (whether product or service), and to introduce diagnostic products into clinical laboratories in the United States and other jurisdictions after obtaining the requisite regulatory clearances or approvals. We may not be able to successfully complete development of or commercialize any of our planned future tests and applications. To achieve these goals, we will need to conduct substantial research and development, conduct clinical validation studies, expend significant funds, expand and scale-up our research, development, service and manufacturing processes and facilities, expand the number of projects under our Governing Agreement, expand and train our sales force; and seek and obtain regulatory clearance or approvals of our new tests and applications, as required by applicable regulations. Additionally, we must demonstrate to laboratory directors, physicians and third-party payors that our current and any future diagnostic products are effective in obtaining clinically relevant information that can inform treatment decisions, and that our HTG EdgeSeq system and related panels can enable an equivalent or superior approach than other available technology. Furthermore, we expect that a combination of increasing the installed base of our HTG EdgeSeq systems, expanding the number of projects under our Governing Agreement, and entering into additional service and custom RUO assay design agreements with biopharmaceutical customers will drive increased demand for our relatively high margin panels. If we are not able to successfully increase our installed base and biopharmaceutical customer relationships, then sales of our products and services, and our margins for these revenue items may not meet expectations. Attracting new customers and introducing new products and services requires substantial time and expense. Any failure to expand our existing customer base, or launch new products, including diagnostic products or services, would adversely affect our ability to improve our operating results.

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

Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, QML and another customer accounted for 59% and 9% of our revenue, respectively, for the three months ended March 31, 2018, and QML and another customer accounted for 68% and 11% of our accounts receivable balance, respectively, as of March 31, 2018. If orders from our top customers or the number of collaboration projects with QML are reduced or discontinued, our revenue in future periods may materially decrease. Fluctuations in our operating results may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described under the caption “Risk Factors – Risks Related to Our Business and Strategy” of this report. In addition, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. Our products involve a significant capital commitment from our customers or may depend on customer studies that have variable or indefinite timelines and accordingly, involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Also, activities performed under our Governing Agreement involve significant resource commitments by us and depend on QML activities over which we have limited control and on biopharmaceutical customer activities and studies that have variable or indefinite timelines and outcomes. We may expend significant effort in attempting to meet our development obligations under the Governing Agreement, the respective payments for which may occur in a different period. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of investors or securities analysts, our stock price may be adversely affected.

Our sales cycle is lengthy and variable, which makes it difficult for us to forecast revenue and other operating results.

Our sales process involves numerous interactions with multiple individuals within any given organization, and often includes in-depth analysis by potential customers of our products (where in some instances we will provide a demonstration unit for their use and evaluation), performance of proof-of-principle studies, preparation of extensive documentation and a lengthy review process. As a result of these factors, the capital investment required in purchasing our instrument and the budget cycles of our customers, the time from initial contact with a customer to our receipt of a purchase order can vary significantly and be up to 12 months or longer. Given the length and uncertainty of our sales cycle, we have in the past experienced, and likely will in the future experience, fluctuations in our product and product-related services revenue on a period-to-period basis. In addition, any failure to meet customer expectations could result in customers choosing to retain their existing systems or service providers or to purchase systems or services other than ours. The revenue that we expect to earn from our collaborative development services are also subject to an extended, variable timeline based on each project agreement, which will likely result in fluctuations in our collaborative development services revenue on a period-to-period basis as well.

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

A key component of our strategy is the development of companion diagnostic products designed to determine the appropriate patient population for administration of a particular therapeutic to more successfully treat a variety of illnesses. We have an exclusive arrangement with QML to develop certain companion diagnostic products for biopharmaceutical companies under our Governing Agreement. Otherwise, we may choose to independently develop companion diagnostic products with or without a biopharmaceutical partner. Successfully developing a companion diagnostic product depends both on regulatory approval for administration of the therapeutic, as well as regulatory approval of the diagnostic product. Even if we are successful in developing products that would be useful as companion diagnostic products, and potentially receive regulatory approval for such products, the biopharmaceutical companies that develop the corresponding therapeutics may ultimately be unsuccessful in obtaining regulatory approval for any such therapeutic, or, even if successful, select a competing technology to use in their regulatory submission instead of ours. The development, especially the independent development, of companion diagnostic products requires a significant investment of working capital which may not result in any future income. This could require us to raise additional funds which could dilute our current investors or could impact our ability to continue our operations in the future.

Our current business depends on levels of research and development spending by academic and governmental research institutions and biopharmaceutical companies, a reduction in which could limit demand for our products and adversely affect our business and operating results.*

Our revenue is currently derived from sales of our HTG EdgeSeq system and related proprietary panels, the design of custom RUO assays and sample processing for research applications to biopharmaceutical companies, academic institutions and molecular labs, predominantly in the United States and Europe, and collaborative development services. The demand for our products and services will depend in part upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:

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

Our products may not compete favorably, and we may not be successful in the face of increasing competition from new products and technologies introduced by our existing competitors or new companies entering our markets. In addition, our competitors may have or may develop products or technologies that currently or in the future will enable them to produce competitive products with greater capabilities or at lower costs than ours. Any failure to compete effectively could materially and adversely affect our business, financial condition and operating results.

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

We expect to generate a portion of our revenue internationally and are subject to various risks relating to our international activities which could adversely affect our operating results.*

During the three months ended March 31, 2018, approximately 73% of our revenue was generated from our Governing Agreement with QML, who is located outside of the United States, compared with 0% for the three months ended March 31, 2017. We expect that a percentage of our future revenue will continue to come from international sources, driven in part by activities conducted pursuant to our Governing Agreement, and we expect to expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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

We may need to raise additional capital to fund our operations in the future. If we are unsuccessful in attracting new capital, we may not be able to continue operations or may be forced to sell assets to do so. Alternatively, capital may not be available to us on favorable terms, or if at all. If available, financing terms may lead to significant dilution of our stockholders’ equity.*

We are not profitable and have had negative cash flow from operations since our inception. To fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings and revenue generated from the sale of our HTG EdgeSeq systems, proprietary consumables, related services and collaborative development service arrangements with biopharmaceutical company customers (directly or indirectly via the Governing Agreement). We currently anticipate that our cash and cash equivalents, including funds generated in our January 2018 public offering, will be sufficient to enable us to fund our operations for at least the next 12 months. We may need to obtain additional funds to finance our operations in the future if our estimates of the amount of cash necessary to fund our operations and development and commercialization activities prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Additional capital may not be available at such times or amounts as needed by us. Even if capital is available, it might be available only on unfavorable terms. Any additional equity or convertible debt financing into which we enter could be dilutive to our existing stockholders. Any future debt financing into which we enter may impose covenants upon us that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, we may need to relinquish rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If access to sufficient capital is not available as and when needed, our business will be materially impaired, and we may be required to cease operations, curtail one or more product development or commercialization programs, or significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all of our assets. Any of these factors could harm our operating results.

Payments under the instruments governing our indebtedness may reduce our working capital. In addition, a default under our MidCap Credit Facility could cause a material adverse effect on our financial position.*

Pursuant to the terms of an asset purchase agreement with NuvoGen, we agreed to annually pay NuvoGen the greater of $400,000 or 6% of our yearly revenue until the total aggregate cash compensation paid to NuvoGen under the agreement equals $15.0 million. To date, we have paid NuvoGen approximately $7.3 million. Payments to NuvoGen will result in a reduction in our working capital as we continue to make payments on this obligation.

Pursuant to the terms of the $3.0 million QNAH Convertible Note that we issued in October 2017, we will be required to repay the entire outstanding principal amount of the note and unpaid accrued interest thereon in October 2020, subject potentially to the terms of a future subordination agreement between QNAH and our senior lenders, provided QNAH may, at its election, convert all or any portion of the outstanding principal balance of the note and unpaid accrued interest at any time prior to the maturity date into shares of our common stock at a conversion price of $3.984 per share. Repayment of this note and unpaid accrued interest thereon at maturity would result in a reduction in our working capital, which could be significant depending on our cash position on the maturity date.

The MidCap Credit Facility requires us, and any debt arrangements we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:

•	dispose of assets;
•	complete mergers or acquisitions;
•	incur indebtedness or modify existing debt agreements;
•	amend or modify certain material agreements;
•	engage in additional lines of business;
•	encumber assets;
•	pay dividends or make other distributions to holders of our capital stock;
•	make specified investments;
•	change certain key management personnel or organizational documents; and
•	engage in transactions with our affiliates.

These restrictions could inhibit our ability to pursue our business strategies. If we default under our obligations under the MidCap Term Loan, the lender could proceed against the collateral granted to them to secure our indebtedness or declare all obligation under the MidCap Term Loan to be due and payable. In certain circumstances, procedures by the lender could result in a loss by us of all of our equipment and inventory, which are included in the collateral granted to the lender. In addition, upon any distribution of assets pursuant to any liquidation, insolvency, dissolution, reorganization or similar proceeding, the holders of secured indebtedness will be entitled to receive payment in full from the proceeds of the collateral securing our secured indebtedness before the holders of other indebtedness or our common stock will be entitled to receive any distribution with respect thereto.

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

As of December 31, 2017, we had federal net operating loss carryforwards (“NOLs”) to offset future taxable income of approximately $122.0 million, which will begin to expire in 2021 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the IRC, a corporation that undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period) is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We believe we may have already experienced one or more ownership changes and may in the future experience one or more additional ownership changes, and thus, our ability to utilize pre-

ownership change NOLs and other pre-ownership change tax attributes to offset post-ownership change income may be limited. Such limitations may cause a portion of our NOL and credit carryforwards to expire. In addition, future changes in our stock ownership, including as a result of future financings, as well as changes that may be outside of our control, could result in ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

If any members of our management team were to leave us or we are unable to recruit, train and retain key personnel, we may not achieve our goals.*

Our future success depends on our ability to recruit, train, retain and motivate key personnel, including our senior management, research and development, manufacturing, service and sales and marketing personnel. If we were to lose one or more of our key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies. Competition for qualified personnel is intense, and we may not be able to attract talent. Our growth depends, in part, on attracting, retaining and motivating highly trained sales personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively identify and sell to potential new customers, including new biopharmaceutical company customers. In particular, the commercialization of our HTG EdgeSeq system and related panels requires us to continue to establish and maintain sales and support teams to optimize the markets for research tools and, where approved, diagnostic assays, and to fully optimize a broad array of diagnostic market opportunities as we receive approval for any future diagnostic products. We do not maintain fixed term employment contracts or, except for our Chief Executive Officer, key man life insurance with any of our employees. Because of the complex and technical nature of our products and the dynamic market in which we compete, any failure to retain our management team or to attract, train, retain and motivate other qualified personnel could materially harm our operating results and growth prospects.

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

Before we begin to label and market our products for use as clinical diagnostics in the United States, including as companion diagnostics, unless an exemption applies, we will be required to obtain either 510(k) clearance or PMA from the FDA. In addition, we may be required to seek FDA clearance for any changes or modifications to our products that could significantly affect their safety or effectiveness or would constitute a change in intended use. The 510(k) clearance processes can be expensive, time-consuming and uncertain. In addition to the time required to conduct clinical studies, if necessary, it generally takes from four to twelve months from submission of an application to obtain 510(k) clearance; however, it may take longer and 510(k) clearance may never be obtained. Even if the FDA accepts a 510(k) submission for filing, the FDA may request additional information or clinical studies during its review. Our ability to obtain additional regulatory clearances for new products and indications may be significantly delayed or may never be obtained. In addition, we may be required to obtain PMAs for new products or product modifications. The requirements of the more rigorous PMA process could delay product introductions and increase the costs associated with FDA compliance. As with all IVD products, the FDA reserves the right to redefine the regulatory path at the time of submission or during the review process and could require a more burdensome approach. Even if we were to obtain regulatory approval or clearance, it may not be for the uses we believe are important or commercially attractive, in which case we would not be permitted to market our product for those uses.

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

We plan to develop, obtain regulatory approval for and sell clinical diagnostics products for a number of different indications. Successful commercialization of our clinical diagnostic products depends, in large part, on the availability of coverage and adequate reimbursement for testing services using our diagnostic products from third-party payors, including government insurance plans, managed care organizations and private insurance plans. There is significant uncertainty surrounding third-party coverage and reimbursement for the use of tests that incorporate new technology, such as the HTG EdgeSeq system and related applications and assays. Reimbursement rates have the potential to fluctuate depending on the region in which the testing is provided, the type of facility or treatment center at which the testing is done, and the third-party payor responsible for payment. If our customers are unable to obtain positive coverage decisions from third-party payors approving reimbursement for our tests at adequate levels, the commercial success of our products would be compromised, and our revenue would be significantly limited. Even if we do obtain favorable reimbursement for our tests, third-party payors may withdraw their coverage policies, review and adjust the rate of reimbursement, require co-payments from patients or stop paying for our tests, which would reduce revenue for testing services based on our technology and demand for our diagnostic products.

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

We have not yet registered certain of our trademarks, including “HTG Edge,” “HTG EdgeSeq,” “VERI/O,” and “qNPA,” in all of our potential markets. If we apply to register these trademarks, our applications may not be allowed for registration, and our registered trademarks may not be maintained or enforced. In addition, opposition or cancellation proceedings may be filed against our trademark applications and registrations, and our trademarks may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would.

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

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we fail to establish and maintain proper and effective internal control over financial reporting, we may not be able to produce timely and accurate financial statements, and our ability to accurately report our financial results could be adversely affected. If that were to happen, the market price of our stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the Securities and Exchange Commission (“SEC”) or other regulatory authorities.

Changes or modifications in financial accounting standards, including those related to revenue recognition, may harm our results of operations.*

From time to time, the FASB, either alone or jointly with other organizations, promulgates new accounting principles that could have an adverse impact on our financial position, results of operations or reported cash flows. For example, in May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), and subsequently issued implementation guides (collectively, the “New Revenue Standard”). The New Revenue Standard superseded nearly all previous revenue recognition guidance under GAAP and became effective for us beginning January 1, 2018. We have implemented the New Revenue Standard as of January 1, 2018 in the accompanying interim unaudited condensed statements of operations and condensed balance sheets and have reflected the new disclosure requirements in the accompanying notes to the accompanying interim unaudited condensed financial statements for the quarter ended March 31, 2018. Our inability to adopt the New Revenue Standard or any new accounting standard correctly, or to update or modify our internal controls as needed, by the mandated adoption dates could adversely affect our financial reporting obligations, corresponding regulatory compliance and/or investors’ confidence in us. Also, if we were to change our critical accounting estimates, including those related to the recognition of collaboration revenue and other revenue sources, our operating results could be significantly affected.

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

Risks Related to Our Common Stock

If we are unable to continue to satisfy the applicable continued listing requirements of Nasdaq, our common stock could be delisted.*

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “HTGM.” In order to maintain this listing, we must continue to satisfy minimum financial and other continued listing requirements and standards. There can be no assurance that we will be able to continue to comply with the applicable listing standards. If we were not able to comply with applicable listing standards, our shares of common stock would be subject to delisting. The delisting of our common stock from trading on Nasdaq may have a material adverse effect on the market for, and liquidity and price of, our common stock and impair our ability to raise capital. Delisting from Nasdaq could also have other negative results, including, without limitation, the potential loss of confidence by customers and employees, the loss of institutional investor interest and fewer business development opportunities. In the event that our common stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.

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

4.10	Warrant issued to MidCap Funding XXVIII Trust, dated March 26, 2018.

10.1*	Statement of Work No. 3, dated January 12, 2018, under Master Assay Development, Commercialization and Manufacturing Agreement between the Registrant and QIAGEN Manchester Limited.

10.2	Credit and Security Agreement (Term Loan) by and among the Registrant, the lenders party thereto from time to time and MidCap Financial Trust, as agent, dated March 26, 2018.

10.3

Credit and Security Agreement (Revolving Loan) by and among the Registrant, the lenders party thereto from time to time and MidCap Funding IV Trust (assignee of MidCap Financial Trust), as agent, dated March 26, 2018.

10.4*	Second Amendment to Statement of Work No. 1, dated March 30, 2018, under Master Assay Development, Commercialization and Manufacturing Agreement between the Registrant and QIAGEN Manchester Limited.

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*       We have requested confidential treatment for certain portions of this agreement. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HTG Molecular Diagnostics, Inc.

Date: May 10, 2018	By:	/s/ Timothy B. Johnson
Timothy B. Johnson
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2018	By:	/s/ Shaun D. McMeans
Shaun D. McMeans
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)