Form 10-Q
period 2018-06-30
HTG MOLECULAR DIAGNOSTICS, INC
filed 2018-08-09
CIK 1169987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 1, 2018, the registrant had 28,421,711 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

HTG Molecular Diagnostics, Inc.

Condensed Balance Sheets

	June 30,	December 31,
	2018	2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$5,774,356	$9,968,600
Short-term investments available-for-sale, at fair value	34,955,936	—
Accounts receivable	3,481,994	6,356,268
Inventory, net of allowance of $62,329 at June 30, 2018 and $62,142 at December 31, 2017	1,002,549	1,180,521
Prepaid expenses and other	845,170	443,068
Total current assets	46,060,005	17,948,457

Deferred offering costs	—	2,953
Deferred MidCap revolving loan costs	75,184	—
Property and equipment, net	2,888,995	3,304,890
Total assets	$49,024,184	$21,256,300

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,306,917	$2,438,798
Accrued liabilities	2,427,776	3,746,786
Contract liabilities - current	315,592	665,882
NuvoGen obligation - current	605,979	496,442
Growth Term Loan payable - net of discount and debt issuance costs	—	5,793,599
Other current liabilities	199,164	200,460
Total current liabilities	4,855,428	13,341,967
NuvoGen obligation - non-current, net of discount	6,970,277	7,520,913
Convertible note, related party - net of debt issuance costs	2,967,487	2,960,760
MidCap Term Loan payable - net of discount and debt issuance costs	6,626,886	—
Other non-current liabilities	389,490	492,197
Total liabilities	21,809,568	24,315,837
Commitments and Contingencies (Note 14)
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2018 and December 31, 2017, 28,414,524 shares issued and outstanding at June 30, 2018 and 13,929,763 shares issued and outstanding at December 31, 2017	28,414	13,929
Additional paid-in-capital	171,246,278	131,492,595
Accumulated other comprehensive loss	(11,339)	—
Accumulated deficit	(144,048,737)	(134,566,061)
Total stockholders’ equity (deficit)	27,214,616	(3,059,537)
Total liabilities and stockholders' equity (deficit)	$49,024,184	$21,256,300

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Product and product-related services	$2,023,312	$1,458,345	$3,756,858	$2,829,514
Collaborative development services	2,887,454	302,411	5,312,560	302,411
Total revenue	4,910,766	1,760,756	9,069,418	3,131,925
Cost of revenue	1,450,682	1,236,904	2,587,745	2,532,206
Gross margin	3,460,084	523,852	6,481,673	599,719

Operating expenses:
Selling, general and administrative	4,764,751	4,413,437	10,422,583	8,651,904
Research and development	2,758,984	1,618,889	5,348,270	2,885,952
Total operating expenses	7,523,735	6,032,326	15,770,853	11,537,856
Operating loss	(4,063,651)	(5,508,474)	(9,289,180)	(10,938,137)

Other income (expense):
Interest expense	(233,306)	(350,058)	(415,823)	(748,478)
Interest income	197,773	17,630	330,936	29,719
Loss on extinguishment of Growth Term Loan	—	—	(105,064)	—
Total other income (expense)	(35,533)	(332,428)	(189,951)	(718,759)
Net loss before income taxes	(4,099,184)	(5,840,902)	(9,479,131)	(11,656,896)
Provision for income taxes	3,545	—	3,545	280
Net loss	$(4,102,729)	$(5,840,902)	$(9,482,676)	$(11,657,176)
Net loss per share, basic and diluted	$(0.14)	$(0.60)	$(0.36)	$(1.31)
Shares used in computing net loss per share, basic and diluted	28,375,379	9,769,322	26,549,895	8,875,177

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(4,102,729)	$(5,840,902)	$(9,482,676)	$(11,657,176)
Other comprehensive income (loss), net of tax effect:
Unrealized gain (loss) on short-term investments	(188)	736	(11,339)	1,090
Comprehensive loss	$(4,102,917)	$(5,840,166)	$(9,494,015)	$(11,656,086)

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at January 1, 2018	13,929,763	$13,929	$131,492,595	$-	$(134,566,061)	$(3,059,537)
Exercise of stock options	33,651	34	69,479	—	—	69,513
Stock-based compensation expense	—	—	1,385,108	—	—	1,385,108
Vesting of restricted stock awards	269,551	270	—	—	—	270
Net share settlement of restricted stock award	(34,769)	(35)	(133,478)	—	—	(133,513)
Employee stock purchase plan	39,976	40	91,728	—	—	91,768
Issuance of common stock from ATM Offering, net of issuance costs of $17,000	261,352	261	556,445	—	—	556,706
Issuance of common stock from underwritten public offering, net of issuance costs of $2.6 million	13,915,000	13,915	37,710,401	—	—	37,724,316
MidCap Term Loan warrant discount	—	—	74,000	—	—	74,000
Net loss	—	—	—	—	(9,482,676)	(9,482,676)
Other comprehensive loss	—	—	—	(11,339)	—	(11,339)
Balance at June 30, 2018	28,414,524	$28,414	$171,246,278	$(11,339)	$(144,048,737)	$27,214,616

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(9,482,676)	$(11,657,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	778,344	587,466
Accretion of discount on NuvoGen obligation	(6,006)	99,377
Provision for excess inventory	23,533	244,026
Amortization of Growth Term Loan discount and issuance costs	62,951	231,319
Loss on extinguishment of Growth Term Loan	105,064	—
Amortization of QNAH Convertible Note issuance costs	6,727	—
Amortization of MidCap Credit Facility discount and issuance costs	48,092	—
Stock-based compensation expense	1,385,378	814,583
Employee stock purchase plan expense	28,906	29,223
Accretion of incentive from landlord	(71,000)	(71,000)
Accrued interest on available-for-sale securities investments	(187,946)	5,991
Changes in operating assets and liabilities:
Accounts receivable	2,874,274	(173,427)
Inventory	191,836	(19,673)
Prepaid expenses and other	(402,102)	(35,103)
Deferred offering costs	2,953	49,630
Accounts payable	(656,645)	480,025
Accrued liabilities	(1,319,010)	(456,675)
Contract liabilities	(389,172)	278,310
Net cash used in operating activities	(7,006,499)	(9,593,104)
Investing activities
Purchase of property and equipment	(829,186)	(152,339)
Sales, redemptions and maturities of available-for-sale securities	3,300,000	4,300,000
Purchase of available-for-sale securities	(38,079,329)	—
Net cash (used in) provided by investing activities	(35,608,515)	4,147,661
Financing activities
Proceeds from MidCap Credit Facility	7,000,000	—
MidCap Credit Facility lender fees	(422,390)	—
Payments on Growth Term Loan	(1,684,626)	(3,126,629)
Payments for extinguishment of Growth Term Loan	(4,276,988)	—
Proceeds from public offering, net	37,932,290	—
Public offering costs	(207,974)	—
Proceeds from ATM Offering, net	556,706	14,705,770
Payments on NuvoGen obligation	(435,093)	(400,000)
Payments on capital leases	(40,017)	(24,796)
Proceeds from exercise of stock options	69,513	109,786
Taxes paid for net share settlement of restricted stock awards	(133,513)	—
Proceeds from shares purchased under the stock purchase plan	62,862	71,689
Net cash provided by financing activities	38,420,770	11,335,820
Increase (decrease) in cash and cash equivalents	(4,194,244)	5,890,377
Cash and cash equivalents at beginning of period	9,968,600	7,507,659
Cash and cash equivalents at end of period	$5,774,356	$13,398,036
Noncash investing and financing activities
Fixed asset purchases payable and accrued at period end	$2,730	$72,224
Deferred offering costs payable and accrued at period end	—	30,000
Carrying value of demonstration units transferred from property and equipment to inventory	49,245	26,807
Equipment purchased through capital lease	45,896	—
MidCap Term Loan fees and warrant discount	389,000	—
Retirement of treasury stock	—	75,000
Supplemental cash flow information
Cash paid for interest	$202,573	$417,782
Cash paid for taxes	3,545	280

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

The Company operates in one segment and its customers are located primarily in the United States and Europe. For the three and six months ended June 30, 2018 approximately 74% and 76% of the Company’s revenue was generated from sales originated by customers located outside of the United States, compared with 34% and 27% for the three and six months ended June 30, 2017. The increase in sales originated by customers located outside of the United States is primarily the result of collaborative development services revenue generated from the Master Assay Development, Commercialization and Manufacturing Agreement (the “Governing Agreement”) with QIAGEN Manchester Limited (“QML”), a wholly owned subsidiary of QIAGEN N.V. (see Note 16), which accounted for 80% and 77% of sales to customers located outside of the United States for the three and six months ended June 30, 2018, compared to 46% and 33% for the three and six months ended June 30, 2017.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect the accounts of the Company as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The accompanying interim unaudited condensed financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and the results of its operations and cash flows, as of and for the periods presented. The accompanying interim unaudited condensed balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for annual financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These interim unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2018.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Revenue Recognition

The Company adopted the Financial Accounting Standards Board (“FASB”) new revenue standard, Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), on January 1, 2018 using the full retrospective approach. The adoption of this standard did not have a material impact on 2017 or 2016 revenue recognition or on opening equity, as the timing and measurement of revenue recognition for the Company is materially the same under ASC 606 as it was under the prior relevant guidance.

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

Contract Liabilities

Contract liabilities represent cash receipts for products or services to be delivered in future periods, including up-front fees received relating to custom RUO assay design and sample processing services and collaboration development services. When products or services outputs are delivered to customers, contract liabilities are recognized as earned. Up-front fees received for custom RUO assay design or collaborative development services are recognized over time based on the costs incurred to date compared to total expected costs as design or development procedures are completed and outputs are produced.

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

Research and Development Expenses

Research and development expenses represent costs incurred internally for research and development activities and costs incurred externally to fund research activities. The costs include those generated through research and development efforts for the improvement and expansion of the Company’s proprietary technology and product offerings as well as those related to third-party collaborative development agreements, for which related revenue is included in collaborative development services revenue in the accompanying interim unaudited condensed statements of operations. See Note 16 for further discussion of the development costs associated with collaborative development services agreements included in research and development expense as compared to cost of revenue in the accompanying interim unaudited condensed statements of operations.

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

Fair Value of Financial Instruments

The carrying value of financial instruments classified as current assets and current liabilities approximate fair value due to their liquidity and short-term nature. Investments that are classified as available-for-sale are recorded at fair value, which was determined using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. In October 2017, the Company received $3.0 million in gross proceeds from, and issued a subordinated convertible promissory note (the “QNAH Convertible Note”) in that principal amount to, QIAGEN North American Holdings, Inc. (“QNAH”). As of June 30, 2018, the estimated aggregate fair value of the QNAH Convertible Note is approximately $3.4 million. The fair value estimate is based on the note’s discounted cash flows and estimated option value of the conversion terms. The estimated fair value of the QNAH Convertible Note represents a Level 3 measurement. The fair value of the MidCap Term Loan (see Note 8) is also estimated using Level 3 inputs and approximates fair value as the interest rate approximates the market rate for debt securities with similar terms and risk characteristics. The NuvoGen obligation is an obligation relating to an asset purchase transaction with a then-common stockholder of the Company. Although the obligation is considered a financial instrument, the Company is unable to reasonably determine its fair value as the remaining payments due under the obligation will be made at the greater of a minimum fixed quarterly payment or 6% of revenue, causing variability in the timing and amount of payments and the term of the obligation.

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

The Company’s top three customers accounted for 59%, 11% and 5% of the Company’s total revenue for the three months ended June 30, 2018, compared with 16%, 15% and 13% for the three months ended June 30, 2017. The top three customers accounted for 59%, 10% and 5% of the Company’s total revenue for the six months ended June 30, 2018, compared to 16%, 12% and 9% for the six months ended June 30, 2017.

The top two customers accounted for approximately 59% and 15% of the Company’s accounts receivable as of June 30, 2018, compared with approximately 66% and 11% as of December 31, 2017. The largest of these amounts represents accounts receivable relating to statements of work entered into under the Company’s Governing Agreement with QML.

The Company currently relies on a single supplier to supply a subcomponent used in the HTG EdgeSeq processors. A loss of this supplier could significantly delay the delivery of processors, which in turn would materially affect the Company’s ability to generate revenue.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than were required under prior GAAP.

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

The new revenue standard and the standards that amend it were effective for public entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company adopted ASC 606 as of January 1, 2018 using the full retrospective approach. The adoption of ASC 606 did not have a material impact on 2017 revenue recognition or on opening equity, as the timing and measurement of revenue recognition is materially the same for the Company as under ASC 605. The Company has presented additional quantitative and qualitative disclosures regarding identified revenue streams and performance obligations beginning with the first quarter ended March 31, 2018 (see Note 9 and Note 16). The Company has also identified and implemented changes to its business processes and internal controls relating to implementation of the new standard.

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

New Accounting Pronouncements

The following are new FASB ASUs that have not been adopted by the Company as of June 30, 2018, grouped by their respective effective dates:

January 1, 2019

In February 2016, the FASB issued ASU No. 2016-02, Leases, (“ASU 2016-02”). Under this standard, which applies to both lessors and lessees, lessees will be required to recognize all leases (except for short-term leases) as a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and as a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The effect of adoption of this standard on the Company’s financial statements depends on the leases existing at January 1, 2019. Based on the Company’s office and equipment leases currently in place and considering the practical expedients, the Company expects that adoption of ASU 2016‑02 will not have a material effect on its statements of operations, will result in a gross-up on its balance sheets of less than $2.0 million relating to office and equipment leases and will have no effect on its statements of cash flows. The Company will continue to assess the new guidance and its potential applicability, to new agreements that the Company may enter into subsequent to June 30, 2018 through the date of adoption.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting. The standard expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services, simplifying the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. The Company does not believe the adoption of this standard will have a significant impact on its financial statements given the limited number of nonemployee stock-based awards outstanding.

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

Note 3. Inventory

Inventory, net of allowance, consisted of the following as of the dates indicated:

	June 30,	December 31,
	2018	2017
Raw materials	$882,396	$984,328
Work in process	81,237	66,314
Finished goods	101,245	192,021
Total gross inventory	1,064,878	1,242,663
Less inventory allowance	(62,329)	(62,142)
	$1,002,549	$1,180,521

The reserve for shrinkage and excess inventory was $62,329 and $62,142 as of June 30, 2018 and December 31, 2017, respectively. For the three and six months ended June 30, 2018, the Company recorded adjustments in the inventory reserve of $(1,614) and $187, respectively, compared to net decreases of $66,250 and $62,427, respectively, for the three and six months ended June 30, 2017, to adjust for estimated shrinkage and obsolescence. For the three and six months ended June 30, 2018, the Company recorded adjustments to provision for excess inventory of $12,253 and $23,533, respectively. For the three and six months ended June 30, 2017, the Company recorded adjustments to provision for excess inventory of $51,599 and $244,026, respectively. Adjustments in these periods to the allowance for estimated shrinkage, obsolescence and excess inventory have been included in cost of revenue in the accompanying interim unaudited condensed statements of operations.

Note 4. Fair Value Instruments

Financial assets and liabilities measured at fair value are classified in their entirety in the fair value hierarchy based on the lowest level input significant to the fair value measurement. The following table classifies the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017, respectively:

	Balance at June 30, 2018
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$5,525,432	$—	$—	$5,525,432
Investments available-for-sale at fair value
U.S. government obligations	$11,989,585	$—	$—	$11,989,585
Corporate debt securities	$—	$22,966,351	$—	$22,966,351
Total	$17,515,017	$22,966,351	$—	$40,481,368

	Balance at December 31, 2017
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$8,521,054	$—	$—	$8,521,054
Total	$8,521,054	$—	$—	$8,521,054

There are no other financial instruments subject to fair value measurement on a recurring basis. Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and six months ended June 30, 2018 or for the year ended December 31, 2017.

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

Fair values of these assets are based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not adjust any of the valuations received from these third parties with respect to any of its Level 1 or 2 securities for the six-month period ended June 30, 2018 or the year-ended December 31, 2017 and did not have any Level 3 financial assets or liabilities during either of these periods.

Note 5. Available-for-Sale Securities

The Company’s portfolio of available-for-sale securities consists of U.S. Treasuries and high credit quality corporate debt securities. The following is a summary of the Company’s available-for-sale securities at June 30, 2018:

	June 30, 2018
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
U.S. Treasury securities	$11,997,649	$—	$(8,064)	$11,989,585
Corporate debt securities	22,969,626	—	(3,275)	22,966,351
Total available-for-sale securities	$34,967,275	$—	$(11,339)	$34,955,936

The Company had no available-for-sale securities at December 31, 2017.

The net adjustment to unrealized holding gains (losses) on available-for-sale securities, net of tax in other comprehensive income totaled $(188) and $(11,339) for the three and six months ended June 30, 2018, and $736 and $1,090 for the three and six months ended June 30, 2017, respectively.

Contractual maturities of debt investment securities at June 30, 2018 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Under 1 Year	1 to 2 Years	Total
U.S. Treasury securities	$11,989,585	$—	$11,989,585
Corporate debt securities	22,966,351	—	22,966,351
Total available-for-sale securities	$34,955,936	$—	$34,955,936

The following table shows the gross unrealized losses and fair values of the Company’s investments that have unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2018:

	Under 1 Year		1 to 2 Years		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$11,989,585	$(8,064)	$—	$—	$11,989,585	$(8,064)
Corporate debt securities	2,391,305	(3,275)	—	—	2,391,305	(3,275)
Total available-for-sale securities with unrealized losses	$14,380,890	$(11,339)	$—	$—	$14,380,890	$(11,339)

For debt securities, the Company determines whether it intends to sell or if it is more likely than not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. The Company conducts a regular assessment of its debt securities with unrealized losses to determine whether securities have other-than-temporary impairment considering, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, market conditions and whether the Company intends to sell or it is more likely than not that the Company will be required to sell the debt securities. The Company did not have any other-than-temporary impairment in its available-for-sale securities at June 30, 2018 or December 31, 2017.

Note 6. Property and Equipment

Property and equipment, net, consists of the following as of the dates indicated:

	June 30,	December 31,
	2018	2017
Furniture & fixtures	$686,349	$582,007
Leasehold improvements	1,895,216	1,863,698
Equipment used in manufacturing	2,147,331	1,963,558
Equipment used in research & development	1,456,954	1,328,556
Equipment used in the field	130,552	130,552
Software	373,683	373,683
Construction in progress	158,211	255,641
	6,848,296	6,497,695
Less: accumulated depreciation and amortization	(3,959,301)	(3,192,805)
	$2,888,995	$3,304,890

Depreciation and leasehold improvement amortization expense was $422,140 and $778,344 for the three and six months ended June 30, 2018, respectively, and $291,421and $587,466 for the three and six months ended June 30, 2017, respectively.

Note 7. Accrued Liabilities

Accrued liabilities consist of the following as of the dates indicated:

	June 30,	December 31,
	2018	2017
Accrued employee bonuses	$1,365,489	$3,049,109
Payroll and employee benefit accruals	623,713	369,275
Accrued professional fees	112,320	101,150
Accrued interest	107,116	45,544
Other accrued liabilities	219,138	181,708
	$2,427,776	$3,746,786

Note 8. Debt Obligations

Growth Term Loan

Total amortization expense for warrant, final fee and original issuance discounts in connection with the growth capital term loans under the Loan and Security Agreement dated August 22, 2014 between the Company and Oxford Finance, LLC and Silicon Valley Bank (the “Growth Term Loan”) was $0 and $59,969 for the three and six months ended June 30, 2018, respectively, and $103,741 and $220,731 for the three and six months ended June 30, 2017, respectively, and is included in interest expense in the accompanying interim unaudited condensed statements of operations. Deferred financing cost amortization expense relating to the Growth Term Loan was $0 and $2,982 for the three and six months ended June 30, 2018, respectively, and $4,995 and $10,588 for the three and six months ended June 30, 2017, respectively, and is included in interest expense in the accompanying interim unaudited condensed statements of operations. The Company recorded $0 and $58,538 of discounts associated with the Growth Term Loan in the accompanying interim unaudited condensed balance sheets as of June 30, 2018 and December 31, 2017, respectively.

Extinguishment of Growth Term Loan upon MidCap Credit Facility Closing

In March 2018, the Company repaid all principal and interest amounts outstanding under the Growth Term Loan in an aggregate amount equal to approximately $4.3 million, including collateral agent legal fees and prepayment fees. The repayment was funded with net proceeds from the MidCap Credit Facility (see description of the MidCap Credit Facility below). As a result of the repayment, the Company recorded a loss on extinguishment of the Growth Term Loan of $0 for the three months ended June 30, 2018 and $105,064, including remaining unamortized discounts of $67,272 and prepayment and other Growth Term Loan lender fees in the accompanying interim unaudited condensed statements of operations for the six months ended June 30, 2018. All obligations under the Growth Term Loan were terminated upon extinguishment of the Growth Term Loan.

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

MidCap Tranche 1, and if borrowed MidCap Tranche 2, each bear interest at a floating rate equal to 7.25% per annum, plus the greater of (i) 1.25% or (ii) one-month LIBOR. Interest on each term loan advance is due and payable monthly in arrears and was calculated at a rate of 9.340% for interest accrued as of June 30, 2018. Principal on each term loan advance is payable in 36 equal monthly installments beginning April 1, 2020 until paid in full on March 1, 2023. Prepayments of the term loans under the MidCap Term Loan, in whole or in part, will be subject to early termination fees in an amount equal to 3.0% of principal prepaid if prepayment occurs on or prior to the first anniversary of the MidCap Closing Date, 2.0% of principal prepaid if prepayment occurs after the first anniversary of the MidCap Closing Date but on or prior to the second anniversary of the MidCap Closing Date, and 1.0% of principal prepaid if prepayment occurs after the second anniversary of the MidCap Closing Date and prior to or on the third anniversary of the MidCap Closing Date. In connection with execution of the MidCap Term Loan, the Company paid MidCap a $100,000 origination fee.

Upon termination of the MidCap Term Loan, the Company is required to pay an exit fee equal to 4.50% of the principal amount of all term loans advanced to the Company under the MidCap Term Loan.

The MidCap Term Loan also requires that the Company deliver subordination documents with respect to the QNAH Convertible Note, or that the QNAH Convertible Note otherwise be converted or prepaid, on or before June 30, 2018, and requires the Company to deposit approximately $3.3 million into an escrow account by July 15, 2018 if neither of such events occurred by such date. See Note 17 for additional discussion relating to this requirement.

The MidCap Revolving Loan provides a secured revolving credit facility in an aggregate principal amount of up to $2.0 million. The Company may request an increase in the total commitments under the MidCap Revolving Loan by up to an additional $8.0 million, subject to agent and lender approval and the satisfaction of certain conditions. Availability of the revolving credit facility under the MidCap Revolving Loan will be based upon a borrowing base formula and periodic borrowing base certifications valuing certain of the Company’s accounts receivable and inventory, as reduced by certain reserves, if any. Further, although the revolving credit facility was made available following establishment of required lockbox arrangements by the Company in June 2018, there were no amounts outstanding under the MidCap Revolving Loan as of June 30, 2018. The proceeds of any loans under the MidCap Revolving Loan may be used for working capital and general corporate purposes.

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

The MidCap Credit Facility contains customary affirmative covenants and customary negative covenants limiting the Company’s ability and the ability of the Company’s subsidiaries, if any, to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. Commencing with the calendar quarter ending on the later of (a) June 30, 2019 and (b) the last day of the calendar quarter in which MidCap Tranche 2 is funded, the Company must also comply with a financial covenant relating to trailing twelve-month minimum Net Revenue requirements (as defined in the MidCap Credit Facility), tested on a quarterly basis.

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

The Company recognized approximately $729,269 of debt discount associated with the MidCap Term Loan, resulting from fees and debt issuance costs, in the accompanying interim unaudited condensed balance sheets as of June 30, 2018. Amortization of the debt discount associated with the MidCap Term Loan was approximately $41,155 and $43,856 for the three and six months ended June 30, 2018 and was included in interest expense in the accompanying interim unaudited condensed statements of operations. Costs incurred in connection with the issuance of the Midcap Revolving Loan of $75,184 are presented as MidCap revolving loan costs in the accompanying interim unaudited condensed balance sheets as of June 30, 2018. Amortization of deferred MidCap revolving loan costs was $4,013 and $4,236 for the three and six months ended June 30, 2018, respectively, and are included in interest expense in the accompanying interim unaudited condensed statements of operations.

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

Product and Product-related Services Revenue

The Company had product and product-related services revenue consisting of revenue from the sale of instruments and consumables and the use of the HTG EdgeSeq proprietary technology to process samples and design custom RUO assays for the three and six months ended June 30, 2018 and 2017 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Product revenue:
Instruments	$273,509	$148,479	$284,867	$171,058
Consumables	593,100	258,698	845,112	777,263
Total product revenue	866,609	407,177	1,129,979	948,321
Product-related services revenue:
Custom RUO assay development	176,697	304,661	303,724	345,948
Sample processing	980,006	746,507	2,323,155	1,535,245
Total product-related services revenue	1,156,703	1,051,168	2,626,879	1,881,193
Total product and product-related services revenue	$2,023,312	$1,458,345	$3,756,858	$2,829,514

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

Shipping and handling fees charged to the Company’s customers for instruments and consumables shipped are included in the accompanying interim unaudited condensed statements of operations as part of product and product-related services revenue. Shipping and handling costs for sold products shipped to the Company’s customers are included in the accompanying interim unaudited condensed statements of operations as part of cost of revenue.

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

In January 2018, the Company and BMS amended the terms of the parties’ Collaboration Agreement to increase the development fee payable by BMS to the Company for each of the two initial custom RUO assays contemplated by the agreement from a low six-figure range to a mid six-figure dollar amount, and to modify certain custom RUO assay design requirements. With the amendment of the agreement, the Company estimates that the first custom research assay design project initiated under this agreement will be completed before December 31, 2018. See contract liabilities note below for further discussion of the impact of this modification on the Collaboration Agreement.

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

For the three and six months ended June 30, 2018, $70,919 and $132,224, respectively, was recognized under the agreement as product and product-related services revenue in the accompanying interim unaudited condensed statements of operations, compared to $31,250 and $62,500 for the three and six months ended June 30, 2017, respectively. Contract liabilities relating to this agreement of $90,382 and $160,106 were included in the accompanying interim unaudited condensed balance sheets as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, the aggregate amount of the transaction price allocated to the partially unsatisfied performance obligation was $50,000. The Company expects to recognize the revenue for this amount between July 2018 and December 2019 using the same output method that the Company uses for its custom RUO assay design performance obligations with BMS.

Collaborative Development Services Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Collaborative development services	$2,887,454	$302,411	$5,312,560	$302,411

See Note 16 for discussion of collaborative development services contracts with related parties. There was no collaborative development services revenue generated from the Company’s companion diagnostic development services agreements with non-related party customers for the three and six months ended June 30, 2018. This includes the Company’s Master CDx Agreement with Merck KGaA, Darmstadt, Germany, for which there have been no significant modifications or financial events relating to the agreement since the disclosures made by the Company in its Annual Report on Form 10-K, filed with the SEC on March 23, 2018.

The Company earned the first milestone-based payment under the Master CDx Agreement in the second quarter of 2017, resulting in recognition of $25,000 of collaborative development services revenue for the three and six months ended June 30, 2017.

Contract Liabilities

The Company receives up-front payments from customers for custom RUO assay design services, and occasionally for sample processing services. Payments for instrument extended warranty contracts are made in advance as are payments for certain agreed-upon capital purchases required for collaborative development service projects. The Company recognizes such up-front payments as a contract liability. The contract liability is subsequently reduced at the point in time that the data file is delivered for sample processing services or as the Company satisfies its performance obligations over time for RUO assay design, collaborative development and extended warranty services. Contract liabilities of $448,717 and $837,885 were included in contract liabilities – current and other non-current liabilities in the accompanying unaudited condensed balance sheets as of June 30, 2018 and December 31, 2017, respectively.

Changes in the Company’s contract liability were as follows as of the date indicated:

	Product Revenue	Custom RUO Assay Design	Sample Processing	Collaborative Development Services	Total Contract Liability
Balance at January 1, 2018	$39,426	$197,606	$354,911	$245,942	$837,885
Deferral of revenue	90,353	231,500	72,540	70,918	465,311
Recognition of deferred revenue	(91,797)	(301,224)	(262,723)	(198,735)	(854,479)
Balance at June 30, 2018	$37,982	$127,882	$164,728	$118,125	$448,717

Included in recognition of deferred revenue for the three and six months ended June 30, 2018 was a cumulative catch up adjustment of $0 and $30,055, respectively, to custom RUO assay design revenue relating to the January 2018 modification of the Company’s Collaboration Agreement with BMS for custom RUO assay design discussed above.

Note 10. Other Agreements

NuvoGen Obligation

Pursuant to the Company’s asset purchase agreement with NuvoGen Research, LLC (“NuvoGen”), as amended, the Company is obligated to pay NuvoGen the greater of $400,000 or 6% of annual revenue until the obligation is paid in full. Although an amendment to the agreement allowed for deferral of any revenue-based payments through December 31, 2017, no revenue-based payments were deferred. In addition to fixed quarterly payments of $100,000, revenue-based payments of $194,646 and $85,574 were payable as of June 30, 2018 and December 31, 2017, respectively. There have been no significant modifications to the terms and conditions of the Company’s NuvoGen obligation since the disclosures made in the Company’s Annual Report on Form 10-K, filed with the SEC on March 23, 2018.

The minimum remaining payments due to NuvoGen at June 30, 2018, including $194,646 of additional revenue-based payments payable as of June 30, 2018, are as follows for each fiscal year, although actual payments could be significantly more than provided in the table, to the extent that 6% of the Company’s annual revenue exceeds $400,000:

2018	$394,646
2019	400,000
2020	400,000
2021	400,000
2022	400,000
2023 and beyond	5,469,004
Total NuvoGen obligation payments	7,463,650
Plus interest accretion	112,606
Total NuvoGen obligation, net	$7,576,256

Illumina, Inc. Agreement

In June 2017, the Company entered into an Amended and Restated Development and Component Supply Agreement with Illumina, Inc. (“Illumina”), effective May 31, 2017 (“Restated Agreement”), which amended and restated the parties’ IVD Test Development and Component Supply Agreement entered into in October 2014 (“Original Agreement”). The Restated Agreement provides for the development and worldwide commercialization by the Company of nuclease-protection-based RNA or DNA profiling tests (“IVD test kits”) for use with Illumina’s MiSeqDx sequencer in the field of diagnostic oncology testing in humans (“Field”).

The Company submitted a development plan for an IVD test kit to Illumina, resulting in a required payment to Illumina of $50,000 for the three and six months ended June 30, 2017. There have been no financial events relating to the Restated Agreement for the three and six months ended June 30, 2018.

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

The following table provides the numerator and denominator used in computing basic and diluted net loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(4,102,729)	$(5,840,902)	$(9,482,676)	$(11,657,176)
Denominator:
Weighted-average shares outstanding-basic and diluted	28,375,379	9,769,322	26,549,895	8,875,177
Net loss per share, basic and diluted	$(0.14)	$(0.60)	$(0.36)	$(1.31)

The following outstanding securities were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Six Months Ended June 30,
	2018	2017
Options to purchase common stock	1,693,575	1,436,978
Common stock warrants	237,846	219,723
Restricted stock units	26,666	208,999
QNAH convertible note	766,381	—

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

The following table shows the common stock warrants outstanding as of June 30, 2018:

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

Prior to termination of the Sales Agreement, the Company sold 5,733,314 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of approximately $21.1 million, including 0.3 million shares of common stock sold for gross proceeds of $0.6 million during the first quarter ended March 31, 2018. After $0.6 million of sales commissions and $0.2 million of other offering expenses paid by the Company in connection with the ATM Offering, the Company’s aggregate net proceeds from the ATM Offering were approximately $20.2 million. Sales commissions and offering expenses have been recorded as a reduction of proceeds received in arriving at the amount recorded in additional paid-in capital in the accompanying interim unaudited condensed balance sheets as of June 30, 2018 and December 31, 2017.

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

Stock-based Compensation

A summary of the Company’s stock option activity for the six months ended June 30, 2018 is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2017	1,517,771	$2.97	7.5	$67,242
Granted	272,500	3.38
Exercised	(33,651)	2.07		$51,816
Forfeited	(23,190)	3.60
Expired/Cancelled	(39,855)	6.83
Balance at June 30, 2018	1,693,575	$2.95	7.4	$1,262,339
Exercisable at June 30, 2018	1,163,017	$2.89	6.6	$1,061,522

As of June 30, 2018, there was total unrecognized compensation expense of $937,490 related to unvested stock options, which the Company expects to recognize over a weighted-average period of approximately 2.98 years.

In June 2018, in connection with the retirement of two employees, the vesting of stock options covering 46,613 shares of common stock was accelerated, and the post-termination exercise period for the employees’ options were extended to a one year period from the termination date. As a result of this modification, the Company recorded incremental stock-based compensation expense of approximately $79,400 for the three and six months ended June 30, 2018.

A summary of restricted stock unit (“RSU”) activity for the six months ended June 30, 2018 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2017	26,666	$2.78
Granted	269,551	3.82
Vested	(269,551)	3.76
Balance at June 30, 2018	26,666	$3.34

Unrecognized compensation expense related to the remaining unvested RSUs was $70,313 at June 30, 2018, which the Company expects to recognize over a weighted-average remaining service period of 2.56 years.

Stock-based compensation expense recorded in the accompanying interim unaudited condensed statements of operations for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Selling, general and administrative	$173,666	$294,591	$1,275,658	$574,174
Research and development	49,189	93,103	80,098	181,464
Cost of revenue	19,065	30,243	29,622	58,945
	$241,920	$417,937	$1,385,378	$814,583

Stock-based compensation expense for the three and six months ended June 30, 2018 included $1.0 million of selling, general and administrative compensation expense relating to the issuance of 259,551 shares under restricted stock units (“RSUs”) granted to the Company’s executive officers in January 2018 at a grant date fair value of $3.84 per share. The RSUs vested in full on January 29, 2018.

Note 14. Commitments and Contingencies

Compensation Agreements

In September 2017, the Company entered into an arrangement with certain of its non-executive officer employees to provide for retention bonus payments to those eligible employees providing continuing service to the Company through July 31, 2018 and December 31, 2018, with one half of the retention bonus commitment payable at each of these dates. Compensation expense of $244,588 and $472,813 has been included in the accompanying interim unaudited condensed statements of operations for the three and six months ended June 30, 2018, respectively. Retention bonus accrual is included in accrued liabilities in the accompanying interim unaudited condensed balance sheets as of June 30, 2018. The remaining retention bonuses will be accrued on a straight-line basis through December 31, 2018. No forfeiture rate has been estimated. Forfeitures will be recognized as they occur.

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

The Company’s remaining minimum real estate lease payments before common area maintenance charges for each fiscal year as of June 30, 2018 are as follows:

2018	$256,166
2019	514,977
2020	517,457
2021	43,139
$1,331,739

As of June 30, 2018, the Company also has remaining capital lease commitments consisting of approximately $88,700 for computer equipment varying in length from 36 to 48 months that has not been included in the minimum lease payments schedule above.

Product Warranty

The following is a summary of the Company’s general product warranty reserve for the periods indicated:

	Six Months Ended June 30,
	2018	2017
Beginning balance	$37,156	$50,426
Cost of warranty claims	(2,358)	(4,296)
Increase (decrease) in warranty reserve	24,857	(14,817)
Ending balance	$59,655	$31,313

Warranty reserve is included in accrued liabilities in the accompanying interim unaudited condensed balance sheets as of June 30, 2018 and December 31, 2017. Expense relating to the recording of this reserve is recorded in cost of revenue within the accompanying interim unaudited condensed statements of operations.

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

The Company applies a two-step approach to recognizing and measuring uncertain tax positions. The Company evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained in a court of last resort. The term “more likely than not” means a likelihood of more than 50 percent. Otherwise, the Company may not recognize any of the potential tax benefit associated with the position. The Company recognizes a benefit for a tax position that meets the more likely than not criterion at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon its effective resolution. Unrecognized tax benefits involve management’s judgment regarding the likelihood of the benefit being sustained. The final resolution of uncertain tax positions could result in adjustments to recorded amounts and may affect the Company’s results of operations, financial position and cash flows. The Company has not identified any uncertain tax positions at June 30, 2018 or December 31, 2017.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at June 30, 2018 and December 31, 2017, respectively, and has not recognized interest or penalties of significance during the three months ended June 30, 2018 and 2017, respectively, since there are no material unrecognized tax benefits. The Company has not made or had payments due for income taxes for the periods ended June 30, 2018 or December 31, 2017, other than state minimum taxes. Management believes no material change to the amount of unrecognized tax benefits will occur within the next 12 months.

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

The Company has determined that SOW One, SOW Two and SOW Three (each defined below) are collaborative arrangements and that QML meets the definition of a customer under ASC 606. Additionally, each SOW is a separate contract with a single performance obligation to provide development services. Under each SOW, QML pays the Company a monthly fee for development work performed by the Company and its subcontractors (collectively, the “Monthly Fee”). The Monthly Fee is based on the employee and materials costs incurred during the month, which is subject to significant variability from period to period and unknown until the costs are incurred. Therefore, the Monthly Fee, which is based on use of hours and costs as a measure of progress, is included in the transaction price and recognized as revenue over time when the costs are incurred and the Monthly Fee is billed to QML. It is at this time that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company and QML also will share any net profits resulting from performance of the development work as determined pursuant to the Governing Agreement. Such profit sharing payment(s) is deemed to be variable consideration using the expected value method and is included in the transaction price upon completion of the respective SOW deliverables, acceptance of corresponding deliverables, and the mutual agreement by QML and the Company on the calculation of net profit, which is when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

Because each SOW has an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations for each SOW.

Statement of Work No. One

In June 2017, the Company and QML entered into the first statement of work under the Governing Agreement, which has been twice amended in December 2017 and March 2018 (collectively, “SOW One”). SOW One addressed the activities of the Company and QML in support of the development and potential commercialization of a next generation sequencing-based companion diagnostic assay that was the subject of a sponsor project agreement between QML and a biopharmaceutical company (“Pharma One”). In May 2018, SOW One was terminated by QML as a result of Pharma One’s termination of the development project. The Company has discontinued development activities related to the project following wind down activities completed in the second quarter of 2018.

Revenue of $1,078,418 and $2,397,136, including SOW One Monthly Fees and $0 and $99,394 of SOW One profit sharing payments has been included in collaborative development services revenue in the accompanying interim unaudited condensed statements of operations for the three and six months ended June 30, 2018, respectively, compared to $277,400, including only SOW One Monthly Fees, for both the three and six months ended June 30, 2017. Accounts receivable relating to SOW One of $429,019 and $2,429,152 remained in the accompanying interim unaudited condensed balance sheets as of June 30, 2018 and December 31, 2017, respectively. Costs relating to development activities conducted by the Company pursuant to SOW One of $669,994 and $1,716,115 have been included in research and development expense in the accompanying interim unaudited condensed statements of operations for the three and six months ended June 30, 2018, respectively, compared to $222,200 for both the three and six months ended June 30, 2017.

Statement of Work No. Two

In October 2017, the Company and QML entered into the second statement of work under the Governing Agreement (“SOW Two”). SOW Two was made effective as of June 2, 2017 (“Onset Date”). SOW Two addresses development activities conducted by the Company and QML since the Onset Date and those expected to be further conducted by parties in connection with a sponsor project agreement, dated June 2, 2017, between QML and BMS (the “BMS/QML SPA”). See Note 17 for further discussion of SOW Two.

Revenue of $869,827 and $1,480,818, including SOW Two Monthly Fees and $0 and $386,369 of SOW Two profit sharing payments, have been included in collaborative development services revenue in the accompanying interim unaudited condensed statements of operations for the three and six months ended June 30, 2018, respectively. Accounts receivable relating to SOW Two of $729,448 and $1,796,157 remained in the accompanying interim unaudited condensed balance sheets as of June 30, 2018 and December 31, 2017, respectively. Costs relating to development activities conducted by the Company pursuant to SOW Two of $420,876 and $764,142 have been included in research and development expense in the accompanying interim unaudited condensed statements of operations for the three and six months ended June 30, 2018, respectively. No costs or revenue relating to SOW Two were included in the accompanying interim unaudited condensed statements of operations for the three and six months ended June 30, 2017 as SOW Two was not established until October 2017.

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

Revenue of $939,209 and $1,434,606, including SOW Three Monthly Fees and $0 and $146,491, respectively, relating to SOW Three profit sharing payments, have been included in collaborative development services revenue in the accompanying interim unaudited condensed statements of operations for the three and six months ended June 30, 2018, respectively. Accounts receivable relating to SOW Three of $879,526 and $0 remained in the accompanying interim unaudited condensed balance sheets as of June 30, 2018 and December 31, 2017, respectively. Costs relating to development activities conducted by the Company pursuant to SOW Three of $627,709 and $854,564 have been included in research and development expense in the accompanying interim unaudited condensed statements of operations for the three and six months ended June 30, 2018, respectively. No costs or revenue relating to SOW Three were included in the accompanying interim unaudited condensed statements of operations for the three and six months ended June 30, 2017 as SOW Three was not established until January 2018.

QNAH Convertible Note Agreement

In October 2017, the Company issued a subordinated convertible promissory note to QNAH in the principal amount of $3.0 million against receipt of cash proceeds equal to such principal amount. There have been no significant modifications or financial events relating to QNAH Convertible Note since disclosures made by the Company in its Annual Report on Form 10-K, filed with the SEC on March 23, 2018 other than the initiation of an escrow account relating to this note in July 2018 (see Note 17).

The Company has recognized $32,513 and $39,240 of unamortized deferred financing costs incurred in connection with the issuance of the note under the QNAH Convertible Note in the accompanying interim unaudited condensed balance sheets as of June 30, 2018 and December 31, 2017, respectively. Amortization of the QNAH Convertible Note deferred financing costs was $3,364 and $6,727 for the three and six months ended June 30, 2018, respectively. Interest accrued on the QNAH Convertible Note during the three and six months ended June 30, 2018 was $22,438 and $44,630, respectively. Both amounts are included in interest expense in the accompanying interim unaudited statements of operations for the three and six months ended June 30, 2018. There was no interest accrual or deferred financing cost amortization relating to the QNAH Convertible Note for the three and six months ended June 30, 2017.

Note 17. Subsequent Events

MidCap Term Loan Escrow

The MidCap Term Loan (see Note 8) required that the Company deliver subordination documents with respect to the QNAH Convertible Note, or that the QNAH Convertible Note otherwise be converted or prepaid, on or before June 30, 2018, and required the Company to deposit approximately $3.3 million into an escrow account by July 15, 2018 if neither of such events occurred by such date. As neither of these events occurred prior to June 30, 2018, the Company deposited approximately $3.3 million into an escrow account on July 11, 2018. Such escrowed funds will be released to the Company upon subsequent delivery of the requisite subordination documents or conversion of the QNAH Convertible Note. If neither delivery of the subordination documents or conversion of the QNAH Convertible Note occurs, such funds will be applied by the escrow agent to repay in full the QNAH Convertible Note at maturity (or in connection with a prepayment at the direction of the Company), subject to (i) the Company having drawn MidCap Tranche 2, (ii) the Company having unrestricted cash and cash equivalents held in a deposit or securities account subject to a control agreement in favor of the Agent in a minimum amount of $20.0 million and (iii) there being no default under the MidCap Credit Facility.

Statement of Work No. Two Amendment

On August 8, 2018, the Company and QML entered into an amendment to SOW Two (see Note 16), effective as of July 2, 2018, which relates to a project for which HTG and QML are performing collaborative development services for what is expected to be a multi-stage project leading to the potential development and commercialization of an NGS-based companion diagnostic assay in support of one or more of BMS’ therapeutic development and commercialization programs. Initial-phase investigational use only (“IUO”) development activities under SOW Two have been completed and the amendment of SOW Two relates to the next phase, which includes the use of the IUO assay developed in the initial-phase in a retrospective clinical trial. Successful completion of the next phase activities could lead to the use of the assay in subsequent clinical trials and potential companion diagnostic development.

The next phase activities expected to be performed by the Company and QML under the first amendment to SOW Two are expected to be completed within the third quarter of 2018. QML will pay the Company approximately $0.5 million for work to be performed under this amendment, including project management, clinical affairs support and oversight of clinical trial by the Company and its subcontractors. In addition, the Company and QML will share in any net profits (as determined under the Governing Agreement) generated by this next phase work.

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

As part of our business model, we seek to leverage key business drivers in molecular profiling, including the acceleration of precision medicine, the migration of molecular testing to NGS-based applications, the movement to smaller and less invasive biopsies, the need for greater diagnostic sensitivity, the need to conform to challenging healthcare economics and the need for automation and an easily deployable workflow. Our products include instrumentation (or platforms), consumables, including assay kits, and software analytics that, as an integrated system, automate sample processing and can quickly, robustly and simultaneously profile tens, hundreds or thousands of molecular targets from samples a fraction of the size required by many prevailing technologies. Our objective is to establish our solutions as the standard in molecular profiling, and to make their benefits accessible to all molecular labs from research to the clinic. We believe that our target customers desire high quality molecular profiling information in a multiplexed panel format from increasingly smaller and less invasive samples, with the ability to test and analyze such information locally to minimize turnaround time and cost.

In 2014, we launched our HTG EdgeSeq technology, which generates a molecular profiling library for detection of RNA using NGS. Our HTG EdgeSeq assays are automated on our HTG EdgeSeq platform. Our innovative platform and menu of molecular profiling panels is being utilized by a wide range of customers including biopharmaceutical companies, academic institutions and molecular labs to simultaneously analyze a comprehensive set of molecular information from valuable clinical samples and improve the lab’s workflow efficiency. Customers can also obtain the advantages of our proprietary technologies by engaging our VERI/O laboratory for sample processing, custom assay development and other pre-clinical activity in support of companion diagnostic programs. We currently market several proprietary molecular profiling panels that address the needs of customers in translational research, biomarker development and potentially companion diagnostics. In addition, we have a focused development pipeline that includes planned panels for translational research, drug development and molecular diagnostics. Our product strategy is to develop a suite of profiling panels with initial focus in immuno-oncology and next generation pathology.

We have two primary sources of revenue: revenue from research use only (“RUO”) profiling for biopharmaceutical companies, academic research centers and molecular testing laboratories; and revenue from collaborative development services for companion diagnostic development programs for biopharmaceutical companies. RUO profiling revenue includes customer purchases of our HTG EdgeSeq instrument and related RUO assay kits, and the use of our HTG EdgeSeq instrument and RUO assay kits to process samples on the customer’s behalf in our VERI/O laboratory. Collaborative development revenue relates to services performed primarily for biopharmaceutical companies pursuant to our Master Assay Development, Commercialization and

Manufacturing Agreement (“Governing Agreement”) with QIAGEN Manchester Limited (“QML”), a wholly owned subsidiary of QIAGEN N.V. Under the Governing Agreement, our HTG EdgeSeq proprietary technology is utilized to develop, seek regulatory approval for and commercialize companion diagnostic assays for biopharmaceutical drug candidates and corresponding therapeutics. A developing third category of revenue is the sale of our regulated diagnostic products into clinical molecular labs. Our first products are in early stage commercialization in Europe but not yet providing meaningful revenue.

We have incurred significant losses since our inception, and we have never been profitable. We incurred net losses of $4.1 million and $9.5 million for the three and six months ended June 30, 2018, respectively, and $5.8 million and $11.7 million for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, we had an accumulated deficit of approximately $144.0 million. As of June 30, 2018, we had available cash and cash equivalents totaling approximately $5.8 million, investments in short-term corporate and government debt securities totaling $35.0 million and had current liabilities of approximately $4.9 million, plus an additional $16.9 million in long-term liabilities primarily attributable to our MidCap Term Loan, QNAH Convertible Note and NuvoGen obligations.

Results of Operations

Comparison of the three months ended June 30, 2018 and 2017

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
Revenue:
Product and product-related services	$2,023,312	$1,458,345	$564,967	39%	$3,756,858	$2,829,514	$927,344	33%
Collaborative development services	2,887,454	302,411	2,585,043	855%	5,312,560	302,411	5,010,149	1657%
Total revenue	4,910,766	1,760,756	3,150,010	179%	9,069,418	3,131,925	5,937,493	190%
Cost of revenue	1,450,682	1,236,904	213,778	17%	2,587,745	2,532,206	55,539	2%
Gross margin	3,460,084	523,852	2,936,232	561%	6,481,673	599,719	5,881,954	981%
Gross margin percentage	70%	30%			71%	19%
Operating expenses:
Selling, general and administrative	4,764,751	4,413,437	351,314	8%	10,422,583	8,651,904	1,770,679	20%
Research and development	2,758,984	1,618,889	1,140,095	70%	5,348,270	2,885,952	2,462,318	85%
Total operating expenses	7,523,735	6,032,326	1,491,409	25%	15,770,853	11,537,856	4,232,997	37%
Operating loss	(4,063,651)	(5,508,474)	1,444,823	(26%)	(9,289,180)	(10,938,137)	1,648,957	(15%)
Loss on settlement of Growth Term Loan	—	—	—	0%	(105,064)	—	(105,064)	0%
Other expense, net	(35,533)	(332,428)	296,895	(89%)	(84,887)	(718,759)	633,872	(88%)
Net loss before income taxes	$(4,099,184)	$(5,840,902)	$1,741,718	(30%)	$(9,479,131)	$(11,656,896)	$2,177,765	(19%)

Revenue

We generate revenue from two primary sources: revenue from RUO profiling for biopharmaceutical companies, academic research centers and molecular testing laboratories; and revenue from collaborative development services for biopharmaceutical companies under our clinical trial and companion diagnostic development programs.

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

In June 2017, we began generating revenue from collaborative development services relating to our Governing Agreement with QML with the initiation of SOW One. SOW Two was subsequently entered into in October 2017 and SOW Three was entered into in January 2018. Under these agreements, we and QML have combined our technological and commercial strengths to offer biopharmaceutical companies a complete NGS-based solution for the development, manufacture and commercialization of companion diagnostic assays in support of and in conjunction with, biopharmaceutical companies’ drug development programs.

Total revenue for the three months ended June 30, 2018, increased by 179% to $4.9 million compared with $1.8 million for the three months ended June 30, 2017. Total revenue for the six months ended June 30, 2018, increased by 190% to $9.1 million compared with $3.1 million for the six months ended June 30, 2017. The increase in total revenue for the three and six months ended June 30, 2018 compared with the same period in the prior year was primarily the result of revenue generated from collaborative development services relating to our Governing Agreement with QML.

Product and product-related services revenue

      Product and product-related services revenue from the sale of our HTG EdgeSeq instrument and RUO consumables and from custom RUO assay design and sample processing services performed for customers in our VERI/O laboratory using our proprietary RUO technology was $2.0 million and $3.8 million for the three and six months ended June 30, 2018, respectively, compared with $1.5 million and $2.8 million for the three and six months ended June 30, 2017, respectively, and comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Product revenue:
Instruments	$273,509	$148,479	$284,867	$171,058
Consumables	593,100	258,698	845,112	777,263
Total product revenue	866,609	407,177	1,129,979	948,321
Product-related services revenue:
Custom RUO assay development	176,697	582,072	303,724	623,359
Sample processing	980,006	469,096	2,323,155	1,257,834
Total product-related services revenue	1,156,703	1,051,168	2,626,879	1,881,193
Total product and product-related services revenue	$2,023,312	$1,458,345	$3,756,858	$2,829,514

Product revenue was $0.9 million and $1.1 million for the three and six months ended June 30, 2018, respectively, compared to $0.4 million and $0.9 million for the three and six months ended June 30, 2017, respectively, and was driven primarily from the sale of RUO assay kits in both periods. This increase in consumables sales reflects a growing customer base outside of the United States as well as targeted marketing efforts into larger U.S.-based research institutions where adoption of our technology continues to expand.

Service revenue, consisting of custom RUO assay design and sample processing using our HTG EdgeSeq instrument and consumables, was $1.2 million and $2.6 million for the three and six months ended June 30, 2018, respectively, compared to $1.1 million and $1.9 million for the three and six months ended June 30, 2017, respectively. The increase in service revenue reflects our success in growing the number of biopharmaceutical company customers who have chosen our proprietary technologies for use in their translational research and drug development programs and who prefer to gain access to our technology through purchase of our services. This increase also reflects increased consumption of our RUO assay kits used in the processing of samples in our VERI/O laboratory. We expect our revenue mix to continue to contain a higher portion of biopharmaceutical service revenue in the near term until we enter the commercial clinical diagnostic market.

Collaborative development services revenue

Collaborative development services revenue includes services performed on biopharmaceutical company clinical trial and companion diagnostic development programs using our HTG EdgeSeq proprietary technology to develop, seek regulatory approval for and potentially commercialize clinical diagnostic assays for biopharmaceutical company drug candidates and corresponding therapeutics. Collaborative development services revenue, consisting of services performed for three large biopharmaceutical companies pursuant to SOW One, SOW Two and SOW Three under our Governing Agreement with QML, was approximately $2.9 million and $5.3 million or 59% and 59% of our revenue for the three and six months ended June 30, 2018, respectively, which included approximately $485,763 in profit sharing payments. Collaborative development services revenue for both the three and six months ended June 30, 2017 was $0.3 million as SOW One was not initiated until June 2017. The amount or timing of work that we perform, the timing and number of development deliverables and the timing and amount of any profit sharing payment under these agreements is expected to continue to result in significant variability in the timing and amount of revenue recognized from one fiscal period or quarter to the next.

Cost of revenue

Cost of revenue includes the aggregate costs incurred in manufacturing, delivering, installing and servicing instruments and consumables, as well as costs incurred for services performed for customers in our VERI/O laboratory. Cost of revenue increased by $214,000, or 17%, and $55,539 or 2% for the three and six months ended June 30, 2018 compared with the three and six months ended June 30, 2017, respectively, resulting in the improvement of gross margin to 70% and 71% for the three and six months ended June 30, 2018, respectively, compared with 30% and 19% for the three and six months ended June 30, 2017, respectively. This gross margin improvement is primarily attributable to the collaborative development services performed under our Governing Agreement with QML, the revenue from which is reflected in collaborative development services revenue, and development costs from which are included in research and development expense in the accompanying interim unaudited condensed statements of operations. Additional gross margin improvement is attributable to the overall increase in product and product-related services revenue which has allowed for further absorption of our fixed operating expenses incurred in the expansion of our VERI/O laboratory staffing and buildout of our manufacturing facilities to accommodate the anticipated increase in demand for our products and services when compared to prior periods.

Selling, general and administrative expenses

Selling, general and administrative expenses were $4.8 million and $10.4 million for the three and six months ended June 30, 2018, respectively, compared to $4.4 million and $8.7 million for the three and six months ended June 30, 2017, respectively. The increase in our selling, general and administrative expenses for the three and six months ended June 30, 2018 compared to the same periods in 2017 are primarily due to compensation expenses including the granting and issuance of 259,551 shares of annual executive officer RSUs at a grant date fair value of $3.84 per share, resulting in approximately $1.0 million of additional non-cash, stock-based compensation expense for the three and six months ended June 30, 2018.

Research and development expenses

Research and development expense was $2.8 million and $5.3 million for the three and six months ended June 30, 2018, respectively, compared to $1.6 million and $2.9 million for the three and six months ended June 30, 2017, respectively. The increase in research and development expenses for the three and six months ended June 30, 2018 compared to the same periods in 2017 is primarily due to collaborative development services provided under our Governing Agreement with QML, for which costs incurred are included in research and development expense in the accompanying interim unaudited condensed statements of operations as our collaborative development services projects are accounted for under the FASB’s guidance for collaborative arrangements.

Cash Flows for the three and six months ended June 30, 2018 and 2017

 The following table summarizes the primary sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$(7,006,499)	$(9,593,104)
Investing activities	(35,608,515)	4,147,661
Financing activities	38,420,770	11,335,820
Increase (decrease) in cash and cash equivalents	$(4,194,244)	$5,890,377

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2018 totaled $7.0 million and reflected (i) a net loss of $9.5 million; (ii) net non-cash items of $2.2 million, consisting primarily of stock-based compensation of $1.4 million, and depreciation and amortization of $0.8 million; and (iii) a net cash inflow from changes in balances of operating assets and liabilities of $0.3 million. A decrease in accounts receivable primarily relating to the collection of profit sharing amounts receivable at year end relating to our collaborative development services programs, partially offset by a decrease in accrued liabilities and the payment of annual performance-based bonuses in the first quarter of 2018, reflect the primary items comprising the changes in balances of operating assets and liabilities.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 totaled $35.6 million and was comprised primarily of purchases of available-for-sale securities of $38.1 million with proceeds received from our underwritten public offering in January 2018, partially offset by the maturity of $3.3 million in available-for-sale securities and the purchase of tooling used in manufacturing and other fixed assets during the period.

Net cash provided by investing activities for the six months ended June 30, 2017 totaled $4.1 million and was comprised primarily of proceeds from maturities of available-for-sale securities of $4.3 million during the period.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 totaled $38.4 million and consisted primarily of $37.7 million in net proceeds from our underwritten public offering in January 2018 and $6.6 million in net proceeds from our MidCap Term Loan in March 2018, partially offset by $6.0 million and $0.4 million in payments on our Growth Term Loan and outstanding NuvoGen obligation, respectively.

Net cash provided by financing activities for the six months ended June 30, 2017 totaled $11.3 million and consisted primarily of $14.7 million in net proceeds from our ATM Offering, offset by $3.1 million and $0.4 million in payments on our outstanding Growth Term Loan and NuvoGen obligations, respectively.

Liquidity and Capital Resources

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock, the incurrence of debt and cash received from product sales, services revenue and other income. As of June 30, 2018, we had $40.7 million in cash, cash equivalents and investments in short-term available-for-sale securities, and $17.3 million of debt outstanding on our MidCap Term Loan, NuvoGen, capital lease and QNAH Convertible Note obligations.

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

The MidCap Revolving Loan provides a secured revolving credit facility in an aggregate principal amount of up to $2.0 million. We may request an increase in the total commitments under the MidCap Revolving Loan by up to an additional $8.0 million, subject to agent and lender approval and the satisfaction of certain conditions. Availability of the revolving credit facility under the MidCap Revolving Loan will be based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable and inventory, as reduced by certain reserves, if any. Though the MidCap Revolving Loan was made available upon the Company’s establishment of certain lockbox arrangements in June 2018, there were no amounts outstanding under the Midcap Revolving Loan as of June 30, 2018. The proceeds of any loans under the MidCap Revolving Loan may be used for working capital and general corporate purposes.

Funding Requirements

We have had recurring operating losses and negative cash flows from operations since our inception and have an accumulated deficit of approximately $144.0 million as of June 30, 2018. As of June 30, 2018, we had cash, cash equivalents and investments in short-term available-for-sale securities of approximately $40.7 million and had current liabilities of approximately $4.9 million, plus an additional $16.9 million in long-term liabilities primarily attributable to our MidCap Term Loan, NuvoGen, and QNAH Convertible Note obligations. We believe that our existing resources will be sufficient to fund our planned operations for at least the next 12 months from the issuance of these interim unaudited condensed financial statements. However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2018:

	Payments due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Debt obligations (1)	$18,030,897	$594,646	$9,702,247	$3,265,000	$4,469,004
Operating lease obligations (2)	1,364,842	528,492	836,350	—	—
Capital lease obligations (3)	88,700	57,164	31,536	—	—
Total contractual obligations	$19,484,439	$1,180,302	$10,570,133	$3,265,000	$4,469,004

(1)

Our debt obligations include amounts due to NuvoGen under an asset purchase agreement including 2.5% interest on the remaining obligation. We have an annual obligation to pay the greater of $400,000 or 6% of sales toward the NuvoGen obligation balance until the obligation is paid in full. The table reflects remaining minimum principal payments due to NuvoGen on the remaining obligation at June 30, 2018, although actual payments could be significantly more than provided in the table to the extent that 6% of revenue exceeds $400,000. Our debt obligations further include our contractual obligations pursuant to the $7.0 million MidCap Term Loan borrowed in 2018, including contractual interest payments and a final premium fee relating to this loan. Additional amounts may be due and payable in future periods as the MidCap Revolving Loan is activated and if we meet the requirements for the second tranche of the MidCap Term Loan funding and determine that it is in our best interest to draw on those funds prior to September 30, 2019. Refer to Note 8 of our interim unaudited condensed financial statements for payments due under the MidCap Term Loan. The QNAH Convertible Note is also included in our debt obligations as of June 30, 2018. The table reflects the principal balance on the QNAH Convertible Note of $3,000,000 and interest at 3.0% per annum assuming that the balance will be paid upon maturity in October 2020 and not converted by QNAH into shares of our common stock prior to maturity.

(2)	Our operating lease obligations consist of the leases for our laboratory and office facilities in Tucson, AZ expiring in 2021, as well as office copier leases.
(3)	Our capital lease obligations consist of several computer equipment leases which were entered into on various dates between December 2012 and March 2018.

Off-Balance Sheet Arrangements

Through June 30, 2018, we have not entered into any off-balance sheet arrangements as defined by applicable SEC regulations.

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

There were no changes in our critical accounting policies and estimates during the three months ended June 30, 2018 from those set forth in “Critical Accounting Policies and Significant Judgments and Estimates” in our December 31, 2017 Annual Report on Form 10-K filed with the SEC on March 23, 2018 other than the adoption of the following new accounting pronouncements in the first quarter of 2018:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than were required under previous GAAP.

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

The new revenue standard and the standards that amend it were effective for public entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company adopted ASC 606 using the full retrospective approach, which did not have an effect on 2017 revenue recognition and did not have a cumulative effect on opening equity, as the timing and measurement of revenue recognition is materially the same as under ASC 605. The Company has presented additional quantitative and qualitative disclosures regarding identified revenue streams and performance obligations for the first quarter ended June 30, 2018 (see Note 9 and Note 15). The Company has also identified and implemented changes to its business processes and internal controls relating to implementation of the new standard. For contracts where the period between when the Company transfers a promised good or service to the customer and when the customer pays is one year or less, the Company has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $5.8 million at June 30, 2018, which primarily consist of U.S. Government money market funds. These funds have lower risk than traditional money market funds and are subject to fewer withdrawal penalties and limitations. Still, such interest-bearing instruments carry some degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates relating to these investments. We had $35.0 million in short-term available-for-sale securities at June 30, 2018. Our investments in short-term available-for-sale securities are at some risk for losses from possible volatility in the market. However, our investments are in a low risk portfolio comprised of U.S. Treasuries and high credit quality corporate debt securities which have an average credit rating of AA. We do not anticipate exposure to significant market risk relating to our available-for-sale securities based upon our conservative investment policy. A hypothetical 10% change in the interest rates affecting our cash, cash equivalents and short-term available-for-sale securities at June 30, 2018 would not have had a material impact on the value of our cash, cash equivalents and short-term available-for-sale securities at June 30, 2018.

Our MidCap Term Loan is variable interest rate debt for which $7.0 million was outstanding relating to the MidCap Term Loan at June 30, 2018. The MidCap Term Loan bears interest at a floating rate equal to 7.25% per annum, plus the greater of (i) 1.25% or (ii) one-month LIBOR. A hypothetical 10% change in the LIBOR rate at June 30, 2018 would not have had a material impact on our debt-related interest obligations.

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

As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risks Related to our Business and Strategy

We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.*

We have incurred losses since our inception and expect to incur losses in the future. We incurred net losses of $4.1 million and $9.5 million for the three and six months ended June 30, 2018, respectively, compared to net losses of $5.8 million and $11.7 million for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $144.0 million. We expect that our losses will continue for the foreseeable future as we will be required to invest significant additional funds to support product development, including development of our next generation instrument platforms, development of our new HTG EdgeSeq panels, including our initial U.S. IVD assay, development of assays pursuant to our Governing Agreement with QML, and the commercialization of our HTG EdgeSeq system and proprietary consumables. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products and services. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products and services, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

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

We intend to develop a new version of our HTG EdgeSeq system that is expected to target the lower-volume throughput lab market by enabling efficient molecular profiling of smaller quantity batches of samples. In the third quarter of 2016, we suspended the development of the Project JANUS program. If we are unable to resume or successfully develop this new version of our HTG EdgeSeq system on a timely basis, automation of our new chemistry could be delayed and our addressable market could be limited, which could harm our business, results of operations and financial condition.

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

Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, QML and another customer accounted for 59% and 11% of our revenue, respectively, for the three and six months ended June 30, 2018, and for 59% and 15% of our accounts receivable balance, respectively, as of June 30, 2018. If orders from our top customers or the number of collaboration projects with QML are reduced or discontinued, our revenue in future periods may materially decrease. Fluctuations in our operating results may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described under the caption “Risk Factors – Risks Related to Our Business and Strategy” of this report. In addition, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. Our products involve a significant capital commitment from our customers or may depend on customer studies that have variable or indefinite timelines and accordingly, involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Also, activities performed under our Governing Agreement involve significant resource commitments by us and depend on QML activities over which we have limited control and on biopharmaceutical customer activities and studies that have variable or indefinite timelines and outcomes. We may expend significant effort in attempting to meet our development obligations under the Governing Agreement, the respective payments for which may occur in a different period. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of investors or securities analysts, our stock price may be adversely affected.

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

Our future development of products for clinical indications will require access to archival patient samples for which data relevant to the clinical indication of interest is known. We rely on our ability to secure access to these archived patient samples, including FFPE tissue, plasma, serum, whole blood preserved in PAXgene, or various cytology preparations, together with the information pertaining to the clinical outcomes of the patients from which the samples were taken. Owners or custodians of relevant samples may be difficult to identify and/or identified samples may be of poor quality or limited in number or amount. Additionally, others compete with us for access to these samples for both research and commercial purposes. Even when an appropriate cohort of samples is identified, the process of negotiating access to these samples can be lengthy because it typically involves numerous parties and approval levels to resolve complex issues such as usage rights, institutional review board approval, privacy rights, publication rights, and intellectual property ownership. In addition, in some instances the cost to acquire samples can be prohibitively expensive. If we are not able to negotiate access to archived patient samples on a timely basis and on acceptable terms, or at all, or if our competitors or others secure access to these samples before us, our ability to research, develop and commercialize future products will be limited or delayed.

The life sciences research and diagnostic markets are highly competitive. We face competition from enhanced or alternative technologies and products, which could render our products and/or technologies obsolete. If we fail to compete effectively, our business and operating results will suffer.

We face significant competition in the life sciences research and diagnostics markets. We currently compete with both established and early-stage life sciences research companies that design, manufacture and market instruments and consumables for gene expression analysis, liquid-based specimen analysis (e.g., plasma, blood and urine), single-cell analysis, PCR, digital PCR, other nucleic acid detection and additional applications. These companies use well-established laboratory techniques such as microarrays or qPCR as well as newer technologies such as next generation sequencing. We believe our principal competitors in the life sciences research market are Agilent Technologies, Inc., ArcherDx, Inc., BioRad Laboratories, Fluidigm Corporation, Foundation Medicine, Inc., Genomic Health, Illumina, Inc., Abbott Molecular, Luminex Corporation, Affymetrix, Inc., NanoString Technologies, Inc., entities owned and controlled by QIAGEN N.V., Roche Diagnostics, a division of the Roche Group of companies, Personal Genome Diagnostics and Thermo Fisher Scientific, Inc. In addition, there are several other market entrants in the process of developing novel technologies for the life sciences market. One or more of our competitors could develop a product that is superior to a product we offer or intend to offer or our technology and products may be rendered obsolete or uneconomical by advances in existing technologies.

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

We expect to generate a portion of our revenue internationally and are subject to various risks relating to our international activities which could adversely affect our operating results.*

During the three and six months ended June 30, 2018, approximately 74% and 76% of the Company’s revenue was generated from sales originated by customers located outside of the United States, respectively, compared with 34% and 27% for the three and six months ended June 30, 2017, respectively. We expect that a percentage of our future revenue will continue to come from international sources, driven in part by activities conducted pursuant to our Governing Agreement, and we expect to expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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

If any members of our management team were to leave us or we are unable to recruit, train and retain key personnel, we may not achieve our goals.*

Our future success depends on our ability to recruit, train, retain and motivate key personnel, including our senior management, research and development, manufacturing, service and sales and marketing personnel. If we were to lose one or more of our key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies. Competition for qualified personnel is intense, and we may not be able to attract talent. Our growth depends, in part, on attracting, retaining and motivating highly trained sales personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively identify and sell to potential new customers, including new biopharmaceutical company customers. In particular, the commercialization of our HTG EdgeSeq system and related panels requires us to continue to establish and maintain sales and support teams to optimize the markets for research tools and, where approved, diagnostic assays, and to fully optimize a broad array of diagnostic market opportunities as we receive approval for any future diagnostic products. We do not maintain fixed term employment contracts or, except for our Chief Executive Officer, key man life insurance relating to any of our employees. Because of the complex and technical nature of our products and the dynamic market in which we compete, any failure to retain our management team or to attract, train, retain and motivate other qualified personnel could materially harm our operating results and growth prospects.

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

Changes or modifications in financial accounting standards, including those related to revenue recognition, may harm our results of operations.*

From time to time, the FASB, either alone or jointly with other organizations, promulgates new accounting principles that could have an adverse impact on our financial position, results of operations or reported cash flows. For example, in May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), and subsequently issued implementation guides (collectively, the “New Revenue Standard”). The New Revenue Standard superseded nearly all previous revenue recognition guidance under GAAP and became effective for us beginning January 1, 2018. We have implemented the New Revenue Standard as of January 1, 2018 in the accompanying interim unaudited condensed statements of operations and condensed balance sheets and have reflected the new disclosure requirements in the accompanying notes to the accompanying interim unaudited condensed financial statements for the quarter ended June 30, 2018. Our inability to adopt the New Revenue Standard or any new accounting standard correctly, or to update or modify our internal controls as needed, by the mandated adoption dates could adversely affect our financial reporting obligations, corresponding regulatory compliance and/or investors’ confidence in us. Also, if we were to change our critical accounting estimates, including those related to the recognition of collaboration revenue and other revenue sources, our operating results could be significantly affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

          On August 8, 2018, the Company entered into an amendment, effective as of July 2, 2018, to the second statement of work (“SOW Two”) under its Master Assay Development, Commercialization and Manufacturing Agreement (the “Governing Agreement”) with QIAGEN Manchester Limited (“QML”). SOW Two relates to a project for which HTG and QML are performing collaborative development services for what is expected to be a multi-stage project leading to the potential development and commercialization of an NGS-based companion diagnostic assay in support of one or more of the therapeutic development and commercialization programs of Bristol-Myers Squibb Company. Initial-phase investigational use only (“IUO”) development activities under SOW Two are complete and the amendment of SOW Two relates to the next phase, which includes the use of the IUO assay developed in the initial-phase in a retrospective clinical trial. Successful completion of the next phase activities could lead to the use of the assay in subsequent clinical trials and potential companion diagnostic development.

          The next phase development activities expected to be performed by the Company and QML under the first amendment to SOW Two are expected to be completed within the third quarter of 2018. QML will pay the Company approximately $0.5 million for work to be performed under this amendment, including project management, clinical affairs support and oversight of clinical trial by the Company and its subcontractors. In addition, the Company and QML will share in any net profits (as determined under the Governing Agreement) generated by this next phase work.

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

4.8

Common Stock Warrant issued by the Registrant to Oxford Finance LLC, dated March 28, 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 30, 2016).

4.9

Subordinated Convertible Promissory Note, dated October 26, 2017, by and between the Company and QIAGEN North American Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 27, 2017).

4.10	Warrant issued to MidCap Funding XXVIII Trust, dated March 26, 2018 (incorporated by reference to Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2018).

10.1*

Statement of Work No. 3, dated January 12, 2018, under Master Assay Development, Commercialization and Manufacturing Agreement between the Registrant and QIAGEN Manchester Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2018).

10.2

Credit and Security Agreement (Term Loan) by and among the Registrant, the lenders party thereto from time to time and MidCap Financial Trust, as agent, dated March 26, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2018).

10.3

Credit and Security Agreement (Revolving Loan) by and among the Registrant, the lenders party thereto from time to time and MidCap Funding IV Trust (assignee of MidCap Financial Trust), as agent, dated March 26, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2018).

Exhibit Number	Description

10.4*

Second Amendment to Statement of Work No. 1, dated March 30, 2018, under Master Assay Development, Commercialization and Manufacturing Agreement between the Registrant and QIAGEN Manchester Limited (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2018).

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

HTG Molecular Diagnostics, Inc.

Date: August 8, 2018	By:	/s/ Timothy B. Johnson
Timothy B. Johnson
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2018	By:	/s/ Shaun D. McMeans
Shaun D. McMeans
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)