Form 10-Q
period 2018-09-30
HTG MOLECULAR DIAGNOSTICS, INC
filed 2018-11-08
CIK 1169987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if he registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 2, 2018, the registrant had 28,495,750 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

HTG Molecular Diagnostics, Inc.

Condensed Balance Sheets

	September 30,	December 31,
	2018	2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$6,164,005	$9,968,600
Short-term investments available-for-sale, at fair value	27,613,031	—
Accounts receivable	3,361,333	6,356,268
Inventory, net of allowance of $39,403 at September 30, 2018 and $62,142 at December 31, 2017	1,129,092	1,180,521
Prepaid expenses and other	688,556	443,068
Total current assets	38,956,017	17,948,457

Restricted cash - non-current	3,270,247	—
Deferred offering costs	—	2,953
Deferred MidCap revolving loan costs	71,126	—
Property and equipment, net	2,614,620	3,304,890
Total assets	$44,912,010	$21,256,300

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,867,181	$2,438,798
Accrued liabilities	2,530,615	3,746,786
Contract liabilities - current	273,763	665,882
NuvoGen obligation - current	593,860	496,442
Growth Term Loan payable - net of discount and debt issuance costs	—	5,793,599
Other current liabilities	199,621	200,460
Total current liabilities	5,465,040	13,341,967
NuvoGen obligation - non-current, net of discount	6,684,631	7,520,913
Convertible note, related party - net of debt issuance costs	2,970,850	2,960,760
MidCap Term Loan payable - net of discount and debt issuance costs	6,666,796	—
Other non-current liabilities	333,367	492,197
Total liabilities	22,120,684	24,315,837
Commitments and Contingencies (Note 14)
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2018 and December 31, 2017, 28,479,341 shares issued and outstanding at September 30, 2018 and 13,929,763 shares issued and outstanding at December 31, 2017	28,479	13,929
Additional paid-in-capital	171,663,874	131,492,595
Accumulated other comprehensive loss	(8,882)	—
Accumulated deficit	(148,892,145)	(134,566,061)
Total stockholders’ equity (deficit)	22,791,326	(3,059,537)
Total liabilities and stockholders' equity (deficit)	$44,912,010	$21,256,300

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Product and product-related services	$1,314,844	$1,592,790	$5,071,702	$4,422,304
Collaborative development services	3,391,534	2,130,694	8,704,094	2,433,105
Total revenue	4,706,378	3,723,484	13,775,796	6,855,409
Cost of revenue	1,239,702	1,088,987	3,827,447	3,621,193
Gross margin	3,466,676	2,634,497	9,948,349	3,234,216

Operating expenses:
Selling, general and administrative	4,709,885	4,258,347	15,132,468	12,910,251
Research and development	3,561,459	3,478,419	8,909,729	6,364,371
Total operating expenses	8,271,344	7,736,766	24,042,197	19,274,622
Operating loss	(4,804,668)	(5,102,269)	(14,093,848)	(16,040,406)

Other income (expense):
Interest expense	(234,392)	(300,272)	(650,215)	(1,048,750)
Interest income	195,652	22,438	526,588	52,157
Loss on extinguishment of Growth Term Loan	—	—	(105,064)	—
Total other income (expense)	(38,740)	(277,834)	(228,691)	(996,593)
Net loss before income taxes	(4,843,408)	(5,380,103)	(14,322,539)	(17,036,999)
Provision for income taxes	—	743	3,545	1,023
Net loss	$(4,843,408)	$(5,380,846)	$(14,326,084)	$(17,038,022)
Net loss per share, basic and diluted	$(0.17)	$(0.46)	$(0.53)	$(1.74)
Shares used in computing net loss per share, basic and diluted	28,434,406	11,603,617	27,184,968	9,794,651

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(4,843,408)	$(5,380,846)	$(14,326,084)	$(17,038,022)
Other comprehensive income (loss), net of tax effect:
Unrealized gain (loss) on short-term investments	2,457	—	(8,882)	1,090
Comprehensive loss	$(4,840,951)	$(5,380,846)	$(14,334,966)	$(17,036,932)

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at January 1, 2018	13,929,763	$13,929	$131,492,595	$-	$(134,566,061)	$(3,059,537)
Exercise of stock options	96,164	96	204,077	—	—	204,173
Stock-based compensation expense	—	—	1,643,083	—	—	1,643,083
Release of restricted stock awards	269,551	270	—	—	—	270
Net share settlement of restricted stock awards	(34,769)	(35)	(133,478)	—	—	(133,513)
Stock issued under stock purchase plans	42,280	42	116,752	—	—	116,794
Issuance of common stock from ATM offering, net of issuance costs of approximately $17,000	261,352	262	556,444	—	—	556,706
Issuance of common stock from underwritten public offering, net of issuance costs of approximately $2.6 million	13,915,000	13,915	37,710,401	—	—	37,724,316
MidCap Term Loan warrant discount	—	—	74,000	—	—	74,000
Net loss	—	—	—	—	(14,326,084)	(14,326,084)
Other comprehensive loss	—	—	—	(8,882)	—	(8,882)
Balance at September 30, 2018	28,479,341	$28,479	$171,663,874	$(8,882)	$(148,892,145)	$22,791,326

See notes to the unaudited condensed financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(14,326,084)	$(17,038,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,126,230	893,334
Accretion of discount on NuvoGen obligation	(9,125)	147,753
Provision for excess inventory	63,840	302,085
Amortization of Growth Term Loan discount and issuance costs	62,951	325,517
Loss on extinguishment of Growth Term Loan	105,064	—
Amortization of QNAH Convertible Note issuance costs	10,090	—
Amortization of MidCap Credit Facility discount and issuance costs	92,060	—
Stock-based compensation expense	1,643,353	1,171,988
Employee stock purchase plan expense	43,932	44,170
Accretion of incentive from landlord	(106,500)	(106,500)
Accrued interest on available-for-sale securities investments	(292,308)	5,991
Other operating adjustments	—	1,307
Changes in operating assets and liabilities:
Accounts receivable	2,994,935	(1,781,782)
Inventory	24,986	13,944
Prepaid expenses and other	(245,488)	(94,295)
Deferred offering costs	2,953	49,630
Accounts payable	(123,266)	1,521,391
Accrued liabilities	(1,216,171)	327,284
Contract liabilities	(449,911)	469,276
Net cash used in operating activities	(10,598,459)	(13,746,929)
Investing activities
Purchase of property and equipment	(857,899)	(525,437)
Sales, redemptions and maturities of available-for-sale securities	15,800,000	4,300,000
Purchase of available-for-sale securities	(43,129,605)	—
Net cash (used in) provided by investing activities	(28,187,504)	3,774,563
Financing activities
Proceeds from MidCap Credit Facility	7,000,000	—
MidCap Credit Facility lender fees	(422,390)	—
Payments on Growth Term Loan	(1,684,626)	(4,740,774)
Payments for extinguishment of Growth Term Loan	(4,276,988)	—
Proceeds from public offering, net	37,932,290	—
Public offering costs	(207,974)	(231,475)
Proceeds from ATM Offering, net	556,706	16,891,193
Payments on NuvoGen obligation	(729,739)	(600,000)
Payments on capital leases	(59,186)	(43,813)
Proceeds from exercise of stock options	204,173	165,261
Taxes paid for net share settlement of restricted stock awards	(133,513)	—
Proceeds from shares purchased under stock purchase plans	72,862	71,716
Net cash provided by financing activities	38,251,615	11,512,108
(Decrease) increase in cash, cash equivalents and restricted cash	(534,348)	1,539,742
Cash and cash equivalents at beginning of period	9,968,600	7,507,659
Cash, cash equivalents and restricted cash at end of period	$9,434,252	$9,047,401
Supplemental disclosure of noncash investing and financing activities
Fixed asset purchases payable and accrued at period end	$29,615	$410,184
Carrying value of demonstration units transferred from property and equipment to inventory	49,245	55,739
Equipment purchased through capital lease	63,809	—
MidCap Term Loan fees and warrant discount	389,000	—
Retirement of treasury stock	—	75,000
Supplemental cash flow information
Cash paid for interest	$369,360	$575,480
Cash paid for taxes	3,545	1,023

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

The Company operates in one segment and its customers are located primarily in the United States and Europe. For the three and nine months ended September 30, 2018 approximately 79% and 77% of the Company’s revenue was generated from sales originated by customers located outside of the United States, compared with 68% and 49% for the three and nine months ended September 30, 2017. The increase in sales originated by customers located outside of the United States is primarily the result of collaborative development services revenue generated from the Master Assay Development, Commercialization and Manufacturing Agreement (the “Governing Agreement”) with QIAGEN Manchester Limited (“QML”), a wholly owned subsidiary of QIAGEN N.V. (see Note 16), which accounted for 92% and 82% of sales to customers located outside of the United States for the three and nine months ended September 30, 2018, compared to 85% and 72% for the three and nine months ended September 30, 2017.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect the accounts of the Company as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The accompanying interim unaudited condensed financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and the results of its operations and cash flows, as of and for the periods presented. The accompanying interim unaudited condensed balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for annual financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These interim unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2018.

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

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying interim unaudited condensed balance sheets that sum to the total of the same such amounts shown in the accompanying interim unaudited condensed statements of cash flows.

September 30,
2018
Cash and cash equivalents	$6,164,005
Restricted cash - non-current	3,270,247
Total cash, cash equivalents and restricted cash shown in the interim unaudited condensed statements of cash flows	$9,434,252

Amounts included in restricted cash represent those required to be set aside in escrow under the terms of the MidCap Term Loan (see Note 8) to collateralize the payment that will be due upon maturity of the QNAH Convertible Note (see Note 16). The amounts will be released to the Company upon subsequent delivery of subordination documents for the QNAH Convertible Note to MidCap or conversion of the QNAH Convertible Note. If neither occurs, the amounts will be applied by the escrow agent to repay in full the QNAH Convertible Note at maturity (or in connection with a prepayment at the direction of the Company) subject to the terms of the MidCap Term Loan.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include revenue recognition, stock-based compensation expense, bonus accrual, income tax valuation allowances, recovery of long-lived assets, warranty accrual, inventory obsolescence and inventory valuation. Actual results could materially differ from those estimates.

Fair Value of Financial Instruments

The carrying value of financial instruments classified as current assets and current liabilities approximate fair value due to their liquidity and short-term nature. Investments that are classified as available-for-sale are recorded at fair value, which was determined using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. In October 2017, the Company received $3.0 million in gross proceeds from, and issued a subordinated convertible promissory note (the “QNAH Convertible Note”) in that principal amount to, QIAGEN North American Holdings, Inc. (“QNAH”). As of September 30, 2018, the estimated aggregate fair value of the QNAH Convertible Note is approximately $4.1 million. The fair value estimate is based on the note’s discounted cash flows and estimated option value of the conversion terms. The estimated fair value of the QNAH Convertible Note represents a Level 3 measurement. The fair value of the MidCap Term Loan (see Note 8) is also estimated using Level 3 inputs and approximates fair value as the interest rate approximates the market rate for debt securities with similar terms and risk characteristics. The NuvoGen obligation is an obligation relating to an asset purchase transaction with a then-common stockholder of the Company. Although the obligation is considered a financial instrument, the Company is unable to reasonably determine its fair value as the remaining payments due under the obligation will be made at the greater of a minimum fixed quarterly payment or 6% of revenue, causing variability in the timing and amount of payments and the term of the obligation.

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

The Company’s top two customers accounted for 72% and 10% of the Company’s total revenue for the three months ended September 30, 2018, compared with 57% and 10% for the three months ended September 30, 2017. The top two customers accounted for 63% and 10% of the Company’s total revenue for the nine months ended September 30, 2018, compared to 35% and 13% for the nine months ended September 30, 2017.

The top two customers accounted for approximately 75% and 8% of the Company’s accounts receivable as of September 30, 2018, compared with approximately 66% and 11% as of December 31, 2017. The largest of these amounts represents accounts receivable relating to statements of work entered into under the Company’s Governing Agreement with QML.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents are to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments to this update were effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. The Company adopted ASU No. 2016-18 as of January 1, 2018, however the adoption of this update did not have an impact on the Company’s interim unaudited condensed financial statements until the quarter ended September 30, 2018, when the Company first recorded a restricted cash balance related to the QML Convertible Note.

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

New Accounting Pronouncements

The following are new FASB ASUs that have not been adopted by the Company as of September 30, 2018, grouped by their respective effective dates:

January 1, 2019

In February 2016, the FASB issued ASU No. 2016-02, Leases, which was subsequently amended by ASU No. 2018-01, ASU No. 2018-10 and ASU NO. 2018-11. Under this standard, which applies to both lessors and lessees, lessees will be required to recognize all leases (except for short-term leases) as a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and as a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The effect of adoption of this standard on the Company’s financial statements depends on the leases existing at January 1, 2019. Based on the Company’s office and equipment leases currently in place and considering the practical expedients, the Company expects that adoption of the new standard will not have a material effect on its statements of operations, will result in a gross-up on its balance sheets of less than $2.0 million relating to office and equipment leases and will have no effect on its statements of cash flows. The Company will continue to assess the new guidance and its potential applicability, to new agreements that the Company may enter into subsequent to September 30, 2018 through the date of adoption.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement against or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

In November 2018, the FASB issued ASU No. 2018-18, which amended ASC 808, Collaborative Arrangements and ASC 606, Revenue from Contracts with Customers (“ASU 2018-18”), to require that transactions in collaborative arrangements be accounted for under ASC 606 if the counterparty is a customer for a good or service (or bundle of goods and services) that is a distinct unit of account. The amendments also preclude entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. Early adoption is permitted, including in any interim period, provided an entity has already adopted ASC 606 or does so concurrently with the adoption of this guidance. The Company is currently evaluating the impact of its pending adoption of ASU 2018-18 on its financial statements.

Note 3. Inventory

Inventory, net of allowance, consisted of the following as of the dates indicated:

	September 30,	December 31,
	2018	2017
Raw materials	$843,973	$984,328
Work in process	152,458	66,314
Finished goods	172,064	192,021
Total gross inventory	1,168,495	1,242,663
Less inventory allowance	(39,403)	(62,142)
	$1,129,092	$1,180,521

The reserve for shrinkage and excess inventory was $39,403 and $62,142 as of September 30, 2018 and December 31, 2017, respectively. For the three and nine months ended September 30, 2018, the Company recorded net decreases in the inventory reserve of $22,926 and $22,739, respectively, compared to net decreases of $21,405 and $83,832, respectively, for the three and nine months ended September 30, 2017, to adjust for estimated shrinkage and obsolescence. For the three and nine months ended September 30, 2018, the Company recorded adjustments to provision for excess inventory of $40,307 and $63,840, respectively. For the three and nine months ended September 30, 2017, the Company recorded adjustments to provision for excess inventory of $58,059 and $302,085, respectively. Adjustments in these periods to the allowance for estimated shrinkage, obsolescence and excess inventory have been included in cost of revenue in the accompanying interim unaudited condensed statements of operations.

Note 4. Fair Value Instruments

Financial assets and liabilities measured at fair value are classified in their entirety in the fair value hierarchy based on the lowest level input significant to the fair value measurement. The following table classifies the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017, respectively:

	Balance at September 30, 2018
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$6,105,380	$—	$—	$6,105,380
Investments available-for-sale at fair value
U.S. government obligations	9,995,100	—	—	9,995,100
Corporate debt securities	—	17,617,931	—	17,617,931
Total	$16,100,480	$17,617,931	$—	$33,718,411

	Balance at December 31, 2017
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$8,521,054	$—	$—	$8,521,054
Total	$8,521,054	$—	$—	$8,521,054

There are no other financial instruments subject to fair value measurement on a recurring basis. Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and nine months ended September 30, 2018 or for the year ended December 31, 2017.

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

Fair values of these assets are based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not adjust any of the valuations received from these third parties with respect to any of its Level 1 or 2 securities for the nine-month period ended September 30, 2018 or the year-ended December 31, 2017 and did not have any Level 3 financial assets or liabilities during either of these periods.

Note 5. Available-for-Sale Securities

The Company’s portfolio of available-for-sale securities consists of U.S. Treasuries and high credit quality corporate debt securities. The following is a summary of the Company’s available-for-sale securities at September 30, 2018:

	September 30, 2018
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
U.S. Treasury securities	$10,002,727	$—	$(7,627)	$9,995,100
Corporate debt securities	17,619,186	—	(1,255)	17,617,931
Total available-for-sale securities	$27,621,913	$—	$(8,882)	$27,613,031

The Company had no available-for-sale securities at December 31, 2017.

The net adjustment to unrealized holding gains (losses) on available-for-sale securities, net of tax in other comprehensive income totaled $2,457 and $(8,882) for the three and nine months ended September 30, 2018, and $0 and $1,090 for the three and nine months ended September 30, 2017, respectively.

Contractual maturities of debt investment securities at September 30, 2018 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Under
	1 Year	1 to 2 Years	Total
U.S. Treasury securities	$9,995,100	$—	$9,995,100
Corporate debt securities	17,617,931	—	17,617,931
Total available-for-sale securities	$27,613,031	$—	$27,613,031

The following table shows the gross unrealized losses and fair values of the Company’s investments that have unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2018:

	Under 1 Year		1 to 2 Years		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$9,995,100	$(7,627)	$—	$—	$9,995,100	$(7,627)
Corporate debt securities	2,399,726	(1,255)	—	—	2,399,726	(1,255)
Total available-for-sale securities with unrealized losses	$12,394,826	$(8,882)	$—	$—	$12,394,826	$(8,882)

For debt securities, the Company determines whether it intends to sell or if it is more likely than not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. The Company conducts a regular assessment of its debt securities with unrealized losses to determine whether securities have other-than-temporary impairment considering, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, market conditions and whether the Company intends to sell or it is more likely than not that the Company will be required to sell the debt securities. The Company did not have any other-than-temporary impairment in its available-for-sale securities at September 30, 2018.

Note 6. Property and Equipment

Property and equipment, net, consists of the following as of the dates indicated:

	September 30,	December 31,
	2018	2017
Furniture & fixtures	$771,767	$582,007
Leasehold improvements	1,895,216	1,863,698
Equipment used in manufacturing	2,176,188	1,963,558
Equipment used in research & development	1,456,954	1,328,556
Equipment used in the field	130,552	130,552
Software	373,683	373,683
Construction in progress	117,447	255,641
	6,921,807	6,497,695
Less: accumulated depreciation and amortization	(4,307,187)	(3,192,805)
	$2,614,620	$3,304,890

Depreciation and leasehold improvement amortization expense was $347,886 and $1,126,230 for the three and nine months ended September 30, 2018, respectively, and $305,868 and $893,334 for the three and nine months ended September 30, 2017, respectively.

Note 7. Accrued Liabilities

Accrued liabilities consist of the following as of the dates indicated:

	September 30,	December 31,
	2018	2017
Accrued employee bonuses	$1,407,730	$3,049,109
Payroll and employee benefit accruals	607,580	369,275
Accrued professional fees	130,190	101,150
Accrued interest	130,509	45,544
Other accrued liabilities	254,606	181,708
	$2,530,615	$3,746,786

Note 8. Debt Obligations

Growth Term Loan

Total amortization expense for warrant, final fee and original issuance discounts in connection with the growth capital term loans under the Loan and Security Agreement dated August 22, 2014 between the Company and Oxford Finance, LLC and Silicon Valley Bank (the “Growth Term Loan”) was $0 and $59,969 for the three and nine months ended September 30, 2018, respectively, and $89,836 and $310,567 for the three and nine months ended September 30, 2017, respectively, and is included in interest expense in the accompanying interim unaudited condensed statements of operations. Deferred financing cost amortization expense relating to the Growth Term Loan was $0 and $2,982 for the three and nine months ended September 30, 2018, respectively, and $4,362 and $14,950 for the three and nine months ended September 30, 2017, respectively, and is included in interest expense in the accompanying interim unaudited condensed statements of operations. The Company recorded $0 and $58,538 of discounts associated with the Growth Term Loan in the accompanying interim unaudited condensed balance sheets as of September 30, 2018 and December 31, 2017, respectively.

Extinguishment of Growth Term Loan upon MidCap Credit Facility Closing

In March 2018, the Company repaid all principal and interest amounts outstanding under the Growth Term Loan in an aggregate amount equal to approximately $4.3 million, including collateral agent legal fees and prepayment fees. The repayment was funded with net proceeds from the MidCap Credit Facility (see description of the MidCap Credit Facility below). As a result of the repayment, the Company recorded a loss on extinguishment of the Growth Term Loan of $0 for the three months ended September 30, 2018 and $105,064, including remaining unamortized discounts of $67,272 and prepayment and other Growth Term Loan lender fees in the accompanying interim unaudited condensed statements of operations for the nine months ended September 30, 2018. All obligations under the Growth Term Loan were terminated upon extinguishment of the Growth Term Loan.

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

MidCap Tranche 1, and if borrowed, MidCap Tranche 2, each bear interest at a floating rate equal to 7.25% per annum, plus the greater of (i) 1.25% or (ii) one-month LIBOR. Interest on each term loan advance is due and payable monthly in arrears and was calculated at a rate of 9.340% for interest accrued as of September 30, 2018. Principal on each term loan advance is payable in 36 equal monthly installments beginning April 1, 2020 until paid in full on March 1, 2023. Prepayments of the term loans under the MidCap Term Loan, in whole or in part, will be subject to early termination fees in an amount equal to 3.0% of principal prepaid if prepayment occurs on or prior to the first anniversary of the MidCap Closing Date, 2.0% of principal prepaid if prepayment occurs after the first anniversary of the MidCap Closing Date but on or prior to the second anniversary of the MidCap Closing Date, and 1.0% of principal prepaid if prepayment occurs after the second anniversary of the MidCap Closing Date and prior to or on the third anniversary of the MidCap Closing Date. In connection with execution of the MidCap Term Loan, the Company paid MidCap a $100,000 origination fee.

Upon termination of the MidCap Term Loan, the Company is required to pay an exit fee equal to 4.50% of the principal amount of all term loans advanced to the Company under the MidCap Term Loan.

The MidCap Term Loan also required that the Company deliver subordination documents with respect to the QNAH Convertible Note, or that the QNAH Convertible Note otherwise be converted or prepaid, on or before June 30, 2018, and required the Company to deposit approximately $3.3 million into an escrow account by July 15, 2018 if neither event occurred by such date. As neither event occurred prior to June 30, 2018, the Company deposited approximately $3.3 million into an escrow account on July 11, 2018. Such escrowed funds will be released to the Company upon subsequent delivery of the requisite subordination documents or conversion of the QNAH Convertible Note. If neither delivery of the subordination documents or conversion of the QNAH Convertible Note occurs, such funds will be applied by the escrow agent to repay in full the QNAH Convertible Note at maturity (or in connection with a prepayment at the direction of the Company), subject to (i) the Company having drawn MidCap Tranche 2, (ii) the Company having unrestricted cash and cash equivalents held in a deposit or securities account subject to a control agreement in favor of the Agent in a minimum amount of $20.0 million and (iii) there being no default under the MidCap Credit Facility.

The MidCap Revolving Loan provides a secured revolving credit facility in an aggregate principal amount of up to $2.0 million. The Company may request an increase in the total commitments under the MidCap Revolving Loan by up to an additional $8.0 million, subject to agent and lender approval and the satisfaction of certain conditions. Availability of the revolving credit facility under the MidCap Revolving Loan will be based upon a borrowing base formula and periodic borrowing base certifications valuing certain of the Company’s accounts receivable and inventory, as reduced by certain reserves, if any. Further, although the revolving credit facility was made available following establishment of required lockbox arrangements by the Company in June 2018, there were no amounts outstanding under the MidCap Revolving Loan as of September 30, 2018. The proceeds of any loans under the MidCap Revolving Loan may be used for working capital and general corporate purposes.

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

The Company recognized approximately $648,204 of debt discount associated with the MidCap Term Loan, resulting from fees and debt issuance costs, in the accompanying interim unaudited condensed balance sheets as of September 30, 2018. Amortization of the debt discount associated with the MidCap Term Loan was approximately $39,910 and $83,766 for the three and nine months ended September 30, 2018 and was included in interest expense in the accompanying interim unaudited condensed statements of operations. Costs incurred in connection with the issuance of the Midcap Revolving Loan of $71,126 are presented as MidCap revolving loan costs in the accompanying interim unaudited condensed balance sheets as of September 30, 2018. Amortization of deferred MidCap revolving loan costs was $4,058 and $8,294 for the three and nine months ended September 30, 2018, respectively, and are included in interest expense in the accompanying interim unaudited condensed statements of operations.

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

Product and Product-related Services Revenue

The Company had product and product-related services revenue consisting of revenue from the sale of instruments and consumables and the use of the HTG EdgeSeq proprietary technology to process samples and design custom RUO assays for the three and nine months ended September 30, 2018 and 2017 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Product revenue:
Instruments	$24,844	$199,205	$309,711	$370,263
Consumables	427,899	426,400	1,273,011	1,203,663
Total product revenue	452,743	625,605	1,582,722	1,573,926
Product-related services revenue:
Custom RUO assay development	262,044	73,567	565,768	419,515
Sample processing	600,057	893,618	2,923,212	2,428,863
Total product-related services revenue	862,101	967,185	3,488,980	2,848,378
Total product and product-related services revenue	$1,314,844	$1,592,790	$5,071,702	$4,422,304

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

Sample Processing

The Company also provides sample preparation and processing services and molecular profiling of retrospective cohorts for its customers through its VERI/O laboratory, whereby the customer provides samples to be processed using HTG EdgeSeq technology specified in the order. Customers are charged a per sample fee for sample processing services which is recognized as revenue upon delivery of a data file to the customer showing the results of testing and completing delivery of the agreed upon service. This is when the customer can use and benefit from the results of testing and the Company has the present right to payment.

Custom RUO Assay Design and Related Agreements

The Company enters into custom RUO assay design agreements that may generate up-front fees and subsequent payments that might be earned upon completion of design process phases. The Company measures progress toward complete satisfaction of its performance obligation to perform custom RUO assay design using an output method based on the costs incurred to date compared to total expected costs, as this is representative of the delivery of outputs under the arrangements and the best measure of progress. However, because in most instances the assay development fees are contingent upon completion of each phase of the design project and the decision of the customer to proceed to the next phase, the amount to be included in the transaction price and recognized as revenue is limited to that which the customer is contractually obligated to pay upon completion of that phase, which is when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Changes in estimates of total expected costs are accounted for prospectively as a change in estimate. From period to period, custom RUO assay design service revenue can fluctuate substantially based on the completion of design-related phases.

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

In January 2018, the Company and BMS amended the terms of the parties’ Collaboration Agreement to increase the development fee payable by BMS to the Company for each of the two, initial custom RUO assays contemplated by the agreement from a low six-figure range to a mid six-figure dollar amount, and to modify certain custom RUO assay design requirements. With the amendment of the agreement, the Company estimates that the first custom research assay design project initiated under this agreement will be completed before December 31, 2018. See contract liabilities note below for further discussion of the impact of this modification on the Collaboration Agreement.

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

The initial set-up fee is included in the transaction price and is being recognized as revenue using an output method that measures progress based on the specific output provided to BMS, such as an internal document generated, or conclusion reached.

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

For the three and nine months ended September 30, 2018, $166,714 and $298,938, respectively, was recognized under the agreement as product and product-related services revenue in the accompanying interim unaudited condensed statements of operations, compared to $31,250 and $93,750 for the three and nine months ended September 30, 2017, respectively. Contract liabilities relating to this agreement of $79,918 and $160,106 were included in the accompanying interim unaudited condensed balance sheets as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, the aggregate amount of the transaction price allocated to the partially unsatisfied performance obligation was $50,000. The Company expects to recognize the revenue for this amount between October 2018 and December 2019 using the same output method that the Company uses for its custom RUO assay design performance obligations with BMS.

Collaborative Development Services Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Collaborative development services	$3,391,534	$2,130,694	$8,704,094	$2,433,105

See Note 16 for discussion of collaborative development services contracts with related parties. There was no collaborative development services revenue generated from the Company’s companion diagnostic development services agreements with non-related party customers for the three and nine months ended September 30, 2018. This includes the Company’s Master CDx Agreement with Merck KGaA, Darmstadt, Germany, for which there have been no significant modifications or financial events relating to the agreement since the disclosures made by the Company in its Annual Report on Form 10-K, filed with the SEC on March 23, 2018.

The Company earned the first milestone-based payment under the Master CDx Agreement in the second quarter of 2017. There were no additional milestone payments earned or financial events relating to this collaborative development agreement in the third quarter of 2017. As such, collaborative development services revenue of $0 and $25,000 was recognized for the three and nine months ended September 30, 2017, respectively, related to this agreement.

Contract Liabilities

The Company receives up-front payments from customers for custom RUO assay design services, and occasionally for sample processing services. Payments for instrument extended warranty contracts are made in advance as are payments for certain agreed-upon capital purchases required for collaborative development service projects. The Company recognizes such up-front payments as a contract liability. The contract liability is subsequently reduced at the point in time that the data file is delivered for sample processing services or as the Company satisfies its performance obligations over time for RUO assay design, collaborative development and extended warranty services. Contract liabilities of $387,975 and $837,885 were included in contract liabilities – current and other non-current liabilities in the accompanying unaudited condensed balance sheets as of September 30, 2018 and December 31, 2017, respectively.

Changes in the Company’s contract liability were as follows as of the date indicated:

	Product Revenue	Custom RUO Assay Design	Sample Processing	Collaborative Development Services	Total Contract Liability
Balance at January 1, 2018	$39,426	$197,606	$490,536	$110,317	$837,885
Deferral of revenue	151,461	336,080	166,291	70,918	724,750
Recognition of deferred revenue	(135,980)	(453,768)	(403,677)	(181,235)	(1,174,660)
Balance at September 30, 2018	$54,907	$79,918	$253,150	$—	$387,975

Included in recognition of deferred revenue for the three and nine months ended September 30, 2018 was a cumulative catch up adjustment of $0 and $30,055, respectively, to custom RUO assay design revenue relating to the January 2018 modification of the Company’s Collaboration Agreement with BMS for custom RUO assay design discussed above.

Note 10. Other Agreements

NuvoGen Obligation

Pursuant to the Company’s asset purchase agreement with NuvoGen Research, LLC (“NuvoGen”), as amended, the Company is obligated to pay NuvoGen the greater of $400,000 or 6% of annual revenue until the obligation is paid in full. Although an amendment to the agreement allowed for deferral of any revenue-based payments through December 31, 2017, no revenue-based payments were deferred. In addition to fixed quarterly payments of $100,000, revenue-based payments of $182,383 and $85,574 were payable as of September 30, 2018 and December 31, 2017, respectively. There have been no significant modifications to the terms and conditions of the Company’s NuvoGen obligation since the disclosures made in the Company’s Annual Report on Form 10-K, filed with the SEC on March 23, 2018.

The minimum remaining payments due to NuvoGen at September 30, 2018, including $182,383 of additional revenue-based payments payable as of September 30, 2018, are as follows for each fiscal year, although actual payments could be significantly more than provided in the table, to the extent that 6% of the Company’s annual revenue exceeds $400,000:

2018	$282,383
2019	400,000
2020	400,000
2021	400,000
2022	400,000
2023 and beyond	5,286,621
Total NuvoGen obligation payments	7,169,004
Plus interest accretion	109,487
Total NuvoGen obligation, net	$7,278,491

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

As a result of IVD test kit development plans submitted by the Company to Illumina in accordance with the Restated Agreement, the Company paid Illumina $0 and $12,500 for the three and nine months ended September 2018, respectively, compared to $0 and $50,000 for the three and nine months ended September 30, 2017, respectively.

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

The following table provides the numerator and denominator used in computing basic and diluted net loss per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(4,843,408)	$(5,380,846)	$(14,326,084)	$(17,038,022)
Denominator:
Weighted-average shares outstanding-basic and diluted	28,434,406	11,603,617	27,184,968	9,794,651
Net loss per share, basic and diluted	$(0.17)	$(0.46)	$(0.53)	$(1.74)

The following outstanding securities were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Nine Months Ended September 30,
	2018	2017
Options to purchase common stock	2,148,323	1,532,979
Common stock warrants	237,846	219,723
Restricted stock units	249,166	34,999
QNAH convertible note	772,075	—

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

The following table shows the common stock warrants outstanding as of September 30, 2018:

Shares of Common Stock Underlying Warrants	Exercise Price/Share	Expiration Date
28,713	$23.51	2024
144,772	14.00	2022
931	6.45	2019
45,307	2.76	2026
18,123	7.73	2028

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

Prior to termination of the Sales Agreement, the Company sold 5,733,314 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of approximately $21.1 million, including 0.3 million shares of common stock sold for gross proceeds of $0.6 million during the first quarter ended March 31, 2018. After $0.6 million of sales commissions and $0.2 million of other offering expenses paid by the Company in connection with the ATM Offering, the Company’s aggregate net proceeds from the ATM Offering were approximately $20.2 million. Sales commissions and offering expenses have been recorded as a reduction of proceeds received in arriving at the amount recorded in additional paid-in capital in the accompanying interim unaudited condensed balance sheets as of September 30, 2018 and December 31, 2017.

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

Stock-based Compensation

A summary of the Company’s stock option activity for the nine months ended September 30, 2018 is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2017	1,517,771	$2.97	7.5	$67,242
Granted	802,500	3.39
Exercised	(96,164)	2.12		$182,678
Forfeited	(35,679)	3.42
Expired/Cancelled	(40,105)	6.81
Balance at September 30, 2018	2,148,323	$3.08	7.8	$4,624,110
Exercisable at September 30, 2018	1,258,202	$2.93	6.5	$3,065,442

As of September 30, 2018, there was total unrecognized compensation expense of $1,915,080 related to unvested stock options, which the Company expects to recognize over a weighted-average period of approximately 3.22 years.

In June 2018, in connection with the retirement of two employees, the vesting of stock options covering 46,613 shares of common stock was accelerated, and the post-termination exercise period for the employees’ options was extended to a one year period from the termination date. As a result of this modification, the Company recorded incremental stock-based compensation expense of approximately $0 and $79,400 for the three and nine months ended September 30, 2018, respectively.

A summary of restricted stock unit (“RSU”) activity for the nine months ended September 30, 2018 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2017	26,666	$2.78
Granted	492,051	3.63
Released	(269,551)	3.76
Balance at September 30, 2018	249,166	$3.39
Vested and unissued at September 30, 2018	13,126	$3.40

Vested and unissued awards at September 30, 2018 represents RSU awards granted on August 16, 2018 for which the first vesting date was September 30, 2018, but for which issuance of the awards occurred on the next business day, October 1, 2018. Unrecognized compensation expense related to the remaining unvested RSUs was $766,054 at September 30, 2018, which the Company expects to recognize over a weighted-average remaining service period of 3.50 years.

Stock-based compensation expense recorded in the accompanying interim unaudited condensed statements of operations for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Selling, general and administrative	$200,317	$251,924	$1,475,975	$826,098
Research and development	41,553	79,619	121,651	261,083
Cost of revenue	16,105	25,862	45,727	84,807
	$257,975	$357,405	$1,643,353	$1,171,988

Stock-based compensation expense for the nine months ended September 30, 2018 included $1.0 million of selling, general and administrative compensation expense relating to the issuance of 259,551 shares under RSUs granted to the Company’s executive officers in January 2018 at a grant date fair value of $3.84 per share. The RSUs vested in full on January 29, 2018.

Note 14. Commitments and Contingencies

Compensation Agreements

In September 2017, the Company entered into an arrangement with certain of its non-executive officer employees to provide for retention bonus payments to those eligible employees providing continuing service to the Company through July 31, 2018 and December 31, 2018, with one half of the retention bonus commitment payable at each of these dates. For the three and nine months ended September 30, 2018 compensation expense of $249,467 and $722,280, respectively, has been included in the accompanying interim unaudited condensed statements of operations, compared to $87,965 for both the three and nine months ended September 30, 2017. The remaining retention bonuses will be accrued on a straight-line basis through December 31, 2018. No forfeiture rate has been estimated. Forfeitures will be recognized as they occur.

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

The Company’s remaining minimum real estate lease payments before common area maintenance charges for each fiscal year as of September 30, 2018 are as follows:

2018	$127,983
2019	514,977
2020	517,457
2021	43,139
$1,203,556

As of September 30, 2018, the Company also has remaining capital lease commitments consisting of approximately $87,444 for computer equipment varying in length from 36 to 48 months that has not been included in the minimum lease payments schedule above.

Product Warranty

The following is a summary of the Company’s general product warranty reserve for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
Beginning balance	$37,156	$50,426
Cost of warranty claims	(2,484)	(6,278)
Increase in warranty reserve	20,496	3,275
Ending balance	$55,168	$47,423

Warranty reserve is included in accrued liabilities in the accompanying interim unaudited condensed balance sheets as of September 30, 2018 and December 31, 2017. Expense relating to the recording of this reserve is recorded in cost of revenue within the accompanying interim unaudited condensed statements of operations.

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

The Company applies a two-step approach to recognizing and measuring uncertain tax positions. The Company evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained in a court of last resort. The term “more likely than not” means a likelihood of more than 50 percent. Otherwise, the Company may not recognize any of the potential tax benefit associated with the position. The Company recognizes a benefit for a tax position that meets the more likely than not criterion at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon its effective resolution. Unrecognized tax benefits involve management’s judgment regarding the likelihood of the benefit being sustained. The final resolution of uncertain tax positions could result in adjustments to recorded amounts and may affect the Company’s results of operations, financial position and cash flows. The Company has not identified any uncertain tax positions at September 30, 2018 or December 31, 2017.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at September 30, 2018 and December 31, 2017, respectively, and has not recognized interest or penalties of significance during the three months ended September 30, 2018 and 2017, respectively, since there are no material unrecognized tax benefits. The Company has not made or had payments due for income taxes for the periods ended September 30, 2018 or December 31, 2017, other than state minimum taxes. Management believes no material change to the amount of unrecognized tax benefits will occur within the next 12 months.

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

On December 22, 2017, federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The Tax Act, among other changes, reduced the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. Consequently, for the year ended December 31, 2017, the Company recorded a decrease related to deferred tax assets of $16,232,211, exclusive of the corresponding change in the valuation allowance. Due to the full valuation allowance on the deferred tax assets, there was no net adjustment to the deferred tax expense or benefit due to the reduction of the corporate tax rate. Other changes effective January 1, 2018 include, but are not limited to, creating a new limitation on deductible interest expense, eliminating the corporate alternative minimum tax, modifying the rules related to uses and limitations of net operating loss carryforwards generated in tax years ending after December 31, 2017, limiting the deductibility of certain executive compensation, enhancing and liberalizing bonus depreciation, and changing the rules pertaining to the taxation of profits earned abroad. The Company expects to be subject to the new limitation on deductible interest expense in 2018; however, the disallowed interest may be carried forward indefinitely. The Company’s net operating losses generated in 2018 and thereafter, if any, will be subject to a new indefinite carryforward period; however, utilization of these net operating losses will be limited to 80% of taxable income in the year utilized. Net operating loss carryforwards existing as of December 31, 2017 will not be subject to this new limitation; however, those carryforwards will remain subject to the 20-year expiration period.

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

Statement of Work No. One

In June 2017, the Company and QML entered into the first statement of work under the Governing Agreement, which has been twice amended in December 2017 and March 2018 (collectively, “SOW One”). SOW One addressed the activities of the Company and QML in support of the development and potential commercialization of a next generation sequencing-based companion diagnostic assay that was the subject of a sponsor project agreement between QML and a biopharmaceutical company (“Pharma One”). In May 2018, SOW One was terminated by QML as a result of Pharma One’s termination of the development project. The Company discontinued development activities related to the project following wind down activities completed in the second quarter of 2018.

Revenue of $0 and $2,397,136, including SOW One Monthly Fees and $0 and $99,394 of SOW One profit sharing payments has been included in collaborative development services revenue in the accompanying interim unaudited condensed statements of operations for the three and nine months ended September 30, 2018, respectively, compared to $846,368 and $1,123,779 including only SOW One Monthly Fees, for the three and nine months ended September 30, 2017, respectively. Accounts receivable relating to SOW One of $0 and $2,429,152 remained in the accompanying interim unaudited condensed balance sheets as of September 30, 2018 and December 31, 2017, respectively. Costs relating to development activities conducted by the Company pursuant to SOW One of $0 and $1,716,115 have been included in research and development expense in the accompanying interim unaudited condensed statements of operations for the three and nine months ended September 30, 2018, respectively, compared to $653,938 and $876,186 for the three and nine months ended September 30, 2017, respectively.

Statement of Work No. Two

In October 2017, the Company and QML entered into the second statement of work under the Governing Agreement (“SOW Two”), which was made effective as of June 2, 2017 (“Onset Date”). The Company and QML amended SOW Two twice in August 2018 and an additional time in September 2018.

SOW Two addresses development activities conducted by the Company and QML since the Onset Date and those expected to be further conducted by parties in connection with what is expected to be a multi-stage project leading to the potential development and commercialization of an NGS-based companion diagnostic assay in support of one or more therapeutic development and commercialization programs for a third-party pharmaceutical company. The initial-phase investigational use only (“IUO”) development activities under SOW Two have been completed and the first two amendments of SOW Two relate to the next phases, which include the use of the IUO assay developed in the initial-phase in a retrospective clinical trial and in additional disease indications. The third amendment to SOW Two provides that profit sharing relating to the original development activities and the development activities contemplated by the first SOW Two amendment will, in each case, commence upon the later of (i) the third amendment effective date, which is September 27, 2018, and (ii) the completion of the respective development activities, rather than at the end of each calendar quarter, provided that such modification to the profit-sharing commencement date only applies to development activities that had not yet been subject to profit-sharing as of the third amendment effective date. QML will continue to pay the Company for the development services to be performed under SOW Two. The Company and QML will share in any net profits (as determined under the Governing Agreement) generated during the work on an approximately quarterly basis throughout the term of SOW Two, except as otherwise specified in the third amendment to SOW Two.

The Supplement Agreement initially entered into concurrent with SOW Two was also amended in August 2018 and made effective as of July 2018. This amendment establishes certain rights and obligations of the parties with regard to confidential information and other intellectual property needed to perform, and/or produced as a result of the next phase project activities contemplated by the SOW Two amendments and does not materially change the terms and conditions agreed upon by the parties in the original Supplement Agreement.

Revenue of $2,184,493 and $3,665,311, including SOW Two Monthly Fees and $439,910 and $826,279 of SOW Two profit sharing payments, has been included in collaborative development services revenue in the accompanying interim unaudited condensed statements of operations for the three and nine months ended September 30, 2018, respectively. Accounts receivable relating to SOW Two of $1,537,518 and $1,796,157 remained in the accompanying interim unaudited condensed balance sheets as of September 30, 2018 and December 31, 2017, respectively. Costs relating to development activities conducted by the Company pursuant to SOW Two of $1,667,303 and $2,431,445 have been included in research and development expense in the accompanying interim unaudited condensed statements of operations for the three and nine months ended September 30, 2018, respectively. No costs or revenue relating to SOW Two were included in the accompanying interim unaudited condensed statements of operations for the three and nine months ended September 30, 2017 as SOW Two was not established until October 2017.

Statement of Work No. Three

In January 2018, the Company and QML entered into a third statement of work under the Governing Agreement (“SOW Three”) and amended SOW Three in September 2018. SOW Three relates to development activities for a next generation sequencing-based clinical-trial assay (“SOW Three Project”) in connection with a sponsor project agreement between QML and a pharmaceutical company (“Pharma Three”). Initial assay development activities under SOW Three have been completed, and the first amendment to SOW Three provides for the development of an IUO assay, subsequent retrospective testing of clinical trial samples, design verification and, subject to satisfactory achievement of relevant performance and regulatory milestones, regulatory submissions in the United States and European Union necessary for the commercialization of a companion diagnostic for a corresponding Pharma Three drug.

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

The development activities to be performed under SOW Three are expected to extend through the first half of the fiscal year ended December 31, 2020, with key development milestones, testing and regulatory filings occurring throughout the period. QML will pay the Company for the development services performed for SOW Three. In addition, the Company and QML will share in any net profits (as determined under the Governing Agreement) generated during the work on an approximately quarterly basis throughout the term of SOW Three.

Revenue of $1,207,041 and $2,641,647, including SOW Three Monthly Fees and $209,140 and $355,631, respectively, relating to SOW Three profit sharing payments, have been included in collaborative development services revenue in the accompanying interim unaudited condensed statements of operations for the three and nine months ended September 30, 2018, respectively. Accounts receivable relating to SOW Three of $994,157 and $0 remained in the accompanying interim unaudited condensed balance sheets as of September 30, 2018 and December 31, 2017, respectively. Costs relating to development activities conducted by the Company pursuant to SOW Three of $682,295 and $1,536,859 have been included in research and development expense in the accompanying interim unaudited condensed statements of operations for the three and nine months ended September 30, 2018, respectively. No costs or revenue relating to SOW Three were included in the accompanying interim unaudited condensed statements of operations for the three and nine months ended September 30, 2017 as SOW Three was not established until January 2018.

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

The Company has recognized $29,150 and $39,240 of unamortized deferred financing costs incurred in connection with the issuance of the note under the QNAH Convertible Note in the accompanying interim unaudited condensed balance sheets as of September 30, 2018 and December 31, 2017, respectively. Amortization of the QNAH Convertible Note deferred financing costs was $3,363 and $10,090 for the three and nine months ended September 30, 2018, respectively. Interest accrued on the QNAH Convertible Note during the three and nine months ended September 30, 2018 was $22,685 and $67,315, respectively. Both amounts are included in interest expense in the accompanying interim unaudited statements of operations for the three and nine months ended September 30, 2018. There was no interest accrual or deferred financing cost amortization relating to the QNAH Convertible Note for the three and nine months ended September 30, 2017.

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

•	the activities anticipated to be performed by us and third parties under design and development projects and programs, and the expected benefits and outcomes of such projects and programs;
•	the implementation of our business model and strategic plans for our business;
•	the regulatory landscape for our products, domestically and internationally;
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

          To facilitate further our ability to generate European diagnostic product revenue and improve our responsiveness to customer needs on a local level, we began the formation of a French subsidiary, HTG Molecular Diagnostics France SARL (“HTG France”), in November 2018. We plan to have HTG France operate an applications laboratory in Sausheim, France, providing application support and customer service for our European accounts. HTG France is expected to provide similar sample processing services to those provided by our VERI/O laboratory in the United States, on a much smaller scale, by the second half of the year ending December 31, 2019.

          We have incurred significant losses since our inception, and we have never been profitable. We incurred net losses of $4.8 million and $14.3 million for the three and nine months ended September 30, 2018, respectively, and $5.4 million and $17.0 million for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, we had an accumulated deficit of approximately $148.9 million. As of September 30, 2018, we had available cash and cash equivalents totaling approximately $6.2 million, investments in short-term corporate and government debt securities totaling $27.6 million and had current liabilities of approximately $5.5 million, plus an additional $16.7 million in long-term liabilities primarily attributable to our MidCap Term Loan, QNAH Convertible Note and NuvoGen obligations. We believe that our existing resources will be sufficient to fund our planned operations for at least the next 12 months from the issuance of these interim unaudited condensed financial statements. However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.

Results of Operations

Comparison of the three months ended September 30, 2018 and 2017

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
Revenue:
Product and product-related services	$1,314,844	$1,592,790	$(277,946)	(17%)	$5,071,702	$4,422,304	$649,398	15%
Collaborative development services	3,391,534	2,130,694	1,260,840	59%	8,704,094	2,433,105	6,270,989	258%
Total revenue	4,706,378	3,723,484	982,894	26%	13,775,796	6,855,409	6,920,387	101%
Cost of revenue	1,239,702	1,088,987	150,715	14%	3,827,447	3,621,193	206,254	6%
Gross margin	3,466,676	2,634,497	832,179	32%	9,948,349	3,234,216	6,714,133	208%
Gross margin percentage	74%	71%			72%	47%
Operating expenses:
Selling, general and administrative	4,709,885	4,258,347	451,538	11%	15,132,468	12,910,251	2,222,217	17%
Research and development	3,561,459	3,478,419	83,040	2%	8,909,729	6,364,371	2,545,358	40%
Total operating expenses	8,271,344	7,736,766	534,578	7%	24,042,197	19,274,622	4,767,575	25%
Operating loss	(4,804,668)	(5,102,269)	297,601	(6%)	(14,093,848)	(16,040,406)	1,946,558	(12%)
Loss on settlement of Growth Term Loan	—	—	—	0%	(105,064)	—	(105,064)	(100%)
Other expense, net	(38,740)	(277,834)	239,094	(86%)	(123,627)	(996,593)	872,966	(88%)
Net loss before income taxes	$(4,843,408)	$(5,380,103)	$536,695	(10%)	$(14,322,539)	$(17,036,999)	$2,714,460	(16%)

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

          Total revenue for the three months ended September 30, 2018 increased by 26% to $4.7 million compared with $3.7 million for the three months ended September 30, 2017. Total revenue for the nine months ended September 30, 2018, increased by 101% to $13.8 million compared with $6.9 million for the nine months ended September 30, 2017. The increases in total revenue for the three and nine months ended September 30, 2018 compared with the same periods in the prior year were primarily the result of revenue generated from collaborative development services relating to our Governing Agreement with QML.

Product and product-related services revenue

          Product and product-related services revenue from the sale of our HTG EdgeSeq instrument and RUO consumables and from custom RUO assay design and sample processing services performed for customers in our VERI/O laboratory using our proprietary RUO technology was $1.3 million and $5.1 million for the three and nine months ended September 30, 2018, respectively, compared with $1.6 million and $4.4 million for the three and nine months ended September 30, 2017, respectively, and comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Product revenue:
Instruments	$24,844	$199,205	$309,711	$370,263
Consumables	427,899	426,400	1,273,011	1,203,663
Total product revenue	452,743	625,605	1,582,722	1,573,926
Product-related services revenue:
Custom RUO assay development	262,044	73,567	565,768	419,515
Sample processing	600,057	893,618	2,923,212	2,428,863
Total product-related services revenue	862,101	967,185	3,488,980	2,848,378
Total product and product-related services revenue	$1,314,844	$1,592,790	$5,071,702	$4,422,304

          Product revenue was $0.5 million and $1.6 million for the three and nine months ended September 30, 2018, respectively, compared with $0.6 million and $1.6 million for the three and nine months ended September 30, 2017, respectively, and was driven primarily from the sale of RUO assay kits in both periods.

          Service revenue, consisting of custom RUO assay development and sample processing using our HTG EdgeSeq instrument and consumables, was $0.9 million and $3.5 million for the three and nine months ended September 30, 2018, respectively, compared with $1.0 million and $2.8 million for the three and nine months ended September 30, 2017, respectively. Service revenue reflects biopharmaceutical company customers who have chosen our proprietary technologies for use in their translational research and drug development programs and who prefer to gain access to our technology through purchase of our services. This category of revenue also reflects internal consumption of our RUO assay kits used in the processing of samples in our VERI/O laboratory. We expect our revenue mix to continue to contain a higher portion of biopharmaceutical service revenue in the near term until we expand our HTG EdgeSeq test kit menu and enter the commercial clinical diagnostic market.

Collaborative development services revenue

         Collaborative development services revenue includes services performed on biopharmaceutical company clinical trial and companion diagnostic development programs using our HTG EdgeSeq proprietary technology to develop, seek regulatory approval for and potentially commercialize clinical diagnostic assays for biopharmaceutical company drug candidates and corresponding therapeutics. Collaborative development services revenue, consisting of services performed for biopharmaceutical companies pursuant to statements of work entered into under our Governing Agreement with QML, was approximately $3.4 million and $8.7 million or 72% and 63% of our revenue for the three and nine months ended September 30, 2018, respectively, including approximately $1.3 million in profit-sharing payments received from these programs. Collaborative development services revenue was approximately $2.1 million and $2.4 million for the three and nine months ended September 30, 2017, respectively, as SOW One was not initiated until June 2017. The amount and timing of work that we perform, the timing and number of development deliverables and the timing and amount of any profit-sharing payment received under these agreements is expected to continue to result in significant variability in the timing and amount of revenue recognized from one fiscal period or quarter to the next.

Cost of revenue

Cost of revenue includes the aggregate costs incurred in manufacturing, delivering, installing and servicing instruments and consumables, as well as costs incurred for services performed for customers in our VERI/O laboratory. Cost of revenue increased by $151,000, or 14%, and $206,000 or 6% for the three and nine months ended September 30, 2018 compared with the three and nine months ended September 30, 2017, respectively, resulting in the improvement of gross margin to 74% and 72% for the three and nine months ended September 30, 2018, respectively, compared with 71% and 47% for the three and nine months ended September 30, 2017, respectively. This gross margin improvement is primarily attributable to the collaborative development services performed under our Governing Agreement with QML, the revenue from which is reflected in collaborative development services revenue, and development costs from which are included in research and development expense in the accompanying interim unaudited condensed statements of operations.

Selling, general and administrative expenses

Selling, general and administrative expenses were $4.7 million and $15.1 million for the three and nine months ended September 30, 2018, respectively, compared with $4.3 million and $12.9 million for the three and nine months ended September 30, 2017, respectively. The increases in our selling, general and administrative expenses for the three and nine months ended September 30, 2018 compared with the same periods in 2017 are primarily due to compensation expenses including issuance of 259,551 shares of executive officer RSUs at a grant date fair value of $3.84 per share, resulting in approximately $1.0 million of additional non-cash, stock-based compensation expense for the three and nine months ended September 30, 2018.

Research and development expenses

Research and development expense was $3.6 million and $8.9 million for the three and nine months ended September 30, 2018, respectively, compared with $3.5 million and $6.4 million for the three and nine months ended September 30, 2017, respectively. The increases in research and development expenses for the three and nine months ended September 30, 2018 compared with the same periods in 2017 are primarily due to collaborative development services provided under our Governing Agreement with QML, for which costs incurred are included in research and development expense in the accompanying interim unaudited condensed statements of operations as our collaborative development services projects are accounted for under the FASB’s guidance for collaborative arrangements.

Cash Flows for the three and nine months ended September 30, 2018 and 2017

 The following table summarizes the primary sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$(10,598,459)	$(13,746,929)
Investing activities	(28,187,504)	3,774,563
Financing activities	38,251,615	11,512,108
(Decrease) increase in cash, cash equivalents and restricted cash	$(534,348)	$1,539,742

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2018 totaled $10.6 million and reflected (i) a net loss of $14.3 million; (ii) net non-cash items of $2.7 million, consisting primarily of stock-based compensation of $1.6 million, and depreciation and amortization of $1.1 million; and (iii) a net cash inflow from changes in balances of operating assets and liabilities of $1.0 million. A decrease in accounts receivable primarily relating to the collection of profit-sharing amounts receivable at year end relating to our collaborative development services programs, partially offset by a decrease in accrued liabilities and the payment of annual performance-based bonuses in the first quarter of 2018, reflect the primary items comprising the changes in balances of operating assets and liabilities.

Net cash used in operating activities for the nine months ended September 30, 2017 totaled $13.7 million and reflected (i) a net loss of $17.0 million; (ii) net non-cash items of $2.8 million, consisting primarily of stock-based compensation of $1.2 million, depreciation and amortization of $0.9 million, amortization of the discount, final payment premium and deferred financing costs on our asset-secured Growth Term Loan with Oxford Finance, LLC and Silicon Valley Bank, or Growth Term Loan, of $0.3 million, and a provision for excess inventory of $0.3 million; and (iii) a net cash inflow from changes in balances of operating assets and liabilities of $0.5 million. The significant items comprising the changes in balances of operating assets and liabilities were increase in accounts receivable, partly offset by an increase in accounts payable during the period, both primarily driven by collaborative development work performed under the Governing Agreement with QML during the period.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 totaled $28.2 million and was comprised primarily of purchases of available-for-sale securities of $43.1 million with proceeds received from our underwritten public offering in January 2018, partially offset by the maturity of $15.8 million in available-for-sale securities and the purchase of tooling used in manufacturing and other fixed assets during the period.

Net cash provided by investing activities for the nine months ended September 30, 2017 totaled $3.8 million and was comprised primarily of proceeds from maturities of available-for-sale securities of $4.3 million during the period, partially offset by the purchase of laboratory automation and other fixed assets during the period.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 totaled $38.3 million and consisted primarily of $37.7 million in net proceeds from our underwritten public offering in January 2018, $6.6 million in net proceeds from our MidCap Term Loan in March 2018, and $0.6 million in net proceeds from ATM Offering, partially offset by $6.0 million and $0.7 million in payments on our Growth Term Loan and outstanding NuvoGen obligation, respectively.

Net cash provided by financing activities for the nine months ended September 30, 2017 totaled $11.5 million and consisted primarily of $16.7 million in net proceeds from the sale of our common stock in our ATM Offering in January 2018, partially offset by $4.7 million and $0.6 million in payments on our outstanding Growth Term Loan and NuvoGen obligations, respectively.

Liquidity and Capital Resources

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock, the incurrence of debt and cash received from product sales, services revenue and other income. As of September 30, 2018, we had $33.8 million in cash, cash equivalents and investments in short-term available-for-sale securities, and $17.0 million of debt outstanding on our MidCap Term Loan, NuvoGen, capital lease and QNAH Convertible Note obligations.

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

The MidCap Revolving Loan provides a secured revolving credit facility in an aggregate principal amount of up to $2.0 million. We may request an increase in the total commitments under the MidCap Revolving Loan by up to an additional $8.0 million, subject to agent and lender approval and the satisfaction of certain conditions. Availability of the revolving credit facility under the MidCap Revolving Loan will be based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable and inventory, as reduced by certain reserves, if any. Though the MidCap Revolving Loan was made available upon the Company’s establishment of certain lockbox arrangements in June 2018, there were no amounts outstanding under the Midcap Revolving Loan as of September 30, 2018. The proceeds of any loans under the MidCap Revolving Loan may be used for working capital and general corporate purposes.

Funding Requirements

We have had recurring operating losses and negative cash flows from operations since our inception and have an accumulated deficit of approximately $148.9 million as of September 30, 2018. As of September 30, 2018, we had cash, cash equivalents and investments in short-term available-for-sale securities of approximately $33.8 million and had current liabilities of approximately $5.5 million, plus an additional $16.7 million in long-term liabilities primarily attributable to our MidCap Term Loan, NuvoGen, and QNAH Convertible Note obligations. We believe that our existing resources will be sufficient to fund our planned operations for at least the next 12 months from the issuance of these interim unaudited condensed financial statements. However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2018:

	Payments due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Debt obligations (1)	$17,754,251	$582,383	$10,303,580	$2,681,667	$4,186,621
Operating lease obligations (2)	1,232,975	529,104	703,871	—	—
Capital lease obligations (3)	87,444	57,621	29,823	—	—
Total contractual obligations	$19,074,670	$1,169,108	$11,037,274	$2,681,667	$4,186,621

(1)

Our debt obligations include amounts due to NuvoGen under an asset purchase agreement including 2.5% interest on the remaining obligation. We have an annual obligation to pay the greater of $400,000 or 6% of sales toward the NuvoGen obligation balance until the obligation is paid in full. The table reflects remaining minimum principal payments due to NuvoGen on the remaining obligation at September 30, 2018, although actual payments could be significantly more than provided in the table to the extent that 6% of revenue exceeds $400,000. Our debt obligations further include our contractual obligations pursuant to the $7.0 million MidCap Term Loan borrowed in 2018, including contractual interest payments and a final premium fee relating to this loan. Additional amounts may be due and payable in future periods as the MidCap Revolving Loan is activated and if we meet the requirements for the second tranche of the MidCap Term Loan funding and determine that it is in our best interest to draw on those funds prior to September 30, 2019. Refer to Note 8 of our interim unaudited condensed financial statements for payments due under the MidCap Term Loan. The QNAH Convertible Note is also included in our debt obligations as of September 30, 2018. The table reflects the principal balance on the QNAH Convertible Note of $3,000,000 and interest at 3.0% per annum assuming that the balance will be paid upon maturity in October 2020 and not converted by QNAH into shares of our common stock prior to maturity.

(2)	Our operating lease obligations consist of the leases for our laboratory and office facilities in Tucson, AZ expiring in 2021, as well as office copier leases.
(3)	Our capital lease obligations consist of several computer equipment leases which were entered into on various dates between December 2012 and September 2018.

Off-Balance Sheet Arrangements

Through September 30, 2018, we have not entered into any off-balance sheet arrangements as defined by applicable SEC regulations.

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

Excluding the paragraphs below, there were no changes in our critical accounting policies and estimates during the three months ended September 30, 2018 from those set forth in “Critical Accounting Policies and Significant Judgments and Estimates” in our December 31, 2017 Annual Report on Form 10-K filed with the SEC on March 23, 2018.

We adopted the Financial Accounting Standards Board (“FASB”) new revenue standard, Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), on January 1, 2018 using the full retrospective approach. The adoption of this standard did not have a material impact on 2017 or 2016 revenue recognition or on opening equity, as the timing and measurement of revenue recognition is materially the same under ASC 606 as it was under the prior relevant guidance.

Revenue from contracts with customers is recognized when, or as, we satisfy our performance obligations by delivering the promised goods or service deliverables to our customers. A good or service deliverable is transferred to a customer when, or as, the customer obtains control of that good or service deliverable. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring our progress in satisfying the performance obligation in a manner that depicts the transfer of the goods or services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that we determine the customer obtains control over the promised good or service deliverable. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those promised goods or services (i.e., the “transaction price”). In determining the transaction price, we consider multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, we consider the range of possible outcomes, the predictive value of its past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as the judgment and actions of third parties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $6.2 million at September 30, 2018, which primarily consist of U.S. Government money market funds. These funds have lower risk than traditional money market funds and are subject to fewer withdrawal penalties and limitations. Still, such interest-bearing instruments carry some degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates relating to these investments. We had $27.6 million in short-term available-for-sale securities at September 30, 2018. Our investments in short-term available-for-sale securities are at some risk for losses from possible volatility in the market. However, our investments are in a low risk portfolio comprised of U.S. Treasuries and high credit quality corporate debt securities which have an average credit rating of AA. We do not anticipate exposure to significant market risk relating to our available-for-sale securities based upon our conservative investment policy. A hypothetical 10% change in the interest rates affecting our cash, cash equivalents and short-term available-for-sale securities at September 30, 2018 would not have had a material impact on the value of our cash, cash equivalents and short-term available-for-sale securities at September 30, 2018.

Our MidCap Term Loan is variable interest rate debt for which $7.0 million was outstanding relating to the MidCap Term Loan at September 30, 2018. The MidCap Term Loan bears interest at a floating rate equal to 7.25% per annum, plus the greater of (i) 1.25% or (ii) one-month LIBOR. A hypothetical 10% change in the LIBOR rate at September 30, 2018 would not have had a material impact on our debt-related interest obligations.

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

As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risks Related to our Business and Strategy

We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.*

We have incurred losses since our inception and expect to incur losses in the future. We incurred net losses of $4.8 million and $14.3 million for the three and nine months ended September 30, 2018, respectively, compared to net losses of $5.4 million and $17.0 million for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $148.9 million. We expect that our losses will continue for the foreseeable future as we will be required to invest significant additional funds to support product development, including development of our next generation instrument platforms, development of our new HTG EdgeSeq panels, including our initial U.S. IVD assay, development of assays pursuant to our Governing Agreement with QML, and the commercialization of our HTG EdgeSeq system and proprietary consumables. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products and services. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products and services, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

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

Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, QML and another customer accounted for 72% and 10% of our revenue, respectively, for the three and nine months ended September 30, 2018, and for 75% and 8% of our accounts receivable balance, respectively, as of September 30, 2018. If orders from our top customers or the number of collaboration projects with QML are reduced or discontinued, our revenue in future periods may materially decrease. Fluctuations in our operating results may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described under the caption “Risk Factors – Risks Related to Our Business and Strategy” of this report. In addition, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. Our products involve a significant capital commitment from our customers or may depend on customer studies that have variable or indefinite timelines and accordingly, involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Also, activities performed under our Governing Agreement involve significant resource commitments by us and depend on QML activities over which we have limited control and on biopharmaceutical customer activities and studies that have variable or indefinite timelines and outcomes. We may expend significant effort in attempting to meet our development obligations under the Governing Agreement, the respective payments for which may occur in a different period. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of investors or securities analysts, our stock price may be adversely affected.

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

When we place a system under a reagent rental agreement, we install equipment in the customer’s facility without a fee and the customer agrees to purchase consumable products at a stated priced over the term of the agreement. While some of these agreements did not historically contain a minimum purchase requirement, we have included a minimum purchase requirement in all current reagent rental agreements and will continue to do so in the future. We retain title to the equipment and such title is transferred to the customer at no additional charge at the end of the initial arrangement. The cost of the instrument under the agreement is expected to be recovered in the fees charged for consumables, to the extent sold, over the term of the agreement.

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

We face significant competition in the life sciences research and diagnostics markets. We currently compete with both established and early-stage life sciences research companies that design, manufacture and market instruments and consumables for gene expression analysis, liquid-based specimen analysis (e.g., plasma, blood and urine), single-cell analysis, PCR, digital PCR, other nucleic acid detection and additional applications. These companies use well-established laboratory techniques such as microarrays or qPCR as well as newer technologies such as next generation sequencing. We believe our principal competitors in the life sciences research market are Agilent Technologies, Inc., ArcherDx, Inc., BioRad Laboratories, Fluidigm Corporation, Foundation Medicine, Inc., Genomic Health, Illumina, Inc., Abbott Molecular, Luminex Corporation, Affymetrix, Inc., NanoString Technologies, Inc., entities owned and controlled by QIAGEN N.V., Roche Diagnostics, a division of the Roche Group of companies, Personal Genome Diagnostics and Thermo Fisher Scientific, Inc. In addition, there are several other market entrants in the process of developing novel technologies for the life sciences market. One or more of our competitors could develop a product that is superior to a product we offer or intend to offer, or our technology and products may be rendered obsolete or uneconomical by advances in existing technologies.

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

We expect to generate a portion of our revenue internationally and are subject to various risks relating to our international activities which could adversely affect our operating results.*

During the three and nine months ended September 30, 2018, approximately 79% and 77% of the Company’s revenue was generated from sales originated by customers located outside of the United States, respectively, compared with 68% and 49% for the three and nine months ended September 30, 2017, respectively. We expect that a percentage of our future revenue will continue to come from international sources, driven in part by activities conducted pursuant to our Governing Agreement, and we expect to expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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

Payments under the instruments governing our indebtedness may reduce our working capital. In addition, a default under our MidCap Credit Facility could cause a material adverse effect on our financial position.*

Pursuant to the terms of an asset purchase agreement with NuvoGen, we agreed to annually pay NuvoGen the greater of $400,000 or 6% of our yearly revenue until the total aggregate cash compensation paid to NuvoGen under the agreement equals $15.0 million. To date, we have paid NuvoGen approximately $7.8 million. Payments to NuvoGen will result in a reduction in our working capital as we continue to make payments on this obligation.

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

If any members of our management team were to leave us or we are unable to recruit, train and retain key personnel, we may not achieve our goals.*

Our future success depends on our ability to recruit, train, retain and motivate key personnel, including our senior management, research and development, manufacturing, service and sales and marketing personnel. If we were to lose one or more of our key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies. Competition for qualified personnel is intense, and we may not be able to attract talent. Our growth depends, in part, on attracting, retaining and motivating highly trained sales personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively identify and sell to potential new customers, including new biopharmaceutical company customers. In particular, the commercialization of our HTG EdgeSeq system and related panels requires us to continue to establish and maintain sales and support teams to optimize the markets for research tools and, where approved, diagnostic assays, and to fully optimize a broad array of diagnostic market opportunities as we receive approval for any future diagnostic products. We do not maintain fixed term employment contracts or key man life insurance relating to any of our employees. Because of the complex and technical nature of our products and the dynamic market in which we compete, any failure to retain our management team or to attract, train, retain and motivate other qualified personnel could materially harm our operating results and growth prospects.

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

As we move into new markets and applications for our products, incumbent participants in such markets may assert their patents and other proprietary rights against us as a means of slowing our entry into such markets or as a means to extract substantial license and royalty payments from us. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we currently have. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may provide little or no deterrence or protection. Therefore, our commercial success may depend in part on our non-infringement of the patents or proprietary rights of third parties. Numerous significant intellectual property issues have been litigated, and will likely continue to be litigated, between existing and new participants in our existing and targeted markets and competitors may assert that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. We have not conducted comprehensive freedom-to-operate searches to determine whether the commercialization of our products or other business activities would infringe patents issued to third parties. Third parties may assert that we are employing their proprietary technology without authorization. In addition, our competitors and others may have patents or may in the future obtain patents and claim that use of our products infringes these patents. We could incur substantial costs and divert the attention of our management and technical personnel in defending against any of these claims. Parties making claims against us may be able to obtain injunctive or other relief, which could block our ability to develop, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties or be prohibited from selling certain products. We may not be able to obtain these licenses at a reasonable cost, if at all. We could therefore incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins. In addition, we could encounter delays in product introductions while we attempt to develop alternative methods or products to avoid infringing third-party patents or proprietary rights. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products, and the prohibition of sale of any of our products could materially affect our ability to grow and gain market acceptance for our products.

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

Changes or modifications in financial accounting standards, including those related to revenue recognition, may harm our results of operations.*

From time to time, the FASB, either alone or jointly with other organizations, promulgates new accounting principles that could have an adverse impact on our financial position, results of operations or reported cash flows. For example, in May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), and subsequently issued implementation guides (collectively, the “New Revenue Standard”). The New Revenue Standard superseded nearly all previous revenue recognition guidance under GAAP and became effective for us beginning January 1, 2018. We have implemented the New Revenue Standard as of January 1, 2018 in the accompanying interim unaudited condensed statements of operations and condensed balance sheets and have reflected the new disclosure requirements in the accompanying notes to the accompanying interim unaudited condensed financial statements for the quarter ended September 30, 2018. Our inability to adopt the New Revenue Standard or any new accounting standard correctly, or to update or modify our internal controls as needed, by the mandated adoption dates could adversely affect our financial reporting obligations, corresponding regulatory compliance and/or investors’ confidence in us. Also, if we were to change our critical accounting estimates, including those related to the recognition of collaboration revenue and other revenue sources, our operating results could be significantly affected.

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

4.10	Warrant issued to MidCap Funding XXVIII Trust, dated March 26, 2018 (incorporated by reference to Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2018).

10.1+	HTG Molecular Diagnostics, Inc. Amended and Restated Non-Employee Director Compensation Policy.

10.2	First Amendment to Statement of Work No. 2, dated August 7, 2018, under Master Assay Development, Commercialization and Manufacturing Agreement between the Registrant and QIAGEN Manchester Limited.

10.3	Second Amendment to Statement of Work No. 2, dated August 13, 2018, under Master Assay Development, Commercialization and Manufacturing Agreement between the Registrant and QIAGEN Manchester Limited.

10.4	Second Amendment to the Supplement Agreement, dated August 13, 2018, by and among the Registrant, QIAGEN Manchester Limited and Bristol-Myers Squibb Company.

Exhibit Number	Description
10.5

Third Amendment to Statement of Work No. 2, dated September 27, 2018, under Master Assay Development, Commercialization and Manufacturing Agreement between the Registrant and QIAGEN Manchester Limited.

10.6*

First Amendment to Statement of Work No. 3, dated September 21, 2018, under Master Assay Development, Commercialization and Manufacturing Agreement between the Registrant and QIAGEN Manchester Limited.

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

HTG Molecular Diagnostics, Inc.

Date: November 8, 2018	By:	/s/ Timothy B. Johnson
Timothy B. Johnson
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Shaun D. McMeans
Shaun D. McMeans
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)