Form 10-K
period 2018-12-31
HTG MOLECULAR DIAGNOSTICS, INC
filed 2019-03-07
CIK 1169987

pa

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-37369

HTG Molecular Diagnostics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	86-0912294
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3430 E. Global Loop, Tucson, AZ	85706
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 289-2615

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if he registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Capital Market on June 29, 2018, was $90,728,255.

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2019 was 28,606,012.

i

PART I

Unless the context requires otherwise, references to “HTG,” “HTG Molecular Diagnostics,” “we,” “us” and “our” refer to HTG Molecular Diagnostics, Inc.

Forward-Looking Statements

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Consolidated Results of Operations,” may contain forward-looking statements. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “continue,” “seek,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes, to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•	our ability to successfully commercialize our products and services, including our HTG EdgeSeq assays and corresponding automation systems;
•	our ability to generate revenue from our products and services and drive revenue streams, including molecular diagnostic (“MDx”) revenue;
•	our ability to secure regulatory clearance or approval, domestically and internationally, for the clinical use of our products;
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

•	our intellectual property position;
•	our ability to comply with the restrictions of our debt facility and meet our debt obligations;
•	our expectations regarding the market size and growth potential for our life sciences and diagnostic businesses;
•	our expectations regarding trends in the demand for sample processing by our biopharmaceutical company customers;
•	any estimates regarding expenses, future revenue and capital requirements; and
•	our ability to sustain and manage growth, including our ability to develop new products and enter new markets.

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

Item 1. Business.

Overview

We are a commercial stage life sciences company focused on advancing the promise of precision medicine. Our product and service solutions are based on our proprietary next generation digital HTG EdgeSeq technology that enables the detection and measurement of biomarkers using a small amount of biological sample, in liquid or solid forms. Our menu of HTG EdgeSeq assays are automated on our HTG EdgeSeq platform, which applies genetic sequencing tools that generate expression data in a timely manner utilizing a simplified workflow for customers. We seek to leverage key business drivers in molecular profiling for biomarker analysis and diagnostics, including the acceleration of precision medicine, the migration of molecular testing to NGS-based applications, the movement to smaller and less invasive biopsies, the need for greater diagnostic sensitivity, the need to conform to challenging healthcare economics and the need for automation and an easily deployable workflow. For example, these capabilities enable customers to extend the use of limited biological samples for retrospective analysis, gaining further understanding of the molecular drivers of disease with the goal of developing biomarker-driven targeted therapies. We also believe our technology can be used in clinical applications that will simplify, consolidate and reduce the cost of NGS-based diagnostic workflows and in commercialized companion diagnostic (“CDx”) tests.

In 2014, we launched our HTG EdgeSeq technology, which generates a molecular profiling library for detection of RNA using NGS. Our HTG EdgeSeq assays are automated on our HTG EdgeSeq platform. Our innovative platform and menu of molecular profiling panels are being utilized in two complimentary ways in advancing precision health. Biopharmaceutical companies and other translational research centers utilize our technology to discover and validate biomarkers which can identify patient populations most likely to respond to certain therapies. The capability to analyze hundreds or thousands of genes from a small biological sample allows customers to more economically unlock substantial amounts of molecular data. In addition to purchasing our technology for use in customer facilities, customers can also obtain the advantages of our proprietary technology through our service offerings. Pre-clinical services, including custom assay development and sample processing services provided by our VERI/O laboratory, allow customers the ability to more efficiently identify and validate biomarker signatures across their drug portfolios. Our ISO 13485 2018 quality system and diagnostic development teams also partner with biopharmaceutical company customers to develop, manufacture and commercialize companion diagnostics. Although our initial focus is oncology, we offer customers a full solution from biomarker discovery to deployment of CDx tests across all disease states. Clinical testing labs face significant challenges in adopting NGS-based workflows and the HTG EdgeSeq platform was designed to address many of these challenges such as high sample loads, RNA extraction and other costly and complex workflow processes. Utilizing NGS as our method of detection provides our customers with the benefits of our highly multiplexed and extraction-free chemistry and the sensitivity and dynamic range of the sequencers, providing a powerful value proposition and complete workflow.

Our HTG EdgeSeq platform is currently focused on RNA-based applications, which we believe is an area of significant unmet need and where we have demonstrated competitive advantages. In addition to expanding our applications in RNA, we are developing our HTG EdgeSeq technology to analyze DNA in biological samples, as we expect the market to express a growing need for multi-modal testing and analysis.

Our products include instrumentation (or platforms), consumables, including assay kits, and software analytics that, as an integrated system, automate sample workflow and can quickly, robustly and simultaneously profile tens, hundreds or thousands of molecular targets from samples a fraction of the size required by many prevailing technologies. Our objective is to establish our solutions as the standard in biomarker development and molecular diagnostics, and to make their benefits accessible to all molecular labs from research to the clinic. We believe that our target customers desire high quality molecular profiling information in a multiplexed panel format from increasingly smaller and less invasive samples, with the ability to test and analyze such information locally to minimize turnaround time and cost.

We believe customer utilization of our HTG EdgeSeq technology will drive the following three distinct but synergistic revenue streams:

1.

Research use only (“RUO”) profiling revenue associated with biomarker programs in biopharmaceutical companies and other translational research centers. Customers access our technology by purchasing our HTG EdgeSeq platform and/or utilizing our VERI/O service lab capabilities. The number of early stage biomarker programs utilizing our technology has been growing steadily and we expect this number to continue to grow as we launch new profiling panels. We expect some of these programs to advance to late-stage programs that will require diagnostic grade investigational use only (“IUO”) assays for use in clinical trials, which is a driver of our second revenue stream, collaboration service revenue.

2.

Collaborative development services revenue associated with companion diagnostic development programs for biopharmaceutical companies. Our HTG EdgeSeq technology is utilized to develop, seek regulatory approval for and commercialize CDx assays for biopharmaceutical drug candidates and corresponding therapeutics. In November 2016, we entered into a Master Assay Development, Commercialization and Manufacturing Agreement (the “Governing Agreement”) with QIAGEN Manchester Limited (“QML”), a wholly owned subsidiary of QIAGEN N.V. in the field of oncology. We have also entered into collaborative development agreements directly with biopharmaceutical company customers in other fields. Alone, or in partnership with QML, we have entered into four companion diagnostic agreements to date, of which two are actively generating collaborative development services revenue as of December 31, 2018. Collaborative development services revenue has been and is expected to continue to fluctuate significantly from period to period as this revenue is heavily milestone-driven such that delays in completion or acceptance of project milestones and biopharmaceutical company customer internal timeline adjustments result in periods of varying levels of development activity that is often difficult to forecast. We believe this is an important component of our business due to the possibility of successful late stage programs leading to commercialization of CDx tests in multiple geographies. We believe such commercialization would contribute significantly to our third expected revenue stream.

3.

Our third developing revenue stream, MDx revenue, which represents the sale of our regulated diagnostic products, is expected to begin initial ramp in 2019. We plan to generate MDx revenue from three primary sources:

•	companion diagnostic assays resulting from our biopharmaceutical collaborations;
•	diagnostic partnerships resulting from our collaborations with European key opinion leaders; and
•	proprietary diagnostic assays developed by us.

As of December 31, 2018, we sell two internally developed proprietary CE/IVD marked assays, including our HTG EdgeSeq DLBCL Cell of Origin Assay EU and HTG EdgeSeq ALKPlus Assay EU. Several additional diagnostic tests are in early stage development, which we expect to drive this category of revenue in future periods.

To facilitate further our ability to generate European MDx revenue and improve our responsiveness to customer needs on a local level, we formed of a French subsidiary, HTG Molecular Diagnostics France SARL (“HTG France”), in November 2018. We plan to have HTG France operate an applications incubator laboratory in Sausheim, France, providing application support and biomarker program services for our European collaborations. We expect HTG France to provide similar biomarker program services to those provided by our VERI/O laboratory in the United States, on a much smaller scale, in the second half of 2019.

In the first quarter of 2019, we announced the initiation of a program for the clinical development of a comprehensive breast cancer molecular diagnostic assay. This program will be headquartered in a new development facility in the San Francisco Bay Area of California. Our Chief Scientific Officer, Dr. Maureen Cronin, will oversee this new breast cancer program and Dr. Joseph Sparano of the Albert Einstein College of Medicine has agreed to lead our scientific advisory board for the program. Dr. Cronin and Dr. Sparano have extensive experience in breast cancer and breast cancer diagnostics which we expect to provide significant benefit throughout this development process. In addition, Laura Beggrow, our President, Diagnostics, will lead our diagnostic initiatives, including the daily management of the breast cancer program’s development team and collaboration with our key opinion leaders.

Our Strategy

Our objective is to establish our solutions as the standard in molecular profiling, and to make their benefits accessible to all molecular labs from research to the clinic. The key components of our strategy are:

•

Increase and strengthen companion diagnostics collaborations with biopharmaceutical companies. We believe collaborations with biopharmaceutical companies with late-stage drug development programs will lead to us generating companion diagnostic consumables revenue. As of December 31, 2018, we had 75 active early stage development programs across leading biopharmaceutical companies which are incorporating biomarkers and potentially companion diagnostics in their drug development programs. We plan to develop novel RNA-based gene classifiers to help biopharmaceutical companies and leading translational medicine researchers better understand and predict durable response to immune checkpoint inhibitor drug candidates, such as anti-PD-L1 therapeutics, in mono and combination therapies. We also plan to develop novel RNA and DNA profiling tests that can provide important biomarker information in emerging areas of immuno-oncology, auto-immune and other disease areas.

•

Develop new proprietary molecular diagnostic panels with high medical utility. Our HTG EdgeSeq platform was developed with features that we believe solve many of the issues facing NGS-based workflows. Our technology will enable local molecular labs to routinely test targeted RNA expression, including expressed gene mutations, such as ALK gene rearrangements using our HTG EdgeSeq ALKPlus Assay, all from extremely small samples, such as a single five-micron section of formalin-fixed paraffin-embedded (“FFPE”) tissue. We plan to develop future molecular diagnostic assays in conformance with existing reimbursement codes to facilitate our clinical customers’ billings. We also plan to work in the major European medical centers to develop and validate certain solid tumor classifiers and lower cost alternatives for breast and prostate cancer testing.

•

Establish our systems workflow as the best solution for clinical sequencing. We intend to continue to establish our technology as the best complimentary workflow with next generation sequencers. We believe our differentiated HTG EdgeSeq chemistry will accelerate adoption by leveraging the large and growing installed base of next generation sequencers. We are engaged with industry and corporate partners, including Illumina, Inc., Thermo Fisher Scientific, Inc. and QML, to position our HTG EdgeSeq products as the benchmark for workflow in targeted sequencing applications.

•

Expand the addressable market of our technology through new applications and expansion into new liquid biopsies. We have demonstrated technical feasibility for several new applications that are intended to allow us to measure DNA mutations directly and/or in expressed RNA and improve the already-high sensitivity of our HTG EdgeSeq assays. These and other planned new applications are expected to allow us to, among other things, develop future “multi-parameter” panels that detect both RNA and DNA targets in a single assay, for use in translational research, companion diagnostics and molecular diagnostics. As biopsies continue to utilize less invasive methods, it will be important to expand our applicability to new liquid samples such as PAXgene, platelets and exosomes.

Our Market Opportunities

Cancer Molecular Profiling and Genomics in Life Science Research

Molecular profiling is the analysis of biomarkers, including DNA and RNA and protein, in biological samples, such as tissue, cells, blood and other biofluids, to identify gene expression patterns or genomic changes. The HTG EdgeSeq technology coupled with NGS is making it possible to perform these characterizations in unprecedented ways, resulting in a shift from the traditional approach of looking at one target at a time to the simultaneous analysis of potentially tens, hundreds or thousands of targets.

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

The market for molecular profiling in cancer is expected to be $8.9 billion by 2022. The genomics market, to which our technology is broadly applicable, is expected to reach over $22.0 billion in the same timeframe.

Therapy Driven Diagnostics - Companion Diagnostics

The World Health Organization estimates that cancer will lead to the death of 11.5 million people by 2030. While progress has been made, it is commonly accepted that cancer therapies are not helping enough patients. As a result, biopharmaceutical companies are aggressively deploying biomarker driven strategies to improve the response rates to existing and new drugs in development. These companies are looking for technology solutions that can more effectively identify the biological root causes of disease and aid the discovery on biomarkers to better develop and target drugs to the right patients. The companion diagnostic market is currently estimated at $2.6 billion and growing approximately 20% annually. We believe that the acceleration of investment into immunotherapy drugs will also be a catalyst for future companion diagnostics for combination therapies where RNA gene expression classification is expected to be important.

When a molecular biomarker panel is used for selection of patients in a Phase 2 or Phase 3 clinical trial to demonstrate safety and efficacy of a new drug, the drug and biomarker test are often submitted to the applicable regulatory agency for approval together. In the United States, upon U.S. Food and Drug Administration (“FDA”) approval or clearance of the CDx test, the patient must be tested with the CDx test prior to being treated with the drug. Companion diagnostic tests have a clear clinical utility which generally supports favorable reimbursement decisions. We believe there are over 900 active oncology drug development programs, most of which have molecular biomarker strategies, creating a significant opportunity for molecular diagnostic companies with the right molecular profiling solutions.

Molecular Diagnostics – NGS-based Workflows

Complexities and Challenges of Molecular Diagnostics Today

Currently, molecular profiling typically is conducted in the clinical setting using a variety of profiling techniques and instrumentation platforms across multiple laboratory departments, and, in many situations, sent to distant labs. These techniques include immunohistochemistry (“IHC”), fluorescent in situ hybridization (“FISH”), polymerase chain reaction (“PCR”), gene expression arrays (“GEA”) and NGS. This distributed profiling approach has accelerated the use of molecular profiling and increased the need to make the process more accessible and routine. However, molecular profiling is also highly specialized because many current technologies are complex, require multiple capital-intensive workflows, and are not economically scalable to the case volume of the local laboratory. The fragmentation of methods, smaller sample sizes, sample logistics and information flow has created significant challenges for labs, physicians and patients.

Our Solution

At the core of our solution is our proprietary chemistry known as quantitative nuclease protection (“qNPA”). Our qNPA-based chemistries provide a sensitive and efficient method for analyzing DNA and RNA as it eliminates the need for DNA or RNA extraction and other complex processes. We designed and developed our automation platforms to optimize the capabilities of our chemistries, provide fast turnaround time and enable ease of use to molecular labs. Our chemistries and automation platforms are highly adaptable, so when molecular profiling needs change or emerge, we expect to be able to efficiently add new applications to address these needs.

Our products and services are designed to work with many different biological sample types, can generate robust results from very small samples, and obviate the need for many of the sample-preparation steps associated with traditional molecular techniques. Our platforms and assays enable the simultaneous detection and quantitation of tens, hundreds or thousands of molecular targets and are capable, now or in the future, of profiling multiple parameters such as RNA expression levels, RNA-expressed gene fusions and insertions and DNA mutations in a single testing workflow that can use NGS detection for quantitative measurement.

We believe most customers in our target markets would prefer to maintain control of their samples and perform the testing and analysis internally but are challenged by limitations in available technologies. We believe we are well positioned to democratize NGS‑based molecular profiling with the following key product benefits:

•

Optimize sample utilization. Our systems can analyze as many as 2,500 genes from extremely small sample volumes such as a single five-micron section of tissue or 15 microliters of plasma or serum. Our technology allows customers to do more with less, which meets the needs of clinical or pre-clinical laboratories where today there is often not enough patient sample to do all the testing desired. We believe providing customers the ability to work with extremely small sample will be a significant driver of adoption of our technology and systems.

•

Compatibility with multiple sample types. Our HTG systems allow customers to profile and unlock molecular information from a wide variety of biological samples such as FFPE tissue, cells, blood serum and plasma. We have successfully demonstrated the ability to profile these and other sample types and believe we ultimately can profile most clinically relevant sample types, including cell-free circulating nucleic acids from tumors, a rapidly developing area of investigation which is referred to as a liquid biopsy. We believe that the capabilities of our system will allow us to efficiently expand applications, regardless of sample type.

•

Flexible and adaptable chemistry allows for use in multiple applications. We believe our proprietary chemistry provides the ability to measure a variety of molecular targets in many necessary applications, including RNA expression levels, expressed RNA gene rearrangements (such as gene fusions and insertions), and DNA point mutations, and offers the ability to quantify these applications on a variety of NGS platforms. This flexibility provides customers the ability to optimize their use of our technologies based on their specific throughput, workflow and application needs. Our proprietary chemistry is comparatively simple, with fewer steps than competing technologies. For example, compared to RT-quantitative PCR (“qRT-PCR”), our chemistry does not require cDNA synthesis. Compared to traditional RNA sequencing, our chemistry does not require extraction, cDNA synthesis, shearing, rRNA depletion, ligation, adenylation, or size selection. We believe that the elimination of these steps helps prevent biases associated with these steps, sample degradation and increased opportunities for technician error.

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

•

Simplified bioinformatics. Our software provides data in a simple and easy to use format through a simple graphical user interface that is flexible enough for researchers yet structured enough for clinical laboratories. The HTG EdgeSeq parser software, which processes the data from the NGS platform, is modular so that new applications can be downloaded without any changes to hardware. We believe the simplicity of our bioinformatics solution will help drive the adoption of our platform.

Our Competitive Advantages

We believe that our HTG EdgeSeq technology provides us with a number of competitive advantages that set us apart from others in our industry and that will continue to drive new customers toward our solutions. Such advantages include:

•

Proprietary and patent-protected HTG EdgeSeq technology enabling researchers and clinical labs the ability to capture information encompassing up to thousands of genes from extremely small sample sizes with the sensitivity and dynamic range of next generation sequencers;

•	Industry partnerships with leading NGS companies enabling the development and commercialization of next generation molecular diagnostics utilizing the combined power of HTG EdgeSeq and NGS technology;
•

Partnerships with leading biopharmaceutical companies and a fast-growing pipeline of early and late stage biomarker programs expected to generate significant opportunities for companion diagnostic products;

•

Strengthening market position solidified by comprehensive product and service capabilities ranging from custom assay development, retrospective sample analysis, in vitro diagnostic (“IVD”) assay development, regulatory submission support, global companion diagnostic commercialization capabilities available as a result of key contractual relationships and a robust automation platform for democratization of NGS-based molecular profiling; and

•	A highly experienced senior management team.

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

•

HTG EdgeSeq DLBCL Cell of Origin Assay EU. The HTG EdgeSeq DLBCL Cell of Origin Assay EU is an IVD assay that uses GEP to determine the cell of origin (“COO”) subtype of DLBCL tumors from FFPE tissue section. The gene expression data are assessed by a classification algorithm and the tumor samples are determined to be of the ABC, GCB or unclassified subtype. This product has obtained CE-marking in Europe where it is available for diagnostic use. It is not for sale in North America.

•

HTG EdgeSeq ALKPlus Assay EU. The HTG EdgeSeq ALKPlus Assay EU is an IVD NGS-based assay sold in the EU intended to measure and analyze mRNA ALK gene fusion events in FFPE lung tumor specimens from patients previously diagnosed with non-small cell lung cancer (“NSCLC”). This product has also obtained CE-marking in Europe where it is available for diagnostic use. It is not for sale in North America.

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

•

HTG EdgeSeq Precision Immuno-Oncology Panel. The NGS-based HTG EdgeSeq Precision Immuno-Oncology Panel is designed to measure the immune response both inside the tumor and the surrounding microenvironment. By leveraging the high sensitivity and dynamic range of NGS instrumentation, this powerful tool measures 1,392 genes from a single section of FFPE tissue, extracted RNA or PAXgene samples.

Our Technology

HTG EdgeSeq Chemistry

Our HTG EdgeSeq chemistry is shown schematically in the figure below. Specifically, DNA nuclease protection probes, or DNA protection probes, which include a target-specific region flanked by universal wing sequences are hybridized to targeted RNAs. Target RNA can be both soluble and cross-linked in the biological matrix. Universal DNA wingmen probes are hybridized to the wings to prevent S1 nuclease digestion. S1 nuclease is added to remove single-stranded nucleic acids, including unhybridized DNA protection probes and RNA. Following S1 nuclease treatment, the only remaining DNA protection probes in the reaction are those hybridized to targeted RNA and wingmen probes to form a hybridized complex. This produces an approximately 1:1 ratio of DNA protection probes to the RNA targeted in the sample. Alkaline hydrolysis of the hybridized complexes releases the DNA protection probes from such complexes. The released DNA protection probes are ready for quantitation. DNA protection probes are labeled with sequencing adaptors and tags in a thermocycler. The labeled DNA protection probes are concentrated, pooled, and ready for sequencing using standard NGS protocols. Data from the NGS instrument is processed and reported by the parser software provided with the HTG EdgeSeq system.

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

•

No RNA extraction. Competitive technologies for assessing RNA generally require RNA that is isolated and purified from other components found in the sample. These time-consuming steps may lead to some target loss and bias the test outcome. In FFPE tissues, for example, it has been reported that a fraction of the RNA is lost in the purification process because it cannot be separated from insoluble tissue components and the fixation and embedding process or long storage times for FFPE tissue may damage the RNA and break it into smaller, more difficult to analyze fragments. This makes molecular profiling of small FFPE tissues particularly challenging and can result in testing failures and loss of precious samples due to insufficient RNA recovery. These biases introduced by RNA extraction cannot be overcome and may be magnified throughout the subsequent analysis. Our proprietary chemistry does not require RNA extraction for FFPE samples or most other sample types (we recommend extracting RNA from fresh-frozen tissue samples to prevent processing variability) and improves utilization of precious samples, thereby improving workflow and reducing costs by eliminating a step known to bias the data.

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

•

Simplicity. Our proprietary chemistry is simple, with fewer steps than competing technologies. Compared to qRT-PCR, our chemistry does not require extraction or cDNA synthesis. Compared to traditional RNA sequencing, our chemistry does not require extraction, cDNA synthesis, shearing, rRNA depletion, ligation, adenylation, or size selection. We believe that the accumulation of these steps required by other technologies results in amplification of biases, sample degradation and increased opportunities for technician error.

HTG Instrument Platform

Our assays and instruments were developed internally and are manufactured in Tucson, AZ under ISO 13485:2006 guidelines using our proprietary HTG EdgeSeq chemistry to simplify multiplexed nucleic acid testing in research and clinical laboratories. The entire workflow from sample preparation to a molecular profiling report can be accomplished in approximately 36 hours for 96 samples. With the speed, flexibility, sensitivity, and accuracy of our HTG EdgeSeq platform, combined with the system’s ability to work effectively with small sample volumes, researchers can profile tens, hundreds or thousands of different genes per sample.

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

In addition to direct sales of our systems, we utilize several alternative arrangements to sell our systems. Our platform can be purchased directly by our customers, who also then purchase HTG EdgeSeq assays and other consumables from us on an as-needed basis. In some instances, we provide our instruments free of charge on a limited basis to facilitate customer evaluation. We also may choose to install instruments for our customers at no cost, in exchange for an agreement to purchase assays and other consumables from us at a stated price over the term of the agreement or allow customers to rent our instrument for a monthly fee. As of December 31, 2018, we had an installed base of 49 instruments (consisting of 32 systems sold, three covered under reagent rental agreements, seven evaluation units and seven systems with key opinion leaders) and an additional three instruments installed at third-party sites in support of companion diagnostic collaboration projects.

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

We completed the CE marking of the HTG EdgeSeq ALKPlus Assay EU in Europe in March 2017 as a companion diagnostic for ALK positive therapies in NSCLC lung cancer cases. Information on the ROS1, RET, NTRK1 and HER2 gene rearrangements included in the ALKPlus Assay panel is provided with RUO status. After obtaining the appropriate exemption(s), we believe the ROS1, RET, NTRK1 and HER2 gene rearrangements detected with the ALKPlus Assay could also be used for investigational use only for certain late-stage drug development trials, and, as appropriate, receive FDA approval in the future. Our PMA application for the HTG EdgeSeq AlkPlus Assay in the U.S. market, which we initiated in 2016, is currently on hold as we evaluate additional medical content for this assay. We also CE/IVD marked our HTG EdgeSeq DLBCL COO EU test in October 2015, which is utilized to differentiate the two main sub-types of DLBCL, ABC and GCB. We expect these two CE/IVD marked assays to begin generating revenue in 2019.

We have also initiated early development on a comprehensive assay intended to allow for breast cancer prognosis and prediction. Over the past decade, significant molecular information and understanding of breast cancer biology has emerged, which we believe has created a substantial opportunity to develop a broader and more comprehensive set of markers and signatures to support clinical decision making using a single panel. We estimate that this type of panel could serve a target market of nearly 400,000 patients in Europe and North America, alone; an available market of $200.0 million with the assumption of an average selling price per test of $500.

We are leveraging our platform to develop comprehensive molecular profiling panels across an increasing set of molecular applications, with initial focus in immuno-oncology and the identification of pathologies through molecular profiling (“next generation pathology”). In conjunction with our biopharmaceutical collaborators, we plan to develop novel RNA-based gene panels and possibly classifiers that can provide information about inflammation signatures and the molecular classification of tumors. Separately, we also plan to develop novel RNA-based gene panels designed for expanded applications in immune health monitoring and prescreening, detection of hyper-progression and predicting patient response to combination therapies. We believe that we will need to develop, refine and implement new panel protocols and make changes or adjustments to our chemistry and software to optimize these planned applications and panels for use with our HTG EdgeSeq system. We expect this to require substantial effort from our research scientists and the use of various laboratory equipment, supplies and materials, which together represent the most significant costs that we expect to incur in connection with the development of these applications and profiling panels.

Serving the decentralized markets with Project JANUS

In 2016, we began the development of our next generation instrument, referred to as Project JANUS, with the intent to potentially increase our addressable market for instrument sales to include the thousands of laboratories that make up the lower throughput clinical market. The molecular testing market is served by a mix of centralized reference laboratories, comprehensive cancer centers, and decentralized regional hospital laboratories. Volumes of particular case types and downstream testing needs for solid tumors are somewhat unpredictable for these providers. We believe Project JANUS would be well suited for managing low, medium, and surge testing volumes, thereby assisting our customers with this unpredictable aspect of their businesses. We expect testing panels for Project JANUS to include mutations, fusions, expression classifiers and a molecular surrogate for IHC. Upon development of this instrument, our approach would be to serve centralized markets with the HTG EdgeSeq system and expand service to the decentralized market of lower sample throughput laboratories with Project JANUS. Due to various research and development priorities, Project JANUS development efforts were put on hold during the third quarter of 2016. We intend to resume development efforts in accordance with development prioritization and availability of resources.

Research and Development

We have committed, and expect to commit, significant resources to developing new technologies and products, improving product performance and reliability and reducing costs. We have assembled an experienced research and development team with the scientific, engineering, software and process talent that we believe is required to successfully grow our business. As of December 31, 2018, our research and development team consisted of 40 employees across the disciplines of research and development scientist, platform development and bioinformatics.

Our development team is responsible for clinical assay development services being performed for biopharmaceutical company customers, including those entered into in accordance with our Governing Agreement with QML. We believe these programs have the potential to generate future revenue through the sale of HTG EdgeSeq instruments and test kit annuities associated with a successfully approved companion diagnostic test as the related drug gains adoption. Our research efforts are currently focused on the expansion of our technology into new immune-oncology applications as well as other applications in solid and liquid biopsies, while working to continuously improve assay performance and probe design.

Sales and Marketing

We distribute our instruments and consumables via direct sales in the United States and Europe and also through distributors in parts of Europe and other countries. As of December 31, 2018, our U.S. sales and marketing organization consisted of 19 employees including eight in direct sales or sales management, four in sales support and seven in marketing. In addition to our U.S. sales team, as of December 31, 2018, we had eight direct sales and support employees in Europe and distribution agreements in several additional countries. This sales model provides us with direct sales coverage in the United Kingdom, France, Germany, Switzerland, Belgium and the Nordic countries, with distributors in Spain, Portugal, Italy and Israel.

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

Manufacturing and Suppliers

We primarily manufacture our products within our facility in Tucson, AZ. External resources are leveraged for their specific expertise in either producing components for our HTG EdgeSeq instrument and raw materials for our consumables in accordance with our designs or based on their catalog products which are utilized as is within our designs. We manufacture HTG EdgeSeq instruments and reagent kits at our Tucson, Arizona facility, which has been certified to ISO 13485:2006 standards. We believe that our existing manufacturing capacity is sufficient to meet our needs for at least the next several years.

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

Consumables

We assemble our HTG EdgeSeq consumables at our Tucson, Arizona facility. Raw material vendors are selected using precise standards and are reviewed regularly for compliance with our specific quality requirements. We purchase raw material stock in quantities that often exceed projected annual demand. We complete batches of finished goods approximating quarterly demand and supervise inventory on a minimum/maximum basis to ensure that we are replenishing our finished goods and raw material ahead of demand.

Competition

We have categorized known competition into:

•

Other molecular platform offerings, such as PCR-based technologies, microarrays and next generation sequencers from companies such as Agilent Technologies, Inc., ArcherDx, Inc., BioRad Laboratories, Fluidigm Corporation, Illumina, Inc., Abbott Molecular, Luminex Corporation, Affymetrix, Inc., NanoString Technologies, Inc., entities owned and controlled by QIAGEN N.V., Roche Diagnostics, a division of the Roche Group of companies, Personal Genome Diagnostics and Thermo Fisher Scientific, Inc.;

•

Centralized Clinical Laboratory Improvement Amendments (“CLIA”) certified labs offering molecular profiling and gene expression tests as laboratory-developed tests (“LDTs”) such as Foundation Medicine, Inc., Trovagene, Inc., Guardant Health, Inc. and Genomic Health, Inc.; and

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

We believe the automation afforded by our HTG EdgeSeq system coupled with fast turnaround time, high multiplexing capability, lysis only/no extraction protocol and low sample requirement gives us numerous competitive advantages in our target markets, as discussed in more detail elsewhere in this report.

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

Patents and Patent Applications

As of December 31, 2018, our patent portfolio included 14 patent families that, collectively, consisted of six issued U.S. patents, 35 granted foreign patents (variously in Australia, Canada, China, Japan, France, Germany, Italy, Spain, and United Kingdom), and 24 patent applications pending in the United States and foreign jurisdictions. This portfolio is directed to our nuclease-protection-based technologies, other nucleic-acid detection methods, and to methods for DLBCL and distinguishing indeterminate nevi from melanoma. Our patent portfolio will help us maintain an exclusive position in key areas of our business, including targeted nuclease-protection based sequencing, and DLBCL cell-of-origin applications of our technology. In addition, this portfolio may provide out‑licensing opportunities, such as, for methods of detecting melanoma or detection of single-nucleotide changes. There were 10 granted patents, including one U.S. patent, directed to our novel HTG EdgeSeq methods in the portfolio as of December 31, 2018. The HTG EdgeSeq method patents will expire in April 2032. Our portfolio also included 14 applications as of December 31, 2018, seven for our direct-target sequencing (V2) HTG EdgeSeq methods and seven for our DLBCL subtyping methods, as well as a provisional application pending directed to detecting DNA and RNA in the same sample.

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

Agreements with Third Parties

Asset Purchase Agreement with NuvoGen Research, LLC

We entered an asset purchase agreement dated January 9, 2001, as amended in November 2003, September 2004, November 2012 and February 2014, with NuvoGen Research, LLC (“NuvoGen”) to acquire certain intellectual property from NuvoGen. The acquired technology generally relates to our former array-based nuclease protection panels. Pursuant to the terms of the agreement, in exchange for the acquired technology, we initially paid NuvoGen 5,587 shares of our common stock, fixed payments of $740,000 over the first two years of the agreement and, thereafter, agreed to pay NuvoGen the greater of $400,000 per year or 6% of our annual revenue, until the total aggregate cash compensation paid to NuvoGen under the agreement equals $15,000,000. Pursuant to the latest amendment to the agreement, we paid NuvoGen an annual fixed fee of $800,000, in quarterly installments, for the year ended December 31, 2017. In addition, a revenue-based payment of $85,574 was made in the first quarter 2018, for the amount by which 6% of revenue exceeded the applicable fixed fee for the year ended December 31, 2017. Although the amendment allowed for the deferral of any accrued revenue-based payments through December 31, 2017, no revenue-based payments were deferred. Beginning in 2018, on an annual basis we are obligated to pay the greater of $400,000 or 6% of our annual revenue, until the total aggregate cash compensation paid to NuvoGen under the agreement totals $15,000,000. Revenue-based payments of $526,548 were made to NuvoGen during 2018 and an additional $363,686 was payable as of December 31, 2018, for the amount by which 6% of revenue exceeded the applicable fixed fee for revenue generated during the year ended December 31, 2018. As of January 1, 2018, and continuing until the remaining obligation has been paid in full, interest on the remaining unpaid obligation will accrue and compound annually at a rate of 2.5% per year. Accrued interest on this unpaid obligation is payable on the date that the remaining obligation is paid in full.

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

MidCap Credit Facility

On March 26, 2018 we entered into a Credit and Security Agreement (Term Loan) (the “MidCap Term Loan”) and a Credit and Security Agreement (Revolving Loan) (the “MidCap Revolving Loan” and together with the MidCap Term Loan, the “MidCap Credit Facility”) with MidCap Financial Trust, as agent. MidCap Financial Trust subsequently assigned its rights and obligations as agent to MidCap Funding IV Trust.

The MidCap Term Loan provides a secured term loan facility in an aggregate principal amount of up to $20.0 million. We borrowed the first advance of $7.0 million (“MidCap Tranche 1”) on the closing date. Under the terms of the MidCap Term Loan, the second advance of $13.0 million (“MidCap Tranche 2”) will be available on or before September 30, 2019, subject to our satisfaction of certain conditions described in the MidCap Term Loan.

MidCap Tranche 1 was used to repay in full all outstanding amounts and fees due under the Loan and Security Agreement we entered into in August 2014 with Oxford Finance LLC and Silicon Valley Bank (the “Growth Term Loan”). The proceeds remaining from MidCap Tranche 1 and, if borrowed, the proceeds from MidCap Tranche 2, are expected to be used for working capital and general corporate purposes.

MidCap Tranche 1, and if borrowed, MidCap Tranche 2, each bear interest at a floating rate equal to 7.25% per annum, plus the greater of (i) 1.25% or (ii) the one-month London interbank offered rate (“LIBOR”). Principal on each term loan advance is payable in 36 equal monthly installments beginning April 1, 2020 until paid in full on March 1, 2023. Prepayments of the term loans under the MidCap Term Loan, in whole or in part, will be subject to early termination fees in an amount equal to 3.0% of principal prepaid if prepayment occurs on or prior to the first anniversary of the MidCap Closing Date, 2.0% of principal prepaid if prepayment occurs after the first anniversary of the MidCap Closing Date but on or prior to the second anniversary of the MidCap Closing Date, and 1.0% of principal prepaid if prepayment occurs after the second anniversary of the MidCap Closing Date and prior to or on the third anniversary of the MidCap Closing Date. In connection with execution of the MidCap Term Loan, the Company paid MidCap a $100,000 origination fee. Upon termination of the MidCap Term Loan, the Company is required to pay an exit fee equal to 4.50% of the principal amount of all term loans advanced to us under the MidCap Term Loan.

The MidCap Term Loan also required that we deliver subordination documents with respect to the QNAH Convertible Note, or that the QNAH Convertible Note otherwise be converted or prepaid, on or before June 30, 2018, and required us to deposit approximately $3.3 million into an escrow account by July 15, 2018 if neither event occurred by such date. As neither event occurred prior to June 30, 2018, we deposited approximately $3.3 million into an escrow account on July 11, 2018. Such escrowed funds will be released to the Company upon subsequent delivery of the requisite subordination documents or conversion of the QNAH Convertible Note. If neither delivery of the subordination documents or conversion of the QNAH Convertible Note occurs, such funds will be applied by the escrow agent to repay in full the QNAH Convertible Note at maturity (or in connection with a prepayment at the direction of the Company), subject to certain conditions described in the MidCap Term Loan.

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

Loans under the MidCap Revolving Loan accrue interest at a floating rate equal to 4.25% per annum, plus the greater of (i) 1.25% or (ii) the one-month LIBOR. Accrued interest on the revolving loans will be paid monthly and revolving loans may be borrowed, repaid and re-borrowed until March 1, 2023, when all outstanding amounts must be repaid. Subject to certain exceptions, termination or permanent reductions of the revolving loan commitment under the MidCap Revolving Loan will be subject to termination fees in an amount equal to 3.0% of the commitment amount terminated or reduced if such termination or reduction occurs on or prior to the first anniversary of the MidCap Closing Date, 2.0% of the commitment amount terminated or reduced if such termination or reduction occurs after the first anniversary of the MidCap Closing Date but on or prior to the second anniversary of the MidCap Closing Date, and 1.0% of the commitment amount terminated or reduced if such termination or reduction occurs after the second anniversary of the MidCap Closing Date and prior to or on the third anniversary of the MidCap Closing Date.

In connection with the MidCap Revolving Loan, we are required to pay customary fees, including an origination fee of 0.50% of the original commitment amount at closing (and an equivalent origination fee with respect to any increased commitments at the time of the applicable increase), a monthly unused line fee of 0.50% per annum based upon the average daily unused portion of the revolving credit facility and a monthly collateral management fee of 0.50% per annum based upon the average daily used portion of the revolving credit facility. We are also required to maintain a minimum drawn balance of not less 20% of availability under the revolving line. If we do not maintain such minimum drawn balance, it is required to pay monthly interest and fees as if an amount equal to 20% of availability had been drawn down under the revolving line.

Our obligations under the MidCap Credit Facility are secured by a security interest in substantially all of our assets, excluding intellectual property (which is subject to a negative pledge). Additionally, our future subsidiaries may be required to become co-borrowers or guarantors under the MidCap Credit Facility.

The MidCap Credit Facility contains customary affirmative covenants and customary negative covenants limiting our ability and the ability of our subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. Commencing with the calendar quarter ending on the later of (a) June 30, 2019 and (b) the last day of the calendar quarter in which MidCap Tranche 2 is funded, we must also comply with a financial covenant relating to trailing twelve-month minimum Net Revenue requirements (as defined in the MidCap Credit Facility), tested on a quarterly basis.

The MidCap Credit Facility also contains customary events of default relating to, among other things, payment defaults, breaches of covenants, a material adverse change, delisting of our common stock, bankruptcy and insolvency, cross defaults with certain material indebtedness and certain material contracts, judgments, and inaccuracies of representations and warranties. Upon an event of default, agent and the lenders may declare all or a portion of our outstanding obligations to be immediately due and payable and exercise other rights and remedies provided for under the agreement. During the existence of an event of default, interest on the obligations could be increased by 3.0%.

We granted the lender ten-year warrants to purchase 18,123 shares of our common stock at $7.73 per share as a result of Tranche 1. Upon drawdown of Tranche 2, we will issue additional ten-year warrants to purchase shares of our common stock in an aggregate amount equal to 2.0% of the amount drawn, divided by the exercise price per share for that tranche (defined as 1.5 times the volume-weighted average closing price of our common stock for the ten business days immediately preceding the business day before the issue date). The fair value of the warrants on the date of issuance was approximately $74,000, determined using the Black-Scholes option-pricing model, and was recorded as a discount to the MidCap Term Loan.

LIBOR, which is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally, is currently scheduled to be phased out in 2021. Before LIBOR is phased out, we may need to renegotiate the MidCap Credit Facility to replace LIBOR with a new standard, which has yet to be established. The consequences of these developments cannot be entirely predicted, but could result in higher interest rates on our loans under the MedCap Credit Facility.

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

Under each development plan, Illumina will provide specified regulatory support and rights, and develop and deliver to us an executable version of custom software, which, when deployed on Illumina’s MiSeqDx sequencer, would enable sequencing by the end-user of the subject IVD test kit probe library. Illumina retains ownership of the custom software, subject to our right to use the custom software in connection with the commercialization of IVD test kits. We are required to pay fees to Illumina upon achievement of specified regulatory milestones relating to the IVD test kits, though none of these regulatory milestones have been reached through December 31, 2018. We have also agreed to pay Illumina a single digit percentage royalty on net sales of any IVD test kits that we commercialize pursuant to the Restated Agreement.

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

The Governing Agreement has a five-year term, though either party may terminate the Governing Agreement upon (i) the other party’s uncured material breach, bankruptcy or insolvency, (ii) specified events affecting all statements of work, or (iii) a change of control by either party, except neither party will have such change of control termination right to the extent the Governing Agreement relates to one of the statements of work entered into under the agreement. In the event a party terminates the Governing Agreement for its own change of control, a $2.0 million termination payment will be payable to the non-terminating party.

We have entered into three statements of work under the Governing Agreement to date, of which two remained active as of December 31, 2018. For additional information relating to the statements of work associated with our Governing Agreement see Item 8, “Notes to Consolidated Financial Statements.”

Stock Purchase Agreement

Pursuant to a stock purchase agreement, entered concurrent with the Governing Agreement, QIAGEN North American Holdings, Inc. (“QNAH”) another wholly owned subsidiary of QIAGEN N.V., purchased 833,333 shares of our common stock on November 17, 2016 at $2.40 per share, for a total purchase price of $2.0 million. The purchase price for the shares of common stock purchased by QNAH on November 17, 2016 reflected the parties’ agreement as to the fair market value of the shares as of the closing. However, the portion of the purchase price per share that exceeded the most recently reported closing price of our common stock, or $175,000 in the aggregate, was attributed to the Governing Agreement and recorded as deferred revenue to be recognized on a straight-line basis over the Governing Agreement’s five-year term. No additional shares of our common stock were purchased by QNAH in the second tranche closing allowed for in this agreement and QNAH had no further obligation to purchase our common stock under the agreement.

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

Third-Party Coverage and Reimbursement

Clinical laboratories acquire our instrumentation through a capital purchase, capital lease or reagent purchasing agreement. These laboratories offer their customers a menu of testing services using our IVD test kits or their LDTs, which they may develop using components they purchase from us, or a combination of both. Our customers generate revenue for these testing services by collecting payments from third-party payors, including public and private payors, as well as patient co-payments.

United States

In the United States, molecular testing laboratories have multiple options for reimbursement coding, but we expect that the primary codes used will be the Genomic Sequencing Procedure codes. We are also monitoring the Protecting Access to Medicare Act implementation as well as the recent National Coverage Determination for NGS testing by the Centers for Medicare & Medicaid Services (“CMS”).

Genomic Sequencing Procedures.

The AMA created codes for Genomic Sequencing Procedures (“GSPs”) and other Molecular Multianalyte Assays as part of its calendar year 2015 update to the clinical laboratory fee schedule. AMA has since modified the GSP codes to clarify the definition to include DNA and RNA. Our customers may use these codes to seek reimbursement for diagnostic multi-analyte test offerings, such as:

•	Gene expression classifiers for hematolymphoid neoplasms, such as the determination of ABC or GCB subtypes of diffuse large B-cell lymphomas;
•	Gene rearrangements in solid tumors and hematolymphoid neoplasms; and
•	Mutations in solid tumors and hematolymphoid neoplasms.

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

Our customers may use our products, if approved, and subject to regulatory limitations, to offer testing services that provide an analysis of 5‑50 genes as well as 51 or more genes. In October 2014, CMS released its preliminary determinations regarding the method for determining 2015 payment rates for new codes under the clinical laboratory fee schedule. CMS recommended that payment rates for GSPs be determined through a process known as gapfill rather than by crosswalking to allow CMS and its contractors to gather information about the manner in which the tests are performed and the resources necessary to provide them, so that ultimately CMS can set an appropriate payment rate for these tests. In the gapfill process, the local MACs determine the appropriate fee schedule amounts in the first year, and CMS calculates a national payment rate based on the median of these local fee schedule amounts in the second year. On September 22, 2017, gapfill pricing for CPTs 81445 and 81450 for the assessment of 5-50 genes in solid and liquid tumors, respectively, were set at $598 and $760, respectively, and remains the same as of December 31, 2018. CPT 81455 for the assessment of 51 or more genes in solid and liquid tumors was set at $2,920.

In 2018, CMS released its NCD for reimbursement of CDx tests in oncology. We believe this was a very important event as many of the diagnostic assays that we are in the process of developing are expected to be oncology CDx tests which would be addressed in this NCD.

We believe that establishment of the aforementioned reimbursement codes specific to genomic sequencing procedures such as our CDx tests currently in development is an important factor in expanding access to our products. In addition, coverage and reimbursement of our tests by government and private payors is essential to our commercial success. Accordingly, our strategy includes efforts to encourage third-party payors to establish coverage, coding and payment that will facilitate access to our tests as we seek FDA approval for these tests and expand our commercialization efforts in the United States. Our success in these efforts depends in part on the extent to which governmental authorities, private health insurers and other third-party payors provide coverage for and establish adequate reimbursement levels for tests using our technology. Failure by our customers who use our tests to obtain coverage and sufficient reimbursement from healthcare payors or adverse changes in government and private third-party payors’ policies would have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

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

Failure by our ex-U.S. customers to obtain sufficient coverage and reimbursement for our diagnostic products from healthcare payors or adverse changes in government and private payors’ policies would have a material adverse effect on our ex-U.S. growth prospects and our overall business, financial condition and results of operations.

Government Regulation – Medical Device Regulations

United States

Our products and operations are subject to extensive and rigorous regulation by the FDA and other federal, state, local and foreign authorities. Currently we are limited to marketing our products in the United States for research use only, which means that we cannot make any diagnostic or clinical claims. However, we intend to seek regulatory clearances or approvals in the United States and other jurisdictions to market certain assays for diagnostic purposes. The companion diagnostic tests under development by HTG are classified as “medical devices” under the United States Food, Drug and Cosmetic Act (“FDCA”). The FDA regulates, among other things, the research, development, testing, manufacturing, approval, labeling, storage, recordkeeping, advertising, promotion and marketing, distribution, post approval monitoring and reporting and import and export of medical devices in the United States to assure the safety and effectiveness of such products for their intended use.

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
•

the QSR, which requires manufacturers, including third-party manufacturers, to follow elaborate design, testing, production, control, supplier/contractor selection, complaint handling, documentation and other quality assurance procedures during the manufacturing process;

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

•

Conformity Assessment. Unlike United States regulations, which require virtually all devices to undergo some level of premarket review by the FDA, the IVDD currently allows manufacturers to bring many devices to market using a process in which the manufacturer certifies that the device conforms to the essential requirements of the IVDD for that device. A small number of products must go through a more formal pre-market review process. Devices that comply with the requirements of a relevant directive will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be marketed throughout the EU and European Economic Area.

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

Other International

Several other countries, including Australia, Canada, China and Japan, have adopted or are in the process of adopting standards for medical devices sold in those countries. Many of these standards are loosely patterned after those adopted by the EU, but with elements unique to each country. Although there is a trend towards harmonization of quality system standards, regulations in each country may vary substantially, which can affect timelines of introduction. We routinely monitor these developments and address compliance with the various country requirements as new standards are adopted.

Government Regulation – Fraud and Abuse and Other Healthcare Regulation

We may be subject to various federal and state healthcare laws, including, but not limited to, anti-kickback laws. Penalties for violations of these healthcare laws include, but are not limited to, significant criminal, civil and administrative penalties, damages, fines, disgorgement, imprisonment, possible exclusion from Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of operations.

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

There are several statutory exceptions and regulatory safe harbors protecting certain business arrangements from prosecution under the Federal Anti-Kickback Statute. These statutory exceptions and regulatory safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they may not be prosecuted under the Federal Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more applicable statutory exceptions or regulatory safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy all requirements of an applicable safe harbor may result in increased scrutiny by government enforcement authorities and will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Additionally, the intent standard under the Federal Anti-Kickback Statute was amended under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, (collectively the “ACA”) to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, the intent to induce referrals need only be “one purpose” of the remuneration for violations of the Federal Anti-Kickback Statute. The ACA provides that the government may assert that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act which is discussed below.

Federal Civil False Claims Act

The federal civil False Claims Act prohibits, among other things, persons or entities from knowingly presenting or causing to be presented a false or fraudulent claim to, or the knowing use of false statements to obtain payment from or approval by the Federal Government. Suits filed under the federal civil False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government. These individuals, sometimes known as “relators” or, more commonly, as “whistleblowers”, may share in any amounts paid by the entity to the government in fines or settlement. The number of filings of qui tam actions has increased significantly in recent years, causing more healthcare companies to have to defend a case brought under the federal civil False Claim Act. If an entity is determined to have violated the federal civil False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus significant civil penalties for each separate false claim. Many comparable state laws are broader in scope and apply to all payors, and therefore, are not limited to only those claims submitted to the Federal Government.

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

In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and their implementing regulations established uniform standards for covered entities, which are certain healthcare providers, health plans and healthcare clearinghouses, as well as their business associates that perform services for them that involve the creation, use, maintenance or disclosure of, individually identifiable health information, governing the conduct of specified electronic healthcare transactions and protecting the security and privacy of protected health information. Among other things, HITECH also created four new tiers of civil monetary penalties and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. The EU has established its own data security and privacy legal framework, including but not limited to Directive 95/46/EC (“Data Protection Directive”). The Data Protection Directive was replaced in May 2018 with the recently adopted European General Data Protection Regulation (“GDPR”), which contains new provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation. Over time we may expand our business operations to include additional operations in the EU. With such expansion, we would be subject to increased governmental regulation, including the GDPR, in the EU countries in which we operate.

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

California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. When it goes into effect on January 1, 2020, the CCPA will require covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Legislators have stated that amendments will be proposed to the CCPA before it goes into effect, but it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA may impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

Healthcare Reform

In March 2010, President Obama enacted the ACA, which is substantially changing healthcare financing and delivery by both governmental and private insurers and is significantly impacting the medical device industry. The ACA’s provisions of importance to our business include, but are not limited to, a deductible 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, which became effective January 1, 2013. However, the Consolidated Appropriations Act of 2016, signed into law in December 2015, includes a two-year moratorium on the medical device excise tax that applies between January 1, 2016 and December 31, 2017. Further, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018, the 2018 Appropriations Resolution, that extended the moratorium on the medical device excise tax through December 31, 2019. Absent further legislative action, the tax will be automatically reinstated for medical device sales beginning January 1, 2020.

Since its enactment in 2010, there have been judicial and Congressional challenges to certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provision of the ACA and otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2018 Appropriations Resolution delays the implementation of certain ACA-mandated fees, including, without limitation, the medical device excise tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace ACA will impact ACA.

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

Employees

Our ability to retain current talent and recruit new employees into our Company is a critical factor in our continued growth and performance improvement. We continue to initiate programs to promote our organizational culture and to identify the best possible new talent as the organization grows and new positions are made available. As of December 31, 2018, we had 107 full-time and two part-time employees, of which 14 are employed in administration, 23 in manufacturing and operations, 40 in research and development, five in regulatory and quality affairs, and 27 in sales and marketing. Seven of these employees were located in Europe and all others were located in the United States. We believe that our success will depend, in part, on our ability to attract and retain qualified personnel. We have never experienced a work stoppage due to labor difficulties and believe that our relations with our employees are good. None of our U.S. employees are represented by labor unions. Collective bargaining is established by law in France. We and our French employees have agreed to the terms of the applicable collective bargaining agreements.

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

We have incurred losses since our inception and expect to incur losses in the future. We incurred net losses of $16.5 million and $19.0 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had an accumulated deficit of $151.0 million. We expect that our losses will continue for the foreseeable future as we will be required to invest significant additional funds to support product development, including development of our next generation instrument platforms, development of our new HTG EdgeSeq panels, including our initial U.S. IVD assay, development of assays pursuant to our Governing Agreement with QML, and the commercialization of our HTG EdgeSeq system and proprietary consumables. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products and services. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products and services, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

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

If our HTG EdgeSeq system and proprietary profiling panels fail to achieve and sustain sufficient market acceptance, or we are not able to continue to expand our service relationships with biopharmaceutical customers, including indirectly pursuant to our Governing Agreement, we will not generate expected revenue, and our prospects may be harmed.

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

We are dependent on our Governing Agreement with QML with respect to certain oncology-based companion diagnostic assays, and poor performance under the agreement or the termination of the agreement could negatively impact our business.

A key strategic focus of our business is to enter into collaborative development agreements with biopharmaceutical companies for the development, manufacture and commercialization of companion diagnostic assays for use with their drug development programs. In particular, we are currently focused on oncology-based collaborations.

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

Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, QML and two other customers accounted for 58%, 10% and 9% of our revenue, respectively, for the year ended December 31, 2018, and three customers accounted for 44%, 27% and 11% of our accounts receivable balance as of December 31, 2018. If orders from our top customers or the number of collaboration projects with QML are reduced or discontinued, our revenue in future periods may materially decrease. Fluctuations in our operating results may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described under the caption “Risk Factors – Risks Related to Our Business and Strategy” of this report. In addition, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. Our products involve a significant capital commitment from our customers or may depend on customer studies that have variable or indefinite timelines and accordingly, involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Also, activities performed under our Governing Agreement involve significant resource commitments by us and depend on QML activities over which we have limited control and on biopharmaceutical customer activities and studies that have variable or indefinite timelines and outcomes. We may expend significant effort in attempting to meet our development obligations under the Governing Agreement, the respective payments for which may occur in a different period. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of investors or securities analysts, our stock price may be adversely affected.

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

We face risks associated with launching new products and with undertaking to comply with regulatory requirements for certain of our products. If we encounter development or manufacturing challenges, adjust our product development priorities, or discover deficiencies during our product development cycle, the product launch date(s) may be delayed or certain product development projects may be terminated. The expenses or losses associated with unsuccessful product development or launch activities or lack of market acceptance of our new products could adversely affect our business or financial condition.

Our HTG EdgeSeq product portfolio requires the use of NGS instrumentation and reagents and could be adversely affected by actions of third-party NGS product manufacturers over whom we have no control.

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

Current medical device regulation in the United States and other jurisdictions requires manufacturers of IVD molecular profiling tests that use NGS detection, referred to as NGS IVD tests, to include in regulatory submissions, technical information about the NGS products that are required for performance of, but are not supplied with, the NGS IVD test. These regulatory agencies also require that the NGS instrumentation have “locked” software for the detection of the NGS IVD test results. Thus, to obtain regulatory approval for NGS IVD tests, manufacturers like us, currently must have arrangements with NGS product manufacturers to gain access to technical information and NGS instrument software. We currently have agreements with two NGS product manufacturers that grant us rights to develop, manufacture and sell future HTG EdgeSeq NGS IVD tests in specified fields, subject to, among other things, the NGS product manufacturers’ rights to terminate such agreements and discontinue products or implement product design changes that could adversely affect our HTG EdgeSeq NGS IVD tests. There can be no assurance that our agreements with these NGS product manufacturers, or any future NGS product manufacturers that we contract with, will not be terminated earlier than we currently expect, that a NGS product manufacturer will perform its contractual duties to us, or that we will otherwise receive the benefits we anticipate receiving under those agreements. In addition, if regulatory agencies do not change their requirements for NGS IVD test approval or clearance and the NGS instrument manufacturers close their systems to third-party NGS IVD test development (in general or with specific NGS IVD test manufacturers) and we are not able to maintain or enforce our agreements with such manufacturers, we may not be able to meet our commercial goals and our business, financial condition and operating results may be materially and adversely affected.

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

Our current customer base is primarily composed of biopharmaceutical companies (including those contracted by QML pursuant to our Governing Agreement), academic institutions and molecular labs that perform analyses using or directly or indirectly obtain services based on our HTG EdgeSeq system and consumables for research use only, which means that the products or data from services may not be used for clinical diagnostic purposes. In July 2016, we obtained CE marking in Europe for our HTG EdgeSeq system and HTG EdgeSeq DLBCL Cell of Origin Assay EU. In March 2017, we obtained CE marking in Europe for our HTG EdgeSeq ALKPlus Assay EU. These products may now be used by customers for diagnostic purposes in Europe. Currently, we do not intend to and, where applicable, do not have appropriate licenses or permits to conduct diagnostic testing services. Our success will depend, in part, upon our ability to increase our market penetration among our customer bases and to expand our market by developing and marketing new companion diagnostic tests and RUO applications (whether product or service), and to introduce diagnostic products into clinical laboratories in the United States and other jurisdictions after obtaining the requisite regulatory clearances or approvals. We may not be able to successfully complete development of or commercialize any of our planned future tests and applications. To achieve these goals, we will need to conduct substantial research and development, conduct clinical validation studies, expend significant funds, expand and scale-up our research, development, service and manufacturing processes and facilities, expand the number of projects under our Governing Agreement, expand and train our sales force; and seek and obtain regulatory clearance or approvals of our new tests and applications, as required by applicable regulations. Additionally, we must demonstrate to laboratory directors, physicians and third-party payors that our current and any future diagnostic products are effective in obtaining clinically relevant information that can inform treatment decisions, and that our HTG EdgeSeq system and related panels can enable an equivalent or superior approach than other available technology. Furthermore, we expect that a combination of increasing the installed base of our HTG EdgeSeq systems, expanding the number of projects under our Governing Agreement, and entering into additional service and custom RUO assay design agreements with biopharmaceutical customers will drive increased demand for our relatively high margin panels. If we are not able to successfully increase our installed base and biopharmaceutical customer relationships, then sales of our products and services, and our margins for these revenue items may not meet expectations. Attracting new customers and introducing new products and services requires substantial time and expense. Any failure to expand our existing customer base, or launch new products, including diagnostic products or services, would adversely affect our ability to improve our operating results.

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

The FDA regulates diagnostic kits sold and distributed through interstate commerce in the United States as medical devices. Unless an exemption applies, generally, before a new medical device may be sold or distributed in the United States, or may be marketed for a new use in the United States, the medical device must receive either FDA clearance of a 510(k) pre-market notification or pre-market approval. Thus, before we can market or distribute our profiling panels, including our mRNA and miRNA panels, as IVD kits for use by clinical testing laboratories in the United States, we must first obtain pre-market clearance or pre-market approval from the FDA. Even if or when we apply for clearance or approval from the FDA for any of our products, the process can be lengthy and unpredictable. We are working collaboratively with multiple biopharmaceutical companies to clinically validate our HTG EdgeSeq DLBCL Cell of Origin Assay, which we believe can classify DLBCL as either ABC or GCB subtype. We expect to submit the DLBCL assay for U.S. regulatory clearances or approvals at some future time if and when our work with the biopharmaceutical companies reaches an appropriate stage. We initiated a modular PMA submission process to obtain FDA approval of our HTG EdgeSeq ALKPlus Assay to detect certain gene fusions in lung cancer in 2016, but this application is currently on hold as we evaluate additional medical content for this assay. We cannot provide any assurances that our clinical studies or collaborative development services with biopharmaceutical companies will be completed or, if completed, have the desired outcomes or that we will meet the regulatory clearance or approval timelines for either product. Further, even if we complete the requisite clinical validations and submit or complete submission of an application, we may not receive FDA clearance or approval for the commercial use of our tests on a timely basis, or at all. If we are unable to obtain regulatory clearance or approval, or if clinical diagnostic laboratories do not accept our cleared or approved tests, our ability to grow our business could be compromised.

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

We anticipate that we will need to maintain a continuing presence in peer-reviewed publications to promote adoption of our products by biopharmaceutical companies, academic institutions and molecular labs and to promote favorable coverage and reimbursement decisions. We believe that peer-reviewed journal articles that provide evidence of the utility of our current and future products or the technology underlying the HTG EdgeSeq system, consumables and services are important to our commercial success. It is critical to the success of our sales efforts that we educate a sufficient number of clinicians and administrators about our HTG EdgeSeq system, our current panels and services and our future solutions, and demonstrate the research and clinical benefits of these solutions. Our customers may not adopt our current and future solutions, and third-party payors may not cover or adequately reimburse our future products, unless they determine, based on published peer-reviewed journal articles and the experience of other researchers and clinicians, that our products provide accurate, reliable, useful and cost-effective information. Peer-reviewed publications regarding our products and solutions may be limited by many factors, including delays in the completion of, poor design of, or lack of compelling data from studies that would be the subject of the article. If our current and future product and product-related service solutions or the technology underlying such products and services do not receive sufficient favorable exposure in peer-reviewed publications, the rate of research and clinical adoption and positive coverage and reimbursement decisions could be negatively affected.

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

We face significant competition in the life sciences research and diagnostics markets. We currently compete with both established and early-stage life sciences research companies that design, manufacture and market instruments and consumables for gene expression analysis, liquid-based specimen analysis (e.g., plasma, blood and urine), single-cell analysis, PCR, digital PCR, other nucleic acid detection and additional applications. These companies use well-established laboratory techniques such as microarrays or qPCR as well as newer technologies such as next generation sequencing. We believe our principal competitors in the life sciences research market are Agilent Technologies, Inc., ArcherDx, Inc., BioRad Laboratories, Fluidigm Corporation, Illumina, Inc., Abbott Molecular, Luminex Corporation, Affymetrix, Inc., NanoString Technologies, Inc., entities owned and controlled by QIAGEN N.V., Roche Diagnostics, a division of the Roche Group of companies, Personal Genome Diagnostics and Thermo Fisher Scientific, Inc. In addition, there are several other market entrants in the process of developing novel technologies for the life sciences market. One or more of our competitors could develop a product that is superior to a product we offer or intend to offer, or our technology and products may be rendered obsolete or uneconomical by advances in existing technologies.

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

For the years ended December 31, 2018 and 2017, approximately 69% and 71% of our revenue was generated from sales originated by customers located outside of the United States, respectively. We expect that a percentage of our future revenue will continue to come from international sources, driven in part by activities conducted pursuant to our Governing Agreement, and we expect to expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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

A key component of our strategy is the development of companion diagnostic products designed to determine the appropriate patient population for administration of a particular therapeutic to more successfully treat a variety of illnesses. We have an exclusive arrangement with QML to develop certain companion diagnostic products for biopharmaceutical companies under our Governing Agreement. Otherwise, we may choose to independently develop companion diagnostic products with or without a biopharmaceutical partner. Successfully developing a companion diagnostic product depends both on regulatory approval for administration of the therapeutic, as well as regulatory approval of the associated diagnostic product. Even if we are successful in developing products that would be useful as companion diagnostic products, and potentially receive regulatory approval for such products, the biopharmaceutical companies that develop the corresponding therapeutics may ultimately be unsuccessful in obtaining regulatory approval for any such therapeutic, or, even if successful, select a competing technology to use in their regulatory submission instead of ours. The development, especially the independent development, of companion diagnostic products requires a significant investment of working capital which may not result in any future income. This could require us to raise additional funds which could dilute our current investors or could impact our ability to continue our operations in the future.

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

We are not profitable and have had negative cash flow from operations since our inception. To fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings and revenue generated from the sale of our HTG EdgeSeq systems, proprietary consumables, related services and collaborative development service arrangements with biopharmaceutical company customers (directly or indirectly via the Governing Agreement). We currently anticipate that our cash and cash equivalents will be sufficient to enable us to fund our operations for at least the next 12 months. We may need to obtain additional funds to finance our operations in the future if our estimates of the amount of cash necessary to fund our operations and development and commercialization activities prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Additional capital may not be available at such times or amounts as needed by us. Even if capital is available, it might be available only on unfavorable terms. Any additional equity or convertible debt financing into which we enter could be dilutive to our existing stockholders. Any future debt financing into which we enter may impose covenants upon us that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, we may need to relinquish rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If access to sufficient capital is not available as and when needed, our business will be materially impaired, and we may be required to cease operations, curtail one or more product development or commercialization programs, or significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all of our assets. Any of these factors could harm our operating results.

Payments under the instruments governing our indebtedness may reduce our working capital. In addition, a default under our MidCap Credit Facility could cause a material adverse effect on our financial position.

Pursuant to the terms of an asset purchase agreement with NuvoGen, we agreed to annually pay NuvoGen the greater of $400,000 or 6% of our yearly revenue until the total aggregate cash compensation paid to NuvoGen under the agreement equals $15.0 million. To date, we have paid NuvoGen approximately $8.0 million. Payments to NuvoGen will result in a reduction in our working capital as we continue to make payments on this obligation

Pursuant to the terms of the $3.0 million QNAH Convertible Note that we issued in October 2017, we will be required to repay the entire outstanding principal amount of the note and unpaid accrued interest thereon in October 2020, subject potentially to the terms of a future subordination agreement between QNAH and our senior lenders, provided QNAH may, at its election, convert all or any portion of the outstanding principal balance of the note and unpaid accrued interest at any time prior to the maturity date into shares of our common stock at a conversion price of $3.984 per share. Repayment of this note and unpaid accrued interest thereon at maturity would result in a reduction in our working capital, which could be significant depending on our cash position on the maturity date.

Under the MidCap Credit Facility, our interest rate on borrowed amounts is dependent on the London interbank offered rate (“LIBOR”). LIBOR, which is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally, is currently scheduled to be phased out in 2021. Before LIBOR is phased out, we may need to renegotiate the MidCap Credit Facility to replace LIBOR with a new standard, which has yet to be established. The consequences of these developments cannot be entirely predicted, but could result in higher interest rates on our loans under the MedCap Credit Facility. We cannot provide assurance that future interest rate changes will not have a material negative impact on our business, financial position, or operating results.

Further, the MidCap Credit Facility requires us, and any debt arrangements we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:

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

Our ability to use net operating losses to offset future taxable income is subject to certain limitations.

As of December 31, 2018, we had federal net operating loss carryforwards (“NOLs”) to offset future taxable income of approximately $138.8 million, which will begin to expire in 2021 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), a corporation that undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period) is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We believe we may have already experienced one or more ownership changes and may in the future experience one or more additional ownership changes, and thus, our ability to utilize pre-ownership change NOLs and other pre-ownership change tax attributes to offset post-ownership change income may be limited. Such limitations may cause a portion of our NOL and credit carryforwards to expire. In addition, future changes in our stock ownership, including as a result of future financings, as well as changes that may be outside of our control, could result in ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

Our insurance policies are expensive and protect us only from some business risks, which may leave us exposed to significant uninsured liabilities.

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

Changes in funding for the FDA, the Securities and Exchange Commission (“SEC”) and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Cyber security risks and the failure to maintain the confidentiality, integrity and availability of our computer hardware, software, internet applications and related tools and functions could result in damage to our reputation and/or subject us to costs, fines or lawsuits.

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

The American Medical Association Current Procedural Terminology (“CPT”) Editorial Panel created new CPT codes that could be used by our customers to report testing for certain large-scale multianalyte GSPs, including our diagnostic products, if approved. Effective January 1, 2015, these codes allow for uniform reporting of broad genomic testing panels using technology similar to ours. While these codes standardize reporting for these tests, coverage and payment rates for GSPs remain uncertain and we cannot guarantee that coverage and reimbursement for these tests will be provided in the amounts we expect, or at all. Initially, industry associations recommended that payment rates for GSPs be cross-walked to existing codes on the clinical laboratory fee schedule. On October 27, 2014, CMS issued preliminary determinations for 29 new molecular pathology codes, including the GSPs, of gapfill rather than crosswalking as recommended by the Association for Molecular Pathology. This means that local private MACs, such as Palmetto, Novidian, Novitas and Cahaba, were instructed to determine the appropriate fee schedule amounts in the first year, and CMS calculated a national payment rate based on the median of those local fee schedule amounts in the second year. This process may make it more difficult for our customers to obtain coverage and adequate reimbursement for testing services using our diagnostic products. We cannot assure that CMS and other third-party payors will establish reimbursement rates sufficient to cover the costs incurred by our customers in using our clinical diagnostic products, if approved. On September 22, 2017, gapfill pricing was set for three CPT codes which our customers may potentially utilize to obtain reimbursement, subject to regulatory limitations, for the use of our products. CPTs 81445 and 81450, for the assessment of 5-50 genes in solid and liquid tumors, respectively, were set at $598 and $760, respectively, and remains the same as of December 31, 2018. Additionally, CPT 81455 for the assessment of 51 or more genes in solid and liquid tumors was set at $2,920.

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

•

HIPAA, which created additional federal civil and criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the Federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the healthcare fraud statute or specific intent to violate it to have committed a violation.

•

HIPAA, as amended by HITECH, and their respective implementing regulations, which impose requirements on covered entities, which include certain healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, maintenance, or disclosure of individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. In addition, the EU has established its own data security and privacy legal framework, including but not limited to the recently adopted General Data Protection Regulation (EU) 2016/679 (“GDPR”), which contains new provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation. Over time we may expand our business operations to include additional operations in the EU. With such expansion, we would be subject to increased governmental regulation, including the GDPR, in the EU countries in which we operate.

•

California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act (“CCPA”), it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. When it goes into effect on January 1, 2020, the CCPA will require covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Legislators have stated that amendments will be proposed to the CCPA before it goes into effect, but it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA may impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to evolving regulatory environment related to personal data and protected health information.

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

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, imprisonment, disgorgement, exclusion from participation in federal healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Our employees, independent contractors, principal investigators, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, principal investigators, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless or negligent failures to, among other things: (i) comply with the regulations of the FDA, CMS, the Department of Health and Human Services Office of Inspector General (“OIG”) and other similar foreign regulatory bodies; (ii) provide true, complete and accurate information to the FDA and other similar regulatory bodies; (iii) comply with manufacturing standards we have established; (iv) comply with healthcare fraud and abuse laws and regulations in the United States and similar foreign fraudulent misconduct laws; or (v) report financial information or data accurately, or disclose unauthorized activities to us. These laws may impact, among other things, our activities with collaborators and key opinion leaders, as well as our sales, marketing and education programs. In particular, the promotion, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical studies, which could result in regulatory sanctions and cause serious harm to our reputation. We currently have a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and our code of conduct and the other precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations. Any of these actions or investigations could result in substantial costs to us, including legal fees, and divert the attention of management from operating our business.

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

Also under PAMA, CMS is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA. For an existing test that is cleared or approved by the FDA and for which Medicare payment is made as of April 1, 2014, CMS is required to assign a unique billing code if one has not already been assigned by the agency. In addition to assigning the code, CMS was required to publicly report payment for the tests no later than January 1, 2016, and each year thereafter. We cannot determine at this time the full impact of the new law on our business, financial condition and results of operations.

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

Other significant measures contained in the ACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. Further, the ACA includes a deductible 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, which became effective January 1, 2013. However, the Consolidated Appropriations Act of 2016, signed into law in December 2015, includes a two-year moratorium on the medical device excise tax through December 31, 2017. Further, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 (the “2018 Appropriations Resolution”) that extended the moratorium on the medical device excise tax through December 31, 2019. Absent further legislative action, the tax will be automatically reinstated for medical device sales beginning January 1, 2020. The ACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. However, the future of the ACA is uncertain. There have been judicial and Congressional challenges to certain aspects of the ACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA. For example, the Tax Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace ACA will impact ACA and our business. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

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

Risks Related to Intellectual Property

If we are unable to protect our intellectual property effectively, our business will be harmed.

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

In addition to pursuing patents on our technology, we take steps to protect our intellectual property and proprietary technology by entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, corporate partners and, when needed, our advisors. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to enforce a claim that a third-party had illegally obtained and was using our trade secrets, it would be expensive and time consuming, and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets.

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

We have entered into several license agreements with third parties for certain licensed technologies that are, or may become relevant to the products we market, or plan to market. In addition, we may in the future elect to license third-party intellectual property to further our business objectives and/or as needed for freedom to operate for our products. We do not and will not own the patents, patent applications or other intellectual property rights that are a subject of these licenses. Our rights to use these technologies and employ the inventions claimed in the licensed patents, patent applications and other intellectual property rights are or will be subject to the continuation of and compliance with the terms of those licenses.

We might not be able to obtain licenses to technology or other intellectual property rights that we require. Even if such licenses are obtainable, they may not be available at a reasonable cost or multiple licenses may be needed for the same product (e.g., stacked royalties). We could therefore incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our margins. Further, we could encounter delays in product introductions, or interruptions in product sales, as we develop alternative methods or products.

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

As we move into new markets and applications for our products, incumbent participants in such markets may assert their patents and other proprietary rights against us as a means of slowing our entry into such markets or as a means to extract substantial license and royalty payments from us. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we currently have. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may provide little or no deterrence or protection. Therefore, our commercial success may depend in part on our non-infringement of the patents or proprietary rights of third parties. Numerous significant intellectual property issues have been litigated, and will likely continue to be litigated, between existing and new participants in our existing and targeted markets and competitors may assert that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. We have not conducted comprehensive freedom-to-operate searches to determine whether the commercialization of our products or other business activities would infringe patents issued to third parties. Third parties may assert that we are employing their proprietary technology without authorization. In addition, our competitors and others may have patents or may in the future obtain patents and claim that use of our products infringes these patents. We could incur substantial costs and divert the attention of our management and technical personnel in defending against any of these claims. Parties making claims against us may be able to obtain injunctive or other relief, which could block our ability to develop, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties or be prohibited from selling certain products. We may not be able to obtain these licenses at a reasonable cost, if at all. We could therefore incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our margins. In addition, we could encounter delays in product introductions while we attempt to develop alternative methods or products to avoid infringing third-party patents or proprietary rights. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products, and the prohibition of sale of any of our products could materially affect our ability to grow and gain market acceptance for our products.

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

Risks Related to Being a Public Company

If we fail to maintain proper and effective internal controls, our ability to produce accurate consolidated financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of The Nasdaq Stock Market (“Nasdaq”). The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have performed system and process evaluation and testing of our internal controls over financial reporting to allow management to report annually on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. This has required and will require that we incur substantial professional fees and internal costs to augment our accounting and finance functions and that we expend significant management efforts as we continue to make this assessment and ensure maintenance of proper internal controls on an ongoing basis.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we fail to establish and maintain proper and effective internal control over financial reporting, we may not be able to produce timely and accurate consolidated financial statements, and our ability to accurately report our financial results could be adversely affected. If that were to happen, the market price of our stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.

Changes or modifications in financial accounting standards, including those related to revenue recognition, may harm our results of operations.

From time to time, the Financial Accounting Standards Board (“FASB”), either alone or jointly with other organizations, promulgates new accounting principles that could have an adverse impact on our financial position, results of operations or reported cash flows. For example, in May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), and subsequently issued implementation guides (collectively, the “New Revenue Standard”). The New Revenue Standard superseded nearly all previous revenue recognition guidance under GAAP and became effective for us beginning January 1, 2018. Our inability to adopt or implement any new accounting standard correctly, or to update or modify our internal controls as needed, by the mandated adoption dates could adversely affect our financial reporting obligations, corresponding regulatory compliance and/or investors’ confidence in us. Also, if we were to change our critical accounting estimates, including those related to the recognition of collaboration revenue and other revenue sources, our operating results could be significantly affected.

Complying with the laws and regulations affecting public companies increases our costs and the demands on management and could harm our operating results.

As a public company, we will continue to incur significant legal, accounting and other expenses. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and Nasdaq, impose numerous requirements on public companies, including corporate governance requirements. Our management and other personnel will need to continue to devote a substantial amount of time to compliance with these laws and regulations. These requirements have resulted and will continue to result in significant legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly.

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

We are an “emerging growth company,” and a “smaller reporting company” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies or smaller reporting companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, enacted in April 2012, and a “smaller reporting company”, as defined in the Exchange Act, and for as long as we continue to be an “emerging growth company” or a “smaller reporting company”, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies” or “smaller reporting companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 (for so long as we are an “emerging growth company”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements (for so long as we are an “emerging growth company” or a “smaller reporting company”), and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved (for so long as we are an “emerging growth company”). We could be an “emerging growth company” for up to five years following the completion of our initial public offering in May 2015, however, we would cease to be an “emerging growth company” before the end of that five-year period as of the following December 31, if we have more than approximately $1.07 billion in annual revenue, or if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of the second fiscal quarter of any year, or as of the date we issue more than $1.0 billion of non-convertible debt over a three-year period. We will be a “smaller reporting company” until the market value of our common stock that is held by non-affiliates exceeds $250.0 million as of the last business day of our most recently completed second fiscal quarter. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

Risks Related to Our Common Stock

We expect that our stock price will fluctuate significantly.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	actual or anticipated quarterly variation in our results of operations or the results of our competitors;
•	announcements by us or our competitors of new products, significant contracts, commercial relationships or capital commitments;
•	failure to obtain or delays in obtaining product approvals or clearances from the FDA or foreign regulators;
•	adverse regulatory or coverage and reimbursement announcements;
•	issuance of new or changed securities analysts’ reports or recommendations for our stock;
•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;
•	market conditions in the life sciences and molecular diagnostics markets;
•	manufacturing disruptions;
•	any future sales of our common stock or other securities;
•	any change to the composition of our board of directors, executive officers or key personnel;
•	our failure to meet applicable Nasdaq listing standards and the possible delisting of our common stock from Nasdaq;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	general economic conditions and slow or negative growth of our markets; and
•	the other factors described in this report under the caption “Risk Factors – Risks Related to Our Common Stock.”

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

Provisions in our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third-party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders or remove our current management.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

Our corporate facilities are comprised of 30,100 square feet of administrative, laboratory and manufacturing spaces located in Tucson, Arizona. We occupy these facilities pursuant to two separate leases. The first lease concerns 17,500 square feet housing our administrative, manufacturing, and lab services facilities. The second lease concerns 12,600 square feet of space used for our research and development facilities. We amended these leases in August 2015 to, among other things, align and extend the lease terms to expire in January 2021. In connection with the first lease term extension the landlord agreed to perform certain capital improvements to expand and improve the existing manufacturing facilities. In addition, we completed the expansion and improvement of our administrative and research and development facilities, resulting in the capitalization of additional leasehold improvements in 2016, which will be amortized over the remaining life of the lease. Base rent payable under the first lease is approximately $27,000 per month, and base rent payable under the second lease is approximately $16,000 per month, in each case for the remaining terms of the respective leases. The aggregate rents payable over the renewal term of the amended first lease represent an increase of $804,000, over the prior term rental rates for a five-year period. The amended second lease specified no rent increase over the prior term and the annual rent increases for the applicable space were eliminated.

In January 2019, we further amended the first lease to add approximately 7,000 square feet of additional administrative, manufacturing and laboratory space, effective July 1, 2019 or, if later, the actual date of occupancy, and continuing through expiration of the lease in January 2021. In connection with this lease amendment, the landlord has agreed to fund certain leasehold improvements, which will result in the capitalization of additional leasehold improvements when completed in the second half of 2019, which will be amortized over the shorter of the useful life of the leasehold improvements or the remaining lease term. Base rent for the additional leased space will be approximately $6,800 per month, commencing on the date of occupancy and extending through the remaining term of the lease.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on The Nasdaq Capital Market under the symbol “HTGM.” Trading of our common stock on The Nasdaq Stock Market commenced on May 6, 2015 in connection with our initial public offering.

On March 1, 2019, the last reported sale price of our common stock was $2.77 per share.

Holders

As of March 1, 2019, there were approximately 173 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our consolidated financial statements and related notes included elsewhere in this Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements due to various factors, including those set forth under the caption “Item 1A. Risk Factors.” All forward-looking statements included in this Annual Report are based on information available to us as of the time we file this Annual Report and, except as required by law, we undertake no obligation to update publicly or revise any forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain.

Overview

We are a commercial stage life sciences company focused on advancing the promise of precision medicine. Our product and service solutions are based on our proprietary next generation digital HTG EdgeSeq technology that enables the detection and measurement of biomarkers using a small amount of biological sample, in liquid or solid forms. Our menu of HTG EdgeSeq assays are automated on our HTG EdgeSeq platform, which applies genetic sequencing tools that generate expression data in a timely manner utilizing a simplified workflow for customers. We seek to leverage key business drivers in molecular profiling for biomarker analysis and diagnostics, including the acceleration of precision medicine, the migration of molecular testing to NGS-based applications, the movement to smaller and less invasive biopsies, the need for greater diagnostic sensitivity, the need to confirm to challenging healthcare economics and the need for automation and an easily deployable workflow. For example, these capabilities enable customers to extend the use of limited biological samples for retrospective analysis, gaining further understanding of the molecular drivers of disease with the goal of developing biomarker-driven targeted therapies. We also believe our technology can be used in clinical applications that will simplify, consolidate and reduce the cost of NGS-based diagnostic workflows and in commercialized CDx tests.

Our products include instrumentation (or platforms), consumables, including assay kits, and software analytics that, as an integrated system, automate sample processing and can quickly, robustly and simultaneously profile tens, hundreds or thousands of molecular targets from samples a fraction of the size required by many prevailing technologies. Our objective is to establish our solutions as the standard in biomarker development and molecular diagnostics, and to make their benefits accessible to all molecular labs from research to the clinic. We believe that our target customers desire high quality molecular profiling information in a multiplexed panel format from increasingly smaller and less invasive samples, with the ability to test and analyze such information locally to minimize turnaround time and cost.

In 2014, we launched our HTG EdgeSeq technology, which generates a molecular profiling library for detection of RNA using NGS. Our HTG EdgeSeq assays are automated on our HTG EdgeSeq platform. Our innovative platform and menu of molecular profiling panels are being utilized in two complimentary ways in advancing precision health. Biopharmaceutical companies and other translational research centers utilize our technology to discover and validate biomarkers which can identify patient populations most likely to respond to certain therapies. In addition to purchasing our technology for use in customer facilities, customers can also obtain the advantages of our proprietary technology through our service offerings. Pre-clinical services, including custom assay development and sample processing services provided by our VERI/O laboratory, allow customers the ability to more efficiently identify and validate biomarker signatures across their drug portfolios. Our ISO 13485 2018 quality system and diagnostic development teams also partner with biopharmaceutical company customers to develop, manufacture and commercialize companion diagnostics. Although our initial focus is oncology, we offer customers a full solution from biomarker discovery to deployment of CDx tests across all disease states. Utilizing NGS as our method of detection provides our customers with the benefits of our highly multiplexed and extraction-free chemistry and the sensitivity and dynamic range of the sequencers, providing a powerful value proposition and complete workflow.

We have two primary sources of revenue: revenue from RUO profiling for biopharmaceutical companies, academic research centers and molecular testing laboratories; and revenue from collaborative development services for companion diagnostic development programs for biopharmaceutical companies. RUO profiling revenue includes customer purchases of our HTG EdgeSeq instrument and related RUO assay kits, and the use of our HTG EdgeSeq instrument and RUO assay kits to process samples on the customer’s behalf in our VERI/O laboratory. Collaborative development revenue relates to services performed primarily for biopharmaceutical companies pursuant to our Governing Agreement with QML. Under the Governing Agreement, our HTG EdgeSeq proprietary technology is utilized to develop, seek regulatory approval for and commercialize companion diagnostic assays for biopharmaceutical drug candidates and corresponding therapeutics. This currently drives a laboratory services and collaborative development services-oriented revenue model. However, as discussed further below, we anticipate that this will be a catalyst toward an emerging product-based strategy in the long term as an increase in our menu of diagnostic panels is expected to result in increased demand for our instrument and consumables products in individual laboratories and customer locations.

A developing third category of revenue is MDx revenue, which represents the sale of our regulated diagnostic products. Our first products are in early stage commercialization in Europe but not yet providing meaningful revenue. To facilitate our ability to generate MDx revenue in Europe and to improve our responsiveness to customer needs on a local level, we formed HTG France in November 2018. HTG France will operate an applications laboratory in Sausheim, France, providing application support and customer service for our European accounts. We expect HTG France to provide similar sample processing services to those provided by our VERI/O laboratory in the United States, on a much smaller scale, in the second half of 2019.

We have incurred significant losses since our inception, and we have never been profitable. We incurred net losses of $16.5 million and $19.0 million for the years ended December 31, 2018 and 2017, respectively, and had an accumulated deficit of $151.0 million as of December 31, 2018. As of December 31, 2018, we had available cash and cash equivalents totaling approximately $8.4 million, investments in short-term corporate and government debt securities totaling $22.7 and had current liabilities of approximately $7.0 million and long-term liabilities of approximately $15.7 million, primarily attributable to our MidCap Term Loan, QNAH Convertible Note and NuvoGen obligations. We believe that our existing resources will be sufficient to fund our planned operations for at least the next 12 months from the issuance of these consolidated financial statements included elsewhere in this report. However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.

Recent Developments

In January 2019, we announced the initiation of a program for the clinical development of a comprehensive breast cancer molecular diagnostic assay. This program will be headquartered in a new development facility in the San Francisco Bay Area of California. Our Chief Scientific Officer, Dr. Maureen Cronin, will oversee this new breast cancer program and Dr. Joseph Sparano of the Albert Einstein College of Medicine has agreed to lead our scientific advisory board for the program. Dr. Cronin and Dr. Sparano have extensive experience in breast cancer and breast cancer diagnostics which we expect to provide significant benefit throughout this development process.

In February 2019, we entered into a fourth amendment of SOW Two under our Governing Agreement with QML. This amendment contemplates the use of the IUO assay developed in the previous phases of SOW Two in multiple biopharmaceutical company partner clinical trials and additional development activities which potentially could be included in a future companion diagnostic assay submission.

In March 2019, we appointed Laura Beggrow, a seasoned biotechnology and pharmaceutical executive, experienced in product development and launch, business alliance relationships and portfolio management, as President, Diagnostics. Ms. Beggrow will lead our diagnostic initiatives, including the daily management of the breast cancer program’s development team and collaboration with our key opinion leaders.

Factors Affecting our Performance

We believe that our future results of operations are dependent on several additional factors discussed below. While each of these areas present significant opportunities for us, they also pose significant risks and challenges that we must successfully address. See the section entitled “Risk Factors” for further discussion of these risks.

Biopharmaceutical Biomarker and Companion Diagnostic Solutions

Biopharmaceutical companies are continually working to improve the efficacy of their drug development process and the safety and efficacy of their drugs. We believe that our technology can support these initiatives by providing a seamless solution from biomarker discovery to a commercialized companion diagnostic test that can be used to assist clinicians in confidently prescribing these drugs to their patients. Our products and service solutions allow us to partner with our biopharmaceutical company customers to identify molecular biomarkers that can help determine which patients are most likely to benefit from the drug, validate these biomarkers in clinical trials and partner to commercialize the validated CDx assay. Customers can obtain the benefits of our technology by purchasing our platform and assays for their internal use or by engaging us to perform certain services, including molecular profiling of respective cohorts in our VERI/O laboratory and development of custom RUO panels to support early stage clinical programs, IUO assays for clinical trials or companion diagnostic assays for approved drugs. We believe our product and service solutions provide us with a growing number of early stage programs and new opportunities to collaborate with biopharmaceutical companies in their drug development programs. Our business model is structured to allow us to capture revenue at each stage of this development lifecycle with the highest value CDx assay being the ultimate objective.

Customer Adoption of HTG Technology

Today we believe the primary measures of adoption for our technology are the number of active programs in our biopharmaceutical company customer pipeline, the number of total active customers and revenue growth relating to new and existing customers. In the future, we expect increased sales of our products and services as we add new proprietary panels to our product menu and as additional European customers adopt our existing assays or custom assays for use in clinical diagnostic testing. While our current customer mix is dominated by biopharmaceutical company customers, we expect to see growth in clinical diagnostic labs as we launch companion diagnostic assays from the above programs and as biomarker strategies are validated through our partnerships with key opinion leaders in Europe.

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

A key element of increasing adoption of our technology is our assay and panel menu available for use by our customers on the HTG EdgeSeq. To sell additional instruments, grow our installed base and drive larger consumable annuities we must develop and commercialize new assays. Our arrangements with biopharmaceutical companies are expected to generate new menu items in addition to our diagnostic development strategies in immuno-oncology and next generation pathology. We will remain focused on high quality instrument placements and consumable pull through as the primary indicators of future commercial adoption and success in our business.

Timing and effectiveness of research and development expenses

Our spending on collaboration-based research and development may vary substantially from period to period due to the nature of biopharmaceutical company drug development processes and the effort involved in reaching key milestones under our companion diagnostic development agreements. Costs from our collaborative development services programs, including but not limited to the quantity of HTG EdgeSeq assay kits and instruments, third-party sequencing equipment, and third-party or internal labor required to complete development milestones, which costs are expensed to research and development expense in our consolidated statements of operations, may vary significantly from one development stage to the next. Expenses associated with our ongoing proprietary product research and development efforts are carefully managed and are standardized under our stage-gate-based new product development methodology. Program progress and priorities are assessed by time, quality and adherence to budgetary metrics at each phase of the product development.

Financial Operations Overview and Consolidated Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

	Twelve Months Ended December 31,		Change
	2018	2017	$	%
Revenue:
Product and product-related services	$9,121,390	$6,797,255	$2,324,135	34%
Collaborative development services	12,382,504	7,962,312	4,420,192	56%
Total revenue	21,503,894	14,759,567	6,744,327	46%
Operating expenses:
Cost of product and product-related services revenue	5,090,475	4,971,806	118,669	2%
Selling, general and administrative	19,974,616	17,513,742	2,460,874	14%
Research and development	12,598,034	9,996,627	2,601,407	26%
Total operating expenses	37,663,125	32,482,175	5,180,950	16%
Operating loss	(16,159,231)	(17,722,608)	1,563,377	(9%)
Loss on settlement of Growth Term Loan	(105,064)	—	(105,064)	(100%)
Interest income (expense)	(186,097)	(1,234,488)	1,048,391	(85%)
Net loss before income taxes	$(16,450,392)	$(18,957,096)	$2,506,704	(13%)

Revenue

We generate revenue from two primary sources: revenue from RUO profiling for biopharmaceutical companies, academic research centers and molecular testing laboratories; and revenue from collaborative development services for biopharmaceutical companies under our companion diagnostic development programs. A developing third category of revenue is the sale of MDx products, for which our first products are in early stage commercialization in Europe but are not yet generating meaningful revenue. This revenue is included in product revenue in the accompanying consolidated statements of operations for the years ended December 31, 2018 and 2017.

RUO profiling is currently made available to our customers through product sales and service offerings. Customers can purchase our HTG EdgeSeq instrument and related consumables, which consist primarily of our proprietary molecular profiling panels and other assay components. Customers can also access our technology through contracted services. We perform these services using our HTG EdgeSeq instruments and RUO consumables to process samples in our VERI/O laboratory. Our proprietary technology is also used to develop custom RUO panels which are expected to generate future sample processing or RUO consumables revenue.

In June 2017, we began generating revenue from collaborative development services primarily relating to our Governing Agreement with QML with the initiation of our first statement of work under the Governing Agreement (“SOW One”). In October 2017, we entered into our second statement of work under the Governing Agreement (“SOW Two”), and in January 2018, we entered into our third statement of work under the Governing Agreement (“SOW Three”). Under these agreements, we and QML have combined our technological and commercial strengths to offer biopharmaceutical companies a complete NGS-based solution for the development, manufacture and commercialization of companion diagnostic assays in support of and in conjunction with, biopharmaceutical companies’ drug development programs.

Total revenue increased by 46% to $21.5 million for the year ended December 31, 2018 compared with total revenue of $14.8 million for the year ended December 31, 2017. The increase in total revenue was driven by revenue generated from collaborative development services relating to our Governing Agreement, as well as increased demand for our RUO service offerings as a result of the expansion of our RUO assay menu and the continued strengthening of relationships with key biopharmaceutical company customers.

Product and product-related services revenue

Product and product-related services revenue, which includes biomarker RUO profiling revenue generated through the sale of our HTG EdgeSeq instruments and consumables and from services performed for customers in our VERI/O laboratory using our proprietary RUO technology, increased $2.3 million to $9.1 million for the year ended December 31, 2018 compared with $6.8 million for the year ended December 31, 2017, and was comprised of the following:

	Years Ended December 31,		Change
	2018	2017	$	%
Product revenue:
Instrument	$351,885	$385,143	(33,258)	(9%)
Consumables	1,964,499	1,463,347	501,152	34%
Total product revenue	2,316,384	1,848,490	467,894	25%
Product-related services revenue:
Custom RUO assay design	964,241	419,515	544,726	130%
Sample processing	5,840,765	4,529,250	1,311,515	29%
Total product-related services revenue	6,805,006	4,948,765	1,856,241	38%
Total product and product-related services revenue	$9,121,390	$6,797,255	2,324,135	34%

Product revenue generated from the sale of our instruments and RUO assay kits increased 25% to $2.3 million for the year ended December 31, 2018 compared with $1.8 million for the year ended December 31, 2017, and represented 11% and 13% of our total revenue for the years ended December 31, 2018 and 2017, respectively. The increase in product revenue in 2018 compared with 2017 is primarily attributable to increased consumables product revenue generated as a result of the expansion of the menu of RUO assays that is available for purchase by the increasing number of customers who have adopted our technology in the United States and Europe.

Service revenue, consisting of sample processing using our HTG EdgeSeq instruments and consumables and custom RUO assay development, increased by $1.9 million to $6.8 million for the year ended December 31, 2018 compared with $4.9 million for the year ended December 31, 2017, and represented 32% and 34% of our total revenue for the years ended December 31, 2018 and 2017, respectively. The increase in service revenue for the year ended December 31, 2018 compared with 2017 reflects the expansion of our biopharmaceutical sales team, the menu of RUO panels, including our HTG EdgeSeq Precision Immuno-Oncology Panel, a focus on improvement of average per sample selling price and additional RUO programs using previously developed clinical trial assays for biopharmaceutical company customer studies. These customers continue to prefer to gain access to our technology through purchase of our services, which results in increased consumption of our RUO assay kits to process samples in our VERI/O laboratory. We expect our revenue mix to continue to contain a higher portion of biopharmaceutical service revenue in the near term until we enter the commercial clinical diagnostic market.

Collaborative development services revenue

Collaborative development services revenue includes services performed on biopharmaceutical company companion diagnostic development programs using our HTG EdgeSeq proprietary technology to develop, validate in clinical trials, seek regulatory approvals for and commercialize CDx assays for biopharmaceutical company therapeutics. Collaborative development services revenue, consisting of precision diagnostic program services performed for biopharmaceutical companies pursuant to our Governing Agreement with QML, increased $4.4 million to approximately $12.4 million for the year ended December 31, 2018 compared with approximately $8.0 million for the year ended December 31, 2017, and represented 58% and 54% of our total revenue for the years ended December 31, 2018 and 2017, respectively. Collaborative development services revenue for the year ended December 31, 2018 included approximately $10.2 million of monthly development fees and $2.2 million of profit sharing payments. Collaborative development services revenue for the year ended December 31, 2017 included approximately $5.7 million of monthly development fees and $2.3 million of profit sharing payments. This variability is reflective of the number of active programs in each of these periods, the amount and timing of work to be performed under each program, the timing and number of development deliverables and the timing and amount of any profit sharing payments under these agreements. Given these factors, we expect there to continue to be significant variability in the timing and amount of collaborative development services revenue recognized from one fiscal period to the next.

Cost of product and product-related services revenue

Cost of product and product-related services revenue includes product-related and services-related costs. Product-related costs include the aggregate costs incurred in manufacturing, delivering, installing and servicing instruments and consumables. The components of our product-related costs of revenue include material, subcomponent and servicing costs, manufacturing costs incurred internally (which include direct labor costs), and equipment and infrastructure expenses associated with the manufacturing and distribution of our products. Additionally, internal service-based costs incurred in our VERI/O laboratory, include direct labor, consumables and lab supplies. Our cost of product and product-related services revenue includes fixed costs comprised primarily of manufacturing and service headcount, field service engineers, equipment and facilities. Due to the fixed nature of certain expenses, such as overhead, equipment and infrastructure, associated with our regulated industry and our expectations for further growth in customer demand, we expect our cost of product and product-related services revenue as a percentage to decrease over time as we increase product and product-related services revenue, further absorbing these fixed costs.

Cost of product and product-related services revenue increased by 2% to $5.1 million for the year ended December 31, 2018 compared with $5.0 million for the year ended December 31, 2017. This increase reflects the increase in product and product‑related services revenue from 2017 to 2018. While cost increased year over year, it increased at a lower percentage than product and product-related services revenue, reflecting higher average prices per sample for our sample processing services as well as further absorption of our fixed operating expenses, which were incurred in the expansion of our VERI/O laboratory staffing, facilities and equipment to accommodate increased demand for services.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of personnel costs for our sales and marketing, regulatory, legal, executive management and finance and accounting functions. The expenses also include third-party professional and consulting fees incurred by these functions, promotional expenses and facility and overhead costs for our administrative offices. Selling, general and administrative expenses increased by $2.5 million to $20.0 million for the year ended December 31, 2018 compared with $17.5 million for the year ended December 31, 2017. The increase in our selling, general and administrative expenses are primarily due to compensation expenses including issuance of 259,551 shares of executive officer RSUs at a grant date fair value of $3.84 per share, resulting in approximately $1.0 million of additional non-cash, stock-based compensation expense for the year ended December 31, 2018. In addition, the hiring of additional biopharmaceutical sales personnel and commercialization efforts relating to our CE/IVD products in Europe, including the formation of HTG France and the buildout of an applications lab in France in the fourth quarter of 2018, further increased in selling, general and administrative expenses for the year ended December 31, 2018.

Research and development expenses

Research and development expenses represent amounts incurred to perform collaborative development services, costs to develop new proprietary panels and corresponding assays, to obtain FDA approval for our first U.S. IVD assay and to continue to develop and improve our HTG EdgeSeq platform. These expenses include payroll and related expenses, consulting expenses, laboratory supplies, facilities and equipment. Research and development costs are expensed as incurred. Research and development expenses increased by $2.6 million to $12.6 million for the year ended December 31, 2018 compared with $10.0 million for the year ended December 31, 2017. This increase is primarily due to collaborative development costs associated with biopharmaceutical customer companion diagnostic development programs initiated in 2017 under our Governing Agreement with QML, which costs are included in research and development expense in our consolidated statements of operations as the contracts are accounted for under the FASB’s guidance for collaborative arrangements. Costs relating to our collaborative development services revenue were approximately $8.0 million for the year ended December 31, 2018 compared with $4.8 million for the year ended December 31, 2017. We expect research and development costs to continue to increase in 2019 as we expand our consumable product menu and begin development of our diagnostic breast panel.

Interest income (expense)

As of December 31, 2018, we had an obligation due to NuvoGen in the amount of $7.0 million under an asset purchase agreement, a MidCap Term Loan obligation of $6.7 million, net of discount and deferred financing costs and a $3.0 million convertible debt liability to QNAH. Interest expense and non-cash interest expense recognized for discount, deferred financing fee amortization and final fee premium amounts relating to these obligations decreased $0.4 million to $0.9 million for the year ended December 31, 2018 as compared with $1.3 million for the year ended December 31, 2017. This year over year decrease was primarily the result of decreased term loan interest expense following the settlement of the Growth Term Loan in the first quarter 2018 and the borrowing of a smaller amount of principal under our MidCap Term Loan. Interest income included in interest income (expense) increased by $642,537 to $715,723 for the year ended December 31, 2018 as compared with $73,186 for the year ended December 31, 2017, primarily as a result of investments in short term available-for-sale securities relating to the proceeds from our January 2018 underwritten public offering.

Cash Flows for the Years Ended December 31, 2018 and 2017

The following table summarizes the primary sources and uses of cash for each of the periods presented:

	Years Ended December 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$(13,173,918)	$(16,572,308)
Investing activities	(23,220,435)	3,279,469
Financing activities	38,129,745	15,753,780
Effect of exchange rate on cash	(1,145)	–
Increase in cash, cash equivalents and restricted cash	$1,734,247	$2,460,941

Operating Activities

Net cash used in operating activities decreased by $3.4 million to $13.2 million compared with $16.6 million for the year ended December 31, 2017. This decrease for the year ended December 31, 2018 reflected (i) the net loss of $16.5 million and (ii) net non-cash items of $3.3 million, consisting primarily of stock-based compensation of $1.9 million and depreciation and amortization of $1.5 million.

Net cash used in operating activities for the year ended December 31, 2017 reflected (i) the net loss of $19.0 million, (ii) net non-cash items of $3.6 million, consisting primarily of stock-based compensation of $1.4 million, depreciation and amortization of $1.2 million, provision for excess inventory of $0.4 million, amortization of the discount, deferred financing costs and final payment premium on our Growth Term Loan of $0.4 million and amortization of the discount on our NuvoGen obligation of $0.2 million, and (iii) a net cash outflow from changes in balances of operating assets and liabilities of $1.2 million. This net cash outflow was due to an increase in accounts receivable attributable to our collaborative development services revenue partially offset by an increase in accrued liabilities primarily related to the accrual for our annual performance-based bonuses. The primary driver of the cash outflow from changes in balances of operating assets and liabilities was the increase in activities under SOW One and SOW Two of our QML Governing Agreement in the fourth quarter of 2017, which resulted in a significant increase in accounts receivable for monthly development fees and profit sharing payments receivable at year end for both programs.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2018 was $23.2 million compared with net cash provided by investing activities of $3.3 million for the year ended December 31, 2017. Net cash used in investing activities for the year ended December 31, 2018 consisted primarily of purchases of available-for-sale securities of $54.0 million with proceeds received from our underwritten public offering in January 2018, partially offset by the maturity of $31.7 million of the available-for-sale securities and the purchase of $0.9 million of tooling used in manufacturing, furniture and equipment for our new applications laboratory in France and other fixed assets during the year.

Net cash provided by investing activities for the year ended December 31, 2017 consisted primarily of sales, redemptions and maturities of $4.3 million of our remaining available-for-sale securities. This was partially offset by investments in laboratory sample processing and automation equipment of $1.0 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2018 was $38.1 million compared with $15.8 million for the year ended December 31, 2017. This activity for the year ended December 31, 2018 consisted primarily of $37.7 million in net proceeds from our underwritten public offering in January 2018, $6.6 million in net proceeds from our MidCap Term Loan in March 2018, and $0.6 million in net proceeds from an at-the-market offering of our common stock through our Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (“ATM Offering”), partially offset by $6.0 million in payments on our Growth Term Loan balance and $1.0 million in quarterly payments on our NuvoGen obligation.

Net cash provided by financing activities for the year ended December 31, 2017 consisted primarily of $19.9 million in net proceeds from our ATM Offering and $3.0 million of proceeds from the QNAH Convertible Note, partially offset by $6.4 million in payments on our Growth Term Loan balance and $0.8 million in quarterly payments made on our NuvoGen obligation.

Liquidity and Capital Resources

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock, the incurrence of debt and cash received from product sales, services revenue and other income. As of December 31, 2018, we had $31.1 million of cash, cash equivalents and short-term available-for-sale securities, and $16.8 million of debt outstanding on our MidCap Term Loan, NuvoGen, capital lease and QNAH Convertible Note obligations.

In January 2018, we offered and sold, in an underwritten public offering, 13,915,000 shares of our common stock at a price of $2.90 per share, including 1,815,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The aggregate net proceeds from the offering were approximately $37.7 million, after deducting the underwriting discounts and commissions and offering expenses.

In March 2018, we entered into the MidCap Term Loan and the Midcap Revolving Loan with MidCap Financial Trust, as agent. The MidCap Term Loan provides a secured term loan facility in an aggregate principal amount of up to $20.0 million. We borrowed the first advance of $7.0 million in March 2018. Under the terms of the MidCap Term Loan, the second advance of $13.0 million will be available to us on or before September 30, 2019, subject to our satisfaction of certain conditions described in the MidCap Term Loan. All obligations under the Growth Term Loan were terminated and all outstanding amounts and fees due under the Growth Term Loan were repaid with proceeds from the MidCap Term Loan in March 2018. Amounts outstanding under the MidCap Term Loan bear interest at a floating rate equal to 7.25% per annum, plus the greater of (i) 1.25% or (ii) the one-month LIBOR. Principal on each MidCap Term Loan advance is payable in 36 equal installments beginning April 1, 2020 until paid in full on March 1, 2023. The proceeds remaining from the March 2018 MidCap Term Loan funding and, if borrowed, the proceeds from MidCap Tranche 2, are expected to be used for working capital and general corporate purposes.

LIBOR is currently scheduled to be phased out in 2021. Before LIBOR is phased out, we may need to renegotiate the MidCap Credit Facility to replace LIBOR with a new standard, which has yet to be established. The consequences of these developments cannot be entirely predicted, but could result in higher interest rates on our loans under the MidCap Credit Facility.

The MidCap Revolving Loan provides a secured revolving credit facility in an aggregate principal amount of up to $2.0 million. We may request an increase in the total commitments under the MidCap Revolving Loan by up to an additional $8.0 million, subject to agent and lender approval and the satisfaction of certain conditions. Availability of the revolving credit facility under the MidCap Revolving Loan will be based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable and inventory, as reduced by certain reserves, if any. Though the MidCap Revolving Loan was made available upon the Company’s establishment of certain lockbox arrangements in June 2018, there were no amounts outstanding under the Midcap Revolving Loan as of December 31, 2018. The proceeds of any loans under the MidCap Revolving Loan may be used for working capital and general corporate purposes.

Funding Requirements

We have had recurring operating losses and negative cash flows from operations since inception, and we had an accumulated deficit of approximately $151.0 million as of December 31, 2018. As of December 31, 2018, we had available cash, cash equivalents and investments in short-term available-for-sale securities of approximately $31.1 million and had current liabilities of approximately $7.0 million plus an additional $15.7 million in long-term liabilities primarily attributable to our MidCap Term Loan, NuvoGen obligation and QNAH Convertible Note. We believe that our existing resources will be sufficient to fund our planned operations for at least the next 12 months from the issuance of the consolidated financial statements included elsewhere in this report. However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.

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

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements as defined by applicable SEC regulations.

Recent Accounting Pronouncements

For a summary of recent accounting pronouncements applicable to our consolidated financial statements, see “Note 2. Basis of Presentation and Summary of Significant Accounting Policies” in Part II, Item 8, Notes to Consolidated Financial Statements.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Items subject to estimates based on judgments include, but are not limited to: revenue recognition, stock-based compensation expense, the value of the warrant liability, the resolution of uncertain tax positions, income tax valuation allowances and reserves, recovery of long-lived assets and provisions for doubtful accounts, inventory obsolescence and inventory valuation. Actual results could differ from these estimates and such differences could affect the results of operations in future periods.

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

For contracts where the period between when we transfer a promised good or service to the customer and when the customer pays is one year or less, we have elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component.

We have made a policy election to exclude from the measurement of the transaction price all taxes assessed by a government authority that are both imposed on and concurrent with a specific revenue producing transaction and collected from a customer. Such taxes may include but are not limited to sales, use, value added and certain excise taxes.

Product and Product-related Services Revenue

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

Shipping and handling fees charged to customers for instruments and consumables shipped are included in the accompanying consolidated statements of operations as part of product and product-related services revenue. Shipping and handling costs for sold products shipped to customers are included in the accompanying consolidated statements of operations as part of cost of product and product-related services revenue.

For sales of consumables in the United States, standard delivery terms are FOB shipping point, unless otherwise specified in the customer contract, reflecting transfer of control to the customer upon shipment. We have elected the practical expedient to account for shipping and handling as activities to fulfill the promise to transfer the consumables.

We provide instruments to certain customers under reagent rental agreements. Under these agreements, an instrument is installed in the customer’s facility without a fee and the customer agrees to purchase consumable products at a stated price over the term of the agreement; in some instances, the agreements do not contain a minimum purchase requirement. Terms range from several months to multiple years and may automatically renew in several month or multiple year increments unless either party notifies the other in advance that the agreement will not renew. We measure progress toward complete satisfaction of this performance obligation to provide the instrument and deliver the consumables using an output method based on the number of consumables delivered in relation to the total consumables to be provided under the reagent rental agreement. This is considered to be representative of the delivery of outputs under the arrangement and the best measure of progress because the customer benefits from the instrument only in conjunction with the consumables. We expect to recover the cost of the instrument under the agreement through the fees charged for consumables, to the extent sold, over the term of the agreement.

In reagent rental agreements, we retain title to the instrument and title is transferred to the customer at no additional charge at the conclusion of the initial arrangement. The cost of the instrument is amortized on a straight-line basis over the term of the arrangement, unless there is no minimum consumable product purchase, in which case the instrument would be expensed as cost of product and product-related services revenue upon installation. Cost to maintain the instrument while we hold title is charged to selling, general and administrative expense as incurred.

Service revenue

Sample Processing Services

We also provide sample preparation and processing services and molecular profiling of retrospective cohorts for its customers through its VERI/O laboratory, whereby the customer provides samples to be processed using HTG EdgeSeq technology specified in the order. Customers are charged a per sample fee for sample processing services which is recognized as revenue upon delivery of a data file to the customer showing the results of testing and completing delivery of the agreed upon service. This is when the customer can use and benefit from the results of testing and we have the present right to payment.

Custom RUO Assay Development

We enter into custom RUO assay design agreements that may generate up-front fees and subsequent payments that might be earned upon completion of design process phases. Progress is measured toward complete satisfaction of the performance obligation to perform custom RUO assay design using an output method based on the costs incurred to date compared to total expected costs, as this is representative of the delivery of outputs under the arrangements and the best measure of progress. However, because in most instances the assay development fees are contingent upon completion of each phase of the design project and the decision of the customer to proceed to the next phase, the amount to be included in the transaction price and recognized as revenue is limited to that which the customer is contractually obligated to pay upon completion of that phase, which is when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Changes in estimates of total expected costs are accounted for prospectively as a change in estimate. From period to period, custom RUO assay design service revenue can fluctuate substantially based on the completion of design-related phases.

Collaborative Development Services

We follow ASC 606, Revenue from Contracts with Customers and ASC 808, Collaborative Arrangements to determine the appropriate recognition of revenue under our collaborative research, development and commercialization agreements that contain multiple elements. We have determined that SOW One, SOW Two and SOW Three are collaborative arrangements and that QML meets the definition of a customer under ASC 606. Additionally, each SOW is a separate contract with a single performance obligation to provide development services. Under each SOW, QML pays a monthly fee for development work performed by us and our subcontractors. The monthly fee is based on the employee and materials costs incurred during the month, which is subject to significant variability from period to period and unknown until the costs are incurred. Therefore, the monthly fee, which is based on use of hours and costs as a measure of progress, is included in the transaction price and recognized as revenue over time when the costs are incurred and the monthly fee is billed to QML. As we have the right to consideration from the customer in an amount that corresponds directly to the value to the customer of our performance completed to date, we recognize revenue in the amount to which we have the right to invoice. It is at this time that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. We also share any net profits resulting from performance of the development work with QML as determined pursuant to the Governing Agreement. Such profit sharing payment(s) is deemed to be variable consideration using the expected value method and is included in the transaction price upon completion of the respective SOW deliverables, acceptance of corresponding deliverables, and the mutual agreement by both parties on the calculation of net profit, which is when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

Because each SOW has an expected duration of one year or less, we have elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations for each SOW.

Fair Value Measurements

We establish the fair value of all of our financial assets and liabilities, which are recognized and disclosed at fair value in the consolidated financial statements, using the price that would be received to sell an asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is used to measure fair value. The three levels of the fair value hierarchy are as follows:

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

Our portfolio of securities comprises U.S. Treasuries and high credit quality corporate debt securities classified as available-for-sale securities.

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

Stock-Based Compensation

We recognize compensation costs related to stock-based payments to employees, including grants under our equity incentive plans of stock options and restricted stock units (“RSUs”) and stock purchase rights granted under our ESPP, based on the estimated fair value of the awards on the date of grant. The fair value of RSUs is based on the quoted market price of our common stock on the date of grant. We do not estimate the number of awards expected to be forfeited but instead we account for them as they occur. The fair value of ESPP rights and stock options granted pursuant to our equity incentive plans is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value using the Black-Scholes option pricing model is affected by the fair value of our common stock and several assumptions, including volatility, expected term, risk-free interest rate and dividend yield. Generally, these assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. These estimates involve inherent uncertainties. Changes to the assumptions that we have used in the Black-Sholes option pricing model could significantly impact the compensation expense that has been recognized in our consolidated statements of operations. If we had made different assumptions, our stock-based compensation expense, net loss and net loss per share of common stock could have been significantly different.

Foreign Currency Translation and Foreign Currency Transactions

We have assets and liabilities, including accounts receivable and accounts payable, which are denominated in currencies other than our functional currency. These balance sheet items are subject to re-measurement, the impact of which is recorded in foreign currency gain (loss) within the consolidated statements of operations.

Adjustments resulting from translating foreign functional currency financial statements of our wholly owned subsidiary into U.S. Dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive loss in the accompanying consolidated statements of stockholder’s equity (deficit).

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts and tax base of assets and liabilities using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established against net deferred tax assets for the uncertainty it presents of our ability to use the net deferred tax assets, in this case, primarily carryforwards of net operating tax losses and research and development tax credits. In assessing the realizability of net deferred tax assets we have assessed the likelihood that net deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not “more likely than not” or there is an insufficient history of operating profits, a valuation allowance is established. We record the valuation allowance in the period we determine that it is not more likely than not that net deferred tax assets will be realized. For the years ended December 31, 2018 and 2017, we have provided a full valuation allowance for all net deferred tax assets due to their current realization being considered remote. Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement. The Tax Act, which was signed into law on December 22, 2017, significantly revised the IRC. For further information as to its impact on our financial statements see “Note 15. Income Taxes” in Part II, Item 8, Notes to Financial Statements.

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

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

HTG Molecular Diagnostics, Inc.

Tucson, Arizona

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HTG Molecular Diagnostics, Inc. (the “Company”) and subsidiary as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiary at December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2014.

Phoenix, Arizona

March 7, 2019

HTG Molecular Diagnostics, Inc.

Consolidated Balance Sheets

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$8,432,600	$9,968,600
Short-term investments available-for-sale, at fair value	22,681,049	—
Accounts receivable	5,012,678	6,356,268
Inventory, net of allowance of $39,403 and $62,142 at December 31, 2018 and 2017, respectively	1,306,609	1,180,521
Prepaid expenses and other	568,209	443,068
Total current assets	38,001,145	17,948,457

Restricted cash - non-current	3,270,247	—
Deferred offering costs	59,030	2,953
Deferred MidCap revolving loan costs	67,068	—
Property and equipment, net	2,373,790	3,304,890
Total assets	$43,771,280	$21,256,300

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,849,921	$2,438,798
Accrued liabilities	3,358,465	3,746,786
Contract liabilities - current	332,711	665,882
NuvoGen obligation - current	1,290,234	496,442
Growth Term Loan payable - net of discount and debt issuance costs	—	5,793,599
Other current liabilities	186,043	200,460
Total current liabilities	7,017,374	13,341,967
NuvoGen obligation - non-current, net of discount	5,702,519	7,520,913
Convertible note, related party - net of debt issuance costs	2,974,213	2,960,760
MidCap Term Loan payable - net of discount and debt issuance costs	6,704,641	—
Other non-current liabilities	280,471	492,197
Total liabilities	22,679,218	24,315,837
Commitments and Contingencies (Note 14)
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2018 and December 31, 2017, 28,585,449 shares issued and outstanding at December 31, 2018 and 13,929,763 shares issued and outstanding at December 31, 2017	28,585	13,929
Additional paid-in-capital	172,086,909	131,492,595
Accumulated other comprehensive loss	(3,453)	—
Accumulated deficit	(151,019,979)	(134,566,061)
Total stockholders’ equity (deficit)	21,092,062	(3,059,537)
Total liabilities and stockholders' equity (deficit)	$43,771,280	$21,256,300

The accompanying notes are an integral part of these consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2018	2017
Revenue:
Product and product-related services	$9,121,390	$6,797,255
Collaborative development services	12,382,504	7,962,312
Total revenue	21,503,894	14,759,567

Operating expenses:
Cost of product and product-related services revenue	5,090,475	4,971,806
Selling, general and administrative	19,974,616	17,513,742
Research and development	12,598,034	9,996,627
Total operating expenses	37,663,125	32,482,175
Operating loss	(16,159,231)	(17,722,608)

Other income (expense):
Interest expense	(901,820)	(1,307,674)
Interest income	715,723	73,186
Loss on extinguishment of Growth Term Loan	(105,064)	—
Total other income (expense)	(291,161)	(1,234,488)
Net loss before income taxes	(16,450,392)	(18,957,096)
Provision for income taxes	3,526	2,921
Net loss	$(16,453,918)	$(18,960,017)
Net loss per share, basic and diluted	$(0.60)	$(1.79)
Shares used in computing net loss per share, basic and diluted	27,523,463	10,597,318

The accompanying notes are an integral part of these consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2018	2017
Net loss	$(16,453,918)	$(18,960,017)
Other comprehensive income (loss), net of tax effect:
Unrealized gain (loss) on short-term investments	(2,308)	1,090
Foreign currency translation adjustment	(1,145)	—
Total other comprehensive income (loss)	(3,453)	1,090
Comprehensive loss	$(16,457,371)	$(18,958,927)

The accompanying notes are an integral part of these consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity (Deficit)
Balance at January 1, 2017	7,938,571	$7,938	$110,081,334	$(75,000)	$(1,090)	$(115,606,044)	$(5,592,862)
Exercise of stock options	41,815	42	112,096	—	—	—	112,138
Stock-based compensation expense	—	—	1,376,633	—	—	—	1,376,633
Release of restricted stock awards	336,333	336	—	—	—	—	336
Stock issued under stock purchase plan	141,082	141	325,526	—	—	—	325,667
Issuance of common stock from ATM offering, net of issuance costs of $0.8 million	5,471,962	5,472	19,672,006	—			19,677,478
Retirement of Treasury shares	—	—	(75,000)	75,000	—	—	—
Net loss	—	—	—	—	—	(18,960,017)	(18,960,017)
Unrealized gain on short-term investments	—	—	—	—	1,090	—	1,090
Balance at December 31, 2017	13,929,763	$13,929	$131,492,595	$—	$—	$(134,566,061)	$(3,059,537)
Exercise of stock options	144,645	145	316,622	—	—	—	316,767
Stock-based compensation expense	—	—	1,887,764	—	—	—	1,887,764
Release of restricted stock awards	291,010	291	—	—	—	—	291
Net share settlement of restricted stock awards	(38,582)	(39)	(150,709)	—	—	—	(150,748)
Stock issued under stock purchase plans	82,261	82	199,792	—	—	—	199,874
Issuance of common stock from ATM offering, net of issuance costs of approximately $17,000	261,352	262	556,444	—	—	—	556,706
Issuance of common stock from underwritten public offering, net of issuance costs of approximately $2.6 million	13,915,000	13,915	37,710,401	—	—	—	37,724,316
Issuance of common stock warrants in connection with MidCap Term Loan	—	—	74,000	—	—	—	74,000
Net loss	—	—	—	—	—	(16,453,918)	(16,453,918)
Unrealized loss on short-term investments	—	—	—	—	(2,308)	—	(2,308)
Foreign currency translation adjustment	—	—	—	—	(1,145)	—	(1,145)
Balance at December 31, 2018	28,585,449	$28,585	$172,086,909	$—	$(3,453)	$(151,019,979)	$21,092,062

The accompanying notes are an integral part of these consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017
Operating activities
Net loss	$(16,453,918)	$(18,960,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,468,121	1,241,873
Accretion of discount on NuvoGen obligation	(12,480)	195,248
Provision for excess inventory	83,218	366,963
Amortization of Growth Term Loan discount and issuance costs	62,951	404,462
Loss on extinguishment of Growth Term Loan	105,064	—
Amortization of QNAH Convertible Note issuance costs	13,453	1,269
Amortization of MidCap Credit Facility discount and issuance costs	133,963	—
Stock-based compensation expense	1,888,055	1,376,969
Employee stock purchase plan expense	58,959	59,118
Accretion of incentive from landlord	(142,000)	(142,000)
Accrued interest on available-for-sale securities investments	(412,436)	—
Loss on disposal of assets	8,104	81,539
Changes in operating assets and liabilities:
Accounts receivable	1,332,030	(4,978,827)
Inventory	(171,909)	77,176
Prepaid expenses and other	(113,581)	(3,749)
Deferred offering costs	2,953	49,630
Accounts payable	(150,176)	1,225,954
Accrued liabilities	(447,351)	2,076,500
Contract liabilities	(426,938)	355,584
Net cash used in operating activities	(13,173,918)	(16,572,308)
Investing activities
Purchase of property and equipment	(949,514)	(1,020,531)
Sales, redemptions and maturities of available-for-sale securities	31,700,000	4,300,000
Purchase of available-for-sale securities	(53,970,921)	—
Net cash (used in) provided by investing activities	(23,220,435)	3,279,469
Financing activities
Proceeds from MidCap Credit Facility	7,000,000	—
MidCap Credit Facility lender fees	(422,390)	—
Payments on Growth Term Loan	(1,684,626)	(6,389,782)
Payments for extinguishment of Growth Term Loan	(4,276,988)	—
Proceeds from public offering, net of underwriting discounts, commissions and costs of $2.6 million	37,724,316	(231,476)
Proceeds from ATM Offering, net	556,706	19,908,954
Proceeds from issuance of convertible note to QNAH, a related party	—	3,000,000
QNAH Convertible Note financing costs	—	(40,509)
Payments on NuvoGen obligation	(1,012,122)	(800,000)
Payments on capital leases	(62,085)	(69,142)
Proceeds from exercise of stock options	316,767	112,138
Taxes paid for net share settlement of restricted stock awards	140,915	—
Proceeds from shares purchased under stock purchase plans	—	266,549
Payment of deferred offering costs	(150,748)	(2,952)
Net cash provided by financing activities	38,129,745	15,753,780

Effect of exchange rates on cash	(1,145)	—

Increase in cash, cash equivalents and restricted cash	1,734,247	2,460,941
Cash and cash equivalents at beginning of year	9,968,600	7,507,659
Cash, cash equivalents and restricted cash at end of year	$11,702,847	$9,968,600
Supplemental disclosure of noncash investing and financing activities
Fixed asset purchases payable and accrued at period end	$39,265	$477,966
Carrying value of demonstration units transferred from property and equipment to inventory	49,245	113,607
Equipment purchased through capital lease	71,709	—
Debt issuance costs payable and accrued at period end	59,030	—
MidCap Term Loan fees and warrant discount	389,000	—
Retirement of treasury stock	—	75,000
Supplemental cash flow information
Cash paid for interest	$553,070	$698,065
Cash paid for taxes	3,545	1,967

The accompanying notes are an integral part of these consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business, Basis of Presentation and Principles of Consolidation

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

The Company operates in one segment and its customers are located primarily in the United States and Europe. For the year ended December 31, 2018, approximately 69% of the Company’s revenue was generated from sales originated by customers located outside of the United States, compared with 71% for the year ended December 31, 2017. Approximately 84% and 76% of the sales to customers located outside of the United States resulted from collaborative development services revenue generated from the Master Assay Development, Commercialization and Manufacturing Agreement (the “Governing Agreement”), with QIAGEN Manchester Limited (“QML”), a wholly owned subsidiary of QIAGEN N.V. (See Note 16), for the years ended December 31, 2018 and 2017, respectively.

Basis of Presentation

The consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The Company formed a French subsidiary, HTG Molecular Diagnostics France SARL (“HTG France”), in November 2018. The consolidated financial statements include the accounts of the Company and this wholly owned subsidiary after elimination of intercompany transactions and balances as of December 31, 2018.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include revenue recognition, stock-based compensation expense, bonus accrual, income tax valuation allowances and reserves, recovery of long‑lived assets, inventory obsolescence and inventory valuation. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with financial institutions, commercial paper, money market instruments and high credit quality corporate debt securities purchased with a term of three months or less.

Accounts Receivable

Accounts receivable represent valid claims against debtors. Management reviews accounts receivable regularly to determine, using the specific identification method, if any receivable amounts will potentially be uncollectible and to estimate the amount of allowance for doubtful accounts necessary to reduce accounts receivable to its estimated net realizable value.

Investments

The Company classifies its debt securities as available-for-sale, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive loss, net of tax. Realized gains, realized losses and declines in value of securities judged to be other-than-temporary, are included in other income (expense) within the accompanying consolidated statements of operations. The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Interest earned on all securities is included in other income (expense) within the accompanying consolidated statements of operations. Investments in securities with maturities of less than one year, or where management’s intent is to use the investments to fund current operations, or to make them available for current operations, are classified as short-term investments.

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

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of the same such amounts shown in the accompanying consolidated statements of cash flows.

December 31,
2018
Cash and cash equivalents	$8,432,600
Restricted cash - non-current	3,270,247
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$11,702,847

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

The carrying value of financial instruments classified as current assets and current liabilities approximate fair value due to their liquidity and short-term nature. Investments that are classified as available-for-sale are recorded at fair value, which was determined using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The carrying value of the MidCap Term Loan (see Note 8) is estimated to approximate its fair value as the interest rate approximates the market rate for debt securities with similar terms and risk characteristics.

In October 2017, the Company received $3.0 million in gross proceeds from, and issued a subordinated convertible promissory note (the “QNAH Convertible Note”) in that principal amount to, QIAGEN North American Holdings, Inc. (“QNAH”). As of December 31, 2018, the estimated aggregate fair value of the QNAH Convertible Note is approximately $3.1 million, based on a discounted cash flow approach and utilizing an option pricing model to value the conversion feature, with key assumptions including expected volatility, discount rates, term and risk-free rates.

The NuvoGen obligation is an obligation relating to an asset purchase transaction with a then-common stockholder of the Company. As of December 31, 2018, the estimated aggregate fair value of the NuvoGen obligation is approximately $6.0 million, determined using a Monte Carlo simulation with key assumptions including future revenue, volatility, discount and risk-free rates.

The estimated fair values of the QNAH Convertible Note and the NuvoGen obligation represent Level 3 measurements.

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

Equipment that is under evaluation for purchase remains in inventory as the Company maintains title to the equipment throughout the evaluation period. The period of time customers use to evaluate the Company’s equipment generally ranges from 90 to 180 days, and in certain circumstances the evaluation period may need to be extended beyond that period. However, in no case will the evaluation period exceed one year. If the customer has not purchased the equipment or entered into a reagent rental agreement with the Company after evaluating the product for one year, the equipment is returned to the Company or the customer is allowed to continue use of the equipment, in which case the equipment is written off to selling, general and administrative expense in the accompanying consolidated statements of operations. HTG EdgeSeq instruments at customer locations under evaluation agreements are included in finished goods inventory. Finished goods inventory under evaluation as of December 31, 2018 was $143,271 compared to $53,365 as of December 31, 2017.

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

Certain leasehold improvements constructed by the landlord of the Company’s Tucson, AZ facilities as an incentive for the Company to extend its leases are included in leasehold improvements in the consolidated balance sheets as of December 31, 2018. The total cost of the improvements constructed by the landlord of $710,000 was capitalized when construction was completed in February 2016 and is being amortized over the remaining term of the lease agreement. The incentive of $710,000 has been recognized as deferred rent within other current liabilities and other liabilities on the consolidated balance sheets and is being accreted over the lease term as a reduction of rent expense (see Note 14).

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flow, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Although the Company has accumulated losses since inception, the Company believes the future cash flows will be sufficient to exceed the carrying value of the Company’s long-lived assets. There were no impairments of long-lived assets during the years ended December 31, 2018 and 2017.

Debt Issuance Costs and Debt Discounts

Costs incurred to issue non-revolving debt instruments are recognized as a reduction to the related debt balance in the accompanying consolidated balance sheets and amortized to interest expense over the contractual term of the related debt using the effective interest method. Costs incurred to issue revolving debt instruments are deferred as an asset in the accompanying consolidated balance sheets and amortized on a straight-line basis to interest expense over the term of the revolving commitment.

Deferred Offering Costs

Deferred offering costs represent legal and other direct costs related to planned future stock offering transactions. Deferred offering costs of $59,030 included as non-current assets in the accompanying consolidated balance sheets represent legal costs incurred during the year ended December 31, 2018 by the Company in contemplation of the issuance of additional shares in a future financing transaction. There were deferred offering costs of $2,953 included in the accompanying consolidated balance sheets as of December 31, 2017. Should the planned stock offering transactions prove to be unsuccessful, these deferred offering costs, as well as any additional expenses to be incurred, will be charged to selling, general and administrative expense in the consolidated statements of operations.

Contract Liabilities

Contract liabilities represent cash receipts for products or services to be delivered in future periods, including up-front fees received relating to custom RUO assay design and sample processing services and collaboration development services. When products or services are delivered to customers, contract liabilities are recognized as earned. Up-front fees received for custom RUO assay design or collaborative development services are recognized over time based on the costs incurred to date compared to total expected costs as design or development procedures are completed and outputs are produced.

Revenue Recognition

The Company adopted the Financial Accounting Standards Board (“FASB”) new revenue standard, Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), on January 1, 2018 using the full retrospective approach. The adoption of this standard did not have a material impact on 2017 revenue recognition or on opening equity, as the timing and measurement of revenue recognition for the Company is materially the same under ASC 606 as it was under the prior relevant guidance.

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

See Note 9 for additional discussion of the Company’s revenue recognition policies.

Product Warranty

The Company generally provides a one-year warranty on its HTG EdgeSeq systems covering the performance of system hardware and software in conformance with customer specifications under normal use and protecting against defects in materials and workmanship. The Company may, at its option, replace, repair or exchange products covered under valid warranty claims. A provision for estimated warranty costs is recognized at the time of sale, through cost of product and product-related services revenue, based upon recent historical experience and other relevant information as it becomes available. The Company continuously assesses the adequacy of its product warranty accrual by reviewing actual claims and adjusts the provision as needed.

Research and Development Expenses

Research and development expenses represent costs incurred internally for research and development activities and costs incurred externally to fund research activities. These costs include those generated through research and development efforts for the improvement and expansion of the Company’s proprietary technology and product offerings as well as those related to third-party collaborative development agreements, for which related revenue is included in collaborative development services revenue in the accompanying consolidated statements of operations. See Note 16 for further discussion of the development costs associated with collaborative development services agreements included in research and development expense as compared to cost of product and product-related services revenue in the accompanying consolidated statements of operations.

Advertising

All costs associated with advertising and promotions are expensed as incurred. Advertising expense was $110,591 and $245 for the years ended December 31, 2018 and 2017, respectively, and is included as a component of selling, general and administrative expenses on the accompanying consolidated statements of operations.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts and tax base of assets and liabilities using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established against net deferred tax assets for the uncertainty it presents of our ability to use the net deferred tax assets, in this case, primarily carryforwards of net operating tax losses and research and development tax credits. In assessing the realizability of net deferred tax assets we have assessed the likelihood that net deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not “more likely than not” or there is an insufficient history of operating profits, a valuation allowance is established. We record the valuation allowance in the period we determine that it is not more likely than not that net deferred tax assets will be realized. For the years ended December 31, 2018 and 2017, we have provided a full valuation allowance for all net deferred tax assets due to their current realization being considered remote in the near term. Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement. The Tax Cuts and Jobs Act (the “Tax Act”), which was signed into law on December 22, 2017, significantly revised the Internal Revenue Code of 1986, as amended (the “IRC”). For further information as to its impact on our financial statements see “Note 15. Income Taxes” in Part II, Item 8, Notes to Financial Statements.

Foreign Currency Translation and Foreign Currency Transactions

The Company has assets and liabilities, including accounts receivable and accounts payable, which are denominated in currencies other than its functional currency. These balance sheet items are subject to re-measurement, the impact of which is recorded in foreign currency gain (loss) within the consolidated statements of operations.

Adjustments resulting from translating foreign functional currency financial statements of the Company’s wholly owned subsidiary into U.S. Dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive loss in the accompanying consolidated statements of stockholder’s equity (deficit).

Comprehensive Loss

Comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized gains and losses on short and long-term available-for-sale investments and adjustments resulting from translating foreign functional currency financial statements into U.S. Dollars are included in comprehensive loss.

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

The top three customers accounted for 58%, 10% and 9% of the Company’s revenue for the year ended December 31, 2018, compared with 54%, 8% and 6% for the year ended December 31, 2017. The largest three customers accounted for approximately 44%, 27%, and 11% of the Company’s net accounts receivable as of December 31, 2018. The accounts receivable primarily relate to sample processing services performed for two biopharmaceutical company customers and work performed under the Company’s Governing Agreement with QML. The largest two customers accounted for approximately 66% and 11% of the Company’s net accounts receivable at December 31, 2017.

Three vendors accounted for 24%, 14% and 11% of the Company’s accounts payable as of December 31, 2018 primarily related to the Company’s collaborative development services programs compared to 23%, 17% and 15% of the Company’s accounts payable at December 31, 2017.

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

The new revenue standard and the standards that amend it were effective for public entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company adopted ASC 606 as of January 1, 2018 using the full retrospective approach. The adoption of ASC 606 did not have a material impact on 2017 revenue recognition or on opening equity, as the timing and measurement of revenue recognition is materially the same for the Company as under ASC 605, Revenue Recognition. The Company has presented additional quantitative and qualitative disclosures regarding identified revenue streams and performance obligations beginning with the first quarter ended March 31, 2018 (see Note 9 and Note 16). The Company has also identified and implemented changes to its business processes and internal controls relating to implementation of the new standard.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which will impact certain aspects of recognition, measurement, presentation and disclosure of financial instruments. In February 2018, the FASB subsequently issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall, which clarified certain aspects of the previously issued ASU 2016-01. The new guidance requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the consolidated financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The Company adopted ASU 2016-01 as of January 1, 2018, at which time the standard did not have a significant impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, (“ASU 2016-15”), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted ASU No. 2016-15 as of January 1, 2018, at which time the adoption of this standard did not have a significant impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents are to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments to this update were effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. The Company adopted ASU No. 2016-18 as of January 1, 2018, however the adoption of this update did not have an impact on the Company’s consolidated financial statements until the quarter ended September 30, 2018, when the Company first recorded a restricted cash balance related to the QML Convertible Note.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The Company adopted ASU No. 2017-09 as of January 1, 2018. The adoption of this update did not impact the Company’s consolidated financial statements.

New Accounting Pronouncements

The following are new FASB ASUs that had not been adopted by the Company as of December 31, 2018, and are grouped by their respective effective dates:

January 1, 2019

In February 2016, the FASB issued ASU No. 2016-02, Leases, which was subsequently amended by ASU No. 2018-01, ASU No. 2018-10 and ASU No. 2018-11 (collectively, “ASC 842”). Under this standard, which applies to both lessors and lessees, lessees will be required to recognize all leases (except for short-term leases) as a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and as a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available. The Company has completed its review of all lease contracts that were in place as of December 31, 2018 and is finalizing the calculations of the right-of-use asset and related disclosures. Based upon assessment of the Company’s leases, adoption of ASC 842 is not expected to have a material effect on the Company’s consolidated statements of operations, its consolidated statements of cash flows or its opening equity. However, the Company estimates that adoption of the new standard will result in a gross-up on its consolidated balance sheets of less than $1.5 million as of January 1, 2019 relating to office and equipment leases. The Company will present additional quantitative and qualitative disclosures regarding its lease obligations as required upon implementation of ASC 842 and has identified and is implementing changes to its business processes and internal controls relating to implementation of the new standard.

In July 2017, the FASB issued ASU 2017-11, Accounting for Certain Financial Instruments with Down Round Features. The new standard makes limited changes to previous guidance on classifying certain financial instruments as either liabilities or equity. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. When considering the Company’s existing financial instruments, the Company does not believe the adoption of this standard will have an effect on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting. The standard expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services, simplifying the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. The Company does not believe the adoption of this standard will have a significant impact on its consolidated financial statements given the limited number of nonemployee stock-based awards outstanding.

January 1, 2020

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which was subsequently amended by ASU 2018-19, requires the measurement of expected credit losses for financial instruments carried at amortized cost held at the reporting date based on historical experience, current conditions and reasonable forecasts. The updated guidance also amends the current other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company does not believe the adoption of this standard will have a significant impact on its consolidated financial statements, given the high credit quality of the obligors to its available-for-sale debt securities and its limited history of bad debt expense relating to trade accounts receivable.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement against or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, which amended ASC 808, Collaborative Arrangements and ASC 606, Revenue from Contracts with Customers (“ASU 2018-18”), to require that transactions in collaborative arrangements be accounted for under ASC 606 if the counterparty is a customer for a good or service (or bundle of goods and services) that is a distinct unit of account. The amendments also preclude entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. Early adoption is permitted, including in any interim period, provided an entity has already adopted ASC 606 or does so concurrently with the adoption of this guidance. The Company is currently evaluating the impact of its pending adoption of ASU 2018-18 on its consolidated financial statements.

Note 3. Inventory

Inventory, net of allowance, consisted of the following as of the date indicated:

	December 31,
	2018	2017
Raw materials	$892,631	$984,328
Work in process	168,937	66,314
Finished goods	284,444	192,021
Total gross inventory	1,346,012	1,242,663
Less inventory allowance	(39,403)	(62,142)
	$1,306,609	$1,180,521

The reserve for shrinkage and excess inventory was $39,403 and $62,142 as of December 31, 2018 and 2017, respectively. For the year ended December 31, 2018, the Company recorded a net decrease in the inventory reserve of $22,739, compared to a net decrease of $208,165 for the year ended December 31, 2017, to adjust for estimated shrinkage and obsolescence. For the years ended December 31, 2018 and 2017, the Company recorded adjustments to the provision for excess inventory of $83,218 and $366,963, respectively. Adjustments in these periods to the allowance for estimated shrinkage, obsolescence and excess inventory have been included in cost of product and product-related services revenue in the accompanying consolidated statements of operations.

Note 4. Fair Value

Financial assets and liabilities measured at fair value are classified in their entirety in the fair value hierarchy, based on the lowest level input significant to the fair value measurement. The following table classifies the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and 2017, respectively, in the fair value hierarchy:

	Balance at December 31, 2018
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$6,923,255	$998,400	$—	$7,921,655
Investments available-for-sale at fair value
U.S. government obligations	6,031,515	—	—	6,031,515
Corporate debt securities	—	16,649,534	—	16,649,534
Total	$12,954,770	$17,647,934	$—	$30,602,704

	Balance at December 31, 2017
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$8,521,054	$—	$—	$8,521,054
Total	$8,521,054	$—	$—	$8,521,054

There were no other financial instruments subject to fair value measurement on a recurring basis. Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the years ended December 31, 2018 and 2017.

Level 1 instruments include investments in money market funds, U.S. Treasuries and U.S. government agency obligations. These instruments are valued using quoted market prices for identical unrestricted instruments in active markets. The Company defines active markets for debt instruments based on both the average daily trading volume and the number of days with trading activity. Level 2 instruments include corporate debt securities and commercial paper. Valuations of Level 2 instruments can be verified to quoted prices, recent trading activity for identical or similar instruments, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. Consideration is given to the nature of the quotations (e.g. indicative or firm) and the relationship of recent market activity to the prices provided from alternative pricing sources.

Fair values of these assets and liabilities are based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not adjust any of the valuations received from these third parties with respect to any of its Level 1 or 2 securities for either of the years ended December 31, 2018 or 2017 and did not have any Level 3 financial assets or liabilities during either of these periods.

Note 5. Available-for-Sale Securities

The Company’s portfolio of available-for-sale securities consists of U.S. Treasuries and high credit quality corporate debt securities. The following is a summary of the Company’s available-for-sale securities at December 31, 2018:

	December 31, 2018
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
U.S. Treasury securities	$6,032,844	$—	$(1,329)	$6,031,515
Corporate debt securities	16,650,513	—	(979)	16,649,534
Total available-for-sale securities	$22,683,357	$—	$(2,308)	$22,681,049

The Company had no available-for-sale securities at December 31, 2017.

The net adjustment to unrealized holding gains (losses) on available-for-sale securities, net of tax in other comprehensive income totaled $(2,308) and $1,090 for the years ended December 31, 2018 and 2017, respectively.

Contractual maturities of debt investment securities at December 31, 2018 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Under
	1 Year	1 to 2 Years	Total
U.S. Treasury securities	$6,031,515	$—	$6,031,515
Corporate debt securities	16,649,534	—	16,649,534
Total available-for-sale securities	$22,681,049	$—	$22,681,049

The following table shows the gross unrealized losses and fair values of the Company’s investments that have unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2018:

	Under 1 Year		1 to 2 Years		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$6,031,515	$(1,329)	$—	$—	$6,031,515	$(1,329)
Corporate debt securities	1,201,308	(979)	—	—	1,201,308	(979)
Total available-for-sale securities with unrealized losses	$7,232,823	$(2,308)	$—	$—	$7,232,823	$(2,308)

For debt securities, the Company determines whether it intends to sell or if it is more likely than not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. The Company conducts a regular assessment of its debt securities with unrealized losses to determine whether securities have other-than-temporary impairment considering, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, market conditions and whether the Company intends to sell or it is more likely than not that the Company will be required to sell the debt securities. The Company did not have any other-than-temporary impairment in its available-for-sale securities at December 31, 2018.

Note 6. Property and Equipment

Property and equipment, net consists of the following:

	December 31,
	2018	2017
Furniture & fixtures	$791,973	$582,007
Leasehold improvements	1,930,300	1,863,698
Equipment used in manufacturing	2,297,797	1,963,558
Equipment used in research & development	1,456,954	1,328,556
Equipment used in the field	125,253	130,552
Software	373,683	373,683
Construction in progress	19,246	255,641
	6,995,206	6,497,695
Less: accumulated depreciation and amortization	(4,621,416)	(3,192,805)
	$2,373,790	$3,304,890

Depreciation and leasehold improvement amortization expense was $1,468,121 for the year ended December 31, 2018, and $1,241,873 for the year ended December 31, 2017.

Note 7. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2018	2017
Accrued employee bonuses	$2,150,418	$3,049,109
Payroll and employee benefit accruals	698,969	369,275
Accrued professional fees	60,400	101,150
Accrued interest	156,492	45,544
Other accrued liabilities	292,186	181,708
	$3,358,465	$3,746,786

Note 8. Debt Obligations.

Growth Term Loan

In August 2014, the Company entered into a Loan and Security Agreement (the “Growth Term Loan”) with a syndicate of two lending institutions, Oxford Finance LLC and Silicon Valley Bank, which was amended in August 2015 and June 2016. The first tranche of the Growth Term Loan (“Growth Term Loan A”) of $11.0 million was funded in August 2014. The second tranche of $5.0 million (“Growth Term Loan B”) was funded in March 2016. With the August 2015 amendment, the interest-only payment period for the Growth Term Loan was extended until April 1, 2016. Following the interest-only payment period, the Company became obligated to make equal monthly payments of principal and interest amortized over the remaining term of the loan for all funds drawn under the Growth Term Loan. Growth Term Loan A and B bore interest at fixed rates of 8.5% and 8.75% per annum, respectively, and were scheduled to mature in September 2018. The amended agreement also included a prepayment fee of 1% of the principal amount repaid if the Growth Term Loan was repaid after the second anniversary of the August 2015 amendment and prior to maturity.

The Company recognized approximately $629,777 of debt discount associated with the Growth Term Loan A and Growth Term Loan B in the accompanying consolidated balance sheets as of December 31, 2017, resulting from unamortized direct loan costs, warrant allocation and the final payment fee. The debt discount was being amortized to interest expense using the effective interest method, over the term of the related Growth Term Loan tranche. The aggregate amortization of debt discount associated with the Growth Term Loan was approximately $62,951 and $404,462 for the years ended December 31, 2018 and 2017, respectively.

Extinguishment of Growth Term Loan upon MidCap Credit Facility Closing

In March 2018, the Company repaid all principal and interest amounts outstanding under the Growth Term Loan in an aggregate amount equal to approximately $4.3 million, including collateral agent legal fees and prepayment fees. The repayment was funded with net proceeds from the MidCap Credit Facility (see description of the MidCap Credit Facility below). As a result of the repayment, the Company recorded a loss on extinguishment of the Growth Term Loan of $105,064, including remaining unamortized discounts of $67,272 and prepayment and other Growth Term Loan lender fees in the accompanying consolidated statements of operations for the year ended December 31, 2018. All obligations under the Growth Term Loan were terminated upon extinguishment of the Growth Term Loan.

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

The MidCap Term Loan provides a secured term loan facility in an aggregate principal amount of up to $20.0 million. The Company borrowed the first advance of $7.0 million (“MidCap Tranche 1”) on the MidCap Closing Date. Under the terms of the MidCap Term Loan, the second advance of $13.0 million (“MidCap Tranche 2”) will be available to the Company on or before September 30, 2019, subject to the Company’s satisfaction of certain conditions described in the MidCap Term Loan, including (a) the Company achieving the first commercial sale of an FDA-approved diagnostic assay utilizing next generation sequencing under its Governing Agreement with QML, and (b) delivery of subordination documents with respect to the QNAH Convertible Note (or the satisfaction of alternative arrangements as provided in the MidCap Term Loan, as described below).

MidCap Tranche 1 was used to repay in full all outstanding amounts and fees due under the Growth Term Loan. The proceeds remaining from MidCap Tranche 1 and, if borrowed, the proceeds from MidCap Tranche 2, are expected to be used for working capital and general corporate purposes.

MidCap Tranche 1, and if borrowed, MidCap Tranche 2, each bear interest at a floating rate equal to 7.25% per annum, plus the greater of (i) 1.25% or (ii) the one-month LIBOR. Interest on each term loan advance is due and payable monthly in arrears and was calculated at a rate of 9.6% for interest accrued as of December 31, 2018. Principal on each term loan advance is payable in 36 equal monthly installments beginning April 1, 2020 until paid in full on March 1, 2023. Prepayments of the term loans under the MidCap Term Loan, in whole or in part, will be subject to early termination fees in an amount equal to 3.0% of principal prepaid if prepayment occurs on or prior to the first anniversary of the MidCap Closing Date, 2.0% of principal prepaid if prepayment occurs after the first anniversary of the MidCap Closing Date but on or prior to the second anniversary of the MidCap Closing Date, and 1.0% of principal prepaid if prepayment occurs after the second anniversary of the MidCap Closing Date and prior to or on the third anniversary of the MidCap Closing Date. In connection with execution of the MidCap Term Loan, the Company paid MidCap a $100,000 origination fee.

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

The MidCap Revolving Loan provides a secured revolving credit facility in an aggregate principal amount of up to $2.0 million. The Company may request an increase in the total commitments under the MidCap Revolving Loan by up to an additional $8.0 million, subject to agent and lender approval and the satisfaction of certain conditions. Availability of the revolving credit facility under the MidCap Revolving Loan will be based upon a borrowing base formula and periodic borrowing base certifications valuing certain of the Company’s accounts receivable and inventory, as reduced by certain reserves, if any. Further, although the revolving credit facility was made available following establishment of required lockbox arrangements by the Company in June 2018, there were no amounts outstanding under the MidCap Revolving Loan as of December 31, 2018. The proceeds of any loans under the MidCap Revolving Loan may be used for working capital and general corporate purposes.

Loans under the MidCap Revolving Loan accrue interest at a floating rate equal to 4.25% per annum, plus the greater of (i) 1.25% or (ii) the one-month LIBOR. Accrued interest on the revolving loans will be paid monthly and revolving loans may be borrowed, repaid and re-borrowed until March 1, 2023, when all outstanding amounts must be repaid. Subject to certain exceptions, termination or permanent reductions of the revolving loan commitment under the MidCap Revolving Loan will be subject to termination fees in an amount equal to 3.0% of the commitment amount terminated or reduced if such termination or reduction occurs on or prior to the first anniversary of the MidCap Closing Date, 2.0% of the commitment amount terminated or reduced if such termination or reduction occurs after the first anniversary of the MidCap Closing Date but on or prior to the second anniversary of the MidCap Closing Date, and 1.0% of the commitment amount terminated or reduced if such termination or reduction occurs after the second anniversary of the MidCap Closing Date and prior to or on the third anniversary of the MidCap Closing Date.

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

The Company has recognized approximately $610,359 of unamortized debt discount associated with the MidCap Term Loan, resulting from fees and debt issuance costs, in the accompanying consolidated balance sheets as of December 31, 2018. Amortization of the debt discount associated with the MidCap Term Loan was approximately $121,611 for the year ended December 31, 2018 and was included in interest expense in the accompanying consolidated statements of operations. Unamortized costs incurred in connection with the issuance of the Midcap Revolving Loan of $67,068 as of December 31, 2018 are presented as deferred MidCap revolving loan costs in the accompanying consolidated balance sheets. Amortization of deferred MidCap revolving loan costs was $12,352 for the year ended December 31, 2018, and is included in interest expense in the accompanying consolidated statements of operations. There were no costs associated with the MidCap Term Loan or the MidCap Revolving Loan for the year ended December 31, 2017.

Other Debt Obligations to Related Parties

Refer to Note 16 below for discussion of debt obligations to related parties.

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

Product and Product-related Services Revenue

The Company had product and product-related services revenue consisting of revenue from the sale of instruments and consumables and the use of the HTG EdgeSeq proprietary technology to process samples and design custom RUO assays for the years ended December 31, 2018 and 2017 as follows:

	Years Ended December 31,
	2018	2017
Product revenue:
Instrument	$351,885	$385,143
Consumables	1,964,499	1,463,347
Total product revenue	2,316,384	1,848,490
Product-related services revenue:
Custom RUO assay design	964,241	419,515
Sample processing	5,840,765	4,529,250
Total product-related services revenue	6,805,006	4,948,765
Total product and product-related services revenue	$9,121,390	$6,797,255

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

Shipping and handling fees charged to the Company’s customers for instruments and consumables shipped are included in the accompanying consolidated statements of operations as part of product and product-related services revenue. Shipping and handling costs for sold products shipped to the Company’s customers are included in the accompanying consolidated statements of operations as part of cost of product and product-related services revenue.

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

In reagent rental agreements, the Company retains title to the instrument and title is transferred to the customer at no additional charge at the conclusion of the initial arrangement. The cost of the instrument is amortized on a straight-line basis over the term of the arrangement, unless there is no minimum consumable product purchase, in which case the instrument would be expensed as cost of product and product-related services revenue upon installation. Cost to maintain the instrument while title remains with the Company is charged to selling, general and administrative expense as incurred.

Service Revenue

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

Collaborative Development Services Revenue

	Years Ended December 31,
	2018	2017
Collaborative development services	$12,382,504	$7,962,312

See Note 16 for discussion of collaborative development services contracts with related parties. There was $0 and $25,000 of collaborative development services revenue generated from the Company’s companion diagnostic development services agreements with non-related party customers for the years ended December 31, 2018 and 2017, respectively.

Contract Liabilities

The Company receives up-front payments from customers for custom RUO assay design services, and occasionally for sample processing services. Payments for instrument extended warranty contracts are made in advance as are payments for certain agreed-upon capital purchases required for collaborative development service projects. The Company recognizes such up-front payments as a contract liability. The contract liability is subsequently reduced at the point in time that the data file is delivered for sample processing services or as the Company satisfies its performance obligations over time for RUO assay design, collaborative development and extended warranty services. Contract liabilities of $410,947 and $837,885 were included in contract liabilities – current and other non-current liabilities in the accompanying consolidated balance sheets as of December 31, 2018 and 2017, respectively.

Changes in the Company’s contract liability were as follows as of the date indicated:

	Product Revenue	Custom RUO Assay Design	Sample Processing	Collaborative Development Services	Total Contract Liability
Balance at January 1, 2018	$39,426	$197,606	$490,536	$110,317	$837,885
Deferral of revenue	190,703	448,580	197,541	70,918	907,742
Customer deposits	131,864	—	—	—	131,864
Recognition of deferred Revenue	(245,446)	(596,186)	(443,677)	(181,235)	(1,466,544)
Balance at December 31, 2018	$116,547	$50,000	$244,400	$—	$410,947

Note 10. Other Agreements

NuvoGen Obligation

The Company entered into an asset purchase agreement in 2001, as amended, with NuvoGen Research, LLC (“NuvoGen”) to acquire certain intellectual property from NuvoGen. The Company accounted for the transaction as an asset acquisition. However, as the intellectual property was determined to not have an alternative future use, the upfront consideration was expensed. In exchange for the intellectual property, the Company initially paid NuvoGen 5,587 shares of the Company’s common stock, fixed payments of $740,000 over the first two years of the agreement and agreed to pay NuvoGen the greater of $400,000 annually, in quarterly installments, or 6% of its yearly revenue, which percentage payment would be reduced by any fixed payment installments made during the applicable period, until the total aggregate cash compensation paid to NuvoGen under the agreement equaled $15,000,000. Certain terms of the agreement were amended in November 2003, September 2004, November 2012 and February 2014. Pursuant to the latest amendment to the agreement, the Company paid yearly fixed fees, in quarterly installments, to NuvoGen of $400,000 and $800,000 for the years ended December 31, 2018 and 2017, respectively. Although the amendment allowed for the deferral of any revenue-based payments through December 31, 2017, no revenue-based payments have been deferred, and additional revenue-based payments of $363,686 and $85,574 were payable as of December 31, 2018 and 2017, respectively, for the amount by which 6% of revenue exceeded the applicable fixed fee. As of January 1, 2019, the Company, again, is obligated to pay the greater of $400,000 or 6% of annual revenues until the obligation is paid in full. As of that date and continuing until the remaining obligation has been paid in full, interest on the remaining unpaid obligation will accrue and compound annually at a rate of 2.5% per year. Accrued interest on this unpaid obligation is payable on the date that the remaining obligation is paid in full. The obligation was, but is no longer, secured by certain patents and trademarks.

Minimum payments to be made in 2019 include $363,686 of revenue-based payments payable as of December 31, 2018 and an estimate of additional revenue-based payments to be made throughout the remainder of 2019 relating to revenue generated in the first, second and third quarters of 2019 using actual revenue generated in the same quarters in 2018. Minimum payments for the remaining years include only the minimum payments for each year. Actual payments could be significantly more than provided in the table, to the extent that 6% of the Company’s annual revenue in 2020 and beyond exceeds $400,000:

2019	$1,290,234
2020	400,000
2021	400,000
2022	400,000
2023	400,000
2024 and beyond	3,996,387
Total NuvoGen obligation payments	6,886,621
Plus interest accretion	106,132
Total NuvoGen obligation, net	$6,992,753

The Company has recorded the obligation at the estimated present value of the future payments using a discount rate of 2.5%, the Company’s estimate of its effective borrowing rate for similar obligations. The unamortized debt discount was $(106,132) and $(118,612) at December 31, 2018 and 2017, respectively. Discount accreted during the years ended December 31, 2018 and 2017 was $(12,480), and $195,248, respectively.

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

Under each development plan, Illumina will provide specified regulatory support and rights, and develop and deliver to the Company an executable version of custom software, which, when deployed on Illumina’s MiSeqDx sequencer, would enable sequencing by the end-user of the subject IVD test kit probe library. Illumina retains ownership of the custom software, subject to the Company’s right to use the custom software in connection with the commercialization of IVD test kits. The Company is required to pay Illumina up to $0.6 million in the aggregate upon achievement of specified regulatory milestones relating to the IVD test kits, though none of these regulatory milestones have been reached through December 31, 2018. In addition, the Company has agreed to pay Illumina a single digit percentage royalty on net sales of any IVD test kits that the Company commercializes pursuant to the Restated Agreement.

As a result of IVD test kit development plans submitted by the Company to Illumina in accordance with the Restated Agreement, the Company paid Illumina $12,500 and $50,000 for the years ended December 31, 2018 and 2017, respectively. Costs incurred for development plans under the Restated Agreement have been expensed as incurred to research and development expense in the accompanying consolidated statements of operations.

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

Other Agreements with Related Parties

Refer to Note 16 below for discussion of agreements with related parties.

Note 11. Net Loss Per Share

Basic loss per common share is computed by dividing the net loss allocable to common stockholders by the weighted-average number of shares of common stock or common stock equivalents outstanding. Diluted loss per common share is computed similar to basic loss per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for the periods presented:

	Years Ended December 31,
	2018	2017
Numerator:
Net loss	$(16,453,918)	$(18,960,017)
Denominator:
Weighted-average shares outstanding-basic and diluted	27,523,463	10,597,318
Net loss per share, basic and diluted	$(0.60)	$(1.79)

The following outstanding options, warrants, restricted stock units and debt conversion option were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Years Ended December 31,
	2018	2017
Options to purchase common stock	2,047,237	1,517,771
Common stock warrants	237,846	219,723
Restricted stock units	227,707	26,666
QNAH convertible note	777,769	755,178

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

The following table shows the common stock warrants outstanding as of December 31, 2018:

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

Prior to termination of the Sales Agreement, the Company sold 5,733,314 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of approximately $21.1 million, including 0.3 million shares of common stock sold for gross proceeds of $0.6 million during the first quarter ended March 31, 2018. After $0.6 million of sales commissions and $0.2 million of other offering expenses paid by the Company in connection with the ATM Offering, the Company’s aggregate net proceeds from the ATM Offering were approximately $20.2 million. Sales commissions and offering expenses have been recorded as a reduction of proceeds received in arriving at the amounts recorded in additional paid-in capital in the accompanying consolidated balance sheets as of December 31, 2018 and 2017.

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

Common Stock

Pursuant to the Company Amended and Restated Certificate of Incorporation, the Company is authorized to issue 200,000,000 shares of common stock at a par value of $0.001 per share. As of December 31, 2018, 28,585,449 shares were issued and outstanding. As of December 31, 2017, 13,929,763 shares were issued and outstanding.

Each share of common stock is entitled to one vote. The shares of common stock have no preemptive or conversion rights, no redemption or sinking fund provisions, no liability for further call or assessment, and are not entitled to cumulative voting rights.

Treasury Stock

Shares of common stock repurchased by the Company are recorded as treasury stock and result in an increase of stockholders’ deficit on the consolidated balance sheets. Reacquired common shares may be retired by resolution of the Board of Directors and resume the status of authorized and unissued common shares. In January 2017, the Company’s Board of Directors retired 1,396 shares of treasury stock to be returned to the status of authorized and unissued shares of the Company’s common stock. There was no additional treasury stock activity for the years ended December 31, 2018 and 2017.

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

Stock-based Compensation

The Company incurs stock-based compensation expense relating to the grants under its equity incentive plans of RSUs and stock options to employees, non-employee directors and consultants of the Company and its affiliates and through its employee stock purchase plan. Amounts recognized in the accompanying consolidated statements of operations with respect to the Company’s stock-based compensation and employee stock purchase plan were as follows:

	Years Ended December 31,
	2018	2017
Selling, general and administrative	$1,709,945	$1,012,253
Research and development	172,005	319,916
Cost of product and product-related services revenue	65,064	103,918
	$1,947,014	$1,436,087

Equity Incentive Plans

The Company initially established the 2001 Stock Option Plan (the “2001 Plan”), which included incentive and nonqualified stock options and restricted stock to be granted to directors, officers, employees, consultants and others. The 2001 Plan terminated, and no further awards were granted under the 2001 Plan upon the effective date of the Company’s 2011 Equity Incentive Plan (the “2011 Plan”).

In February 2014, the number of shares reserved under the 2011 Plan was increased to 20% of the total outstanding shares of the Company calculated on a fully diluted basis. The shares reserved under the 2011 Plan were required to be kept at that percentage with each subsequent equity financing. No new equity awards may be granted under the 2011 Plan.

On May 11, 2015, 940,112 shares were reserved for issuance under the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), including 14,006 remaining shares reserved under the 2011 Plan. As of December 31, 2018, there were no shares available for issuance under the 2014 Plan. On January 1, 2019, an additional 1,143,417 shares were registered for issuance under the 2014 Plan pursuant to an evergreen provision contained in the 2014 Plan.

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

The following table summarizes stock option activity during the two-year period ended December 31, 2018:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at January 1, 2017	1,161,705	$3.35	7.7	$36,887
Granted	494,500	2.09
Exercised	(41,815)	2.68		$152,130
Forfeited	(81,676)	2.64
Expired/Cancelled	(14,943)	6.15
Balance at December 31, 2017	1,517,771	$2.97	7.5	$67,242
Granted	802,500	3.39
Exercised	(144,645)	2.19		$243,531
Forfeited	(66,428)	3.24
Expired/Cancelled	(61,961)	6.52
Balance at December 31, 2018	2,047,237	$3.07	7.6	$366,007
Vested and expected to vest at December 31, 2018	2,047,237	$3.07	7.6	$366,007
Exercisable at December 31, 2017	851,996	$3.31	6.5	$248
Exercisable at December 31, 2018	1,256,352	$2.91	6.5	$346,595

The weighted-average fair value of stock options granted was $2.29 and $1.14 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, total unrecognized compensation cost related to stock option awards was approximately $1,675,285, which is expected to be recognized over approximately 3.04 years.

In June 2018, in connection with the retirement of two employees, the vesting of stock options covering 46,613 shares of common stock was accelerated and the post-termination exercise period for the employees’ options was extended to a one-year period from the termination date. As a result of this modification, the Company recorded incremental stock-based compensation expense of approximately $79,400 for the year ended December 31, 2018.

The fair value of each stock option granted has been determined using the Black-Scholes option pricing model. The material factors incorporated in the Black-Scholes model in estimating the fair value of the stock options granted for the periods presented were as follows:

	2018	2017
Fair value of common stock	$3.26 - 5.06	$1.71 - 3.46
Risk-free interest rate	2.59% - 2.82%	1.75% - 2.20%
Expected volatility	79.5% - 85.8%	58.5% - 62.6%
Expected term	5.3 to 5.5 years	5.1 to 6.3 years
Expected dividend yield	0%	0%

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

In preparing its Black-Scholes option-pricing model fair value calculations, in accordance with ASU No. 2016-09, the Company does not estimate a forfeiture rate to calculate stock-based compensation. The Company uses judgment in evaluating the expected volatility and expected terms utilized for the Company’s stock-based compensation calculations on a prospective basis.

The following table summarizes RSU award activity during the two-year period ended December 31, 2018:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at January 1, 2017	355,499	$2.41
Granted	10,000	1.75
Vested	(336,333)	2.47
Forfeited	(2,500)	2.46
Balance at December 31, 2017	26,666	$2.78
Granted	492,051	3.63
Released	(291,010)	3.72
Balance at December 31, 2018	227,707	$3.30
Vested and unissued at December 31, 2018	13,126	$3.40

The weighted-average fair value of RSUs granted was $3.63 and $1.75 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, total unrecognized compensation cost related to RSU awards was approximately $701,780, which is expected to be recognized over approximately 3.30 years.

Vested and unissued awards at December 31, 2018 represents RSU awards granted on August 16, 2018 for which the second vesting date was December 31, 2018, but for which issuance of awards occurred on the next business day, January 2, 2019.

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

During the year ended December 31, 2018, employees purchased 39,993 shares at $1.57 per share, 35,805 shares at $1.57, and 4,176 shares at $2.81 per share at the end of each of the ESPP’s six-month purchase periods. During the year ended December 31, 2017, employees purchased 39,972 shares at $1.79 per share and 39,969 shares at $1.61 per share at the end of each of the ESPP’s six-month purchase periods. As of December 31, 2018, approximately 158,067 shares of the Company’s common stock were reserved for future issuance under the ESPP. On January 1, 2019, an additional 195,000 shares were registered for issuance pursuant to an evergreen provision contained in the ESPP.

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

The material factors incorporated in the Black-Scholes model in estimating the fair value of the ESPP awards for the periods presented were as follows:

	2018	2017
Fair value of common stock	$1.85 - 4.00	$2.11 - 3.17
Risk-free interest rate	1.88% - 2.07%	0.61% - 1.12%
Expected volatility	83.2% - 85.8%	68.0% - 70.0%
Expected term	0.5 years	0.5 years
Expected dividend yield	0%	0%

•	Fair value of common stock. Estimated as the price of the Company’s common stock on the first day of each offering period.
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

Stock Purchase Plan

In December 2015, the Board of Directors adopted a Stock Purchase Plan (the “Purchase Plan”) which allows directors, any individual deemed by the Board of Directors to be an officer for purposes of Section 16 of the Exchange Act, and anyone designated by the Board of Directors as eligible to participate in the Purchase Plan to purchase shares of the Company’s common stock from the Company at fair market value. The aggregate number of shares of common stock that may be issued under the Purchase Plan shall not exceed 250,000 shares of common stock, and a maximum of 7,500 shares of common stock may be purchased by any one participant on any one purchase date. The Board of Directors or an authorized committee must review and approve each individual request to purchase common stock under the Purchase Plan. Cash received from the sale of common stock by the Company to eligible participants for the year ended December 31, 2018 was $9,997 which resulted in the sale of 2,304 shares of the Company’s common stock at fair market value. Cash received from the sale of common stock by the Company to eligible participants for the year ended December 31, 2017 was $130,649 which resulted in the sale of 61,141 shares of the Company’s common stock at fair market value.

Note 14. Commitments and Contingencies

Compensation Agreements

In September 2017, the Company entered into an arrangement with certain of its non-executive officer employees to provide for retention bonus payments to those eligible employees providing continuing service to the Company through July 31, 2018 and December 31, 2018, with one half of the retention bonus commitment payable at each of these dates. For the years ended December 31, 2018 and 2017, compensation expense of $881,336 and $358,744 has been included in the accompanying consolidated statements of operations. No forfeiture rate was estimated for this accrued liability. Instead, forfeitures were recognized as they occurred during the period. $635,377 and $358,744 of accrued retention bonus was included in accrued liabilities in the accompanying consolidated balance sheets as of December 31, 2018 and 2017, respectively. The remaining payment was made to eligible employees in January 2019.

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

Leases

The Company leases office and laboratory space under two non-cancelable operating leases in Tucson, Arizona. The Company amended its facilities leases in August 2015 to extend the terms for approximately five years and to receive lessor approval for and establish lessee oversight of leasehold improvements by the Company and the lessor, respectively, which improvements expanded and improved the Company’s existing research, development, operations and administrative office facilities. The lease amendments included an increase of $804,000 in total monthly rent over the remaining term of the leases. The landlord constructed certain of the leasehold improvements as an incentive to extend the leases. The total cost of the improvements constructed by the landlord of $710,000 was capitalized when the construction was completed in February 2016, and is being depreciated over the remaining term of the lease agreement. The incentive of $710,000 has been recognized as deferred rent within other current liabilities and other liabilities on the consolidated balance sheets, and is being accreted at $11,833 per month over the lease term as a reduction of rent expense.

In December 2018, HTG France signed a commercial lease for office and laboratory space in Sausheim, France effective January 1, 2019. The term of the lease is nine years, extending through December 31, 2028. However, HTG France maintains the right under this agreement to terminate the lease once every three years, subject to a prior notice period to the landlord of six months. Annual fixed lease payments under this agreement are 8,200 Euro plus service charges of 1,200 Euro, to be paid to the landlord on a monthly basis.

The Company’s annual minimum lease payments relating to its Tucson and Sausheim facilities leases before common area maintenance charges are as follows as of December 31, 2018:

2019	$525,745
2020	528,225
2021	53,907
2022	10,768
2023	10,768
2024 and beyond	43,073
$1,172,486

Rent expense, including common area maintenance costs for the Company’s facilities leases was $583,182, including $142,000 of depreciation for capitalized leasehold improvements for the year ended December 31, 2018. Rent expense, including common area maintenance costs for the Company’s facility leases was $570,979, including $142,000 of depreciation for capitalized leasehold improvements for the year ended December 31, 2017.

As of December 31, 2018, the Company also has capital lease commitments consisting of approximately $92,445 under leases for computer equipment varying in length from 36-48 months that have not been included in the minimum lease payments schedule above.

Product Warranty

The following is a summary of the Company’s general product warranty liability, which is included in accrued liabilities in the accompanying consolidated balance sheets for the years ended December 31, 2018 and 2017:

	Years Ended December 31.
	2018	2017
Beginning balance	$37,156	$50,426
Cost of warranty claims	(2,596)	(9,814)
Increase in warranty reserve	28,901	(3,456)
Ending balance	$63,461	$37,156

Defined Contribution Plan

In January 2003, the Company established a defined contribution plan (“401(k) Plan”) under section 401(k) of the IRC. All employees who are over the age of 21 and who are expected to work at least 1,000 hours in a calendar year are eligible for participation in the 401(k) Plan upon commencement of employment with the Company. The Company may make discretionary contributions to the 401(k) Plan, but has not done so during the years ended December 31, 2018 and 2017.

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

In each period since inception, the Company has recorded a valuation allowance for the full amount of its net deferred tax assets, as the realization of the net deferred tax assets is uncertain. As a result, the Company has not recorded any federal or state income tax benefit in the accompanying consolidated statements of operations; however, state income tax expense has been recorded for state minimum taxes.

The Company periodically reviews its filing positions for all open tax years in all U.S. federal, state and international jurisdictions where the Company is or might be required to file tax returns or other required reports.

The Company applies a two-step approach to recognizing and measuring uncertain tax positions. The Company evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is “more likely than not” that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The term “more likely than not” means a likelihood of more than 50 percent. If the tax position is not more likely than not to be sustained in a court of last resort, the Company may not recognize any of the potential tax benefit associated with the position. The Company recognizes a benefit for a tax position that meets the more likely than not criterion at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon its effective resolution. Unrecognized tax benefits involve management’s judgment regarding the likelihood of the benefit being sustained. The final resolution of uncertain tax positions could result in adjustments to recorded amounts and may affect the Company’s results of operations, financial position and cash flows. As discussed below, the Company has estimated $1,538,220 and $0 of uncertain tax positions as of December 31, 2018 and 2017, respectively.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 31, 2018 or 2017, and has not recognized interest or penalties during the years ended December 31, 2018 and 2017, since there was no reduction in income taxes paid due to uncertain tax positions. Management of the Company does not expect a material change to the amount of unrecognized tax benefits to occur within the next 12 months.

The components of income tax expense are as follows:

	Years Ended December 31,
	2018	2017
Current:
Federal	$—	$—
State	3,526	2,921
Total current income tax expense	$3,526	$2,921

Deferred:
Federal	$—	$—
State	—	—
Total deferred income tax expense	$—	$—
Total income tax expense	$3,526	$2,921

The Company’s actual income tax expense for the years ended December 31, 2018 and 2017 differ from the expected amount computed by applying the statutory federal income tax rate to loss before income taxes as follows:

	Years Ended December 31,
	2018	2017
Computed tax (benefit) at statutory rate (2018: 21%, 2017: 34%)	$(3,454,582)	$(6,445,413)
State taxes, net of federal benefit	(384,035)	(532,952)
Stock-based compensation	82,024	231,396
Foreign tax rate differential	(3,158)	—
Return to provision	(31,111)	(15,375)
Other	51,598	20,292
Research and development tax credit - state	(511,845)	(576,525)
Research and development tax credit - federal	(506,364)	(440,058)
Federal rate change on deferred items as of enactment date	—	16,232,211
Uncertain tax position adjustment for prior periods	1,029,115	—
Increase (decrease) in valuation allowance	3,731,884	(8,470,655)
	$3,526	$2,921

Deferred tax assets and liabilities comprise the following:

	Years Ended December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$33,431,082	$29,475,597
Research and development credits	3,076,441	3,114,091
Deferred revenue	86,567	204,061
Inventory reserve	9,645	15,134
Fixed assets and intangibles	223,767	147,395
Accrued NuvoGen liability	1,720,335	1,952,567
Accrued expense	86,034	24,500
Other	106,913	74,986
	38,740,784	35,008,331
Valuation allowance	(38,740,784)	(35,008,331)
Deferred tax asset, net	$—	$—

On December 22, 2017, the U.S. government enacted the Tax Act, which makes broad and complex changes to the IRC. Certain of these changes are applicable to the Company in 2018 and thereafter, including but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, creating a new limitation on deductible interest expense, eliminating the corporate alternative minimum tax, modifying the rules related to uses and limitations of net operating loss carryforwards generated in tax years ending after December 31, 2017, enhancing bonus depreciation, and changing the rules pertaining to the taxation of profits earned abroad. Changes in tax rates and tax laws are accounted for in the period of enactment. The Tax Act reduced the corporate tax rate to 21% effective January 1, 2018. Consequently, the Company recorded a decrease related to deferred tax assets of $16,232,211, exclusive of the corresponding change in the valuation allowance, as of December 31, 2017. Due to the full valuation allowance on the deferred tax assets, there was no net adjustment to deferred tax expense or benefit for the year ended December 31, 2017, resulting from the reduction of the corporate tax rate.

As of December 31, 2018, the Company has estimated federal and state net operating loss (“NOL”) carryforwards of approximately $138,759,835 and $89,208,791 for federal and state income tax purposes, respectively. The Company’s federal NOLs are scheduled to expire from 2021 through 2038. The Company’s state NOLs are scheduled to expire from 2027 through 2038. The Company has an estimated French NOL carryforward of $38,618 as of December 31, 2018, with no expiration date. The Company’s federal and state tax credit carryforwards begin expiring in 2021 and 2019, respectively. The Company’s federal NOL carryforwards have the following expiration dates:

	Year of Expiration	Carryforwards
Federal NOL carryforwards
	2021	$211,806
	2023	1,635,651
	2024	1,217,290
	2025	1,409,498
	2026	1,175,594
	2027	1,676,458
	2028	3,037,785
	2029	3,753,314
	2030	623,235
	2031	5,435,312
	2032	10,913,787
	2033	12,095,966
	2034	14,190,409
	2035	21,112,183
	2036	24,302,042
	2037	18,986,265
	2038	16,983,240
		$138,759,835

For financial reporting purposes, valuation allowances of $38,740,784 and $35,008,331 at December 31, 2018 and 2017, respectively, have been established to offset deferred tax assets relating primarily to NOLs and research and development credits. The increase in the valuation allowance of $3,732,453 for the year ended December 31, 2018 was primarily due to increased operating losses. The Company has established a valuation allowance against its entire tax asset. As a result, the Company does not recognize any tax benefit until it is in a taxpaying position or there is sufficient positive evidence leading to the conclusion that it is more likely than not to realize the tax benefit.

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

A reconciliation of the Company’s gross unrecognized tax benefits is as follows:

	Years Ended December 31,
	2018	2017
Balance at beginning of year	$—	$—
Increases to prior positions	1,029,115
Increases for current year positions	509,105	—
Balance at end of year	$1,538,220	$—

As of December 31, 2018, the Company had $1,538,220 of gross unrecognized tax benefits, related to research and experimental tax credits. The Company had no unrecognized tax benefits as of December 31, 2018, which, if recognized, would affect the annual effective tax rate, due to the full valuation allowance on the deferred tax assets.

The Company files income tax returns in the United States, Arizona, California, Texas, various other state jurisdictions, and France, with varying statutes of limitations. As of December 31, 2018, the earliest year subject to examination is 2015 for U.S. federal tax purposes. The earliest year subject to examination is 2014 for Arizona, California and Texas, 2009 for the remaining state jurisdictions, and 2018 for France. However, the Company’s NOL carryforwards for periods ending December 31, 2001 and thereafter remain subject to examination by the United States and certain states.

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

The Company has determined that SOW One, SOW Two and SOW Three (each defined below) are collaborative arrangements and that QML meets the definition of a customer under ASC 606. Additionally, each SOW is a separate contract with a single performance obligation to provide development services. Under each SOW, QML pays the Company a monthly fee for development work performed by the Company and its subcontractors. The monthly fee is based on the employee and materials costs incurred during the month, which is subject to significant variability from period to period and unknown until the costs are incurred. Therefore, the monthly fee, which is based on use of hours and costs as a measure of progress, is included in the transaction price and recognized as revenue over time when the costs are incurred and the monthly fee is billed to QML. As the Company has the right to consideration from the customer in an amount that corresponds directly to the value to the customer of its performance completed to date, revenue in the amount to which the Company has the right to invoice is recognized. It is at this time that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company and QML also will share any net profits resulting from performance of the development work as determined pursuant to the Governing Agreement. Such profit sharing payment(s) is deemed to be variable consideration using the expected value method and is included in the transaction price upon completion of the respective SOW deliverables, acceptance of corresponding deliverables, and the mutual agreement by QML and the Company on the calculation of net profit, which is when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

Because each SOW has an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations for each SOW

Statement of Work No. One

In June 2017, the Company and QML entered into the first statement of work under the Governing Agreement, which has been twice amended in December 2017 and March 2018 (collectively, “SOW One”). SOW One addressed the activities of the Company and QML in support of the development and potential commercialization of a next generation sequencing-based companion diagnostic assay that was the subject of a sponsor project agreement between QML and a biopharmaceutical company (“Pharma One”). In May 2018, SOW One was terminated by QML as a result of Pharma One’s termination of the development of its product candidate project. The Company discontinued development activities related to the project following wind down activities completed in the second quarter of 2018.

Revenue of $2,297,742, including only SOW One Monthly Fees, and $99,394 of SOW One profit sharing payments has been included in collaborative development services revenue in the accompanying consolidated statements of operations for the year ended December 31, 2018, compared to $2,604,892 , including only SOW One Monthly Fees and $1,272,080 of SOW One profit sharing payments, for the year ended December 31, 2017. Costs relating to development activities conducted by the Company pursuant to SOW One of $1,716,115 and $2,129,138 have been included in research and development expense in the accompanying consolidated statements of operations for the years ended December 31, 2018 and 2017, respectively. Accounts receivable relating to SOW One of $0 and $2,429,152 remained in the accompanying consolidated balance sheets as of December 31, 2018 and 2017, respectively.

Statement of Work No. Two

In October 2017, the Company and QML entered into the second statement of work under the Governing Agreement (“SOW Two”), which was made effective as of June 2, 2017 (“Onset Date”). The Company and QML amended SOW Two twice in August 2018 and an additional time in September 2018.

SOW Two addresses development activities conducted by the Company and QML since the Onset Date and those expected to be further conducted by parties in connection with what is expected to be a multi-stage project leading to the potential development and commercialization of an NGS-based companion diagnostic assay in support of one or more therapeutic product candidate development and commercialization programs for a third-party pharmaceutical company. The initial-phase investigational use only (“IUO”) development activities under SOW Two have been completed and the first two amendments of SOW Two relate to the next phases, which include the use of the IUO assay developed in the initial-phase in a retrospective clinical trial and in additional disease indications. The third amendment to SOW Two provides that profit sharing relating to the original development activities and the development activities contemplated by the first SOW Two amendment will, in each case, commence upon the later of (i) the third amendment effective date, which is September 27, 2018, and (ii) the completion of the respective development activities, rather than at the end of each calendar quarter, provided that such modification to the profit-sharing commencement date only applies to development activities that had not yet been subject to profit-sharing as of the third amendment effective date. QML will continue to pay the Company for the development services to be performed under SOW Two. The Company and QML will share in any net profits (as determined under the Governing Agreement) generated during the work on an approximately quarterly basis throughout the term of SOW Two, except as otherwise specified in the third amendment to SOW Two.

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

Revenue of $5,988,021, including SOW Two Monthly Fees of $4,208,194 and SOW Two profit sharing payments of $1,779,827, has been included in collaborative development services revenue in the accompanying consolidated statements of operations for the year ended December 31, 2018. Revenue of $4,060,341, including SOW Two Monthly Fees of $2,988,211 and SOW Two profit sharing payments of $1,072,130 has been included in collaborative development services revenue in the accompanying consolidated statements of operations for the year ended December 31, 2017. Costs relating to development activities conducted by the Company pursuant to SOW Two of $3,625,332 and $2,645,825 have been included in research and development expense in the accompanying consolidated statements of operations for the years ended December 31, 2018 and 2017, respectively. Accounts receivable relating to SOW Two of $1,007,950 and $1,796,157 remained in the accompanying consolidated balance sheets as of December 31, 2018 and 2017, respectively.

Statement of Work No. Three

In January 2018, the Company and QML entered into a third statement of work under the Governing Agreement (“SOW Three”) and amended SOW Three in September 2018. SOW Three relates to development activities for a next generation sequencing-based clinical-trial assay (“SOW Three Project”) in connection with a sponsor project agreement between QML and a pharmaceutical company (“Pharma Three”). Initial assay development activities under SOW Three have been completed, and the first amendment to SOW Three provides for the development of an IUO assay, subsequent retrospective testing of clinical trial samples, design verification and, subject to satisfactory achievement of relevant performance and regulatory milestones, regulatory submissions in the United States and EU necessary for the commercialization of a companion diagnostic for a corresponding Pharma Three drug.

Under the terms of SOW Three, the Company has agreed to assign its rights in certain SOW Three Project-related intellectual property (“Project IP”) predominantly related to Pharma Three’s drug candidate(s) to QML for ultimate assignment to Pharma Three in accordance with the sponsor project agreement between QML and Pharma Three. Improvements to the background intellectual property of the Company, QML and Pharma Three generally will be owned solely by the respective party. Otherwise, Project IP will be jointly owned among the Company, QML and Pharma Three.The development activities to be performed under SOW Three are expected to extend through the first half of the fiscal year ended December 31, 2020, with key development milestones, testing and regulatory filings occurring throughout the period. QML will pay the Company for the development services performed for SOW Three. In addition, the Company and QML will share in any net profits (as determined under the Governing Agreement) generated during the work on an approximately quarterly basis throughout the term of SOW Three.

Revenue of $3,997,346, including SOW Three Monthly Fees of $3,641,715 and SOW Three profit sharing payments of $355,631 have been included in collaborative development services revenue in the accompanying consolidated statements of operations for the year ended December 31, 2018. Costs relating to development activities conducted by the Company pursuant to SOW Three of $2,667,030 have been included in research and development expense in the accompanying consolidated statements of operations for the year ended December 31, 2018. No costs or revenue relating to SOW Three were included in the accompanying consolidated statements of operations for the year ended December 31, 2017 as SOW Three was not established until January 2018. Accounts receivable relating to SOW Three of $363,869 and $0 remained in the accompanying consolidated balance sheets as of December 31, 2018 and 2017, respectively.

QNAH Stock Purchase Agreement

Pursuant to a stock purchase agreement, entered concurrent with the Governing Agreement, QNAH, purchased 833,333 shares of the Company’s common stock on November 17, 2016 at $2.40 per share, for a total purchase price of $2.0 million.

The purchase price for the shares of common stock purchased by QNAH reflected the parties’ agreement as to the fair market value of the shares. However, the portion of the purchase price per share that exceeded the most recently reported closing price of the Company’s common stock, or $175,000 in the aggregate, was attributed to the Governing Agreement and recorded as deferred revenue. This deferred revenue is being recognized on a straight-line basis over the Governing Agreement’s five-year term. The Company recognized $35,000 and $4,375 of this consideration as revenue for the years ended December 31, 2018 and 2017, respectively.

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

Debt issuance costs of $25,787 and $40,510 relating to the QNAH Convertible Note are being presented as a direct reduction of Convertible Note, related party – net of debt issuance costs as of December 31, 2018 and December 31, 2017, respectively. Amortization of the QNAH Convertible Note deferred financing costs was $13,454 and $1,269 for the years ended December 31, 2018 and 2017, respectively. Interest accrued on the QNAH Convertible Note for the years ended December 31, 2018 and 2017 was $90,000 and $8,630, respectively. Both amounts were included in interest expense in the accompanying consolidated statements of operations.

Note 17. Subsequent Events

On February 15, 2019, the Company and QML entered into a fourth amendment of SOW Two (see Note 16), effective as of February 5, 2019 (such amendment, the “Fourth SOW Two Amendment”). The Fourth SOW Two Amendment contemplates the use of the IUO assay developed in the previous phases of SOW Two in multiple biopharmaceutical company partner clinical trials and additional development activities which potentially could be included in a future companion diagnostic regulatory submission.

The development activities to be performed under the Fourth SOW Two Amendment are expected to be completed by the end of 2019. QML has agreed to pay the Company development fees in the low, single-digit millions of dollars for the additional assay development activities. In addition, the Company and QML will share in any net profits (as determined under the Governing Agreement) generated by this development work.

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

As of December 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation of the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth certain information regarding our current executive officers and directors:

Name	Age	Position(s)
Executive Officers
Timothy B. Johnson	57	Chief Executive Officer and Director(a)
John L. Lubniewski	55	President and Chief Operating Officer(b)
Shaun D. McMeans	57	Senior Vice President and Chief Financial Officer

Non-Employee Directors
Ann F. Hanham, Ph.D. (3)	66	Chair of the Board of Directors(c)
Harry A. George (1)	70	Director
Donnie B. Hardison (2)	68	Director
James T. LaFrance (1)(2)(3)	60	Director
Lee R. McCracken (2)(3)	61	Director
Michelle R. Griffin (1)	53	Director

(a)

In January 2019, our board of directors designated Mr. Johnson as the Executive Chairman of our board of directors, effective March 31, 2019. Concurrently with Mr. Johnson’s appointment as our Executive Chairman, Mr. Johnson will discontinue serving as our Chief Executive Officer.

(b)

In January 2019, our board of directors appointed Mr. Lubniewski as our Chief Executive Officer, effective March 31, 2019. At such time, Mr. Lubniewski will continue to serve as our President but will no longer have the separate title and role of Chief Operating Officer.

(c)

In January 2019, our board of directors designated Dr. Hanham as our Lead Independent Director, effective March 31, 2019, a position in which she will serve in lieu of her current position as Chair of our board of directors.

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and governance committee.

Executive Officers

Timothy (TJ) B. Johnson. Mr. Johnson has served as our Chief Executive Officer and as a member of our board of directors since January 2008. Mr. Johnson joined us from LVC Consulting, a consulting company, where he was a partner from April 2007 to January 2008. Prior to April 2007, Mr. Johnson spent five years in leadership roles at Ventana Medical Systems, Inc. (“Ventana”), a medical diagnostics company, prior to its acquisition by Roche Holdings, Inc. (“Roche”). At Ventana, Mr. Johnson held the positions of Senior Vice President, Global Business Services, Senior Vice President, Corporate Development and Operations, and Vice President/General Manager, Operations and Lean Systems. In these roles, Mr. Johnson’s responsibilities included product technical support, worldwide marketing, corporate development, strategic planning and manufacturing. Prior to working at Ventana, Mr. Johnson had a 12-year career at Hillenbrand Industries, Inc., a global diversified industrial company, where he held several leadership roles in the corporate offices and in the Hill-Rom Division, including Vice President, Global Marketing, Vice President/General Manager, Hill-Rom AirShields, Vice President, Operations, and Vice President, Continuous Improvement and Strategic Planning. Mr. Johnson spent part of his early career at PricewaterhouseCoopers LLP, a public accounting firm. Mr. Johnson previously served on the board of directors of Kalypto Medical, Inc. and was the Industry co-chair for the Biosciences Leadership Council of Southern Arizona. He earned a B.S. in Business from Indiana University. Our board of directors believes that Mr. Johnson’s extensive executive background in general management, strategic planning and managing operations of a diagnostic company and service as our Chief Executive Officer qualify him to serve on our board of directors.

John L. Lubniewski. Mr. Lubniewski has served as our President and Chief Operating Officer since April 2011. Mr. Lubniewski joined us from Ventana, a medical diagnostics company and member of the Roche Group and global headquarters of Roche Tissue Diagnostics (“RTD”) where he served in leadership roles for nine years both before and after the acquisition of Ventana by Roche in March 2008. From August 2010 to April 2011, Mr. Lubniewski was Senior Vice President and Lifecycle Leader, Advanced Staining Platforms at Ventana. From January 2008 to August 2010, Mr. Lubniewski served as Senior Vice President and Lifecycle Leader, Clinical Assays at RTD, with responsibility for three lifecycle teams, technical marketing and medical marketing and global accountability for all RTD clinical assay products. Prior to the Roche acquisition of Ventana, Mr. Lubniewski served at Ventana as Senior Vice President, Advanced Staining Business Unit, Vice President Worldwide Marketing and Translational Diagnostic Business Unit, and General Manager, Research Products. In these roles, Mr. Lubniewski was responsible for a variety of assay and platform development and commercialization efforts. Prior to Ventana, Mr. Lubniewski worked for over ten years at Corning, Inc., a manufacturing company, in a variety of divisional, sector and corporate sales and marketing roles. Mr. Lubniewski earned a B.S. in Chemical Engineering from Clarkson University.

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

Non-Employee Directors

Ann F. Hanham Ph.D. Dr. Hanham has served on our board of directors since August 2016, and, since March 2017, as the chair of our board of directors. Since March 2017, Dr. Hanham has provided independent management consulting as a sole proprietor. Previously, she was the founding and managing partner of BAR Capital LLC, an investment company, a position she has held from December 2013 to March 2017. From February 2000 to November 2013, Dr. Hanham was the Managing Director and General Partner of Burrill and Company, a life science investment company. Prior to that, Dr. Hanham held positions of increasing responsibility in product development, medical affairs, and clinical and regulatory affairs at various companies, including InterMune Inc., Otsuka America Pharmaceuticals, Inc. (“Otsuka”), Celtrix Pharmaceuticals, Inc. (“Celtrix”), and Becton Dickinson and Company (“BD”). InterMune, Inc., Otsuka and Celtrix are, or prior to respective acquisitions, were clinical-stage biopharmaceutical companies, and BD is a life sciences discovery and diagnostics company. Dr. Hanham currently serves on the board of directors of SCYNEXIS (Nasdaq: SCYX). Dr. Hanham received her B.Sc. degree from the University of Toronto, Canada; her M.Sc. degree, in biology, from Simon Fraser University, Canada; and her Ph.D. degree, in biology, from the University of British Columbia, Canada. Our board of directors believes that Dr. Hanham’s extensive industry and executive experience, and her experience serving on the board of directors of other public companies qualifies her to serve as the chair of our board of directors.

Harry A. George. Mr. George has served on our board of directors since 2002 and served as the chair of our board of directors from December 2007 until September 2013. Mr. George co-founded Solstice Capital, a venture capital firm, in 1995 and serves as its Managing General Partner. Mr. George serves as President and CFO of Radiance Therapeutics where he also serves on the board of directors. Mr. George has served as a member of the board of directors of a number of private and public companies and is currently serving on the boards of directors of Medipacs, Inc., Post.Bid.Ship, Inc., AdiCyte, Inc. and RxActuator, Inc. and Splash Pharmaceuticals, Inc. Mr. George is also a member of the boards of directors of several non-profit organizations, including Southern Arizona Leadership Council, Desert Angels and Start-up Tucson, a member of the Board of Visitors of the McGuire Center for Entrepreneurship, and an advisor to Tech Launch Arizona. Prior to 1995, Mr. George was co-founder, Director, and Vice-President of Finance for Interleaf Inc., a software products company. Prior to his time at Interleaf, Mr. George was co-founder, Director and Vice President of Finance of Kurzweil Computer Products, Inc., a computer products company, which subsequently was purchased by Xerox Imaging Systems. Mr. George received an A.B. from Bowdoin College and, in 2012, received an Honorary Doctorate of Science from the University of Arizona. Also in 2012, the Arizona BioIndustry Association conferred upon Mr. George the John McGarrity Bioscience Leader of the Year Award. Our board of directors believes Mr. George’s detailed knowledge of our company and long tenure with us, together with his more than 40 years of experience serving as founder, operating officer, or investor with successful rapid growth technology-related companies qualify him to serve on our board of directors.

Donnie M. Hardison. Mr. Hardison has served on our board of directors since May 2016. He currently is the President and Chief Executive Officer, and serves on the board of directors, of Biotheranostics, Inc., a molecular-based diagnostic company, positions he has held since February 2017. From April 2016 to January 2017, Mr. Hardison served as the sole proprietor of DMH Consulting, a management consulting firm, which he founded. Between April 2010 and March 2016, Mr. Hardison was the President and Chief Executive Officer of Good Start Genetics, a medical testing company. For more than 20 years prior to that, Mr. Hardison held a number of executive and senior management positions at companies including Laboratory Corporation of America (“LabCorp”) a clinical laboratory company, Exact Sciences Corporation, a molecular diagnostics company, OnTarget, Inc., a sales and marketing consulting company, Quest Diagnostics Inc., a clinical laboratory company, SmithKline Beecham Corporation, a pharmaceutical company, and others. He currently serves as an independent director on the boards of directors of several private companies, including Seventh Sense Biosystems, Boston Microfluidics and IQuity, Inc. He also served on the board of directors of Exact Science Corporation (Nasdaq: EXAS) from May 2000, through its initial public offering in February 2001, until August 2007. Mr. Hardison received his Bachelor of Arts degree, in political science, from the University of North Carolina, Chapel Hill. Our board of directors believes that Mr. Hardison’s broad private and public company background, his extensive executive and industry experience, his experience with newly emerging and well-established companies, and his extensive commercial and operational experience qualify him to serve on our Board of Directors.

James (Jim) T. LaFrance. Mr. LaFrance has served on our board of directors since December 2015. Mr. LaFrance has almost thirty years of diagnostic industry experience working since January 2015 as a sales, marketing, strategy development and commercial operational management consultant for LaFrance Consulting LLC, a firm he founded. He served as Interim Chief Executive Officer of Vermillion, Inc. (Nasdaq: VRML), a bioanalytics service provider, from April 2014 to December 2014, where he also has served as chairman of the board of directors since December 2013. From November 2013 to March 2014, he served as a consultant in the medical diagnostics sector for his firm, LaFrance Consulting LLC. Prior to that, he was head of digital pathology and Chief Executive Officer of Omnyx, LLC for GE Healthcare from January 2012 to October 2013. From August 2009 to December 2011, he further served as a consultant in the medical diagnostics for LaFrance Consulting LLC. For eight years earlier in his career, Mr. LaFrance held a series of commercial, strategic marketing and business development leadership roles at Ventana Medical Systems (now Roche Tissue Diagnostics), including general management of the North American and international commercial operations. Prior to working for Ventana, Mr. LaFrance served in leadership roles in strategic marketing and business development at Bayer Diagnostics. Mr. LaFrance also serves on the boards of directors of a number of private companies, including BioArray Genetics and Personal Genome Diagnostics. He earned a Bachelor of Arts degree in Economics from the University of Connecticut and holds a Master’s in Business Administration from the University of Notre Dame. Our board of directors believes that Mr. LaFrance’s extensive industry and executive experience, and his experience serving on the board of directors of another public company qualify him to serve on our board of directors.

Lee R. McCracken. Mr. McCracken has served on our board of directors since October 2015. Mr. McCracken currently is the Chief Executive Officer and a member of the board of directors of Drawbridge Health, Inc., a company focused on enabling personal diagnostic testing, positions he has held since June 2017. From May 2016 to May 2017 and from April 2013 to March 2014, he served as a strategic and restructuring consultant in the regenerative medicine and diagnostic sectors for McCracken Consulting, a consulting firm he founded. Between April 2014 and May 2016, Mr. McCracken was Chief Executive Officer of Gensignia Life Sciences, Inc., a molecular diagnostics company. Earlier in his career, Mr. McCracken held a number of executive positions or roles with significant responsibility at several biotechnology and therapeutics companies, including Pathwork Diagnostics, Inc., Prometheus Laboratories Inc., GenStar Therapeutics Corporation, CombiChem Inc., and Allergan Inc., as well as at the investment companies, 3i Capital and Union Venture. Mr. McCracken received his M.B.A. from the Anderson School of Management at the University of California, Los Angeles, his Master of Computer Science (MCS) from the University of Dayton, and his B.S. in Commerce from Santa Clara University. Our board of directors believes Mr. McCracken’s extensive executive and industry experience and his broad knowledge of molecular diagnostics qualify him to serve on our board of directors.

Michelle R. Griffin. Ms. Griffin has served on our board of directors since August 2018. Ms. Griffin provides consulting services to biotechnology companies and boards of directors through her firm, Pacific Biotechnology Consulting Group. Ms. Griffin currently serves as a member of the board of directors and chair of the audit committee for Acer Therapeutics, Inc (Nasdaq: ACER). She has also served on the board of directors and as audit committee chair for PhaseRx, Inc. (Nasdaq:PZRX) from 2016 to 2018, OncoGenex Pharmaceuticals Inc. (Nasdaq: OGXI) from 2008 to 2011, and Sonus Pharmaceuticals, Inc. (Nasdaq: SNUS) from 2004 to 2008; as chair of the board of directors for Universal Cells, Inc. from 2017 until its acquisition by Astellas Pharma Inc. in 2018; as a member of the board of directors of Virginia Mason Health System and Virginia Mason Medical Center from 2014 to 2018; and as a member of the board of directors for Polynoma LLC from 2012 to 2014. Ms. Griffin served as Executive Vice President, Operations, and Chief Financial Officer at OncoGenex from 2011 to 2013; served as acting Chief Executive, Senior Vice President and Chief Operating Officer at Trubion Pharmaceuticals, Inc. from 2009 until its acquisition in 2010 and as Chief Financial Officer from 2006 to 2009; and served as Senior Vice President and Chief Financial Officer of Dendreon Corp. from 2005 to 2006. Ms. Griffin began her career in the biopharmaceuticals industry in 1994 at Corixa Corp. and served as Chief Financial Officer from its IPO in 1997 until 2005 when Corixa was acquired by GlaxoSmithKline plc. She received a post‐graduate certificate in accounting and an MBA from Seattle University, a B.S. in statistics and marketing from George Mason University and has passed the certified public accountant exam. Our board of directors believes that Ms. Griffin’s financial and accounting expertise and extensive executive experience qualifies her to serve on our Board of Directors.

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

In accordance with the terms of our amended and restated certificate of incorporation, our board of directors is divided into three classes, as follows:

•	Class I, which consists of Mr. McCracken and Mr. LaFrance, whose terms will expire at our annual meeting of stockholders to be held in 2019;
•	Class II, which consists of Mr. George and Mr. Hardison, whose terms will expire at our annual meeting of stockholders to be held in 2020; and
•	Class III, which consists of Mr. Johnson, Dr. Hanham and Ms. Griffin, whose terms will expire at our annual meeting of stockholders to be held in 2021.

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

Board Leadership Structure

Our board of directors is currently chaired by Dr. Hanham. As a general policy, our board of directors believes that separation of the positions of chair and Chief Executive Officer reinforces the independence of the board of directors from management, creates an environment that encourages objective oversight of management’s performance and enhances the effectiveness of the board of directors as a whole. As such, Mr. Johnson presently serves as the Chief Executive Officer while Dr. Hanham serves as the chair of our board of directors but is not an officer.

Commencing March 31, 2019, Mr. Lubniewski will serve as our Chief Executive Officer, Mr. Johnson will discontinue serving in such capacity and Mr. Johnson will serve as our Executive Chairman. As our Executive Chairman, Mr. Johnson will advise our management, including our Chief Executive Officer, on various strategic matters. We believe that separation of the positions of Executive Chairman and Chief Executive Officer will reinforce the independence of the board of directors in its oversight of our business and affairs. In addition, we have a separate chair for each committee of our board of directors. The chair of each committee is expected to report at least annually to our board of directors on the activities of their committee in fulfilling their responsibilities as detailed in their respective charters or specify any shortcomings should that be the case.

In addition, our board of directors has designated Dr. Hanham to serve as our Lead Independent Director, effective March 31, 2019. As Lead Independent Director, Dr. Hanham will, among other things, preside over board of directors meetings, set meeting agendas, ensure the duties, responsibilities and roles of members of our board of directors are clearly understood, ensure that our board of directors receives appropriate and timely information, material and reports from management regarding our business, provide input to the board of directors regarding candidates for nomination or appointment to the board and board committees, and perform such additional duties as set forth in our bylaws and as our board of directors may otherwise determine and delegate.

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

Audit Committee

Our audit committee consists of Ms. Griffin, Mr. George and Mr. LaFrance. Ms. Griffin serves as the chair of our audit committee. Our board of directors has determined that each of the members of our audit committee satisfies the Nasdaq Stock Market and SEC independence requirements. The functions of this committee include, among other things:

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

•

reviewing our annual and quarterly consolidated financial statements and reports, including the disclosures contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussing the statements and reports with our independent auditors and management;

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

Our board of directors has determined that each member of the audit committee meets the requirements for financial literacy under the applicable rules and regulations of the SEC and the Nasdaq Stock Market. It has also determined that Ms. Griffin qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq Listing Rules. In making this determination, our board of directors has considered Ms. Griffin’s formal education and experience in financial and executive roles. Both our independent registered public accounting firm and management periodically meet privately with our audit committee. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and the Nasdaq Stock Market.

Compensation Committee

Our compensation committee consists of Mr. Hardison, Mr. McCracken, and Mr. LaFrance. Mr. Hardison serves as the chair of our compensation committee. Our board of directors has determined that each of the members of our compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and satisfies the Nasdaq Stock Market independence requirements. None of these individuals has ever been an executive officer or employee of ours. The functions of this committee include, among other things:

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

In 2018, our compensation committee retained Radford, an Aon Hewitt company and a provider of compensation market intelligence to the technology and life sciences industries, to provide a report summarizing relevant benchmark data relating to industry-appropriate peers and make recommendations regarding base salary, target total cash (base salary plus target cash incentives) and the amounts and terms of long-term equity incentive awards for our executives as well as to benchmark and make recommendations regarding the initial and annual cash retainer amounts for directors and chairpersons of our board of directors and the various committees and the amounts and terms of initial and annual long-term equity incentive awards for directors. No work performed by Radford during fiscal year 2018 raised a conflict of interest.

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

Based solely on our review of the copies of such forms received and the written representations from certain reporting persons, we have determined that no officer, director or 10% beneficial owner known to us was delinquent with respect to their reporting obligations as set forth in Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2018.

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

Item 11. Executive Compensation.

Our named executive officers for the year ended December 31, 2018, which consist of our principal executive officer and our two other most highly compensated executive officers as of December 31, 2018, are as follows:

•	Timothy B. Johnson, our Chief Executive Officer;
•	John L. Lubniewski, our President and Chief Operating Officer; and
•	Shaun D. McMeans, Senior Vice President Finance and Chief Financial Officer.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($) (1)	Stock awards ($) (2)	Option awards ($) (3)	Non-equity incentive plan compensation ($) (4)	All other compensation ($) (5)	Total ($)
Timothy B. Johnson	2018	426,250	200,000	708,343	510,000	166,183	741	2,011,517
Chief Executive Officer	2017	409,500	167,500	117,600	36,480	267,800	38,408	1,037,288
John L. Lubniewski	2018	327,230	100,000	413,775	340,000	116,007	741	1,297,753
President and Chief Operating Officer	2017	306,792	105,739	58,800	38,400	160,346	20,492	690,569
Shaun D. McMeans	2018	288,608	50,000	270,437	340,000	91,438	741	1,041,224
Senior Vice President and Chief Financial Officer	2017	255,738	80,110	50,600	35,520	134,316	18,786	575,070

(1)

The dollar amounts in this column represent the following bonus payments: For Mr. Johnson, $200,000 paid in 2018 in recognition of certain financing transactions in 2018, $142,500 paid in 2017 in recognition of 2016 corporate performance and our achievement of the financing goal described in note (4) below and $25,000 paid in 2017 in recognition of certain commercial and other financing transactions in 2016; for Mr. Lubniewski, $100,000 paid in 2018 in recognition of certain financing transactions in 2018, $85,739 paid in 2017 in recognition of 2016 corporate performance and our achievement of the financing goal described in note (4) below and $20,000 paid in 2017 in recognition of certain commercial and other financing transactions in 2016; and for Mr. McMeans, $50,000 paid in 2018 in recognition of certain financing transactions in 2018, $70,110 paid in 2017 in recognition of 2016 corporate performance and our achievement of the financing goal described in note (4) below, and $10,000 paid in 2017 in recognition of certain commercial and other financing transactions in 2016.

(2)

The dollar amounts in this column represent the aggregate grant date fair value of RSU awards granted in 2018 and 2017, as applicable. For further discussion of valuation assumptions, see Note 13 “Stock-based Compensation” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)

The dollar amounts in this column represent the aggregate grant date fair value of stock option awards granted in 2018 and 2017, as applicable. These amounts have been computed in accordance with FASB ASC Topic 718, using the Black-Scholes option pricing model. For a discussion of valuation assumptions, see Note 13 “Stock-based Compensation” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(4)

Amounts shown represent annual performance-based bonuses earned for 2018 and 2017. In April 2017, our board of directors made the receipt of the annual performance-based bonuses for 2016 expressly conditioned upon the completion by us of a financing transaction or series of related financing transactions in which we raised aggregate gross proceeds in excess of $12.0 million and, with respect to each named executive officer, his continued employment through completion of such financing transaction(s). Because payment of the performance-based bonuses for 2016 was made expressly conditioned on the achievement of the foregoing financing goal (which was achieved in May 2017), the non-equity incentive plan compensation reportable for 2016 for each named executive officer was $0, and the performance-based bonuses paid with respect to 2016 are reflected as a bonus for 2017 as described in note (1) above.

(5)

Amount shown represents premiums for life, disability and accidental death and dismemberment insurance paid by us on behalf of the named executive officer and reimbursement to the named executive officers of the employee portion of taxes paid at the vesting of the RSU awards granted on August 26, 2016 which vested in February and August of 2017.

Annual Base Salary

The base salary of our named executive officers is generally set forth in each officer’s employment letter agreement with us and periodically reviewed and adjusted by our board of directors, based on the recommendation of the compensation committee of our board of directors and following analyses conducted by independent third-party consultants. At the beginning of 2018, the base salaries for our named executive officers were $412,000, $308,358 and $258,300, for Mr. Johnson, Mr. Lubniewski and Mr. McMeans, respectively. In February 2018, the base salary for Mr. McMeans was increased to $275,000. In connection with Mr. Lubniewski’s promotion to President and Chief Operating Officer in April 2018, Mr. Lubniewski’s base salary was increased to $335,000. In August 2018, the base salaries for Mr. Johnson and Mr. McMeans were increased to $450,000 and $315,000, respectively.

Annual Performance-Based Bonus Opportunity

In addition to base salaries, our named executive officers are eligible to receive annual performance-based bonuses, which are designed to provide appropriate incentives to our executives to achieve defined annual corporate goals and to reward our executives for individual achievement towards these goals. As with annual base salary, the target annual performance-based bonus percentage for each of our named executive officers is determined based upon input from independent third-party consultants. The annual performance-based bonus each named executive officer is awarded is generally based on the extent to which we achieve the corporate goals that our board of directors establishes each year. At the end of the year, our board of directors reviews our performance against each corporate goal and approves the extent to which we achieved each of our corporate goals.

Our board of directors will generally consider each named executive officer’s individual contributions towards reaching our annual corporate goals but does not typically establish specific individual goals for our named executive officers. There is no minimum bonus percentage or amount established for the named executive officers and, thus, the bonus amounts vary from year to year based on corporate and individual performance. For 2018, Mr. Johnson was eligible to receive a target bonus of up to 50% of his base salary pursuant to the terms of his employment letter agreement described below through August 15, 2018 and 55% of his base salary thereafter. For 2018, Mr. Lubniewski was eligible to receive a target bonus of up to 40% of his base salary pursuant to the terms of his employment letter agreement described below through April 15, 2018 and 50% of his base salary thereafter. For 2018, Mr. McMeans was eligible to receive a target bonus of up to 40% of his base salary pursuant to the terms of his employment letter agreement described below through August 15, 2018 and 45% of his base salary thereafter.

The corporate goals established by our board of directors for 2018 were based upon commercial and financial goals. Specific goals included financial performance, progress with biopharmaceutical company collaborative development programs and market and commercialization metrics in Europe. The financial goals were weighted at 70% towards overall corporate goal achievement and the commercial goals were weighted at 30% towards overall corporate goal achievement. There was no minimum percentage of corporate goals that was required to be achieved to earn a bonus. No specific individual goals were established for any of our named executive officers for 2018.

In January 2019, our board of directors determined that the 2018 corporate goals had been achieved at an aggregate level of 75%. As a result, on January 24, 2019, our board of directors awarded the following performance-based bonuses to our named executive officers:

Executive Officer	Title	2018 Bonus Amount
Timothy B. Johnson	Chief Executive Officer	$166,183
John L. Lubniewski	President and Chief Operating Officer	$116,007
Shaun D. McMeans	Senior Vice President and Chief Financial Officer	$91,438

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align our interests with those of our employees and consultants, including our named executive officers. Our board of directors or any authorized committee thereof is responsible for approving equity grants, which include to date, stock options and RSUs. Vesting of the stock option and RSU awards is tied to continuous service with us and serves as an additional retention measure. Our executives generally are awarded an initial stock option grant upon commencement of employment. Additional equity awards may occur periodically to specifically incentivize executives to achieve certain corporate goals or to reward executives for exceptional performance. As of December 31, 2018, our named executive officers have been granted both stock option awards and RSUs.

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

Employment Letter Agreement with Mr. Johnson. We entered into an amended and restated letter agreement with Mr. Johnson in December 2014 that replaced his previous letter agreement and became effective in May 2015. The agreement sets forth certain agreed upon terms and conditions of employment. Mr. Johnson was initially entitled to receive an annual base salary of $400,000 (which has been increased, most recently in August 2018 to $450,000), an annual target performance bonus of up to 50% of his base salary (increased in August 2018 to 55% of base salary) as determined by the board of directors, and certain severance benefits, the terms of which are described below under “—Potential Payments and Benefits upon Termination or Change of Control.” Mr. Johnson’s base salary and target bonus percentage are subject to modification from time to time in the discretion of our board of directors or any authorized committee thereof.

Mr. Johnson will transition to the Company’s Executive Chairman effective March 31, 2019, at which time Mr. Johnson’s annual base salary will be reduced to $100,000.

Employment Letter Agreement Mr. Lubniewski. We entered into an amended and restated letter agreement with Mr. Lubniewski in December 2014 that replaced his previous letter agreement and became effective in May 2015. The agreement sets forth certain agreed upon terms and conditions of employment. Mr. Lubniewski was initially entitled to receive an annual base salary of $293,500 (which has been increased, most recently in April 2018 to $335,000), an annual target performance bonus of up to 40% of his base salary (increased in April 2018 to 50% of base salary) as determined by the board of directors, and certain severance benefits, the terms of which are described below under “—Potential Payments and Benefits upon Termination or Change of Control.” Mr. Lubniewski’s base salary and target bonus percentage are subject to modification from time to time in the discretion of our board of directors or any authorized committee thereof.

Mr. Lubniewski will become the Company’s President and Chief Executive Officer effective March 31, 2019, at which point his salary will increase to $385,000, and he will be eligible to receive an annual target performance bonus of up to 55% of his base salary as determined by the board of directors following analysis conducted by independent third-party consultants.

Employment Letter Agreement with Mr. McMeans. We entered into an amended and restated letter agreement with Mr. McMeans in December 2014 that replaced his previous letter agreement and became effective in May 2015. The agreement sets forth certain agreed upon terms and conditions of employment. Mr. McMeans was initially entitled to an annual base salary of $246,000 (which has been increased, most recently in August 2018 to $315,000), an annual target performance bonus of up to 40% of his base salary (increased in August 2018 to 45% of base salary) as determined by the board of directors, and certain severance benefits, the terms of which are described below under “—Potential Payments and Benefits upon Termination or Change of Control.” Mr. McMeans’ and target bonus percentage are subject to modification from time to time in the discretion of our board of directors or any authorized committee thereof.

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

Outstanding Equity Awards at Fiscal Year-End

The following table presents information concerning equity awards held by our named executive officers as of December 31, 2018, granted under the 2001 Plan, the 2011 Plan and the 2014 Plan.

			Option Awards					Stock Awards
Name		Grant Date/Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Timothy B. Johnson	(1)	3/01/2009	4,655	—	—	4.30	3/01/2019	—	—	—	—
	(1)	3/01/2010	6,983	—	—	4.30	3/01/2020	—	—	—	—
	(1)	4/13/2010	675	—	—	4.30	4/13/2020	—	—	—	—
	(1)	10/21/2010	581	—	—	4.30	10/21/2020	—	—	—	—
	(1)	1/20/2011	675	—	—	4.30	1/20/2021	—	—	—	—
	(1)	4/26/2011	29,797	—	—	2.15	4/26/2021	—	—	—	—
	(1)	2/01/2013	18,328	—	—	2.15	2/01/2023	—	—	—	—
	(1)	8/06/2013	9,311	—	—	2.15	8/06/2023	—	—	—	—
	(1)	3/20/2014	43,267	—	—	2.15	3/20/2024	—	—	—	—
	(2)	12/29/2014	9,311	—	—	12.89	12/29/2024	—	—	—	—
	(2)	2/16/2016	85,314	19,686	—	2.36	2/15/2026	—	—	—	—
	(1)	2/13/2017	19,000	—	—	1.92	2/13/2027	—	—	—	—
	(2)	8/16/18	18,750	131,250	—	3.40	8/16/28	—	—	—	—
	(3)	8/16/18	—	—	—			65,624	223,122	—	—
John L. Lubniewski	(1)	4/26/2011	13,036	—	—	2.15	4/26/2021	—	—	—	—
	(1)	3/08/2012	2,793	—	—	2.15	3/08/2022	—	—	—	—
	(1)	2/01/2013	3,503	—	—	2.15	2/01/2023	—	—	—	—
	(1)	8/06/2013	13,036	—	—	2.15	8/06/2023	—	—	—	—
	(1)	3/20/2014	29,818	—	—	2.15	3/20/2024	—	—	—	—
	(2)	12/29/2014	3,724	—	—	12.89	12/29/2024	—	—	—	—
	(2)	2/16/2016	28,439	6,561	—	2.36	2/15/2026	—	—	—	—
	(1)	2/13/17	20,000	—		1.92	2/13/2027	—	—	—	—
	(2)	8/16/18	12,500	87,500	—	3.40	8/16/28	—	—	—	—
	(3)	8/16/18	—	—	—			43,750	148,750	—	—
Shaun D. McMeans	(1)	3/08/2012	8,380	—	—	2.15	3/08/2022	—	—	—	—
	(1)	2/01/2013	1,854	—	—	2.15	2/01/2023	—	—	—	—
	(1)	8/06/2013	13,036	—	—	2.15	8/06/2023	—	—	—	—
	(1)	3/20/2014	30,308	—	—	2.15	3/20/2024	—	—	—	—
	(2)	12/29/2014	2,327	—	—	12.89	12/29/2024	—	—	—	—
	(2)	2/16/2016	16,250	3,750	—	2.36	2/15/2026	—	—	—	—
	(1)	2/13/2017	18,500	—	—	1.92	2/13/2027	—	—	—	—
	(2)	8/16/18	12,500	87,500	—	3.40	8/16/28	—	—	—	—
	(3)	8/16/18	—	—	—			21,874	74,372	—	—

(1)	Fully vested.

(2)

Stock options vest over four years as follows: 1/16 of the outstanding shares vest at the end of each calendar quarter over a period of approximately four years, subject to the individual’s continued service with us through each vesting date.

(3)

RSUs vest over four years as follows: 1/16 of the award vests at the end of each calendar quarter over a period of approximately four years, subject to the individual’s continued service with us through each vesting date.

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

If a stock award granted under the 2014 Plan expires or otherwise terminates without being exercised in full, or is settled in cash, the shares of our common stock not acquired pursuant to the stock award again will become available for subsequent issuance under the 2014 Plan. In addition, the following types of shares of our common stock under the 2014 Plan may become available for the grant of new stock awards under the 2014 Plan: (1) shares that are forfeited to or repurchased by us prior to becoming fully vested; (2) shares withheld to satisfy income or employment withholding taxes; or (3) shares used to pay the exercise or purchase price of a stock award. Shares issued under the 2014 Plan may be previously unissued shares or reacquired shares bought by us on the open market. As of December 31, 2018, option awards covering an aggregate of 1,676,802 shares of our common stock and an additional 227,707 RSU awards have been granted under the 2014 Plan and were outstanding.

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

The performance goals that may be selected include one or more of the following: (1) earnings (including earnings per share and net earnings); (2) earnings before interest, taxes and depreciation; (3) earnings before interest, taxes, depreciation and amortization; (4) earnings before interest, taxes, depreciation, amortization and legal settlements; (5) earnings before interest, taxes, depreciation, amortization, legal settlements and other income (expense); (6) earnings before interest, taxes, depreciation, amortization, legal settlements, other income (expense) and stock-based compensation; (7) earnings before interest, taxes, depreciation, amortization, legal settlements, other income (expense), stock-based compensation and changes in deferred revenue; (8) earnings before interest, taxes, depreciation, amortization, legal settlements, other income (expense), stock-based compensation, other non-cash expenses and changes in deferred revenue; (9) total stockholder return; (10) return on equity or average stockholder’s equity; (11) return on assets, investment, or capital employed; (12) stock price; (13) margin; (14) income (before or after taxes); (15) operating income; (16) operating income after taxes; (17) pre-tax profit; (18) operating cash flow; (19) sales or revenue targets; (20) increases in revenue or product revenue; (21) expenses and cost reduction goals; (22) improvement in or attainment of working capital levels; (23) economic value added (or an equivalent metric); (24) market share; (25) cash flow; (26) cash flow per share; (27) cash balance; (28) cash burn; (29) cash collections; (30) share price performance; (31) debt reduction; (32) implementation or completion of projects or processes (including, without limitation, clinical study initiation, clinical study enrollment and dates, clinical study results, regulatory filing submissions, regulatory filing acceptances, regulatory or advisory committee interactions, regulatory approvals, and product supply); (33) stockholders’ equity; (34) capital expenditures; (35) debt levels; (36) operating profit or net operating profit; (37) workforce diversity; (38) growth of net income or operating income; (39) billings; (40) bookings; (41) employee retention; (42) initiation of studies by specific dates; (43) budget management; (44) submission to, or approval by, a regulatory body (including, but not limited to the FDA) of an applicable filing or a product; (45) regulatory milestones; (46) progress of internal research or development programs; (47) acquisition of new customers; (48) customer retention and/or repeat order rate; (49) improvements in sample and test processing times; (50) progress of partnered programs; (51) partner satisfaction; (52) timely completion of clinical studies; (53) submission of 510(k)s or pre-market approvals and other regulatory achievements; (54) milestones related to samples received and/or tests or panels run; (55) expansion of sales in additional geographies or markets; (56) research progress, including the development of programs; (57) strategic partnerships or transactions (including in-licensing and out-licensing of intellectual property); and (58) to the extent that an award is not intended to comply with Section 162(m) of the Code, other measures of performance selected by our board of directors.

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

2011 Equity Incentive Plan

General. Our board of directors and our stockholders approved our 2011 Plan in March 2011. The 2011 Plan was subsequently amended by our board of directors and our stockholders, most recently in February 2014. The 2011 Plan is the successor to and continuation of our 2001 Plan. As of December 31, 2018, option awards under the 2011 Plan covering an aggregate of 349,432 shares of our common stock were outstanding. No additional awards will be granted under the 2011 Plan and all outstanding awards granted under the 2011 Plan that are repurchased, forfeited, expire or are cancelled will become available for grant under the 2014 Plan in accordance with its terms. Our board of directors, or a duly authorized committee thereof, has the authority to administer the 2011 Plan. Our board of directors may also delegate certain authority to one or more of our officers. The plan administrator has the authority to modify outstanding awards under our 2011 Plan, including the authority to reduce the exercise, purchase or strike price of any outstanding stock award, cancel any outstanding stock award in exchange for new stock awards, cash or other consideration, or take any other action that is treated as a repricing under generally accepted accounting principles, with the consent of any adversely affected participant.

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

2001 Stock Option Plan

Our board of directors and our stockholders approved our 2001 Plan, which became effective in February 2001. The 2001 Plan terminated and no further awards were granted under the 2001 Plan upon the effective date of the 2011 Plan. As of December 31, 2018, there were outstanding stock options under our 2001 Plan covering a total of 21,003 shares of our common stock.

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

401(k) Plan

We maintain a tax-qualified retirement plan that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. All participants’ interests in their deferrals are 100% vested when contributed. In 2018, we made no matching contributions into the 401(k) plan. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan, and all contributions are deductible by us when made.

Director Compensation

The following table sets forth in summary form information concerning the compensation that we paid or awarded during the year ended December 31, 2018 to each of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Total ($)
Ann F. Hanham	72,500	8,275	33,100	113,875
Harry A. George	42,500	8,275	33,100	83,875
Donnie M. Hardison	45,000	8,275	33,100	86,375
James T. LaFrance	51,250	8,275	33,100	92,625
Lee R. McCracken	43,750	8,275	33,100	85,125
Lewis J. Shuster (3)	31,250	—	—	31,250
Michelle R. Griffin (4)	18,750	—	66,200	84,950

(1)

As of December 31, 2018, the aggregate number of unvested stock awards (other than options) held by our non-employee directors were: 2,500 for each of Dr. Hanham, Mr. George, Mr. Hardison, Mr. LaFrance and Mr. McCracken; Ms. Griffin did not hold any such awards. The dollar amounts in this column represent the aggregate grant date fair value of RSU awards granted in 2018. For further discussion of valuation assumptions, see Note 13 “Stock-based Compensation” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)

As of December 31, 2018, the aggregate number of outstanding options to purchase our common stock held by our non-employee directors were: Dr. Hanham: 26,000, Mr. George: 28,000; Mr. Hardison: 32,000; Mr. LaFrance: 32,000; Mr. McCracken: 32,000 and Ms. Griffin: 20,000. The dollar amounts in this column represent the aggregate grant date fair value of stock option awards granted in 2018. These amounts have been computed in accordance with FASB ASC Topic 718, using the Black-Scholes option pricing model. For further discussion of valuation assumptions, see Note 13 “Stock-based Compensation” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)	Mr. Shuster’s service on our board of directors ended in August 2018.
(4)	Ms. Griffin joined our board of directors in August 2018.

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

Pursuant to our non-employee director compensation policy, non-employee director compensation for service on our board of directors was as follows as of January 1, 2018:

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

In August 2018, the non-employee director compensation policy was amended and restated, as a result of an analysis conducted by third-party independent consultants, such that non-employee director compensation for service on our board of directors is now as follows:

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
•

an automatic annual option grant to purchase 10,000 shares of our common stock and an automatic RSU award for 2,500 shares of our common stock for each non-employee director who is serving on the board of directors on the date of each annual stockholder meeting and who has served as a member of our board of directors for a minimum of six months, in each case vesting on the earliest to occur of (i) the date that is 12 months following the grant date and (ii) the following year’s annual stockholder meeting; and

•

upon first joining our board of directors an automatic initial option grant to purchase 20,000 shares of our common stock on the date of grant. One-third of the shares will vest twelve months after the date of grant and the remaining shares will vest monthly in equal installments over a two-year period thereafter such that the stock option is fully vested on the third anniversary of the date of grant. A director who, in the one year prior to his or her initial election to serve on the board of directors as a non-employee director, served as an employee of the company will not be eligible for an initial grant.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2018.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (3)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders:
2001 Stock Option Plan	21,003	$4.48	—
2011 Equity Incentive Plan	349,432	3.45	—
2014 Equity Incentive Plan (1)	1,904,509	2.97	—
2014 Employee Stock Purchase Plan (2)	—	N/A	158,067
Equity compensation plans not approved by security holders	—	—	—
Total	2,274,944		158,067

(1)

On January 1 of each year from January 1, 2016 through and including January 1, 2024, the number of shares authorized for issuance under the 2014 Plan is automatically increased by a number equal to 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares determined by our board of directors. On January 1, 2019, the available shares for purchase under the 2014 Plan was increased by 557,190 shares.

(2)

On January 1 of each year from January 1, 2016 through and including January 1, 2024, the number of shares authorized for issuance under our ESPP is automatically increased by a number equal to the least of: (a) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; (b) 195,000 shares; and (c) a number determined by the board of directors that is less than the amounts set forth in the foregoing clauses (a) and (b). On January 1, 2019, the available shares for purchase under our ESPP was increased by 139,297 shares.

(3)

The number of shares to be issued upon exercise of outstanding options, RSUs, warrants and rights under the 2014 Equity Incentive Plan includes 227,707 outstanding RSU awards which have been excluded from weighted-average exercise price in column (b) above.

Principal Stockholders

The following table sets forth certain information regarding the ownership of the Company’s common stock as of February 28, 2019 by: (i) each director; (ii) each of our executive officers named in the Summary Compensation Table above; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.

The table is based upon information supplied by officers, directors and principal stockholders, Schedules 13G filed with the SEC and other sources believed to be reliable by us. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 28,594,762 shares outstanding on February 15, 2019, adjusted as required by rules promulgated by the SEC. Unless otherwise indicated, the address for each person or entity listed in the table is c/o HTG Molecular Diagnostics, Inc., 3430 E. Global Loop, Tucson, Arizona 85706.

	Common Stock Beneficially Owned
Name and address of beneficial owner	Shares	Percentage
Greater than 5% stockholders
FMR LLC (1)	3,607,849	12.6%
245 Summer Street
Boston, MA 02210
Stonepine Capital Management (2)	2,675,889	9.4%
919 NW Bond Street, Suite 204
Bend, OR 97703
Select Medical Technology and Devices Portfolio	2,392,976	8.4%
245 Summer Street
Boston, MA 02210
T. Rowe Price Associates, Inc.	1,999,100	7.0%
100 E. Pratt Street
Baltimore, MD 21202
T. Rowe Price Health Sciences Fund, Inc.	1,629,330	5.7%
100 E. Pratt Street
Baltimore, MD 21202
QIAGEN NV (3)	1,611,102	5.5%
Hulsterweg 82, 5912 PL
Venlo, The Netherlands
Directors and named executive officers
Timothy B. Johnson (4)	460,131	1.6%
John L. Lubniewski (5)	256,334	*
Shaun D. McMeans (6)	207,244	*
Ann Hanham (7)	16,919	*
Harry A. George (8)	196,396	*
Michelle R. Griffin
Donnie M. Hardison (9)	29,227	*
James T. LaFrance (10)	29,500	*
Lee R. McCracken (11)	22,000	*
All current executive officers and directors as a group (9 persons) (12)	1,217,751	4.2%

*	Represents beneficial ownership of less than one percent.
(1)

Abigail P. Johnson is a director, the Vice Chairman, the Chief Executive Officer and President of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of the FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of the Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FRM LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act advised by Fidelity Management & Research Company, a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by Fidelity Funds’ Board of Trustees. This information is based on the Schedule 13G filed on February 13, 2019 with the SEC.

(2)

Stonepine Capital Management, LLC, a California limited liability company is the general partner and investment advisor of    investment funds, including Stonepine Capital, L.P., a Delaware limited partnership. Jon M. Plexico and Timothy P. Lynch are the control persons of the general partner. These filers have filed a Schedule 13G jointly, but not as members of a group, and each disclaims membership in a group. Each filer also disclaims beneficial ownership of the stock except to the extent of that person’s pecuniary interest therein. In addition, the filing of the Schedule 13G on behalf of Stonepine Capital, L.P. should not be construed as an admission that it is, and it disclaims that it is, a beneficial owner, as defined in Rule 13d-3 under the Securities Act of 1934, of any of the stock covered by the 13G. This information is based on the Schedule 13G filed on February 13, 2019 with the SEC

(3)	The 833,333 shares of common stock are held of record by QIAGEN North American Holdings, Inc., a wholly owned subsidiary of QIAGEN N.V.
(4)	Includes 267,273 shares that Mr. Johnson has the right to acquire from us within 60 days of February 15, 2019 pursuant to the exercise of stock options.
(5)	Includes 138,412 shares that Mr. Lubniewski has the right to acquire from us within 60 days of February 15, 2019 pursuant to the exercise of stock options.
(6)	Includes 112,218 shares that Mr. McMeans has the right to acquire from us within 60 days of February 15, 2019 pursuant to the exercise of stock options.
(7)	Includes 14,615 shares that Dr. Hanham has the right to acquire from us within 60 days of February 15, 2019 pursuant to the exercise of stock options
(8)

Consists of (i) 144,366 shares beneficially owned by Solstice Capital II LP and (ii) 18,000 shares that Mr. George has the right to acquire from us within 60 days of February 15, 2019 pursuant to the exercise of stock options. Mr. George is the managing member of Solstice Capital II LP and has joint voting and investment power over the shares held by Solstice Capital II LP.

(9)	Includes 21,727 shares that Mr. Hardison has the right to acquire from us within 60 days of February 15, 2019 pursuant to the exercise of stock options.
(10)	Includes 22,000 shares that Mr. LaFrance has the right to acquire from us within 60 days of February 15, 2019 pursuant to the exercise of stock options.
(11)	Includes 22,000 shares that Mr. McCracken has the right to acquire from us within 60 days of February 15, 2019 pursuant to the exercise of stock options.
(12)	The number of shares beneficially owned consists of (a) the shares described in Notes (4) through (11).

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

The following sections summarize transactions since January 1, 2017 to which we have been a party, in which the amount involved in the transaction exceeded the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation” and “Director Compensation.”

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

In June 2017, we entered into a first statement of work (“SOW One”) with QML under the Governing Agreement. SOW One addressed the initial activities to be performed by us and QML in support of the development and potential commercialization of a NGS-based companion diagnostic assay (the “Project”) that is the subject of a sponsor project agreement between QML and a biopharmaceutical company (“Pharma One”). We amended SOW One on December 18, 2017 and March 30, 2018 in connection with the completion of initial-phase development activities under SOW One. The second amendment to SOW One relates to next-phase development activities, including assay design verification and preparation for regulatory submission, for the Project (“Next-Phase Activities”). Under SOW One, as amended, QML agreed to pay us low, single-digit millions of dollars for the Pharma One development work performed under the SOW, and we and QML agreed to share any net profits resulting from performance of the development work as determined pursuant to the Governing Agreement. QML also agreed to pay us milestone payments up to an amount in the low, single-digit millions of dollars in the aggregate upon the achievement of certain development milestones during the Next-Phase Activities.  On May 16, 2018, we received written notice from QML that it had terminated SOW One following the termination of the Project by Pharma One. For additional details regarding the terms of SOW One, please refer to Note 16 to our consolidated financial statements contained in this Annual Report.

In connection with SOW One, the Governing Agreement was amended to provide that neither party may terminate SOW One or the Governing Agreement to the extent it relates to SOW One in the event of a change of control.

In October 2017, we entered into a second statement of work (“SOW Two”) under the Governing Agreement with QML. SOW Two was made effective as of June 2, 2017 (“Onset Date”), and was amended on August 7, 2018, August 13, 2018 and September 27, 2018. SOW Two addresses development activities conducted by us and QML since the Onset Date and those expected to be further conducted by parties in connection with a sponsor project agreement, dated June 2, 2017, between QML and Bristol-Myers Squibb. The initial-phase investigational use only (“IUO”) development activities under SOW Two have been completed and the first two amendments of SOW Two relate to the next phases, which include the use of the IUO assay developed in the initial-phase in a retrospective clinical trial and in additional disease indications. The third amendment to SOW Two provides that profit sharing relating to the original development activities and the development activities contemplated by the first SOW Two amendment will, in each case, commence upon the later of (i) the third amendment effective date, which is September 27, 2018, and (ii) the completion of the respective development activities, rather than at the end of each calendar quarter, provided that such modification to the profit-sharing commencement date only applies to development activities that had not yet been subject to profit-sharing as of the third amendment effective date. Under SOW Two, as amended, QML has agreed to pay us mid-single digit millions of dollars for the development work performed and expected to be performed by us and QML under SOW Two. In addition, we will share in any net profits (as determined under the Governing Agreement) generated during the work on an approximately quarterly basis throughout the term of SOW Two, except as otherwise specified in the third amendment to SOW Two. For additional details regarding the terms of SOW Two, please refer to Note 16 to our consolidated financial statements contained in this Annual Report.

In January 2018, we entered into a third statement of work (“SOW Three”) under the Governing Agreement with QML. SOW Three addresses the development activities for a NGS‑based clinical‑trial assay (“SOW Three Project”) in connection with a sponsor project agreement between QML and a pharmaceutical company (“Pharma Three”). We amended SOW Three on September 21, 2018 in connection with the completion of initial assay development activities under SOW Three. The first amendment to SOW Three provides for the development of an IUO assay, subsequent retrospective testing of clinical trial samples, design verification and, subject to satisfactory achievement of relevant performance and regulatory milestones, regulatory submissions in the United States and European Union necessary for the commercialization of a companion diagnostic for a corresponding Pharma Three drug. Under SOW Three, as amended, QML has agreed to pay us low, single-digit millions of dollars for the development work performed and expected to be performed by us and QML under SOW Three. In addition, we will share in any net profits (as determined under the Governing Agreement) generated during the work on an approximately quarterly basis throughout the term of SOW Three. For additional details regarding the terms of SOW Three, please refer to Note 16 to our consolidated financial statements contained in this Annual Report.

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

Since October 26, 2017, the outstanding principal amount of the QNAH Convertible Note has remained at $3.0 million. No accrued interest has been paid and all accrued interest will become due on the maturity date of October 26, 2020.

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

Item 14. Principal Accounting Fees and Services.

The following table summarizes the fees of BDO USA, LLP, our independent registered public accounting firm, for 2018 and 2017.

	December 31,
	2018	2017
Fee Category
Audit fees (1)	$419,213	$551,265
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$419,213	$551,265

(1)

Audit fees consist of fees for professional services provided primarily in connection with the annual audit of our consolidated financial statements, quarterly reviews and services associated with SEC registration statements and other documents issued in connection with securities offerings including comfort letters and consents.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Consolidated Financial Statements - The consolidated financial statements filed as part of this Annual Report on Form 10-K are listed on the Index to Consolidated Financial Statements in Item 8.
(a)(2)	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(a)(3)	Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b)	Exhibits.

The exhibits listed on the Exhibit Index immediately preceding the signature page to this Annual Report on Form 10-K are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

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

10.10

Standard Commercial-Industrial Multi Tenant Triple Net Lease dated July 11, 2008 by and between the Registrant and Pegasus Properties LP (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-201313), originally filed with the SEC on December 30, 2014).

10.11

Standard Commercial-Industrial Multi Tenant Triple Net Lease dated May 11, 2011 by and between the Registrant and Pegasus Properties LP (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-201313), originally filed with the SEC on December 30, 2014).

10.12*

First Amendment to Lease Agreement (Suite 100 – Administration), dated August 4, 2015, by and between Pegasus Properties, L.P. and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2015).

10.13*

First Amendment to Lease Agreement (Suite 300 – Laboratory), dated August 4, 2015, by and between Pegasus Properties, L.P. and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2015).

10.14

Termination of Security Agreement, Release of Security Interest and Understanding Regarding Asset Purchase Agreement, dated August 22, 2014, by and between the Registrant and NuvoGen Research LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-201313), originally filed with the SEC on December 30, 2014).

10.15

HTG Molecular Diagnostics, Inc. Amended and Restated Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2016).

10.16*

Master Assay Development, Commercialization and Manufacturing Agreement, dated November 16, 2016, by and between Registrant and QIAGEN Manchester Limited (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 23, 2017).

10.17

Controlled Equity Offering Sales Agreement, by and between the Registrant and Cantor Fitzgerald & Co., dated April 13, 2017 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37369), filed with the SEC on April 13, 2017).

10.18

Registration Rights Letter Agreement, effective June 2, 2017, by and between the Registrant and Novo Holdings A/S (f/k/a Novo A/S) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37369), filed with the SEC on August 8, 2017).

Exhibit Number	Description
10.19*

Amended and Restated Development and Component Supply Agreement, effective May 31, 2017, by and between the Registrant and Illumina, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37369), filed with the SEC on August 8, 2017).

10.20

First Amendment to Master Assay Development, Commercialization and Manufacturing Agreement, dated June 14, 2017, by and between the Registrant and QIAGEN Manchester Limited (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37369), filed with the SEC on August 8, 2017).

10.21*

Statement of Work No. 1, dated June 14, 2017, under Master Assay Development, Commercialization and Manufacturing Agreement between the Registrant and QIAGEN Manchester Limited (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37369), filed with the SEC on August 8, 2017).

10.22*

First Amendment to Statement of Work No. 1, dated December 18, 2017, under Master Assay Development Commercialization and Manufacturing Agreement between the Registrant and QIAGEN Manchester Limited (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K (File No. 001-37369) filed with the SEC on March 23, 2018).

10.23*

Second Amendment to Statement of Work No. 1, dated March 30, 2018, under Master Assay Development, Commercialization and Manufacturing Agreement between the Registrant and QIAGEN Manchester Limited (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2018).

10.24*

Statement of Work No. 2, dated October 26, 2017, under Master Assay Development, Commercialization and Manufacturing Agreement between the Registrant and QIAGEN Manchester Limited (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (File No. 001-37369), filed with the SEC on March 23, 2018).

10.25*

Statement of Work No. 3, dated January 12, 2018, under Master Assay Development, Commercialization and Manufacturing Agreement between the Registrant and QIAGEN Manchester Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37369), filed with the SEC on May 10, 2018).

10.26*

First Amendment to Statement of Work No. 3, dated September 21, 2018, under Master Assay Development, Commercialization and Manufacturing Agreement between the Registrant and QIAGEN Manchester Limited (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37369), filed with the SEC on November 8, 2018).

10.27

First Amendment to Statement of Work No. 2, dated August 7, 2018, under Master Assay Development, Commercialization and Manufacturing Agreement between the Registrant and QIAGEN Manchester Limited (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37369), filed with the SEC on November 8, 2018).

10.28

Second Amendment to Statement of Work No. 2, dated August 13, 2018, under Master Assay Development, Commercialization and Manufacturing Agreement between the Registrant and QIAGEN Manchester Limited (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37369), filed with the SEC on November 8, 2018).

10.29

Third Amendment to Statement of Work No. 2, dated September 27, 2018, under Master Assay Development, Commercialization and Manufacturing Agreement between the Registrant and QIAGEN Manchester Limited (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37369), filed with the SEC on November 8, 2018).

10.30*

Supplement Agreement, dated October 26, 2017, by and among the Registrant, QIAGEN Manchester Limited and Bristol-Myers Squibb Company, as amended (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K (File No. 001-37369), filed with the SEC on March 23, 2018).

10.31

Amendment to the Supplement Agreement, dated August 13, 2018, by and among the Registrant, QIAGEN Manchester Limited and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37369), filed with the SEC on November 8, 2018).

Exhibit Number	Description
10.32

Credit and Security Agreement (Term Loan) by and among the Registrant, the lenders party thereto from time to time and MidCap Financial Trust, as agent, dated March 26, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37369), filed with the SEC on May 10, 2018).

10.33

Credit and Security Agreement (Revolving Loan) by and among the Registrant, the lenders party thereto from time to time and MidCap Funding IV Trust (assignee of MidCap Financial Trust), as agent, dated March 26, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37369), filed with the SEC on May 10, 2018).

10.34	Second Amendment to Lease Agreement (Suite 100 – Administration – to include Suite 200), dated January 28, 2019, by and between Pegasus Properties, L.P. and the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
*	We have requested confidential treatment for certain portions of this agreement. Omitted portions have been filed separately with the SEC.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HTG Molecular Diagnostics, Inc.

Date: March 7, 2019	By:	/s/ Timothy B. Johnson
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Timothy B. Johnson	Chief Executive Officer and Member of the Board of Directors	March 7, 2019
Timothy B. Johnson	(Principal Executive Officer)

/s/ Shaun D. McMeans	Senior Vice President and Chief Financial Officer	March 7, 2019
Shaun D. McMeans	(Principal Financial and Accounting Officer)

/s/ Ann F. Hanham	Chair of the Board of Directors	March 7, 2019
Ann F. Hanham

/s/ Harry A. George	Member of the Board of Directors	March 7, 2019
Harry A. George

/s/ James T. LaFrance	Member of the Board of Directors	March 7, 2019
James T. LaFrance

/s/ Lee R. McCracken	Member of the Board of Directors	March 7, 2019
Lee R. McCracken

/s/ Michelle R. Griffin	Member of the Board of Directors	March 7, 2019
Michelle R. Griffin

/s/ Donnie M. Hardison	Member of the Board of Directors	March 7, 2019
Donnie M. Hardison