Form 10-Q
period 2019-03-31
HTG MOLECULAR DIAGNOSTICS, INC
filed 2019-05-09
CIK 1169987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	HTGM	The Nasdaq Stock Market LLC

As of May 3, 2019, the registrant had 28,643,180 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$6,975,080	$8,432,600
Short-term investments available-for-sale, at fair value	18,056,673	22,681,049
Accounts receivable	3,349,850	5,012,678
Inventory, net of allowance of $39,403 at both March 31, 2019 and December 31, 2018	1,179,041	1,306,609
Prepaid expenses and other	557,521	568,209
Total current assets	30,118,165	38,001,145

Restricted cash	3,270,247	3,270,247
Deferred offering costs	198,088	59,030
Deferred MidCap revolving loan costs	63,099	67,068
Operating lease right-of-use assets	621,429	—
Property and equipment, net	2,141,107	2,373,790
Total assets	$36,412,135	$43,771,280

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,414,478	$1,849,921
Accrued liabilities	1,329,686	3,358,465
Contract liabilities - current	246,009	332,711
NuvoGen obligation - current	1,232,884	1,290,234
Operating lease liabilities - current	478,804	—
Other current liabilities	79,091	186,043
Total current liabilities	4,780,952	7,017,374
NuvoGen obligation - non-current, net of discount	5,292,769	5,702,519
Convertible note, related party - net of debt issuance costs	2,977,577	2,974,213
MidCap Term Loan payable - net of discount and debt issuance costs	6,739,815	6,704,641
Operating lease liabilities - non-current, net of discount	441,338	—
Other non-current liabilities	148,751	280,471
Total liabilities	20,381,202	22,679,218
Commitments and Contingencies (Note 17)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2019 and December 31, 2018, 28,616,633 shares issued and outstanding at March 31, 2019 and 28,585,449 shares issued and outstanding at December 31, 2018	28,616	28,585
Additional paid-in-capital	172,386,803	172,086,909
Accumulated other comprehensive income (loss)	6,339	(3,453)
Accumulated deficit	(156,390,825)	(151,019,979)
Total stockholders’ equity	16,030,933	21,092,062
Total liabilities and stockholders' equity	$36,412,135	$43,771,280

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Product and product-related services	$2,662,505	$1,733,546
Collaborative development services	540,320	2,425,106
Total revenue	3,202,825	4,158,652

Operating expenses:
Cost of product and product-related services revenue	2,045,527	1,137,063
Selling, general and administrative	4,400,866	5,657,832
Research and development	2,074,748	2,589,286
Total operating expenses	8,521,141	9,384,181
Operating loss	(5,318,316)	(5,225,529)

Other income (expense):
Interest expense	(233,967)	(182,517)
Interest income	181,437	133,163
Loss on extinguishment of Growth Term Loan	—	(105,064)
Total other income (expense)	(52,530)	(154,418)
Net loss	$(5,370,846)	$(5,379,947)
Net loss per share, basic and diluted	$(0.19)	$(0.22)
Shares used in computing net loss per share, basic and diluted	28,600,679	24,704,128

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(5,370,846)	$(5,379,947)
Other comprehensive income (loss), net of tax effect:
Unrealized gain (loss) on short-term investments	3,353	(11,151)
Foreign currency translation adjustment	6,439	—
Total other comprehensive income (loss)	9,792	(11,151)
Comprehensive loss	$(5,361,054)	$(5,391,098)

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)

Balance at January 1, 2019	28,585,449	$28,585	$172,086,909	$(3,453)	$(151,019,979)	$21,092,062
Exercise of stock options	21,871	22	51,548	—	—	51,570
Stock-based compensation expense	—	—	241,233	—	—	241,233
Release of restricted stock awards	13,126	13	—	—	—	13
Net share settlement of restricted stock award	(3,813)	(4)	(9,681)	—	—	(9,685)
Employee stock purchase plan expense	—	—	16,794	—	—	16,794
Net loss	—	—	—	—	(5,370,846)	(5,370,846)
Unrealized gain on short-term investments	—	—	—	3,353	—	3,353
Foreign currency translation adjustment	—	—	—	6,439	—	6,439
Balance at March 31, 2019	28,616,633	$28,616	$172,386,803	$6,339	$(156,390,825)	$16,030,933

Balance at January 1, 2018	13,929,763	$13,929	$131,492,595	$-	$(134,566,061)	$(3,059,537)
Exercise of stock options	18,028	18	40,486	—	—	40,504
Stock-based compensation expense	—	—	1,143,188	—	—	1,143,188
Release of restricted stock awards	269,551	270	—	—	—	270
Net share settlement of restricted stock award	(34,769)	(35)	(133,478)	—	—	(133,513)
Employee stock purchase plan expense	—	—	14,453	—	—	14,453
Issuance of common stock from ATM Offering, net of issuance costs of $17,000	261,352	262	556,444	—	—	556,706
Issuance of common stock from underwritten public offering, net of issuance costs of $2.6 million	13,915,000	13,915	37,710,401	—	—	37,724,316
Issuance of common stock warrants in connection with MidCap Term Loan	—	—	74,000	—	—	74,000
Net loss	—	—	—	—	(5,379,947)	(5,379,947)
Unrealized loss on short-term investments	—	—	—	(11,151)	—	(11,151)
Balance at March 31, 2018	28,358,925	$28,359	$170,898,089	$(11,151)	$(139,946,008)	$30,969,289

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(5,370,846)	$(5,379,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	308,984	356,204
Accretion of discount on NuvoGen obligation	(3,414)	(2,952)
Provision for excess inventory	24,296	11,280
Amortization of Growth Term Loan discount and issuance costs	—	62,951
Loss on extinguishment of Growth Term Loan	—	105,064
Amortization of QNAH Convertible Note issuance costs	3,364	3,363
Amortization of MidCap Credit Facility discount and issuance costs	39,143	2,924
Stock-based compensation expense	241,246	1,143,458
Employee stock purchase plan expense	16,794	14,453
Amortization of operating lease right-of-use assets	72,923	—
Amortization of incentive from landlord	—	(35,500)
Accrued interest on available-for-sale securities investments	(72,698)	(66,195)
Changes in operating assets and liabilities:
Accounts receivable	1,662,828	3,351,907
Inventory	103,272	127,224
Prepaid expenses and other	9,777	(21,494)
Deferred offering costs	—	2,953
Accounts payable	(480,546)	(78,239)
Accrued liabilities	(1,977,373)	(2,065,603)
Contract liabilities	(55,246)	(233,078)
Operating lease liabilities	(115,440)	—
Net cash used in operating activities	(5,592,936)	(2,701,227)
Investing activities
Purchase of property and equipment	(103,316)	(457,828)
Sales, redemptions and maturities of available-for-sale securities	12,800,000	—
Purchase of available-for-sale securities	(8,099,573)	(25,070,165)
Net cash provided by (used in) investing activities	4,597,111	(25,527,993)
Financing activities
Proceeds from MidCap Credit Facility	—	7,000,000
MidCap Credit Facility lender fees	—	(228,459)
Payments on Growth Term Loan	—	(1,684,626)
Payments for extinguishment of Growth Term Loan	—	(4,276,988)
Proceeds from public offering, net of underwriting discounts, commissions and costs of $2.6 million	—	37,724,316
Proceeds from ATM Offering, net	—	556,706
Payments on NuvoGen obligation	(463,686)	(185,574)
Payments on financing leases	(13,782)	(20,786)
Proceeds from exercise of stock options	51,570	40,504
Taxes paid for net share settlement of restricted stock awards	(9,685)	(133,513)
Payment of deferred offering costs	(30,175)	—
Net cash (used in) provided by financing activities	(465,758)	38,791,580

Effect of exchange rates on cash	4,063	—

(Decrease) increase in cash, cash equivalents and restricted cash	(1,457,520)	10,562,360
Cash, cash equivalents and restricted cash at beginning of year	11,702,847	9,968,600
Cash, cash equivalents and restricted cash at end of period	$10,245,327	$20,530,960
Supplemental disclosure of noncash investing and financing activities
Fixed asset purchases payable and accrued at period end	$13,945	$3,486

Adoption of ASC 842, Leases	694,352	—
Deferred offering costs payable and accrued at period end	108,883	—
Equipment purchased through capital leases	—	31,340
Debt issuance costs payable and accrued at period end	—	193,931
MidCap Term Loan fees and warrant discount	—	389,000
Supplemental cash flow information
Cash paid for interest	$172,032	$83,397
Cash paid for taxes	—	—

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business, Basis of Presentation and Principles of Consolidation

HTG Molecular Diagnostics, Inc. (the “Company”) is a provider of instruments, reagents and services for molecular profiling applications. The Company derives revenue from sales of its HTG EdgeSeq instrument system and integrated research use only (RUO”) and molecular diagnostic (“MDx”) next-generation sequencing-based HTG EdgeSeq assays, from research services including sample processing and custom assay development and from collaborative development services.

The Company operates in one segment and its customers are located primarily in the United States and Europe. For the three months ended March 31, 2019 approximately 27% of the Company’s revenue was generated from sales originated by customers located outside of the United States, compared with 79% for the three months ended March 31, 2018. Approximately 62% and 73% of the sales to customers located outside of the United States resulted from collaborative development services revenue generated from the Master Assay Development, Commercialization and Manufacturing Agreement (the “Governing Agreement”) with QIAGEN Manchester Limited (“QML”), a wholly owned subsidiary of QIAGEN N.V. (see Note 15), for the three months ended March 31, 2019 and 2018, respectively.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect the accounts of the Company as of March 31, 2019 and for the three months ended March 31, 2019 and 2018. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements. The accompanying condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and the results of its operations and cash flows, as of and for the periods presented. The accompanying condensed consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information and disclosures required by US GAAP for annual financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2019.

Principles of Consolidation

The Company formed a French subsidiary, HTG Molecular Diagnostics France SARL (“HTG France”), in November 2018. The accompanying condensed consolidated financial statements include the accounts of the Company and this wholly owned subsidiary after elimination of intercompany transactions.

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

The Company’s top two customers accounted for 57% and 17% of the Company’s total revenue for the three months ended March 31, 2019, compared with 59% and 9% of the Company’s total revenue for the three months ended March 31, 2018. The Company’s top four customers accounted for approximately 53%, 18%, 17% and 12% of the Company’s accounts receivable as of March 31, 2019. The Company’s top four customers accounted for approximately 44%, 27% and two customers accounting for 11% as of December 31, 2018.

The Company currently relies on a single supplier to supply a subcomponent used in the HTG EdgeSeq processors. A loss of this supplier could significantly delay the delivery of processors, which in turn would materially affect the Company’s ability to generate revenue.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include revenue recognition, stock-based compensation expense, bonus accrual, lease liability, income tax valuation allowances and reserves, recovery of long‑lived assets, inventory obsolescence and inventory valuation. Actual results could materially differ from those estimates.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those previously disclosed in the Company’s Annual Report on Form 10-K, filed with the SEC on March 7, 2019, other than the adoption of the Financial Accounting Standards Board “FASB”) issued Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”) and its related amendments.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying condensed consolidated balance sheets that sum to the total of the same such amounts shown in the accompanying condensed consolidated statements of cash flows.

	March 31,
	2019	2018
Cash and cash equivalents	$6,975,080	$20,530,960
Restricted cash - non-current	3,270,247	—
Total cash, cash equivalents and restricted cash shown in the accompanying condensed consolidated statements of cash flows	$10,245,327	$20,530,960

Amounts included in restricted cash represent those required to be set aside in escrow under the terms of the MidCap Term Loan (see Note 8) to collateralize the payment that will be due upon maturity of the QNAH Convertible Note (see Note 15). The amounts will be released to the Company upon subsequent delivery of subordination documents for the QNAH Convertible Note to MidCap or conversion of the QNAH Convertible Note. If neither occurs, the amounts will be applied by the escrow agent to repay in full the QNAH Convertible Note at maturity (or in connection with a prepayment at the direction of the Company) subject to the terms of the MidCap Term Loan.

Fair Value of Financial Instruments

The carrying value of financial instruments classified as current assets and current liabilities approximate fair value due to their liquidity and short-term nature. Investments that are classified as available-for-sale are recorded at fair value, which was determined using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The carrying value of the MidCap Term Loan (see Note 8) is estimated to approximate its fair value as the interest rate approximates the market rate for debt with similar terms and risk characteristics.

In October 2017, the Company received $3.0 million in gross proceeds from, and issued a subordinated convertible promissory note (the “QNAH Convertible Note”) in that principal amount to, QIAGEN North American Holdings, Inc. (“QNAH”). As of March 31, 2019, the estimated aggregate fair value of the QNAH Convertible Note is approximately $3.1 million, based on a discounted cash flow approach and utilizing an option pricing model to value the conversion feature, with key assumptions including expected volatility, discount rates, term and risk-free rates.

The NuvoGen obligation is an obligation relating to an asset purchase transaction with a then-common stockholder of the Company. As of March 31, 2019, the estimated aggregate fair value of the NuvoGen obligation is approximately $5.3 million, determined using a Monte Carlo simulation with key assumptions including future revenue, volatility, discount and risk-free rates.

The estimated fair values of the QNAH Convertible Note and the NuvoGen obligation represent Level 3 measurements.

Leases

Effective January 1, 2019, the Company accounts for its leases under ASC 842. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For financing leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

Certain leasehold improvements constructed by the landlord of the Company’s Tucson, AZ facilities as an incentive for the Company to extend its leases are included in leasehold improvements in the consolidated balance sheets as of December 31, 2018. The total cost of the improvements constructed by the landlord of $710,000 was capitalized when construction was completed in February 2016 and is being amortized over the remaining term of the lease agreement. The incentive of $710,000 has been recognized as an offset to operating lease right-of-use asset in the accompanying condensed consolidated balance sheets as of March 31, 2019 as a result of the implementation of ASC 842 and was recognized as deferred rent within other current liabilities and other liabilities on the consolidated balance sheets as of December 31, 2018, in accordance with ASC Topic 840, Leases (“ASC 840”) prior to the Company’s adoption of ASC 842 on January 1, 2019 (see Note 14).

In calculating the right-of-use asset and lease liability, the Company elects to combine lease and non-lease components for all classes of assets currently under lease, including facilities and computer equipment. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term for these leases.

The comparative information in these condensed consolidated financial statements has not been restated and continues to be reported under ASC Topic 840, Leases.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, which was subsequently amended by ASU No. 2018-01, ASU No. 2018-10 and ASU No. 2018-11, collectively ASC 842. Under this standard, which applies to both lessors and lessees, lessees will be required to recognize all leases (except for short-term leases) as a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and as a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statements of operations. The Company adopted ASC 842 on January 1, 2019 using the additional (optional) approach, with certain available practical expedients. The adoption of ASC 842 resulted in the recording of a right-of-use asset of $694,352 and a lease liability of $1,033,107, and there was no effect on opening retained earnings. The difference between the operating lease asset and the operating lease liability primarily represents our straight-line rent liability of $0.3 million recorded under previous accounting guidance. Under ASC 842, this liability is considered a reduction of the operating lease asset. The Company continues to account for leases in the prior period consolidated financial statements under ASC 840. The Company has presented additional qualitative and quantitative disclosures regarding the Company’s lease obligations as required upon implementation of ASC 842 and has identified and implemented changes to its business processes and internal controls relating to implementation of the new standard. In adopting the new standard, the Company elected to apply the practical expedients regarding the identification of leases, lease classification, indirect costs, and the combination of lease and non-lease components.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting. The standard expanded the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services, simplifying the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions and was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. The Company’s adoption of this standard on January 1, 2019 did not have a material impact on its consolidated financial statements given the limited number of nonemployee stock-based awards outstanding.

In July 2017, the FASB issued ASU 2017-11, Accounting for Certain Financial Instruments with Down Round Features. This new standard makes limited changes to previous guidance on classifying certain financial instruments as either liabilities or equity. The new standard was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. Adoption of this standard as of January 1, 2019 did not have an effect on the Company’s consolidated financial statements as the Company’s existing financial instruments did not have down round features.

New Accounting Pronouncements

The following are new FASB ASUs that have not been adopted by the Company as of March 31, 2019, grouped by their respective effective dates:

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

Note 3. Inventory

Inventory, net of allowance, consisted of the following as of the dates indicated:

	March 31,	December 31,
	2019	2018
Raw materials	$687,340	$853,228
Work in process	209,200	168,937
Finished goods	282,501	284,444
Inventory, net	$1,179,041	$1,306,609

The reserve for shrinkage and excess raw material inventory was $39,403 as of both March 31, 2019 and December 31, 2018. For the three months ended March 31, 2019, the Company recorded a net change in the inventory reserve of $0 compared to a net increase of $1,801 for the three months ended March 31, 2018, to adjust for estimated shrinkage and obsolescence. For the three months ended March 31, 2019, the Company recorded adjustments to the provision for excess inventory of $24,296 compared to $11,280 for the three months ended March 31, 2018. Adjustments in these periods to the allowance for estimated shrinkage, obsolescence and excess inventory have been included in cost of product and product-related services revenue in the accompanying condensed consolidated statements of operations.

HTG EdgeSeq instruments at customer locations under evaluation agreements are included in finished goods inventory. Finished goods inventory under evaluation as of March 31, 2019 was $57,788 compared to $143,271 as of December 31, 2018.

Note 4. Fair Value Instruments

Financial assets and liabilities measured at fair value are classified in their entirety in the fair value hierarchy based on the lowest level input significant to the fair value measurement. The following table classifies the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018, respectively, in the fair value hierarchy:

	Balance at March 31, 2019
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$6,726,037	$—	$—	$6,726,037
Investments available-for-sale at fair value
U.S. government obligations	2,572,596	—	—	2,572,596
Corporate debt securities	—	15,484,077	—	15,484,077
Total	$9,298,633	$15,484,077	$—	$24,782,710

	Balance at December 31, 2018
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$6,923,255	$998,400	$—	$7,921,655
Investments available-for-sale at fair value
U.S. government obligations	6,031,515	—	—	6,031,515
Corporate debt securities	—	16,649,534	—	16,649,534
Total	$12,954,770	$17,647,934	$—	$30,602,704

There are no other financial instruments subject to fair value measurement on a recurring basis. Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2019 or for the year ended December 31, 2018.

Level 1 instruments include investments in money market funds, U.S. Treasuries and U.S. government agency obligations. These instruments are valued using quoted market prices for identical unrestricted instruments in active markets. The Company defines active markets for debt instruments based on both the average daily trading volume and the number of days with trading activity. Level 2 instruments include money market and corporate debt securities. Valuations of Level 2 instruments can be verified to quoted prices, recent trading activity for identical or similar instruments, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. Consideration is given to the nature of the quotations (e.g., indicative or firm) and the relationship of recent market activity to the prices provided from alternative pricing sources.

Fair values of these assets and liabilities are based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not adjust any of the valuations received from these third parties with respect to any of its Level 1 or 2 securities for the three-month period ended March 31, 2019 or the year-ended December 31, 2018 and did not have any Level 3 financial assets or liabilities during either of these periods.

Note 5. Available-for-Sale Securities

The Company’s portfolio of available-for-sale securities consists of U.S. Treasuries and high credit quality corporate debt securities. The following is a summary of the Company’s available-for-sale securities at March 31, 2019 and December 31, 2018:

	March 31, 2019
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
U.S. Treasury securities	$2,571,615	$981	$—	$2,572,596
Corporate debt securities	15,484,077	—	—	15,484,077
Total available-for-sale securities	$18,055,692	$981	$—	$18,056,673

	December 31, 2018
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
U.S. Treasury securities	$6,032,844	$—	$(1,329)	$6,031,515
Corporate debt securities	16,650,513	—	(979)	16,649,534
Total available-for-sale securities	$22,683,357	$—	$(2,308)	$22,681,049

There were no gross unrealized losses relating to the Company’s available-for-sale securities investments as of March 31, 2019. The net adjustment to unrealized holding gains (losses) on available-for-sale securities, net of tax in other comprehensive income totaled $3,353 and ($11,151) for the three months ended March 31, 2019 and 2018, respectively.

Contractual maturities of debt investment securities at March 31, 2019 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Under
	1 Year	1 to 2 Years	Total
U.S. Treasury securities	$2,572,596	$—	$2,572,596
Corporate debt securities	15,484,077	—	15,484,077
Total available-for-sale securities	$18,056,673	$—	$18,056,673

For debt securities, the Company determines whether it intends to sell or if it is more likely than not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. The Company conducts a regular assessment of its debt securities with unrealized losses to determine whether securities have other-than-temporary impairment considering, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, market conditions and whether the Company intends to sell or it is more likely than not that the Company will be required to sell the debt securities. The Company did not have any other-than-temporary impairment in its available-for-sale securities at March 31, 2019.

Note 6. Property and Equipment

Property and equipment, net, consists of the following as of the dates indicated:

	March 31,	December 31,
	2019	2018
Furniture & fixtures	$852,132	$791,973
Leasehold improvements	1,936,495	1,930,300
Equipment used in manufacturing	2,298,377	2,297,797
Equipment used in research & development	1,456,954	1,456,954
Equipment used in the field	153,720	125,253
Software	373,683	373,683
Construction in progress	—	19,246
	7,071,361	6,995,206
Less: accumulated depreciation and amortization	(4,930,254)	(4,621,416)
	$2,141,107	$2,373,790

Depreciation and leasehold improvement amortization expense was $308,984 and $356,204 for the three months ended March 31, 2019 and 2018, respectively.

Note 7. Accrued Liabilities

Accrued liabilities consist of the following as of the dates indicated:

	March 31,	December 31,
	2019	2018
Accrued employee bonuses	$289,107	$2,150,418
Payroll and employee benefit accruals	547,106	698,969
Accrued professional fees	97,644	60,400
Accrued interest	179,528	156,492
Other accrued liabilities	216,301	292,186
	$1,329,686	$3,358,465

Note 8. Debt Obligations

Growth Term Loan

Total amortization expense for warrant, final fee and original issuance discounts in connection with the growth capital term loans under the Loan and Security Agreement dated August 22, 2014 between the Company and Oxford Finance, LLC and Silicon Valley Bank (the “Growth Term Loan”) was $0 and $59,969 for the three months ended March 31, 2019 and 2018, respectively. Deferred financing cost amortization expense relating to the Growth Term Loan was $0 and $2,982 for the three months ended March 31, 2019 and 2018, respectively. The amortization expense is included in interest expense in the accompanying condensed consolidated statements of operations. The Company recorded no discounts associated with the Growth Term Loan in the accompanying condensed consolidated balance sheets as of both March 31, 2019 and December 31, 2018, respectively.

Extinguishment of Growth Term Loan upon MidCap Credit Facility Closing

In March 2018, the Company repaid all principal and interest amounts outstanding under the Growth Term Loan in an aggregate amount equal to approximately $4.3 million, including collateral agent legal fees and prepayment fees. The repayment was funded with net proceeds from the MidCap Credit Facility (see description of the MidCap Credit Facility below). As a result of the repayment, the Company recorded a loss on extinguishment of the Growth Term Loan of $105,064 for the three months ended March 31, 2018, including remaining unamortized discounts of $67,272 and prepayment and other Growth Term Loan lender fees in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2018. All obligations under the Growth Term Loan were terminated upon extinguishment of the Growth Term Loan.

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

There have been no significant modifications to terms and conditions of the MidCap Credit Facility since the disclosures made in the Company’s Annual Report on Form 10-K, filed with the SEC on March 7, 2019. The remaining principal repayments due under the MidCap Term Loan as of March 31, 2019 are as follows for each fiscal year:

2019	$—
2020	1,750,000
2021	2,333,333
2022	2,333,333
2023	583,334
Total MidCap Term Loan payments	7,000,000
Less discount and deferred financing costs	(575,185)
Plus final fee premium	315,000
Total MidCap Term Loan, net	$6,739,815

The Company recognized approximately $575,185 and $610,359 of debt discount associated with the MidCap Term Loan, resulting from fees and debt issuance costs, in MidCap Term Loan payable – net of discount and debt issuance costs in the accompanying condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively. Costs incurred in connection with the issuance of the Midcap Revolving Loan of $63,099 and $67,068 are presented as MidCap Revolving Loan costs in the accompanying condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018.

Amortization of the debt discount associated with the MidCap Term Loan was approximately $35,174 and $2,701 for the three months ended March 31, 2019 and 2018, respectively. Amortization of deferred MidCap Revolving Loan costs was $3,969 and $223 for the three months ended March 31, 2019 and 2018, respectively. Amortization of both the debt discount and the revolving loan costs is included in interest expense in the accompanying condensed consolidated statements of operations.

Other Debt Obligations to Related Parties

Refer to Note 15 below for discussion of debt obligation to related parties.

Note 9. Revenue from Contracts with Customers

Product and Product-related Services Revenue

The Company had product and product-related services revenue consisting of revenue from the sale of RUO and MDx instruments and consumables and the use of the HTG EdgeSeq proprietary technology to process samples and design custom RUO assays for the three months ended March 31, 2019 and 2018 as follows:

	Three Months Ended March 31,
	2019	2018
Product revenue:
RUO instruments	$47,866	$11,358
MDx instruments	92,550	—
RUO consumables	304,231	205,813
MDx consumables	96,587	46,199
Total product revenue	541,234	263,370
Product-related services revenue:
Custom RUO assay development	367,859	127,027
RUO sample processing	1,753,412	1,343,149
Total product-related services revenue	2,121,271	1,470,176
Total product and product-related services revenue	$2,662,505	$1,733,546

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

Shipping and handling fees charged to the Company’s customers for instruments and consumables shipped are included in the accompanying condensed consolidated statements of operations as part of product and product-related services revenue. Shipping and handling costs for sold products shipped to the Company’s customers are included in the accompanying condensed consolidated statements of operations as part of cost of product and product-related services revenue.

For sales of consumables in the United States, standard delivery terms are FOB shipping point, unless otherwise specified in the customer contract, reflecting transfer of control to the customer upon shipment. The Company has elected the practical expedient to account for shipping and handling as activities to fulfill the promise to transfer the consumables.

Product revenue includes four categories of instrument and consumable revenue, all accounted for under the policies outlined above. RUO instrument and consumable revenue includes the sale of our RUO profiling products, including instruments, instrument support contracts and RUO assay kits to biopharmaceutical companies, academic research centers and molecular testing laboratories to be used for research use only. MDx instrument and consumable revenue is revenue generated from the sale of CE/IVD labeled diagnostic products and the sale of our RUO instrument and consumable products to customers using these products for diagnostic purposes.

The Company recognized revenue of $68,820 and $0 of product revenue from performance obligations that were satisfied in previous periods for the three months ended March 31, 2019 and 2018, respectively.

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

The Company recognized revenue of approximately $41,137 and $0 of custom RUO assay design revenue from performance obligations that were satisfied in previous periods for the three months ended March 31, 2019 and 2018, respectively.

Collaborative Development Services Revenue

	Three Months Ended March 31,
	2019	2018
Collaborative development services	$540,320	$2,425,106

See Note 15 for discussion of collaborative development services contracts with related parties. There was no collaborative development services revenue generated from the Company’s companion diagnostic development services agreements with non-related party customers for the three months ended March 31, 2019 or 2018.

Contract Liabilities

The Company receives up-front payments from customers for custom RUO assay design services, and occasionally for sample processing services. Payments for instrument extended warranty contracts are made in advance as are payments for certain agreed-upon capital purchases required for collaborative development service projects. The Company recognizes such up-front payments as a contract liability. The contract liability is subsequently reduced at the point in time that the data file is delivered for sample processing services or as the Company satisfies its performance obligations over time for RUO assay design, collaborative development and extended warranty services. Contract liabilities of $355,702 and $410,947 were included in contract liabilities – current and other non-current liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively. The Company expects approximately $246,009 of deferred revenue to be realized within the next twelve months and the remaining $109,693 to be realized prior to March 31, 2021.

Changes in the Company’s contract liability were as follows as of the dates indicated:

	Product Revenue	Custom RUO Assay Design	Sample Processing	Total Contract Liability
Balance at January 1, 2019	$116,547	$50,000	$244,400	$410,947
Deferral of revenue	50,667	11,685	48,327	110,679
Recognition of deferred revenue	(36,544)	(11,685)	(117,695)	(165,924)
Balance at March 31, 2019	$130,670	$50,000	$175,032	$355,702

	Product Revenue	Custom RUO Assay Design	Sample Processing	Collaborative Development Services	Total Contract Liability
Balance at January 1, 2018	$39,426	$197,606	$490,536	$110,317	$837,885
Deferral of revenue	55,476	135,250	53,770	—	244,496
Recognition of deferred revenue	(65,345)	(127,027)	(261,561)	(23,639)	(477,572)
Balance at March 31, 2018	$29,557	$205,829	$282,745	$86,678	$604,809

Note 10. Other Agreements

NuvoGen Obligation

Pursuant to the Company’s asset purchase agreement with NuvoGen Research, LLC (“NuvoGen”), as amended, the Company is obligated to pay NuvoGen the greater of $400,000 or 6% of annual revenue until the obligation is paid in full. In addition to fixed quarterly payments of $100,000, revenue-based payments of $92,169 and $363,686 were payable as of March 31, 2019 and December 31, 2018, respectively. There have been no significant modifications to the terms and conditions of the Company’s NuvoGen obligation since the disclosures made in the Company’s Annual Report on Form 10-K, filed with the SEC on March 7, 2019.

Minimum payments to be made in 2019 include $92,169 of revenue-based payments payable as of March 31, 2019, and an estimate of additional revenue-based payments to be made throughout the remainder of 2019 relating to revenue generated in the second, third and fourth quarters of 2019 using actual revenue generated in the same quarters in 2018. Minimum payments for the remaining years include only the minimum payments for each year. Actual payments could be significantly more than provided in the table, to the extent that 6% of the Company’s annual revenue in 2020 and beyond exceeds $400,000:

2019	$1,232,884
2020	400,000
2021	400,000
2022	400,000
2023	400,000
2024 and beyond	3,590,051
Total NuvoGen obligation payments	6,422,935
Plus interest accretion	102,718
Total NuvoGen obligation, net	$6,525,653

The Company has recorded the obligation at the estimated present value of the future payments using a discount rate of 2.5%, the Company’s estimate of its effective borrowing rate for similar obligations. The unamortized debt discount was $(102,718) and $(106,132) at March 31, 2019 and December 31, 2018, respectively. Discount accreted during the three months ended March 31, 2019 and 2018 was $(3,414) and $(2,952), respectively.

Illumina, Inc. Agreement

In June 2017, the Company entered into an Amended and Restated Development and Component Supply Agreement with Illumina, Inc. (“Illumina”), effective May 31, 2017 (“Restated Agreement”), which amended and restated the parties’ IVD Test Development and Component Supply Agreement entered into in October 2014 (“Original Agreement”). The Restated Agreement provides for the development and worldwide commercialization by the Company of nuclease-protection-based RNA or DNA profiling tests (“IVD test kits”) for use with Illumina’s MiSeqDx sequencer in the field of diagnostic oncology testing in humans (“Field”). See Note 18 for discussion of the April 2019 amendment to the Restated Agreement.

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

The following table provides the numerator and denominator used in computing basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss	$(5,370,846)	$(5,379,947)
Denominator:
Weighted-average shares outstanding-basic and diluted	28,600,679	24,704,128
Net loss per share, basic and diluted	$(0.19)	$(0.22)

The following outstanding securities were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Options to purchase common stock	1,977,787	1,486,559
Common stock warrants	236,915	237,846
Restricted stock units	229,581	16,666
QNAH convertible note	783,339	755,178

Note 12. Warrants

In connection with certain of its redeemable convertible preferred stock issuances, convertible debt financings and other financing arrangements, the Company has issued warrants for shares of its common stock and various issues of its redeemable convertible preferred stock which have since been converted to common stock warrants. There have been no significant modifications or financial events relating to the warrants that were issued prior to December 31, 2018 since the disclosures made by the Company in its Annual Report on Form 10-K, filed with the SEC on March 7, 2019, other than the expiration of a warrant for 931 shares of common stock, in accordance with its terms, in March 2019.

The following table shows the common stock warrants outstanding as of March 31, 2019:

Shares of Common Stock Underlying Warrants	Exercise Price/Share	Expiration Date
28,713	$23.51	2024
144,772	14.00	2022
45,307	2.76	2026
18,123	7.73	2028

Note 13. Stockholders’ Deficit

Public Offerings

ATM Offering

In April 2017, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), as sales agent, pursuant to which the Company had the right to offer and sell, from time to time, through Cantor, shares of the Company’s common stock, par value $0.001 per share, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Cantor ATM Offering”). In April 2017, the Company also filed a prospectus supplement (File No. 333-216977) with the SEC relating to the offer and sale of up to $20.0 million of common stock in the Cantor ATM Offering. In June 2017, the Company filed a first amendment to the prospectus supplement with the SEC to increase the amount of common stock that could be offered and sold in the Cantor ATM Offering under the Sales Agreement to $40.0 million in the aggregate, inclusive of the common stock previously sold in the Cantor ATM Offering prior to the date of the first amendment. In January 2018, the Company filed a second amendment to the prospectus supplement with the SEC to decrease the amount of common stock that could be offered and sold in the Cantor ATM Offering under the Sales Agreement to $23.0 million in the aggregate, inclusive of the common stock sold in the Cantor ATM Offering prior to the date of the second amendment. In February 2018, the Company and Cantor mutually agreed to terminate the Sales Agreement.

Prior to termination of the Sales Agreement, the Company sold 5,733,314 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of approximately $21.1 million, including 261,352 shares of common stock sold for gross proceeds of $0.6 million during the first quarter ended March 31, 2018. After $0.6 million of sales commissions and $0.2 million of other offering expenses paid by the Company in connection with the ATM Offering, the Company’s aggregate net proceeds from the ATM Offering were approximately $20.2 million. Sales commissions and offering expenses have been recorded as a reduction of proceeds received in arriving at the amount recorded in additional paid-in capital in the accompanying balance sheets as of December 31, 2018. There were no proceeds from the ATM Offering for the quarter ended March 31, 2019.

Underwritten Public Offering

In January 2018, the Company completed an underwritten public offering of 13,915,000 shares of its common stock at a price of $2.90 per share, including 1,815,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The Company sold its common stock through an underwriting agreement with Leerink Partners LLC and Cantor as representatives of the underwriters for the offering. The aggregate net proceeds to the Company from the offering were approximately $37.7 million, after deducting the underwriting discounts and commissions and offering expenses, for the year ended December 31, 2018. There were no proceeds from this offering for the quarter ended March 31, 2019.

Cowen ATM Offering

In March 2019, the Company entered into a Controlled Equity Offering Sales Agreement with Cowen and Company (“Cowen”), as sales agent, pursuant to which the Company has the right to offer and sell, from time to time, through Cowen, shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $40.0 million, by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Cowen ATM Offering”). The shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-229045.

As of March 31, 2019, there have been no shares sold under the Cowen ATM Offering and costs in connection with the S-3 offering of approximately $0.2 million have been capitalized as deferred offering costs in the accompanying condensed consolidated balance sheets as of March 31, 2019.

Stock-based Compensation

A summary of the Company’s stock option activity for the three months ended March 31, 2019 is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2018	2,047,237	$3.07	7.6	$366,007
Granted	—	—
Exercised	(21,871)	2.36		$8,306
Forfeited	(36,797)	3.15
Expired/Cancelled	(10,782)	4.81
Balance at March 31, 2019	1,977,787	$3.07	7.5	$320,766
Exercisable at March 31, 2019	1,288,938	$2.93	6.6	$307,101

As of March 31, 2019, there was total unrecognized compensation expense of $1,427,673 related to unvested stock options, which the Company expects to recognize over a weighted-average period of approximately 2.89 years.

A summary of restricted stock unit (“RSU”) activity for the three months ended March 31, 2019 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2018	227,707	$3.39
Granted	15,000	2.31
Released	(13,126)	3.40
Balance at March 31, 2019	229,581	$3.32
Vested and unissued at March 31, 2019	15,001	$3.26

Vested and unissued awards at March 31, 2019 represents RSU awards granted on August 16, 2018 for which the vesting date was March 31, 2019, but for which issuance of the awards occurred on the next business day, April 1, 2019. Unrecognized compensation expense related to the remaining unvested RSUs was $668,219 at March 31, 2019, which the Company expects to recognize over a weighted-average remaining service period of 3.05 years.

Stock-based compensation expense recorded in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,
	2019	2018
Selling, general and administrative	$181,981	$1,101,992
Research and development	48,450	30,909
Cost of product and product-related services revenue	10,815	10,557
	$241,246	$1,143,458

Stock-based compensation expense for the three months ended March 31, 2018 included $1.0 million of selling, general and administrative compensation expense relating to the issuance of 259,551 shares under RSUs granted to the Company’s executive officers in January 2018 at a grant date fair value of $3.84 per share. The RSUs vested in full on January 29, 2018.

Note 14. Leases

Operating Leases

The Company leases office space and equipment under agreements classified as operating leases that expire on various dates through 2021. The Company’s two most significant active leases as of March 31, 2019 are for office and manufacturing space in Tucson, Arizona, which expire in 2021. These leases do not include any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right-of-use assets as the Company is not reasonably certain to exercise the options. Annual rent increases are included in the calculation of the operating lease right-of-use assets. Variable expenses generally represent the Company’s share of the landlord’s operating expenses and are recorded when incurred. Incremental borrowing rates used to discount future lease payments in calculating lease liabilities were estimated by reference to the rate on the Company’s MidCap Term Loan. The Company does not have any operating lease arrangements where it acts as a lessor.

The components of lease cost for operating leases were as follows:

March 31,
2019
Operating leases
Operating lease cost	$96,181
Variable lease cost	21,451
Operating lease expense	117,632
Short-term lease rent expense	1,497
Total rent expense	$119,129

The table below summarizes other information related to the Company’s operating leases:

March 31,
2019
Operating cash flows from operating leases	$136,272
Right-of-use assets exchanged for operating lease liabilities	$1,033,107
Weighted-average remaining lease term – operating leases	1.9
Weighted-average discount rate – operating leases	9.6%

As of March 31, 2019, remaining maturities of our operating leases, excluding short-term leases, are as follows:

2019	$409,868
2020	544,349
2021	54,541
Total	1,008,758
Less present value discount	(88,616)
Operating lease liabilities, net	$920,142

The Company entered into two additional operating leases for office space that commence on April 1, 2019 and August 15, 2019. Lease liabilities and the associated right-of-use assets for these leases are approximately $900,000 for one and $123,000 for the other and are not included in the Company’s lease liabilities or right-of-use assets at March 31, 2019.

Prior to the Company’s adoption of ASC 842, rent expense was $148,097 for the three months ended March 31, 2018, recorded on a straight-line basis. Lease commitments as presented under ASC 840 as of December 31, 2018 were as follows:

2019	$525,745
2020	528,225
2021	53,907
2022	10,768
2023	10,768
2024 and beyond	43,073
1,172,486

Financing Leases

The Company has a number of computer equipment leases that are classified as financing leases. Incremental borrowing rates used to discount future lease payments in calculating lease liabilities were estimated by reference to information received from the Company’s bankers regarding estimated current borrowing rates for non-collateralized loans. The Company does not have any material financing leases where it acts as a lessor. The components of lease cost for financing leases were as follows:

March 31,
2019
Financing leases
Amortization of right-of-use assets	$14,696
Interest on lease liability	2,146
Total financing lease cost	$16,842

The table below summarizes other information related to the Company’s financing leases:

March 31,
2019
Weighted-average remaining lease term – financing leases	2.3
Weighted-average discount rate – financing leases	9.77%

As of March 31, 2019, remaining maturities of our financing leases are as follows:

2019	$36,206
2020	33,992
2021	12,275
2022	4,636
2023	2,316
Total	89,425
Less present value discount	(10,761)
Financing lease liabilities, net	$78,664

At March 31, 2019, the Company had financing lease liabilities net of discount of $78,664, of which $39,604 was included in other current liabilities and $39,060 was included in other non-current liabilities, and financing right-of-use assets of $77,627, which were included in property and equipment, net, in the accompanying condensed consolidated balance sheet.

Note 15. Related Party Transactions

Master Assay Development, Commercialization and Manufacturing Agreement

In November 2016, the Company entered into the Governing Agreement, which creates the framework for QML and the Company to combine their technological and commercial strengths to offer biopharmaceutical companies a complete NGS-based solution for the development, manufacture and commercialization of companion diagnostic assays. Under the Governing Agreement, the parties jointly seek companion diagnostic programs with biopharmaceutical companies, QML enters into sponsor project agreements with interested biopharmaceutical companies for specified projects, and QML and the Company enter into statements of work (each, an “SOW”), which set forth the rights and obligations of QML and the Company with respect to each project. There have been no significant modifications or financial events relating to the Governing Agreement since the disclosures made by the Company in its

Annual Report on Form 10‑K, filed with the SEC on March 7, 2019, other than with regard to the fourth amendment of the second statement of work under the Governing Agreement (“SOW Two”) discussed below.

The Company has determined that SOW One, SOW Two and SOW Three (each defined below) are collaborative arrangements and that QML meets the definition of a customer under ASC 606. Additionally, each SOW is a separate contract with a single performance obligation to provide development services. Under each SOW, QML pays the Company a monthly fee for development work performed by the Company and its subcontractors (collectively, the “Monthly Fee”). The Monthly Fee is based on the employee and materials costs incurred during the month, which is subject to significant variability from period to period and unknown until the costs are incurred. Therefore, the Monthly Fee, which is based on use of hours and costs as a measure of progress, is included in the transaction price and recognized as revenue over time when the costs are incurred, and the Monthly Fee is billed to QML. It is at this time that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company and QML also will share any net profits resulting from performance of the development work as determined pursuant to the Governing Agreement. Such profit sharing payment(s) is deemed to be variable consideration using the expected value method and is included in the transaction price upon completion of the respective SOW deliverables, acceptance of corresponding deliverables, and the mutual agreement by QML and the Company on the calculation of net profit, which is when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

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

Revenue of $1,318,718 was included in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2018. Accounts receivable relating to SOW One of $1,298,079 remained in the accompanying condensed consolidated balance sheets as of March 31, 2018. Costs relating to development activities conducted by the Company pursuant to SOW One of $1,046,121 have been included in research and development expense in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2018. There was no revenue or related costs or accounts receivable relating to SOW One in the accompanying condensed consolidated statements of operations or balance sheets for the period ended March 31, 2019.

Statement of Work No. Two

In October 2017, the Company and QML entered into the second statement of work under the Governing Agreement (“SOW Two”), which was made effective as of June 2, 2017 (“Onset Date”). The Company and QML amended SOW Two twice in August 2018 and two additional times, in September 2018 and in January 2019. SOW Two addresses development activities conducted by the Company and QML since the Onset Date and those expected to be further conducted by the parties in connection with what is expected to be a multi-stage project leading to the potential development and commercialization of an NGS-based companion diagnostic assay in support or one or more therapeutic development and commercialization programs for a third-party biopharmaceutical company.

The initial-phase investigational-use-only (“IUO”) development activities under SOW Two have been completed and the first three amendments relate to next phases, which include the use of the IUO assay developed in the initial-phase in a retrospective clinical trial and in additional disease indications. The fourth amendment of SOW Two, effective as of February 5, 2019, contemplates the use of the IUO assay in multiple biopharmaceutical company clinical trials and additional development activities which potentially be included in a future companion diagnostic regulatory submission.

Revenue of $257,699, relating to SOW Two Monthly Fees, has been included in collaborative development services revenue in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2019, compared to revenue of $610,991, relating to SOW Two Monthly Fees, for the three months ended March 31, 2018. Accounts receivable relating to SOW Two of $257,699 and $1,007,950 remained in the accompanying condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively. Costs relating to development activities conducted by the Company pursuant to SOW Two of $209,029 and $343,266 have been included in research and development expense in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, respectively.

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

Revenue of $282,621, relating to SOW Three Monthly Fees, has been included in collaborative development services revenue in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2019, compared to revenue of $348,906, relating to SOW Three Monthly Fees and $146,491 relating to SOW Three profit sharing payments for the three months ended March 31, 2018. Accounts receivable relating to SOW Three of $131,836 and $363,869 remained in the accompanying condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively. Costs relating to development activities conducted by the Company pursuant to SOW Three of $218,575 and $226,855 have been included in research and development expense in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, respectively.

QNAH Convertible Note Agreement

In October 2017, the Company issued a subordinated convertible promissory note to QNAH in the principal amount of $3.0 million against receipt of cash proceeds equal to such principal amount. There have been no significant modifications or financial events relating to QNAH Convertible Note since disclosures made by the Company in its Annual Report on Form 10-K, filed with the SEC on March 7, 2019).

Note 16. Commitments and Contingencies

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

Product Warranty

The following is a summary of the Company’s general product warranty reserve for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Beginning balance	$63,461	$37,156
Cost of warranty claims	(30,347)	(2,247)
Increase in warranty reserve	32,817	752
Ending balance	$65,931	$35,661

Warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018. Expense relating to the recording of this reserve is recorded in cost of product and product-related services revenue within the accompanying condensed consolidated statements of operations.

Note 17. Subsequent Events

On April 23, 2019, the Company and Illumina entered into the First Amendment to the Restated Agreement (see Note 10), effective as of April 3, 2019. The First Amendment expands the scope of the Field defined in the Restated Agreement to include diagnostic testing in humans for (i) autoimmune disorders and diseases, (ii) cardiovascular disorders and diseases, and (iii) fibrosis disorders and diseases ((i)-(iii) together, the “Other Fields”). The Company and Illumina will continue the development plans that have been previously entered into under the Restated Agreement, and the Company may, at its discretion, submit additional development plans for IVD test kits in the Field to Illumina for its approval, not to be unreasonably withheld. In addition, Illumina will consider requests for additional development plans for IVD test kits in the Other Fields in good faith, but Illumina may accept or reject such requests in its sole and absolute discretion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2018, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 7, 2019. This discussion and analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward looking statements include, but are not limited to, statements about:

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

In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “continue,” “seek,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions. These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this filing and are subject to risks and uncertainties. We discuss many of these risks in greater detail in Part II, Item 1A - “Risk Factors” and elsewhere in this filing. You should carefully read the “Risk Factors” section of this filing to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. These statements, like all statements in this report, speak only as of their date, and except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information.

Overview

We are a commercial stage life sciences company focused on advancing the promise of precision medicine. Our product and service solutions are based on our proprietary next generation HTG EdgeSeq technology that enables the detection and measurement of biomarkers using a small amount of biological sample, in liquid or solid forms. Our menu of HTG EdgeSeq assays is automated on our HTG EdgeSeq platform, which applies genetic sequencing tools that generate expression data in a timely manner utilizing a simplified workflow for customers. We seek to leverage key business drivers in molecular profiling for biomarker analysis and diagnostics, including the acceleration of precision medicine, the migration of molecular testing to NGS-based applications, the movement to smaller and less invasive biopsies, the need for greater diagnostic sensitivity, the need to conform to challenging healthcare economics and the need for automation and an easily deployable workflow. For example, these capabilities enable customers to extend the use of limited biological samples for retrospective analysis, gaining further understanding of the molecular drivers of disease with the goal of developing biomarker-driven targeted therapies. We also believe our technology can be used in clinical applications that will simplify, consolidate and reduce the cost of NGS-based diagnostic workflows and in commercialized companion diagnostic (“CDx”) tests.

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

In 2014, we launched our HTG EdgeSeq technology, which generates a molecular profiling library for detection of RNA using NGS. Our HTG EdgeSeq assays are automated on our HTG EdgeSeq platform. Our innovative platform and menu of molecular profiling panels are being utilized in two complimentary ways in advancing precision health. Biopharmaceutical companies and other translational research centers utilize our technology to discover and validate biomarkers which can identify patient populations most likely to respond to certain therapies. In addition to purchasing our technology for use in customer facilities, customers can also obtain the advantages of our proprietary technology through our service offerings. Pre-clinical services, including custom assay development and sample processing services provided by our VERI/O laboratory, allow customers the ability to more efficiently identify and validate biomarker signatures across their drug portfolios. Our ISO 13485-2016 quality system and diagnostic development teams also partner with biopharmaceutical company customers to develop, manufacture and commercialize companion diagnostics. Although our initial focus is oncology, we offer customers a full solution from biomarker discovery to deployment of CDx tests across all disease states. Utilizing NGS as our method of detection provides our customers with the benefits of our highly multiplexed and extraction-free chemistry and the sensitivity and dynamic range of the sequencers, providing a powerful value proposition and complete workflow.

We have two primary sources of revenue: product and product related services revenue from the sale of research use only (“RUO”) profiling products, sample processing services and custom assay development services to biopharmaceutical companies, academic research centers and molecular testing laboratories; and revenue from collaborative development services for companion diagnostic development programs for biopharmaceutical companies. RUO profiling revenue includes customer purchases of our HTG EdgeSeq instrument and related RUO assay kits, development of custom RUO assay kits for customers and the use of our HTG EdgeSeq instrument and RUO assay kits to process samples on the customer’s behalf in our VERI/O laboratory. Collaborative development services revenue relates to services performed primarily for biopharmaceutical companies primarily pursuant to our Master Assay Development, Commercialization and Manufacturing Agreement (“Governing Agreement”) with QIAGEN Manchester Limited, a wholly owned subsidiary of QIAGEN N.V. (“QML”). Collaborative development programs utilize our HTG EdgeSeq proprietary technology to develop, seek regulatory approval for and commercialize companion diagnostic assays for biopharmaceutical drug candidates and corresponding therapeutics. These primary revenue sources are currently consumed by our customers primarily through a services-oriented model. However, we anticipate that this will be a catalyst toward an emerging product-based strategy as an increase in our menu of diagnostic panels is expected to result in increased demand for our instrument and consumables products in individual laboratories and customer locations.

Our continuously growing third category of revenue, MDx product revenue, represents the sale of our CE/IVD labeled diagnostic products and the use of our RUO instrument and consumables for diagnostic purposes by our customers in Europe. To facilitate our ability to generate MDx revenue in Europe and to improve our responsiveness to customer needs on a local level, we formed HTG France in November 2018. HTG France has built an applications laboratory in Sausheim, France, which provides application support and customer service for our European accounts and is expected to provide similar sample processing services to those provided by our VERI/O laboratory in the United States, on a much smaller scale, by the second half of 2019.

We have incurred significant losses since our inception, and we have never been profitable. We incurred net losses of $5.4 million for each of the three months ended March 31, 2019 and 2018, and had an accumulated deficit of $156.4 million as of March 31, 2019. As of March 31, 2019, we had available cash and cash equivalents totaling approximately $7.0 million, investments in short-term corporate and government debt securities totaling $18.1 million and had current liabilities of approximately $4.8 million and long-term liabilities of approximately $15.6 million, primarily attributable to our MidCap Term Loan, QIAGEN North American Holdings, Inc. (“QNAH”) Convertible Note and NuvoGen obligations. We believe that our existing resources will be sufficient to fund our planned operations for at least the next 12 months from the issuance of our condensed consolidated financial statements included elsewhere in this report. However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.

Results of Operations

Comparison of the three months ended March 31, 2019 and 2018

	Three Months Ended March 31,		Change
	2019	2018	$	%
Revenue:
Product and product-related services	$2,662,505	$1,733,546	$928,959	54%
Collaborative development services	540,320	2,425,106	(1,884,786)	(78%)
Total revenue	3,202,825	4,158,652	(955,827)	(23%)
Operating expenses:
Cost of product and product-related services revenue	2,045,527	1,137,063	908,464	80%
Selling, general and administrative	4,400,866	5,657,832	(1,256,966)	(22%)
Research and development	2,074,748	2,589,286	(514,538)	(20%)
Total operating expenses	8,521,141	9,384,181	(863,040)	(9%)
Operating loss	(5,318,316)	(5,225,529)	(92,787)	2%
Loss on settlement of Growth Term Loan	—	(105,064)	105,064	0%
Interest income (expense)	(52,530)	(49,354)	(3,176)	6%
Net loss before income taxes	$(5,370,846)	$(5,379,947)	$9,101	(0%)

Revenue

We generate revenue from two primary revenue sources: revenue from RUO profiling for biopharmaceutical companies, academic research centers and molecular testing laboratories; and revenue from collaborative development services for biopharmaceutical companies under our companion diagnostic development programs. A growing third category of revenue, MDx product revenue, is revenue generated through the sale of CE/IVD labeled diagnostic products and the sale of our RUO instrument and consumable products to customers using these products for diagnostic purposes in Europe. This revenue is included in product and product-related services revenue in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018.

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

We generate revenue from collaborative development services primarily relating to our Governing Agreement with QML. Through statements of work entered into under our Governing Agreement, we and QML have combined our technological and commercial strengths to offer biopharmaceutical companies a complete NGS-based solution for the development, manufacture and commercialization of companion diagnostic assays in support of and in conjunction with, biopharmaceutical companies’ drug development programs.

Total revenue decreased by 23% to $3.2 million for the three months ended March 31, 2019 compared with total revenue of $4.2 million for the three months ended March 31, 2018. The decrease in total revenue was primarily driven by collaborative development services relating to our Governing Agreement. SOW 1 under the Governing Agreement was terminated in 2018 and SOW 2 and 3 were in periods of lowered activity during the three months ended March 31, 2019 as both SOW 2 and 3 were awaiting go-forward decisions by the biopharmaceutical company partners. Our decrease in collaborative development services revenue was partially offset by increased product and product-related services revenue which increased by 54% to $2.7 million for the three months ended March 31, 2019 compared with $1.7 million for the three months ended March 31, 2018, reflecting continued strengthening of our profiling business.

Product and product-related services revenue

          Product and product-related services revenue, which includes biomarker profiling revenue generated through the sale of our HTG EdgeSeq instruments and RUO and MDx consumables and from services performed for customers in our VERI/O laboratory using our proprietary RUO technology, increased by 54% to $2.7 million for the three months ended March 31, 2019 compared with $1.7 million for the three months ended March 31, 2018, and was comprised of the following:

	Three Months Ended March 31,
	2019	2018
Product revenue:
RUO instruments	$47,866	$11,358
MDx instruments	92,550	—
RUO consumables	304,231	205,813
MDx consumables	96,587	46,199
Total product revenue	541,234	263,370
Product-related services revenue:
Custom RUO assay development	367,859	127,027
RUO sample processing	1,753,412	1,343,149
Total product-related services revenue	2,121,271	1,470,176
Total product and product-related services revenue	$2,662,505	$1,733,546

Product revenue generated from the sale of our instruments and RUO and MDx assay kits increased 106% to $0.5 million for the three months ended March 31, 2019 compared with $0.3 million for the three months ended March 31, 2018, representing 17% and 7% of our total revenue for the three months ended March 31, 2019 and 2018, respectively. The increase in product revenue in the first quarter of 2019 compared with the same period in 2018 is due to increases in both instrument and consumable product revenue. Our increase in instrument revenue reflects an increase in the number of instrument placements and instrument service contracts. Both RUO consumables and MDx consumables product revenue increased over 2018 as a result of the expansion of our menu of RUO assays that is available for purchase by our growing customer base and continued adoption of our products in Europe as a result of collaborative partnerships and the continued exposure of our product capabilities in the European market.

Service revenue, consisting of RUO sample processing using our HTG EdgeSeq instruments and consumables and custom RUO assay development, increased by $0.7 million to $2.1 million for the three months ended March 31, 2019 compared with $1.5 million for the three months ended March 31, 2018, representing 66% and 35% of our total revenue for the three months ended March 31, 2019 and 2018, respectively. The increase in service revenue for the three months ended March 31, 2019 compared with 2018 primarily reflects RUO programs using previously developed clinical trial assays and custom assay development programs for several biopharmaceutical company customers. While these customers continue to prefer to gain access to our technology through purchase of our services, resulting in increased consumption of our RUO assay kits to process samples in our VERI/O laboratory, the increase in consumables product revenue discussed previously reflects a growing number of customers, primarily in Europe, purchasing our product for diagnostic use in their own facilities. While we expect this trend to continue in Europe as additional customers adopt our technology for diagnostic use in their facilities, we expect our overall revenue mix to continue to contain a higher portion of biopharmaceutical service revenue in the near term until we enter the commercial clinical diagnostic market in the United States.

Collaborative development services revenue

Collaborative development services revenue includes services performed on biopharmaceutical company companion diagnostic development programs using our HTG EdgeSeq proprietary technology to develop, validate in clinical trials, seek regulatory approvals for and commercialize CDx assays for biopharmaceutical company therapeutics. Collaborative development services revenue, consisting of precision diagnostic program services performed for biopharmaceutical companies pursuant to our Governing Agreement with QML, decreased $1.9 million to approximately $0.5 million for the three months ended March 31, 2019 compared with approximately $2.4 million for the three months ended March 31, 2018, representing 17% and 58% of our total revenue for the three months ended March 31, 2019 and 2018, respectively. Collaborative development services revenue included $0 and approximately $0.1 million in profit sharing payments for the three months ended March 31, 2019 and 2018, respectively.

The variability in collaborative development services revenue from one period to the next is reflective of the number of active programs in each of these periods, the amount and timing of work to be performed under each program, the timing and number of development deliverables and the timing and amount of any profit sharing payments earned under these agreements. For the three months ended March 31, 2019, there were two active collaborative development services programs, down from three programs in the same period in 2018. In addition, both active programs had lower development activity during the three months ended March 31, 2019 as each was awaiting a go-forward decision during the period.

Cost of product and product-related services revenue

Cost of product and product-related services revenue includes product-related and services-related costs. Product-related costs include the aggregate costs incurred in manufacturing, delivering, installing and servicing instruments and consumables. The components of our product-related costs of revenue include material, subcomponent and servicing costs, manufacturing costs incurred internally (which include direct labor costs), and equipment and infrastructure expenses associated with the manufacturing and distribution of our products. Additionally, internal service-based costs incurred in our VERI/O laboratory, include direct labor, consumables and lab supplies. Our cost of product and product-related services revenue includes fixed costs comprised primarily of manufacturing and service headcount, field service engineers, equipment and facilities. Due to the fixed nature of certain expenses, such as overhead, equipment and infrastructure, associated with our regulated industry and our expectations for further growth in customer demand, we expect our cost of product and product-related services revenue as a percentage of product and product-related services revenue to decrease over time as we increase product and product-related services revenue, further absorbing these fixed costs.

Cost of product and product-related services revenue increased by 80% to $2.0 million for the three months ended March 31, 2019 compared with $1.1 million for the three months ended March 31, 2018. This increase primarily reflects the increase in product and product‑related services revenue from 2018 to 2019. The increase in costs as a percentage of product and product-related services revenue is primarily the result of lower margin subcontracted laboratory services relating to an ongoing RUO biopharmaceutical company customer program performed during the period. These revenues are included in our RUO sample processing revenue for the quarter ended March 31, 2019.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of personnel costs for our sales and marketing, regulatory, legal, executive management and finance and accounting functions. The expenses also include third-party professional and consulting fees incurred by these functions, promotional expenses and facility and overhead costs for our administrative offices. Selling, general and administrative expenses decreased by $1.3 million to $4.4 million for the three months ended March 31, 2019 compared with $5.7 million for the three months ended March 31, 2018. The decrease in our selling, general and administrative expenses is primarily due to compensation expenses, including issuance of 259,551 shares of executive officer restricted stock units at a grant date fair value of $3.84 per share, resulting in approximately $1.0 million of additional non-cash, stock-based compensation expense for the three months ended March 31, 2018.

Research and development expenses

Research and development expenses represent costs incurred to perform collaborative development services, to develop new proprietary panels and corresponding assays and to develop new technology and improve upon our existing platform. These expenses include payroll and related expenses, consulting fees, laboratory supplies, facilities and equipment costs. Research and development costs are expensed as incurred. Research and development expenses decreased by $0.5 million to $2.1 million for the three months ended March 31, 2019 compared with $2.6 million for the three months ended March 31, 2018. This increase is primarily due to decreased collaborative development costs associated with biopharmaceutical customer companion diagnostic development programs initiated under our Governing Agreement with QML. These costs are included in research and development expense in our condensed consolidated statements of operations as the contracts are accounted for under the Financial Accounting Standards Board (“FASB”) guidance for collaborative arrangements. Costs relating to our collaborative development services revenue were approximately $0.4 million for the three months ended March 31, 2019 compared with $1.6 million for the three months ended March 31, 2018. We expect research and development costs to increase throughout 2019 as we continue development of additional proprietary test panels and begin development of our diagnostic breast panel.

Cash Flows for the three months ended March 31, 2019 and 2018The following table summarizes the primary sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$(5,592,936)	$(2,701,227)
Investing activities	4,597,111	(25,527,993)
Financing activities	(465,758)	38,791,580
Effect of exchange rate on cash	4,063	–
(Decrease) increase in cash, cash equivalents and restricted cash	$(1,457,520)	$10,562,360

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 was $5.6 million compared with $2.7 million for the three months ended March 31, 2018. Net cash used in operating activities for the three months ended March 31, 2019 reflected (i) a net loss of $5.4 million; (ii) net non-cash items of $0.6 million, consisting primarily of depreciation and amortization of $0.3 million and stock-based compensation of $0.2 million; and (iii) a net cash outflow from changes in balances of operating assets and liabilities of $0.9 million. This net cash outflow was primarily due to a decrease in accounts payable and accrued liabilities as a result of the payment of annual performance-based bonuses in the first quarter 2019, as well as liabilities incurred in the fourth quarter 2018 relating to our collaborative development services programs and to the formation of HTG France and buildout of an applications laboratory in France. This cash outflow was partially offset by a decrease in accounts receivable relating to collection of amounts generated in the fourth quarter 2018.

Net cash used in operating activities for the three months ended March 31, 2018 reflected (i) a net loss of $5.4 million, (ii) net non-cash items of $1.6 million, consisting primarily of stock-based compensation of $1.1 million, depreciation and amortization of $0.4 million, and (iii) a net cash inflow from changes in balances of operating assets and liabilities of $1.1 million. This net cash inflow was primarily due to a decrease in accounts receivable relating to collection of profit sharing amounts receivable at the end of 2017 relating to our collaborative development services programs, partially offset by a decrease in accrued liabilities following completion of our underwritten public offering in January 2018 and the payment of annual performance-based bonuses in the first quarter of 2018.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2019 was $4.6 million compared with net cash used in investing activities for the three months ended March 31, 2018 of $25.5 million. Net cash provided by investing activities for the three months ended March 31, 2019 consisted primarily of maturities of available-for-sale securities of $12.8 million, partially offset by purchases of available-for-sale securities of $8.1 million.

Net cash used in investing activities for the three months ended March 31, 2018 consisted primarily of purchases of available-for-sale securities of $25.1 million with proceeds received from our underwritten public offering in January 2018, and the purchase of tooling used in manufacturing and other fixed assets during the period.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2019 was $0.5 million compared to net cash provided by financing activities for the three months ended March 31, 2018 of $38.8 million. This activity for the three months ended March 31, 2019 consisted primarily of $0.5 million of payments made on our outstanding NuvoGen obligation.

Net cash provided by financing activities for the three months ended March 31, 2018 consisted primarily of $37.7 million in net proceeds from our underwritten public offering in January 2018 and $6.8 million in net proceeds from our MidCap Term Loan in March 2018, partially offset by $6.0 million and $0.2 million in payments on our Growth Term Loan and outstanding NuvoGen obligation, respectively.

Liquidity and Capital Resources

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock, the incurrence of debt and cash received from product sales, services revenue and other income. As of March 31, 2019, we had $25.0 million in cash, cash equivalents and investments in short-term available-for-sale securities, and $17.2 million of liabilities outstanding relating to our MidCap Term Loan, NuvoGen and QNAH Convertible Note obligations and our financing and operating leases.

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

The MidCap Revolving Loan provides a secured revolving credit facility in an aggregate principal amount of up to $2.0 million. We may request an increase in the total commitments under the MidCap Revolving Loan by up to an additional $8.0 million, subject to agent and lender approval and the satisfaction of certain conditions. Availability of the revolving credit facility under the MidCap Revolving Loan will be based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable and inventory, as reduced by certain reserves, if any. Though the MidCap Revolving Loan was made available upon the Company’s establishment of certain lockbox arrangements in June 2018, there were no amounts outstanding under the Midcap Revolving Loan as of March 31, 2019. The proceeds of any loans under the MidCap Revolving Loan may be used for working capital and general corporate purposes.

In March 2019, we entered into a Controlled Equity Offering Sales Agreement with Cowen and Company (“Cowen”), as sales agent, pursuant to which we have the right to offer and sell, from time to time, through Cowen, shares of our common stock having an aggregate offering price of up to $40.0 million. The shares will be offered and sold pursuant to the shelf registration statement on Form S-3 (File No. 333-229045).

Funding Requirements

We have had recurring operating losses and negative cash flows from operations since our inception and have an accumulated deficit of approximately $156.4 million as of March 31, 2019. As of March 31, 2019, we had cash, cash equivalents and investments in short-term available-for-sale securities of approximately $25.0 million and had current liabilities of approximately $4.8 million, plus an additional $15.6 million in long-term liabilities primarily attributable to our MidCap Term Loan, NuvoGen, and QNAH Convertible Note obligations. We believe that our existing resources will be sufficient to fund our planned operations for at least the next 12 months from the issuance of these condensed consolidated financial statements. However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.

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

Off-Balance Sheet Arrangements

Through March 31, 2019, we have not entered into any off-balance sheet arrangements as defined by applicable SEC regulations.

Recent Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies – Recently Adopted and Recently Issued Accounting Pronouncements in the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Items subject to estimates based on judgments include, but are not limited to: revenue recognition, stock-based compensation expense, the value of the warrant liability, the resolution of uncertain tax positions, income tax valuation allowances, recovery of long-lived assets and provisions for doubtful accounts, inventory obsolescence and inventory valuation. Actual results could differ from these estimates and such differences could affect the results of operations in future periods.

There were no changes in our critical accounting policies and estimates during the three months ended March 31, 2019 from those set forth in “Critical Accounting Policies and Significant Judgments and Estimates” in our December 31, 2018 Annual Report on Form 10-K filed with the SEC on March 7, 2019 other than the adoption of the following new accounting pronouncements in the first quarter of 2019.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, which was subsequently amended by ASU No. 2018-01, ASU No. 2018-10 and ASU No. 2018-11, collectively, ASC 842. Under this standard, which applies to both lessors and lessees, lessees will be required to recognize all leases (except for short-term leases) as a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and as a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. We adopted ASC 842 on January 1, 2019 using the additional (optional) approach, with certain available practical expedients. The adoption of ASC 842 resulted in the recording a right-of-use asset and lease liability of $1,033,107, and there was no effect on opening retained earnings. The comparative information in our condensed consolidated financial statements has not been restated and continues to be reported under ASC Topic 840, Leases. We have presented additional qualitative and quantitative disclosures regarding our lease obligations as required upon implementation of ASC 842 and have identified and implemented changes to our business processes and internal controls relating to implementation of the new standard. In adopting the new standard, we elected to apply the practical expedients regarding the identification of leases, lease classification, indirect costs, and the combination of lease and non-lease components.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting. The standard expanded the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services, simplifying the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions and was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. Our adoption of this standard on January 1, 2019 did not have a material impact on our consolidated financial statements given the limited number of nonemployee stock-based awards outstanding.

In July 2017, the FASB issued ASU 2017-11, Accounting for Certain Financial Instruments with Down Round Features. This new standard makes limited changes to previous guidance on classifying certain financial instruments as either liabilities or equity. The new standard was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. Adoption of this standard as of January 1, 2019 did not have an effect on our consolidated financial statements as our existing financial instruments did not have down round features.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any changes in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, beginning January 1, 2019, we implemented ASC 842 and related changes to our processes related to identification of leases, calculation of right-of-use assets and lease liabilities and processes for gathering information for disclosures.

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

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this report, and in our other public filings, before deciding to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that were not included as separate risk factors in, or reflect changes to the similarly titled risk factors included in, our Annual Report on Form 10-K, filed with the SEC on March 7, 2019.

Risks Related to our Business and Strategy

We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.*

We have incurred losses since our inception and expect to incur losses in the future. We incurred net losses of $5.4 million for the three months ended March 31, 2019 and 2018. As of March 31, 2019, we had an accumulated deficit of $156.4 million. We expect that our losses will continue for the foreseeable future as we will be required to invest significant additional funds to support product development, including development of our next generation instrument platforms, development of our new HTG EdgeSeq panels, including our initial U.S. IVD assay, development of assays pursuant to our Governing Agreement with QML, and the commercialization of our HTG EdgeSeq system and proprietary consumables. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products and services. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products and services, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

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

Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, QML and two other customers accounted for 57%, 17% and 3% of our revenue, respectively, for the three months ended March 31, 2019, and three customers accounted for 53%, 18% and 17% of our accounts receivable balance as of March 31, 2019. If orders from our top customers or the number of collaboration projects with QML are reduced or discontinued, our revenue in future periods may materially decrease. Fluctuations in our operating results may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described under the caption “Risk Factors – Risks Related to Our Business and Strategy” of this report. In addition, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. Our products involve a significant capital commitment from our customers or may depend on customer studies that have variable or indefinite timelines and accordingly, involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Also, activities performed under our Governing Agreement involve significant resource commitments by us and depend on QML activities over which we have limited control and on biopharmaceutical customer activities and studies that have variable or indefinite timelines and outcomes. We may expend significant effort in attempting to meet our development obligations under the Governing Agreement, the respective payments for which may occur in a different period. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of investors or securities analysts, our stock price may be adversely affected.

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

We expect to generate a portion of our revenue internationally and are subject to various risks relating to our international activities which could adversely affect our operating results.*

For the three months ended March 31, 2019 and 2018, approximately 27% and 79% of our revenue was generated from sales originated by customers located outside of the United States, respectively. We expect that a percentage of our future revenue will continue to come from international sources, driven in part by activities conducted pursuant to our Governing Agreement, and we expect to expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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

Our ability to use net operating losses to offset future taxable income is subject to certain limitations.*

As of December 31, 2018, we had federal net operating loss carryforwards (“NOLs”) to offset future taxable income of approximately $138.8 million, of which $121.8 million will begin to expire in 2021 if not utilized, while the remainder can be carried forward indefinitely. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), a corporation that undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period) is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We believe we may have already experienced one or more ownership changes and may in the future experience one or more additional ownership changes, and thus, our ability to utilize pre-ownership change NOLs and other pre-ownership change tax attributes to offset post-ownership change income may be limited. Such limitations may cause a portion of our NOL and credit carryforwards to expire. In addition, future changes in our stock ownership, including as a result of future financings, as well as changes that may be outside of our control, could result in ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

The American Medical Association Current Procedural Terminology (“CPT”) Editorial Panel created new CPT codes that could be used by our customers to report testing for certain large-scale multianalyte GSPs, including our diagnostic products, if approved. Effective January 1, 2015, these codes allow for uniform reporting of broad genomic testing panels using technology similar to ours. While these codes standardize reporting for these tests, coverage and payment rates for GSPs remain uncertain and we cannot guarantee that coverage and reimbursement for these tests will be provided in the amounts we expect, or at all. Initially, industry associations recommended that payment rates for GSPs be cross-walked to existing codes on the clinical laboratory fee schedule. On October 27, 2014, CMS issued preliminary determinations for 29 new molecular pathology codes, including the GSPs, of gapfill rather than crosswalking as recommended by the Association for Molecular Pathology. This means that local private MACs, such as Palmetto, Novidian, Novitas and Cahaba, were instructed to determine the appropriate fee schedule amounts in the first year, and CMS calculated a national payment rate based on the median of those local fee schedule amounts in the second year. This process may make it more difficult for our customers to obtain coverage and adequate reimbursement for testing services using our diagnostic products. We cannot assure that CMS and other third-party payors will establish reimbursement rates sufficient to cover the costs incurred by our customers in using our clinical diagnostic products, if approved. On September 22, 2017, gapfill pricing was set for three CPT codes which our customers may potentially utilize to obtain reimbursement, subject to regulatory limitations, for the use of our products. CPTs 81445 and 81450, for the assessment of 5-50 genes in solid and liquid tumors, respectively, were set at $602 and $760, respectively, and remains the same as of March 31, 2019. Additionally, CPT 81455 for the assessment of 51 or more genes in solid and liquid tumors was set at $2,920.

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

•

California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act (“CCPA”), it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. When it goes into effect on January 1, 2020, the CCPA will require covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Legislators have stated that amendments will be proposed to the CCPA before it goes into effect, but it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA may impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to evolving regulatory environment related to personal data.

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

Other significant measures contained in the ACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. Further, the ACA includes a deductible 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, which became effective January 1, 2013. However, the Consolidated Appropriations Act of 2016, signed into law in December 2015, included a two-year moratorium on the medical device excise tax through December 31, 2017. Further, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 (the “2018 Appropriations Resolution”) that extended the moratorium on the medical device excise tax through December 31, 2019. Absent further legislative action, the tax will be automatically reinstated for medical device sales beginning January 1, 2020. The ACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. However, the future of the ACA is uncertain. There have been judicial and Congressional challenges to certain aspects of the ACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA. For example, the Tax Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace ACA will impact ACA and our business. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of The Nasdaq Stock Market (“Nasdaq”). The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with US GAAP. We have performed system and process evaluation and testing of our internal controls over financial reporting to allow management to report annually on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. This has required and will require that we incur substantial professional fees and internal costs to augment our accounting and finance functions and that we expend significant management efforts as we continue to make this assessment and ensure maintenance of proper internal controls on an ongoing basis.

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

From time to time, the FASB, either alone or jointly with other organizations, promulgates new accounting principles that could have an adverse impact on our financial position, results of operations or reported cash flows. For example, in May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, and subsequently issued implementation guides (collectively, the “New Revenue Standard”). The New Revenue Standard superseded nearly all previous revenue recognition guidance under US GAAP and became effective for us beginning January 1, 2018. Our inability to adopt or implement any new accounting standard correctly, or to update or modify our internal controls as needed, by the mandated adoption dates could adversely affect our financial reporting obligations, corresponding regulatory compliance and/or investors’ confidence in us. Also, if we were to change our critical accounting estimates, including those related to the recognition of collaboration revenue and other revenue sources, our operating results could be significantly affected.

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

10.1+

Employment Agreement, dated March 31, 2019, by and between Timothy B. Johnson and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 2, 2019).

10.2

Employment Agreement, dated April 1, 2019, by and between John L. Lubniewski and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 2, 2019).

10.3

Amendment to Lease Agreement (Suite 100 – Administration – to include Suite 200), dated January 28, 2019, by and between Pegasus Properties, L.P. and the Registrant (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 7, 2019).

Exhibit Number	Description
10.4

Sales Agreement, dated as of March 13, 2019, by and between HTG Molecular Diagnostics, Inc. and Cowen and Company, LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 13, 2019).

10.5

Fourth Amendment to Statement of Work No. 2, dated February 15, 2019, under Master Assay Development, Commercialization and Manufacturing Agreement between the Registrant and QIAGEN Manchester Limited.

10.6	First Amendment to Amended and Restated IVD Test Development and Component Supply Agreement, dated April 23, 2019, by and between Illumina, Inc. and the Registrant.

10.7+	HTG Molecular Diagnostics, Inc. 2014 Equity Incentive Plan, as amended.

10.8+	Standard Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice under the HTG Molecular Diagnostics, Inc. 2014 Equity Incentive Plan, as amended.

10.9+	Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice for Inducement Award Recipients under the HTG Molecular Diagnostics, Inc. 2014 Equity Incentive Plan, as amended.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

+       Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HTG Molecular Diagnostics, Inc.

Date: May 9, 2019	By:	/s/ John L. Lubniewski
John L. Lubniewski
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2019	By:	/s/ Shaun D. McMeans
Shaun D. McMeans
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)