Form 10-Q
period 2019-06-30
HTG MOLECULAR DIAGNOSTICS, INC
filed 2019-08-06
CIK 1169987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

As of August 2, 2019, the registrant had 28,720,193 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$11,813,589	$8,432,600
Short-term investments available-for-sale, at fair value	9,753,727	22,681,049
Accounts receivable	3,981,103	5,012,678
Inventory, net of allowance of $39,403 at both June 30, 2019 and December 31, 2018	1,160,682	1,306,609
Prepaid expenses and other	1,069,180	568,209
Total current assets	27,778,281	38,001,145

Restricted cash	3,270,247	3,270,247
Deferred offering costs	198,088	59,030
Deferred MidCap revolving loan costs	59,086	67,068
Operating lease right-of-use assets	1,394,664	—
Property and equipment, net	2,424,625	2,373,790
Total assets	$35,124,991	$43,771,280

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,357,343	$1,849,921
Accrued liabilities	1,499,510	3,358,465
Contract liabilities - current	486,994	332,711
NuvoGen obligation - current	1,286,152	1,290,234
MidCap Term Loan payable - current	583,333	—
Operating lease liabilities - current	682,863	—
Other current liabilities	63,344	186,043
Total current liabilities	7,959,539	7,017,374
NuvoGen obligation - non-current, net of discount	5,044,263	5,702,519
Convertible note, related party - net of debt issuance costs	2,980,940	2,974,213
MidCap Term Loan payable – non-current, net of discount and debt issuance costs	6,194,422	6,704,641
Operating lease liabilities - non-current	976,786	—
Other non-current liabilities	299,049	280,471
Total liabilities	23,454,999	22,679,218
Commitments and Contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2019 and December 31, 2018, 28,707,047 shares issued and outstanding at June 30, 2019 and 28,585,449 shares issued and outstanding at December 31, 2018	28,707	28,585
Additional paid-in-capital	172,831,416	172,086,909
Accumulated other comprehensive loss	(2,036)	(3,453)
Accumulated deficit	(161,188,095)	(151,019,979)
Total stockholders’ equity	11,669,992	21,092,062
Total liabilities and stockholders’ equity	$35,124,991	$43,771,280

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Product and product-related services	$4,424,368	$2,023,312	$7,086,873	$3,756,858
Collaborative development services	1,371,952	2,887,454	1,912,272	5,312,560
Total revenue	5,796,320	4,910,766	8,999,145	9,069,418

Operating expenses:
Cost of product and product-related services revenue	2,508,371	1,450,682	4,553,898	2,587,745
Selling, general and administrative	4,740,710	4,764,751	9,141,576	10,422,583
Research and development	3,253,639	2,758,984	5,328,387	5,348,270
Total operating expenses	10,502,720	8,974,417	19,023,861	18,358,598
Operating loss	(4,706,400)	(4,063,651)	(10,024,716)	(9,289,180)

Other income (expense):
Interest expense	(238,796)	(233,306)	(472,763)	(415,823)
Interest income	154,774	197,773	336,211	330,936
Loss on extinguishment of Growth Term Loan	—	—	—	(105,064)
Total other income (expense)	(84,022)	(35,533)	(136,552)	(189,951)
Net loss before income taxes	(4,790,422)	(4,099,184)	(10,161,268)	(9,479,131)
Provision for income taxes	6,848	3,545	6,848	3,545
Net loss	$(4,797,270)	$(4,102,729)	$(10,168,116)	$(9,482,676)
Net loss per share, basic and diluted	$(0.17)	$(0.14)	$(0.36)	$(0.36)
Shares used in computing net loss per share, basic and diluted	28,657,384	28,375,379	28,629,189	26,549,895

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(4,797,270)	$(4,102,729)	$(10,168,116)	$(9,482,676)
Other comprehensive income (loss), net of tax effect:
Unrealized gain (loss) on short-term investments	819	(188)	4,172	(11,339)
Foreign currency translation adjustment	(9,194)	—	(2,755)	—
Total other comprehensive income (loss)	(8,375)	(188)	1,417	(11,339)
Comprehensive loss	$(4,805,645)	$(4,102,917)	$(10,166,699)	$(9,494,015)

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Three and Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at January 1, 2019	28,585,449	$28,585	$172,086,909	$(3,453)	$(151,019,979)	$21,092,062
Exercise of stock options	21,871	22	51,548	—	—	51,570
Stock-based compensation expense	—	—	241,233	—	—	241,233
Release of restricted stock awards	13,126	13	—	—	—	13
Net share settlement of restricted stock award	(3,813)	(4)	(9,681)	—	—	(9,685)
Employee stock purchase plan expense	—	—	16,794	—	—	16,794
Net loss	—	—	—	—	(5,370,846)	(5,370,846)
Unrealized gain on short-term investments	—	—	—	3,353	—	3,353
Foreign currency translation adjustment	—	—	—	6,439	—	6,439
Balance at March 31, 2019	28,616,633	$28,616	$172,386,803	$6,339	$(156,390,825)	$16,030,933
Exercise of stock options	32,385	32	69,352	—	—	69,384
Stock-based compensation expense	—	—	287,317	—	—	287,317
Release of restricted stock awards	15,001	15	—	—	—	15
Net share settlement of restricted stock award	(4,461)	(4)	(11,148)	—	—	(11,152)
Stock issued under stock purchase plans	47,489	48	99,092	—	—	99,140
Net loss	—	—	—	—	(4,797,270)	(4,797,270)
Unrealized gain on short-term investments	—	—	—	819	—	819
Foreign currency translation adjustment	—	—	—	(9,194)	—	(9,194)
Balance at June 30, 2019	28,707,047	$28,707	$172,831,416	$(2,036)	$(161,188,095)	$11,669,992

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (cont’d)

(Unaudited)

	Three and Six Months Ended June 30, 2018
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)

Balance at January 1, 2018	13,929,763	$13,929	$131,492,595	$-	$(134,566,061)	$(3,059,537)
Exercise of stock options	18,028	18	40,486	—	—	40,504
Stock-based compensation expense	—	—	1,143,188	—	—	1,143,188
Release of restricted stock awards	269,551	270	—	—	—	270
Net share settlement of restricted stock award	(34,769)	(35)	(133,478)	—	—	(133,513)
Employee stock purchase plan expense	—	—	14,453	—	—	14,453
Issuance of common stock from ATM Offering, net of issuance costs of $17,000	261,352	261	556,445	—	—	556,706
Issuance of common stock from underwritten public offering, net of issuance costs of $2.6 million	13,915,000	13,915	37,710,401	—	—	37,724,316
Issuance of common stock warrants in connection with MidCap Term Loan	—	—	74,000	—	—	74,000
Net loss	—	—	—	—	(5,379,947)	(5,379,947)
Unrealized loss on short-term investments	—	—	—	(11,151)	—	(11,151)
Balance at March 31, 2018	28,358,925	$28,358	$170,898,090	$(11,151)	$(139,946,008)	$30,969,289
Exercise of stock options	15,623	16	28,993	—	—	29,009
Stock-based compensation expense	—	—	241,920	—	—	241,920
Stock issued under stock purchase plan	39,976	40	77,275	—	—	77,315
Net loss	—	—	—	—	(4,102,729)	(4,102,729)
Unrealized loss on short-term investments	—	—	—	(188)	—	(188)
Balance at June 30, 2018	28,414,524	$28,414	$171,246,278	$(11,339)	$(144,048,737)	$27,214,616

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(10,168,116)	$(9,482,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	603,480	778,344
Accretion of discount on NuvoGen obligation	(6,483)	(6,006)
Provision for excess inventory	45,000	23,533
Amortization of Growth Term Loan discount and issuance costs	—	62,951
Loss on extinguishment of Growth Term Loan	—	105,064
Amortization of QNAH Convertible Note issuance costs	6,727	6,727
Amortization of MidCap Credit Facility discount and issuance costs	81,096	48,092
Stock-based compensation expense	528,578	1,385,378
Employee stock purchase plan expense	33,589	28,906
Amortization of operating lease right-of-use assets	194,232	—
Amortization of incentive from landlord	—	(71,000)
Accrued interest on available-for-sale securities investments	(178,165)	(187,946)
Changes in operating assets and liabilities:
Accounts receivable	1,031,575	2,874,274
Inventory	100,927	191,836
Prepaid expenses and other	(501,474)	(402,102)
Deferred offering costs	—	2,953
Accounts payable	1,172,992	(656,645)
Accrued liabilities	(1,784,860)	(1,319,010)
Contract liabilities	344,494	(389,172)
Operating lease liabilities	(270,477)	—
Net cash used in operating activities	(8,766,885)	(7,006,499)
Investing activities
Purchase of property and equipment	(319,425)	(829,186)
Sales, redemptions and maturities of available-for-sale securities	22,400,000	3,300,000
Purchase of available-for-sale securities	(9,290,341)	(38,079,329)
Net cash provided by (used in) investing activities	12,790,234	(35,608,515)
Financing activities
Proceeds from MidCap Credit Facility	—	7,000,000
MidCap Credit Facility lender fees	—	(422,390)
Payments on Growth Term Loan	—	(1,684,626)
Payments for extinguishment of Growth Term Loan	—	(4,276,988)
Proceeds from public offering, net of underwriting discounts, commissions and costs of $2.6 million	—	37,724,316
Proceeds from ATM Offering, net	—	556,706
Payments on NuvoGen obligation	(655,855)	(435,093)
Payments on financing leases	(25,227)	(40,017)
Proceeds from exercise of stock options	120,954	69,513
Taxes paid for net share settlement of restricted stock awards	(20,837)	(133,513)
Proceeds from shares purchased under stock purchase plans	82,345	62,862
Payment of deferred offering costs	(139,058)	—
Net cash (used in) provided by financing activities	(637,678)	38,420,770

Effect of exchange rates on cash	(4,682)	—

Increase (decrease) in cash, cash equivalents and restricted cash	3,380,989	(4,194,244)
Cash, cash equivalents and restricted cash at beginning of period	11,702,847	9,968,600
Cash, cash equivalents and restricted cash at end of period	$15,083,836	$5,774,356

Supplemental disclosure of noncash investing and financing activities
Fixed asset purchases payable and accrued at period end	$374,202	$2,730
Adoption of ASC 842, Leases	694,352	—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	894,544	—
Equipment purchased through capital leases	—	45,896
Carrying value of demonstration units transferred from property and equipment to inventory	—	49,245
MidCap Term Loan fees and warrant discount	—	389,000
Supplemental cash flow information
Cash paid for interest	$348,130	$202,573
Cash paid for taxes	6,848	3,545

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business, Basis of Presentation and Principles of Consolidation

HTG Molecular Diagnostics, Inc. (the “Company”) is a provider of instruments, reagents and services for RNA-based molecular profiling applications. The Company derives revenue from sales of its HTG EdgeSeq instrument system and integrated research use only (“RUO”) and molecular diagnostic (“MDx”) next-generation sequencing-based (“NGS-based”) HTG EdgeSeq assays, from research services including sample processing and custom assay development and from collaborative development services.

The Company operates in one segment and its customers are located primarily in the United States and Europe. For the three and six months ended June 30, 2019 approximately 34% and 32%, respectively, of the Company’s revenue was generated from sales originated by customers located outside of the United States, compared with 74% and 76% for the three and six months ended June 30, 2018, respectively. Sales to customers located outside of the United States resulted primarily from collaborative development services revenue generated from the Master Assay Development, Commercialization and Manufacturing Agreement (the “Governing Agreement”) with QIAGEN Manchester Limited (“QML”), a wholly owned subsidiary of QIAGEN N.V. (see Note 15), which accounted for 69% and 67% of sales to customers located outside of the United States for the three and six months ended June 30, 2019, respectively, compared to 80% and 77% for the three and six months ended June 30, 2018, respectively.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect the accounts of the Company as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements. The accompanying condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and the results of its operations and cash flows, as of and for the periods presented. The accompanying condensed consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information and disclosures required by US GAAP for annual financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2019.

Going Concern and Liquidity

Management has assessed the Company’s ability to continue as a going concern within one year of the filing of this Quarterly Report on Form 10-Q with the SEC. The accompanying interim unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of the assets and satisfaction of liabilities in the normal course of business. However, the Company has had recurring operating losses and negative cash flows since its inception and has an accumulated deficit of approximately $161.2 million as of June 30, 2019. As of June 30, 2019, the Company had working capital of $19.8 million and long-term liabilities of $15.5 million. The Company’s liability balances consist of its asset-secured MidCap Term Loan (see Note 8), its convertible promissory note with QIAGEN North American Holdings (“QNAH Convertible Note”) (see Note 15) and an obligation to NuvoGen Research, LLC (“NuvoGen obligation”) (see Note 10). Management believes that the Company’s existing resources will be sufficient to fund the Company’s planned operations and expenditures through the midpoint of the second quarter of 2020. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying interim unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

Principles of Consolidation

The Company formed a French subsidiary, HTG Molecular Diagnostics France SARL (“HTG France”), in November 2018. The accompanying condensed consolidated financial statements include the accounts of the Company and this wholly owned subsidiary after elimination of all intercompany transactions.

Concentration Risks

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents, restricted cash, available-for-sale debt securities and uncollateralized accounts receivable. The Company maintains the majority of its cash and restricted cash balances in the form of cash deposits in bank checking and money market accounts in amounts in excess of federally insured limits. Management believes, based upon the quality of the financial institution, that the credit risk with regard to these deposits is not significant.

The Company sells its instrument, related consumables, sample processing services, custom RUO assay design and collaborative development services primarily to biopharmaceutical companies, academic institutions and molecular labs. The Company routinely assesses the financial strength of its customers and credit losses have been minimal to date.

The Company’s top three customers accounted for 24%, 18% and 16% of the Company’s total revenue for the three months ended June 30, 2019, compared with the Company’s top two customers accounting for 59% and 11% of the Company’s total revenue for the three months ended June 30, 2018. The top three customers accounted for 31%, 21% and 13% of the Company’s total revenue for the six months ended June 30, 2019 compared to the Company’s top two customers which accounted for 59% and 10% for the six months ended June 30, 2018.

The Company’s top three customers accounted for approximately 27%, 16% and 15% of the Company’s accounts receivable as of June 30, 2019. The Company’s top four customers accounted for approximately 44%, 27% and two customers accounting for 11% each as of December 31, 2018.

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those previously disclosed in the Company’s Annual Report on Form 10-K, filed with the SEC on March 7, 2019, other than the adoption of the Financial Accounting Standards Board “FASB”) issued Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”) and its related amendments as of January 1, 2019.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sum to the ending total of the same such amounts shown in the accompanying condensed consolidated statements of cash flows.

	June 30,
	2019	2018
Cash and cash equivalents	$11,813,589	$5,774,356
Restricted cash - non-current	3,270,247	—
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$15,083,836	$5,774,356

Amounts included in restricted cash represent those required to be set aside in escrow under the terms of the MidCap Term Loan to collateralize the payment that will be due upon maturity of the QNAH Convertible Note. The amounts will be released to the Company upon subsequent delivery of subordination documents for the QNAH Convertible Note to MidCap or conversion of the QNAH Convertible Note into the Company’s common stock. If neither occurs, the amount will be applied by the escrow agent to repay in full the QNAH Convertible Note at maturity (or in connection with a prepayment at the direction of the Company) subject to the terms of the MidCap Term Loan.

Fair Value of Financial Instruments

The carrying value of financial instruments classified as current assets and current liabilities approximate fair value due to their liquidity and short-term nature. Investments that are classified as available-for-sale are recorded at fair value, which was determined using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The carrying value of the MidCap Term Loan is estimated to approximate its fair value as the interest rate approximates the market rate for debt with similar terms and risk characteristics.

In October 2017, the Company received $3.0 million in gross proceeds from, and issued the QNAH Convertible Note in that principal amount to, QNAH. As of June 30, 2019, the estimated aggregate fair value of the QNAH Convertible Note is approximately $3.0 million, based on a discounted cash flow approach and utilizing an option pricing model to value the conversion feature, with key assumptions including expected volatility, discount rates, term and risk-free rates.

The NuvoGen obligation is an obligation relating to an asset purchase transaction with a then-common stockholder of the Company. As of June 30, 2019, the estimated aggregate fair value of the NuvoGen obligation is approximately $5.7 million, determined using a Monte Carlo simulation with key assumptions including future revenue, volatility, discount and risk-free rates.

The estimated fair values of the QNAH Convertible Note and the NuvoGen obligation represent Level 3 measurements.

Leases

Effective January 1, 2019, the Company accounts for its leases under ASC 842. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For financing leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

Certain leasehold improvements constructed by the landlord of the Company’s Tucson, AZ facilities as an incentive for the Company to extend its leases are included in leasehold improvements in the consolidated balance sheets as of December 31, 2018. The total cost of the improvements constructed by the landlord of $710,000 was capitalized when construction was completed in February 2016 and is being amortized over the remaining term of the lease agreement. The incentive of $710,000 has been recognized as an offset to operating lease right-of-use asset in the accompanying condensed consolidated balance sheets as of January 1, 2019 as a result of the implementation of ASC 842 and was recognized as deferred rent within other current liabilities and other liabilities on the consolidated balance sheets as of December 31, 2018, in accordance with ASC Topic 840, Leases (“ASC 840”) prior to the Company’s adoption of ASC 842 on January 1, 2019.

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

New Accounting Pronouncements

The following are new FASB ASUs that have not been adopted by the Company as of June 30, 2019:

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

Note 3. Inventory

Inventory, net of allowance, consisted of the following as of the dates indicated:

	June 30,	December 31,
	2019	2018
Raw materials	$697,751	$853,228
Work in process	215,922	168,937
Finished goods	247,009	284,444
Inventory, net	$1,160,682	$1,306,609

The reserve for shrinkage and excess raw material inventory was $39,403 as of both June 30, 2019 and December 31, 2018. For the three and six months ended June 30, 2019, the Company recorded adjustments to the provision for excess inventory of $20,704 and $45,000, respectively, compared to $12,253 and $23,533 for the three and six months ended June 30, 2018, respectively. Adjustments in these periods to the allowance for estimated shrinkage, obsolescence and excess inventory have been included in cost of product and product-related services revenue in the accompanying condensed consolidated statements of operations.

HTG EdgeSeq instruments at customer locations under evaluation agreements are included in finished goods inventory. Finished goods inventory under evaluation as of June 30, 2019 was $57,517 compared to $143,271 as of December 31, 2018.

Note 4. Fair Value Instruments

Financial assets and liabilities measured at fair value are classified in their entirety in the fair value hierarchy based on the lowest level input significant to the fair value measurement. The following table classifies the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018 in the fair value hierarchy:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$9,945,195	$—	$—	$9,945,195
Investments available-for-sale at fair value
U.S. government obligations	2,589,574	—	—	2,589,574
Corporate debt securities	—	7,164,153	—	7,164,153
Total	$12,534,769	$7,164,153	$—	$19,698,922

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$6,923,255	$998,400	$—	$7,921,655
Investments available-for-sale at fair value
U.S. government obligations	6,031,515	—	—	6,031,515
Corporate debt securities	—	16,649,534	—	16,649,534
Total	$12,954,770	$17,647,934	$—	$30,602,704

There are no other financial instruments subject to fair value measurement on a recurring basis. Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and six months ended June 30, 2019 or for the year ended December 31, 2018.

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

Fair values of these assets and liabilities are based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not adjust any of the valuations received from these third parties with respect to any of its Level 1 or 2 securities for the six-month period ended June 30, 2019 or the year-ended December 31, 2018 and did not have any Level 3 financial assets or liabilities during either of these periods.

Note 5. Available-for-Sale Securities

The Company’s portfolio of available-for-sale securities consists of U.S. Treasuries and high credit quality corporate debt securities. The following is a summary of the Company’s available-for-sale securities at June 30, 2019 and December 31, 2018:

	June 30, 2019
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
U.S. Treasury securities	$2,587,710	$1,864	$—	$2,589,574
Corporate debt securities	7,164,153	—	—	7,164,153
Total available-for-sale securities	$9,751,863	$1,864	$—	$9,753,727

	December 31, 2018
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
U.S. Treasury securities	$6,032,844	$—	$(1,329)	$6,031,515
Corporate debt securities	16,650,513	—	(979)	16,649,534
Total available-for-sale securities	$22,683,357	$—	$(2,308)	$22,681,049

There were no gross unrealized losses relating to the Company’s available-for-sale securities investments as of June 30, 2019. The net adjustment to unrealized holding gains (losses) on available-for-sale securities, net of tax in other comprehensive income totaled $819 and $4,172 for the three and six months ended June 30, 2019, respectively and ($188) and $(11,339) for the three and six months ended June 30, 2018, respectively.

Contractual maturities of debt investment securities at June 30, 2019 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Under
	1 Year	1 to 2 Years	Total
U.S. Treasury securities	$2,589,574		$2,589,574
Corporate debt securities	7,164,153		7,164,153
Total available-for-sale securities	$9,753,727	$—	$9,753,727

For debt securities, the Company determines whether it intends to sell or if it is more likely than not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. The Company conducts a regular assessment of its debt securities with unrealized losses to determine whether securities have other-than-temporary impairment considering, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, market conditions and whether the Company intends to sell or it is more likely than not that the Company will be required to sell the debt securities. The Company did not have any other-than-temporary impairment in its available-for-sale securities at June 30, 2019.

Note 6. Property and Equipment

Property and equipment, net, consists of the following as of the dates indicated:

	June 30,	December 31,
	2019	2018
Furniture & fixtures	$987,065	$791,973
Leasehold improvements	1,964,098	1,930,300
Equipment used in manufacturing	2,302,172	2,297,797
Equipment used in research & development	1,868,783	1,456,954
Equipment used in the field	153,720	125,253
Software	373,683	373,683
Construction in progress	—	19,246
	7,649,521	6,995,206
Less: accumulated depreciation and amortization	(5,224,896)	(4,621,416)
	$2,424,625	$2,373,790

Depreciation and leasehold improvement amortization expense was $294,496 and $603,480 for the three and six months ended June 30, 2019, respectively, and $422,140 and $778,344 for the three and six months ended June 30, 2018, respectively.

Note 7. Accrued Liabilities

Accrued liabilities consist of the following as of the dates indicated:

	June 30,	December 31,
	2019	2018
Accrued employee bonuses	$582,444	$2,150,418
Payroll and employee benefit accruals	481,102	698,969
Accrued professional fees	80,960	60,400
Accrued interest	199,785	156,492
Other accrued liabilities	155,219	292,186
	$1,499,510	$3,358,465

Note 8. Debt Obligations

Growth Term Loan

Total amortization expense for warrant, final fee and original issuance discounts in connection with the growth capital term loans under the Loan and Security Agreement dated August 22, 2014 between the Company and Oxford Finance, LLC and Silicon Valley Bank (the “Growth Term Loan”) was $0 for both the three and six months ended June 30, 2019, and $0 and $59,969 for the three and six months ended June 30, 2018, respectively. Deferred financing cost amortization expense relating to the Growth Term Loan was $0 for both the three and six months ended June 30, 2019 and $0 and $2,982 for the three and six months ended June 30, 2018, respectively. The amortization expense is included in interest expense in the accompanying condensed consolidated statements of operations. The Company recorded no discounts associated with the Growth Term Loan in the accompanying condensed consolidated balance sheets as of both June 30, 2019 and December 31, 2018.

Extinguishment of Growth Term Loan upon MidCap Credit Facility Closing

In March 2018, the Company repaid all principal and interest amounts outstanding under the Growth Term Loan in an aggregate amount equal to approximately $4.3 million, including collateral agent legal fees and prepayment fees. The repayment was funded with net proceeds from the MidCap Credit Facility (see description of the MidCap Credit Facility below). As a result of the repayment, the Company recorded a loss on extinguishment of the Growth Term Loan of $0 for the three months ended June 30, 2018 and $105,064, including remaining unamortized discounts of $67,272 and prepayment and other Growth Term Loan lender fees, in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2018. All obligations under the Growth Term Loan were terminated upon extinguishment of the Growth Term Loan.

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

There have been no significant modifications to terms and conditions of the MidCap Credit Facility since the disclosures made in the Company’s Annual Report on Form 10-K, filed with the SEC on March 7, 2019. The remaining principal repayments due under the MidCap Term Loan as of June 30, 2019 are as follows for each fiscal year:

2019	$—
2020	1,750,000
2021	2,333,333
2022	2,333,333
2023	583,334
Total MidCap Term Loan payments	7,000,000
Less discount and deferred financing costs	(537,245)
Plus final fee premium	315,000
Total MidCap Term Loan, net	$6,777,755

The Company recognized approximately $537,245 and $610,359 of debt discount associated with the MidCap Term Loan, resulting from fees and debt issuance costs, in MidCap Term Loan payable – net of discount and debt issuance costs in the accompanying condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively. Costs incurred in connection with the issuance of the Midcap Revolving Loan of $59,086 and $67,068 are presented as MidCap Revolving Loan costs in the accompanying condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively.

Amortization of the debt discount associated with the MidCap Term Loan was approximately $37,940 and $73,114 for the three and six months ended June 30, 2019, respectively, compared to $41,155 and $43,856 for the three and six months ended June 30, 2018, respectively. Amortization of deferred MidCap Revolving Loan costs was $4,013 and $7,982 for the three and six months ended June 30, 2019, respectively, compared to $4,013 and $4,236 for the three and six months ended June 30, 2018, respectively. Amortization of both the debt discount and the revolving loan costs is included in interest expense in the accompanying condensed consolidated statements of operations.

Other Debt Obligations to Related Parties

Refer to Note 15 below for discussion of debt obligation to related parties.

Note 9. Revenue from Contracts with Customers

Product and Product-related Services Revenue

The Company had product and product-related services revenue consisting of revenue from the sale of RUO and MDx instruments and consumables and the use of the HTG EdgeSeq proprietary technology to process samples and design custom RUO assays for the three and six months ended June 30, 2019 and 2018 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Product revenue:
RUO instruments	$545,699	$273,509	$589,528	$284,867
MDx instruments	—	—	96,587	—
RUO consumables	735,008	587,440	1,043,276	793,253
MDx consumables	24,462	5,660	117,012	51,859
Total product revenue	1,305,169	866,609	1,846,403	1,129,979
Product-related services revenue:
Custom RUO assay development	1,481,318	176,697	1,849,177	303,724
RUO sample processing	1,637,881	980,006	3,391,293	2,323,155
Total product-related services revenue	3,119,199	1,156,703	5,240,470	2,626,879
Total product and product-related services revenue	$4,424,368	$2,023,312	$7,086,873	$3,756,858

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

The Company recognized revenue of $0 and $68,820 of product revenue from performance obligations that were satisfied in previous periods for the three and six months ended June 30, 2019, respectively, compared to $0 for both the three and six months ended June 30, 2018.

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

The Company recognized revenue of approximately $0 and $41,137 of custom RUO assay design revenue from performance obligations that were satisfied in previous periods for the three and six months ended June 30, 2019, respectively, compared to $0 for both the three and six months ended June 30, 2018.

Collaborative Development Services Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Collaborative development services	$1,371,952	$2,887,454	$1,912,272	$5,312,560

See Note 15 for discussion of collaborative development services contracts with related parties. There was no collaborative development services revenue generated from the Company’s companion diagnostic development services agreements with non-related party customers for the three and six months ended June 30, 2019 or 2018.

Contract Liabilities

The Company receives up-front payments from customers for custom RUO assay design services, and occasionally for sample processing services. Payments for instrument extended warranty contracts are made in advance as are payments for certain agreed-upon capital purchases required for collaborative development service projects. The Company recognizes such up-front payments as a contract liability. The contract liability is subsequently reduced at the point in time that the data file is delivered for sample processing services or as the Company satisfies its performance obligations over time for RUO assay design, collaborative development and extended warranty services. Contract liabilities of $755,443 and $410,947 were included in contract liabilities – current and other non-current liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively. The Company expects approximately $486,994 of deferred revenue to be realized within the next twelve months and the remaining $268,449 to be realized prior to December 31, 2021.

Changes in the Company’s contract liability were as follows as of the dates indicated:

	Product Revenue	Custom RUO Assay Design	Sample Processing	Total Contract Liability
Balance at January 1, 2019	$116,547	$50,000	$244,400	$410,947
Deferral of revenue	113,038	466,885	475,778	1,055,701
Recognition of deferred revenue	(101,419)	(424,434)	(185,352)	(711,205)
Balance at June 30, 2019	$128,166	$92,451	$534,826	$755,443

	Product Revenue	Custom RUO Assay Design	Sample Processing	Collaborative Development Services	Total Contract Liability
Balance at January 1, 2018	$39,426	$197,606	$490,536	$110,317	$837,885
Deferral of revenue	90,352	169,000	135,041	70,918	465,311
Recognition of deferred revenue	(91,797)	(238,724)	(342,723)	(181,235)	(854,479)
Balance at June 30, 2018	$37,981	$127,882	$282,854	$—	$448,717

Note 10. Other Agreements

NuvoGen Obligation

Pursuant to the Company’s asset purchase agreement with NuvoGen Research, LLC (“NuvoGen”), as amended, the Company is obligated to pay NuvoGen the greater of $400,000 or 6% of annual revenue until the obligation is paid in full. In addition to fixed quarterly payments of $100,000, revenue-based payments of $247,779 and $363,686 were payable as of June 30, 2019 and December 31, 2018, respectively. There have been no significant modifications to the terms and conditions of the Company’s NuvoGen obligation since the disclosures made in the Company’s Annual Report on Form 10-K, filed with the SEC on March 7, 2019.

Minimum payments to be made in 2019 include $247,779 of revenue-based payments payable as of June 30, 2019, and an estimate of the additional revenue-based payment to be made in the fourth quarter of 2019 relating to revenue generated in the third quarter of 2019 using actual revenue generated in the same quarter in 2018. Minimum payments to be made in 2020 include an estimate of additional revenue-based payments to be made in the first and second quarters of 2020 relating to revenue generated in the fourth quarter of 2019 and the first quarter of 2020 using actual revenue generated in the same quarters in 2018 and 2019. Minimum payments for the remaining periods include only the minimum payments for each year. Actual payments could be significantly more than provided in the table, to the extent that 6% of the Company’s annual revenue in 2020 and beyond exceeds $400,000. The remaining minimum payments to be made to NuvoGen as of June 30, 2019 are as follows for each fiscal year:

2019	$630,162
2020	855,855
2021	400,000
2022	400,000
2023	400,000
2024 and beyond	3,544,749
Total NuvoGen obligation payments	6,230,766
Plus interest accretion	99,649
Total NuvoGen obligation, net	$6,330,415

The Company has recorded the obligation at the estimated present value of the future payments using a discount rate of 2.5%, the Company’s estimate of its effective borrowing rate for similar obligations. The unamortized debt discount was $(99,649) and $(106,132) at June 30, 2019 and December 31, 2018, respectively. Discount accreted during the three and six months ended June 30, 2019, was $(3,069) and $(6,483), respectively, compared to $(3,054) and $(6,006) for the three and six months ended June 30, 2018, respectively.

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

On April 23, 2019, the Company and Illumina entered into the First Amendment to the Restated Agreement, effective as of April 3, 2019 (the “First Amendment”). The First Amendment expands the scope of the Field defined in the Restated Agreement to include diagnostic testing in humans for (i) autoimmune disorders and diseases, (ii) cardiovascular disorders and diseases, and (iii) fibrosis disorders and diseases ((i)-(iii) together, the “Other Fields”). The Company and Illumina will continue the development plans that have been previously entered into under the Restated Agreement, and the Company may, at its discretion, submit additional development plans for IVD test kits in the Field to Illumina for its approval, not to be unreasonably withheld. In addition, Illumina will consider requests for additional development plans for IVD test kits in the Other Fields in good faith, but Illumina may accept or reject such requests in its sole and absolute discretion.

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

The following table provides the numerator and denominator used in computing basic and diluted net loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(4,797,270)	$(4,102,729)	$(10,168,116)	$(9,482,676)
Denominator:
Weighted-average shares outstanding-basic and diluted	28,657,384	28,375,379	28,629,189	26,549,895
Net loss per share, basic and diluted	$(0.17)	$(0.14)	$(0.36)	$(0.36)

The following outstanding securities were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Six Months Ended June 30,
	2019	2018
Options to purchase common stock	2,334,272	1,693,575
Common stock warrants	236,915	237,846
Restricted stock units	254,580	26,666
QNAH convertible note	788,971	766,381

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

The following table shows the common stock warrants outstanding as of June 30, 2019:

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

Prior to termination of the Sales Agreement, the Company sold 5,733,314 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of approximately $21.1 million, including an aggregate of 261,352 shares of common stock sold for gross proceeds of $0.6 million during both the three and six months ended June 30, 2018. After $0.6 million of sales commissions and $0.2 million of other offering expenses paid by the Company in connection with the ATM Offering, the Company’s aggregate net proceeds from the ATM Offering were approximately $20.2 million. Sales commissions and offering expenses have been recorded as a reduction of proceeds received in arriving at the amount recorded in additional paid-in capital in the accompanying balance sheets as of December 31, 2018.

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

Cowen ATM Offering

In March 2019, the Company entered into a Controlled Equity Offering Sales Agreement with Cowen and Company (“Cowen”), as sales agent, pursuant to which the Company has the right to offer and sell, from time to time, through Cowen, shares of the Company’s common stock, having an aggregate offering price of up to $40.0 million, by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Cowen ATM Offering”). The shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-229045.

As of June 30, 2019, there have been no shares sold under the Cowen ATM Offering and costs in connection with the S-3 offering of approximately $0.2 million have been capitalized as deferred offering costs in the accompanying condensed consolidated balance sheets as of June 30, 2019.

Stock-based Compensation

A summary of the Company’s stock option activity for the six months ended June 30, 2019 is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2018	2,047,237	$3.07	7.6	$366,007
Granted	457,500	2.23
Exercised	(54,256)	2.23		$21,380
Forfeited	(53,764)	3.23
Expired/Cancelled	(62,445)	4.95
Balance at June 30, 2019	2,334,272	$2.87	7.5	$-
Exercisable at June 30, 2019	1,290,491	$2.88	6.0	$-

Stock option activity includes 45,000 inducement awards granted during the three and six months ended June 30, 2019. As of June 2019, there was total unrecognized compensation expense of $1,871,789 related to unvested stock options, which the Company expects to recognize over a weighted-average period of approximately 2.90 years.

A summary of restricted stock unit (“RSU”) activity for the six months ended June 30, 2019 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2018	227,707	$3.39
Granted	55,000	2.27
Released	(28,127)	3.33
Balance at June 30, 2019	254,580	$3.15
Vested and unissued at June 30, 2019	17,501	$3.26

Vested and unissued awards at June 30, 2019 represents RSU awards granted on August 16, 2018 for which the vesting date was June 30, 2019, but for which issuance of the awards occurred on the next business day, July 1, 2019. Unrecognized compensation expense related to the remaining unvested RSUs was $668,025 at June 30, 2019, which the Company expects to recognize over a weighted-average remaining service period of 2.70 years.

Stock-based compensation expense recorded in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Selling, general and administrative	$217,195	$173,666	$399,176	$1,275,658
Research and development	58,234	49,189	106,684	80,098
Cost of product and product-related services revenue	11,903	19,065	22,718	29,622
	$287,332	$241,920	$528,578	$1,385,378

Stock-based compensation expense for the six months ended June 30, 2018 included $1.0 million of selling, general and administrative compensation expense relating to the issuance of 259,551 shares under RSUs granted to the Company’s executive officers in January 2018 at a grant date fair value of $3.84 per share. The RSUs vested in full on January 29, 2018.

Note 14. Leases

Operating Leases

The Company leases office space and equipment under agreements classified as operating leases that expire on various dates through 2023. The Company’s most significant active leases as of June 30, 2019 are for office and manufacturing space in Tucson, Arizona, which expire in 2021. The Company also leases a development laboratory space in San Carlos, California, which expires in 2023. The Company’s leases do not include any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right-of-use assets as the Company is not reasonably certain to exercise the options. Annual rent increases are included in the calculation of the operating lease right-of-use assets. Variable expenses generally represent the Company’s share of the landlord’s operating expenses and are recorded when incurred. Incremental borrowing rates used to discount future lease payments in calculating lease liabilities were estimated by reference to the rate on the Company’s MidCap Term Loan. The Company does not have any operating lease arrangements where it acts as a lessor.

The components of lease cost for operating leases were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating leases
Operating lease cost	$164,550	$260,731
Variable lease cost	31,807	53,258
Operating lease expense	196,357	313,989
Short-term lease rent expense	—	1,497
Total rent expense	$196,357	$315,486

The table below summarizes other information related to the Company’s operating leases:

Six Months Ended or As of June 30, 2019
Operating cash flows from operating leases	$338,089
Establishment of operating lease liabilities arising from obtaining right-of-use assets	$1,927,652
Weighted-average remaining lease term – operating leases	2.7
Weighted-average discount rate – operating leases	9.6%

As of June 30, 2019, remaining maturities of our operating leases, excluding short-term leases, are as follows:

Six months ended December 31, 2019	$402,451
2020	809,597
2021	327,421
2022	281,232
2023	70,847
Total	1,891,548
Less present value discount	(231,899)
Operating lease liabilities, net	$1,659,649

Prior to the Company’s adoption of ASC 842, rent expense was $143,158 and $291,255 for the three and six months ended June 30, 2018, respectively, recorded on a straight-line basis. Lease commitments as presented under ASC 840 as of December 31, 2018 were as follows:

2019	$525,745
2020	528,225
2021	53,907
2022	10,768
2023	10,768
2024 and beyond	43,073
1,172,486

Financing Leases

The Company has a number of computer equipment leases that are classified as financing leases. Incremental borrowing rates used to discount future lease payments in calculating lease liabilities were estimated by reference to information received by the Company from bankers regarding estimated current borrowing rates for collateralized loans with similar amount and duration as the leases. The Company does not have any material financing leases where it acts as a lessor. The components of lease cost for financing leases were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Financing leases
Amortization of right-of-use assets	$12,084	$26,780
Interest on lease liability	1,823	3,969
Total financing lease cost	$13,907	$30,749

The table below summarizes other information related to the Company’s financing leases:

June 30,
2019
Weighted-average remaining lease term – financing leases	2.2
Weighted-average discount rate – financing leases	9.77%

As of June 30, 2019, remaining maturities of our financing leases are as follows:

2019	$24,122
2020	33,992
2021	12,275
2022	4,636
2023	2,316
Total	77,341
Less present value discount	(10,123)
Financing lease liabilities, net	$67,218

At June 30, 2019, the Company had financing lease liabilities net of discount of $67,218, of which $36,616 was included in other current liabilities and $30,602 was included in other non-current liabilities, and financing right-of-use assets of $65,966, which were included in property and equipment, net, in the accompanying condensed consolidated balance sheet.

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

The Company has determined that SOW One, SOW Two and SOW Three (each defined below) are collaborative arrangements and that QML meets the definition of a customer under ASC 606. Additionally, each SOW is a separate contract with a single performance obligation to provide development services. Under each SOW, QML pays the Company a monthly fee for development work performed by the Company and its subcontractors (collectively, the “Monthly Fee”). The Monthly Fee is based on the employee and materials costs incurred during the month, which is subject to significant variability from period to period and unknown until the costs are incurred. Therefore, the Monthly Fee, which is based on use of hours and costs as a measure of progress, is included in the transaction price and recognized as revenue over time when the costs are incurred, and the Monthly Fee is billed to QML. It is at this time that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company and QML also will share any net profits resulting from performance of the development work as determined pursuant to the Governing Agreement. Such profit-sharing payment(s) is deemed to be variable consideration using the expected value method and is included in the transaction price upon completion of the respective SOW deliverables, acceptance of corresponding deliverables, and the mutual agreement by QML and the Company on the calculation of net profit, which is when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

Because each SOW has an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations for each SOW.

Statement of Work No. One

In June 2017, the Company and QML entered into the first statement of work under the Governing Agreement, which has been twice amended in December 2017 and March 2018 (collectively, “SOW One”). SOW One addressed the activities of the Company and QML in support of the development and potential commercialization of a NGS-based companion diagnostic assay that was the subject of a sponsor project agreement between QML and a biopharmaceutical company (“Pharma One”). In May 2018, SOW One was terminated by QML as a result of Pharma One’s termination of the development project. The Company discontinued development activities related to the project following wind down activities completed in the second quarter of 2018.

Revenue of $1,078,418 and $2,397,136 relating to SOW One was included in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2018, respectively. Costs relating to development activities conducted by the Company pursuant to SOW One of $669,994 and $1,716,115 have been included in research and development expense in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2018, respectively. There was no revenue or costs relating to SOW One during the three or six months ended June 30, 2019, and there were no accounts receivable relating to SOW One as of June 30, 2019 or December 31, 2018.

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

The initial-phase investigational-use-only (“IUO”) development activities under SOW Two and the first three amendments related to next phases, which include the use of the IUO assay developed in the initial-phase in a retrospective clinical trial and in additional disease indications, have been completed. The fourth amendment of SOW Two, effective as of February 5, 2019, contemplates the use of the IUO assay in multiple biopharmaceutical company clinical trials and additional development activities which could potentially be included in a future companion diagnostic regulatory submission.

Revenue of $1,324,284 and $1,581,983, inclusive of SOW Two Monthly Fees and $301,690 of SOW Two profit-sharing payments for both the three and six month ended June 30, 2019, has been included in collaborative development services revenue in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2019, respectively. Revenue of $869,827 and $1,480,818, reflecting SOW Two Monthly Fees and $0 and $386,369 of SOW Two profit-sharing payments has been included in collaborative development services revenue in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2018, respectively. Accounts receivable relating to SOW Two of $539,695 and $1,007,950 remained in the accompanying condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively. Costs relating to development activities conducted by the Company pursuant to SOW Two of $892,003 and $1,101,032 have been included in research and development expense in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2019, respectively, compared to $420,876 and $764,142 for the three and six months ended June 30, 2018, respectively.

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

Revenue of $47,668 and $330,289, relating to SOW Three Monthly Fees, has been included in collaborative development services revenue in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2019, respectively, compared to revenue of $939,209 and $1,434,606 reflecting SOW Three Monthly Fees and $0 and $146,491 of SOW Three profit-sharing payments for the three and six months ended June 30, 2018, respectively. Accounts receivable relating to SOW Three of $47,668 and $363,869 remained in the accompanying condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively. Costs relating to development activities conducted by the Company pursuant to SOW Three of $51,871 and $270,446 have been included in research and development expense in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2019, respectively, compared to $627,709 and $854,564 for the three and six months ended June 30, 2018, respectively.

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

Product Warranty

The following is a summary of the Company’s general product warranty reserve for the periods indicated:

	Six Months Ended June 30,
	2019	2018
Beginning balance	$63,461	$37,156
Cost of warranty claims	(36,434)	(2,358)
Increase in warranty reserve	47,612	24,857
Ending balance	$74,639	$59,655

Warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018. Expense relating to the recording of this reserve is recorded in cost of product and product-related services revenue within the accompanying condensed consolidated statements of operations.

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

Overview

We are a commercial stage RNA platform-based life sciences company focused on advancing the promise of precision medicine. Our product and service solutions are based on our proprietary next-generation HTG EdgeSeq technology that enables full RNA profiling using a small amount of biological sample, in liquid or solid forms. Our menu of HTG EdgeSeq assays is automated on our HTG EdgeSeq platform, which applies genetic sequencing tools that generate expression data in a timely manner utilizing a simplified workflow for customers. We seek to leverage key business drivers in molecular profiling for biomarker analysis and diagnostics, including the acceleration of precision medicine, the migration of molecular testing to NGS-based applications, the movement to smaller and less invasive biopsies, the need for greater diagnostic sensitivity, the need to conform to challenging healthcare economics and the need for automation and an easily deployable workflow. For example, these capabilities enable customers to extend the use of limited biological samples for retrospective analysis, gaining further understanding of the molecular drivers of disease with the goal of developing biomarker-driven targeted therapies. We also believe our technology can be used in clinical applications that will simplify, consolidate and reduce the cost of NGS-based diagnostic workflows and in commercialized companion diagnostic (“CDx”) tests.

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

Our continuously growing third category of revenue, MDx product revenue, represents the sale of our CE/IVD labeled diagnostic products and the use of our RUO consumables by our customers in Europe for their own lab developed tests. To facilitate our ability to generate MDx revenue in Europe and to improve our responsiveness to customer needs on a local level, we formed HTG France in November 2018. HTG France has built an applications laboratory in Sausheim, France, which provides application support and customer service for our European accounts and provides similar sample processing services to those provided by our VERI/O laboratory in the United States, on a much smaller scale.

We have incurred significant losses since our inception, and we have never been profitable. We incurred net losses of $4.8 million and $10.2 million for the three and six months ended June 30, 2019, respectively, and $4.1 and $9.5 million for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, we had an accumulated deficit of approximately $161.2 million. As of June 30, 2019, we had available cash and cash equivalents totaling approximately $11.8 million, investments in short-term corporate and government debt securities totaling $9.8 million and had current liabilities of approximately $8.0 million. As of June 30, 2019, we had long-term liabilities of approximately $15.5 million, primarily attributable to our MidCap Term Loan, QIAGEN North American Holdings, Inc. (“QNAH”) Convertible Note and NuvoGen obligations.

Results of Operations

Comparison of the three and six months ended June 30, 2019 and 2018

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
Revenue:
Product and product-related services	$4,424,368	$2,023,312	$2,401,056	119%	$7,086,873	$3,756,858	$3,330,015	89%
Collaborative development services	1,371,952	2,887,454	(1,515,502)	(52%)	1,912,272	5,312,560	(3,400,288)	(64%)
Total revenue	5,796,320	4,910,766	885,554	18%	8,999,145	9,069,418	(70,273)	(1%)
Operating expenses:
Cost of product and product-related services revenue	2,508,371	1,450,682	1,057,689	73%	4,553,898	2,587,745	1,966,153	76%
Selling, general and administrative	4,740,710	4,764,751	(24,041)	(1%)	9,141,576	10,422,583	(1,281,007)	(12%)
Research and development	3,253,639	2,758,984	494,655	18%	5,328,387	5,348,270	(19,883)	(0%)
Total operating expenses	10,502,720	8,974,417	1,528,303	17%	19,023,861	18,358,598	665,263	4%
Operating loss	(4,706,400)	(4,063,651)	(642,749)	16%	(10,024,716)	(9,289,180)	(735,536)	8%
Loss on settlement of Growth Term Loan	—	—	—	0%	—	(105,064)	105,064	(100%)
Interest income (expense)	(84,022)	(35,533)	(48,489)	136%	(136,552)	(84,887)	(51,665)	61%
Net loss before income taxes	$(4,790,422)	$(4,099,184)	$(691,238)	17%	$(10,161,268)	$(9,479,131)	$(682,137)	7%

Revenue

We generate revenue from two primary revenue sources: revenue from RUO profiling for biopharmaceutical companies, academic research centers and molecular testing laboratories; and revenue from collaborative development services for biopharmaceutical companies under our companion diagnostic development programs. A growing third category of revenue, MDx product revenue, is revenue generated through the sale of CE/IVD labeled diagnostic products and the use by our customers in Europe of our RUO consumable products for their own lab developed tests. This revenue is included in product and product-related services revenue in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018.

RUO profiling is currently made available to our customers through product sales and service offerings. Customers can purchase our HTG EdgeSeq instrument and related consumables, which consist primarily of our proprietary molecular profiling panels and other assay components. Customers can also access our technology through contracted services. We perform these services using our HTG EdgeSeq instruments and RUO consumables to process samples in our Tucson-based VERI/O laboratory and our Sausheim France applications laboratory. Our proprietary technology is also used to develop custom RUO panels which are expected to generate future sample processing or RUO consumables revenue.

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

Total revenue increased by 18% to $5.8 million for the three months ended June 30, 2019 compared with total revenue of $4.9 million for the three months ended June 30, 2018. Total revenue for the six months ended June 30, 2019 decreased by less than 1% to $9.0 million, compared with $9.1 million for the six months ended June 30, 2018.

The increase in total revenue for the three months ended June 30, 2019 compared with total revenue for the three months ended June 30, 2018 reflects the continued strengthening of our core RUO profiling business. We saw a year over year increase in product and product-related services revenue of 119% to $4.4 million for the three months ended June 30, 2019 compared with $2.0 million for the three months ended June 30, 2018. Product and product-related services revenue increased by 89% to $7.1 million for the six months ended June 30, 2019, compared with $3.8 million for the six months ended June 30, 2018.

The decrease in total revenue for the six months ended June 30, 2019 compared with total revenue for the six months ended June 30, 2018 reflects lower collaborative development services activity relating to our Governing Agreement during the six months ended June 2019. SOW One under the Governing Agreement terminated in May 2018. SOW Two and Three remained in a period of lowered activity for both the three and six months ended June 30, 2019 as both SOWs awaited go-forward decisions by our biopharmaceutical company partners during the period.

Product and product-related services revenue

          Product and product-related services revenue, which includes revenue generated through the sale of our HTG EdgeSeq instruments and RUO and MDx consumables and from services performed for customers in our VERI/O laboratory using our proprietary RUO technology was $4.4 million and $7.1 million for the three and six months ended June 30, 2019, respectively, compared with $2.0 million and $3.8 million for the three and six months ended June 30, 2018, respectively, and was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Product revenue:
RUO instruments	$545,699	$273,509	$589,528	$284,867
MDx instruments	—	—	96,587	—
RUO consumables	735,008	587,440	1,043,276	793,253
MDx consumables	24,462	5,660	117,012	51,859
Total product revenue	1,305,169	866,609	1,846,403	1,129,979
Product-related services revenue:
Custom RUO assay development	1,481,318	176,697	1,849,177	303,724
RUO sample processing	1,637,881	980,006	3,391,293	2,323,155
Total product-related services revenue	3,119,199	1,156,703	5,240,470	2,626,879
Total product and product-related services revenue	$4,424,368	$2,023,312	$7,086,873	$3,756,858

The increase in product revenue in the first half of 2019 compared with the same period in 2018 is due to increases in both instrument and consumable product revenue. Our increase in total instrument revenue reflects the sale of five HTG EdgeSeq instruments in the first half of 2019 compared with four in the first half of 2018, and additional instrument service contracts in both the United States and Europe. RUO and MDx consumables product revenue increased over 2018 as a result of the expansion of our menu of RUO assays that is available for purchase by our growing customer base including the continued adoption of our products in Europe as a result of collaborative partnerships and the continued exposure of our RUO and MDx product capabilities in the European market.

Product-related services revenue, consisting of RUO sample processing using our HTG EdgeSeq instruments and consumables and custom RUO assay development, increased by 170% and 99% to $3.1 million and $5.2 million for the three and six months ended June 30, 2019, respectively, compared with $1.2 million and $2.6 million for the three and six months ended June 30, 2018, respectively. Product-related services revenue represented 54% and 58% of our total revenue for the three and six months ended June 30, 2019, respectively, compared with 24% and 29% of total revenue for the three and six months ended June 30, 2018, respectively. The increase in service revenue for the three and six months ended June 30, 2019 compared with the same periods in 2018 primarily reflects RUO programs using previously developed clinical trial assays and custom assay development programs for several biopharmaceutical company customers. These customers continue to primarily gain access to our technology through the purchase of our services, resulting in an increased consumption of our RUO assay kits to process samples in our VERI/O laboratory. Additionally, the increase in consumables product revenue reflects a growing number of customers, primarily in Europe, who purchase our products for diagnostic use in their own facilities. While we expect this trend to continue in Europe as additional customers adopt our technology for diagnostic use in their facilities, we expect our overall revenue mix to continue to contain a greater portion of biopharmaceutical service revenue in the near term until we enter the commercial, clinical diagnostic market in the United States.

We expect the growth in our profiling business to continue as a result of our focus on the continued expansion of our menu of proprietary RUO profiling assays, including the expected release of additional new assays during the remainder of 2019 and expansion of our previously released assays for use with alternate NGS-based platforms. For example, in July 2019, we announced that our HTG EdgeSeq DLBCL Cell of Origin Assay and the HTG EdgeSeq Lung Fusions RUO Assay are now compatible with the Thermo Fisher Scientific Ion Torrent Ion S5 platform.

Collaborative development services revenue

Collaborative development services revenue includes services performed on biopharmaceutical company companion diagnostic development programs using our HTG EdgeSeq proprietary technology to develop, validate in clinical trials, seek regulatory approvals for and commercialize CDx assays for biopharmaceutical company therapeutics. Collaborative development services revenue, consisting of precision diagnostic program services performed for biopharmaceutical companies pursuant to our Governing Agreement with QML, decreased by 52% and 64% to approximately $1.4 million and $1.9 million for the three and six months ended June 30, 2019, respectively, compared with approximately $2.9 million and $5.3 million for the three and six months ended June 30, 2018, respectively, representing 24% and 21% of our total revenue for the three and six months ended June 30, 2019, respectively compared with 59% for each of the three and six months ended June 30, 2018. Collaborative development services revenue included $0.3 million in profit-sharing payments for both the three and six months ended June 30, 2019 compared with $0.5 million and $0.6 million in profit-sharing payments for the three and six months ended June 30, 2018, respectively.

The variability in collaborative development services revenue from one period to the next is reflective of the number of active programs in each of these periods, the amount and timing of work to be performed under each program, the timing and number of development deliverables and the timing and amount of any profit-sharing payments earned under these agreements. For both the three and six months ended June 30, 2019, there were two active collaborative development services programs, down from three programs during the same periods in 2018. In addition, both active programs had lower development activity during the three and six months ended June 30, 2019 as each awaited a go-forward decision during the period. A decision was announced during the three months ended June 30, 2019 that one of our biopharmaceutical company partners evaluating the use of an HTG assay to support a regulatory submission under a statement of work decided not to go forward. Despite this announcement, development activities are expected to continue under both active statements of work under the Governing Agreement, with additional possible opportunities for the development and potential commercialization of NGS-based clinical diagnostic assays in support of one or more drug development programs in the future.

We anticipate that collaborative development services revenue for the second half of 2019 will continue to be lower than the same period in 2018. This is primarily because the initial investigational use assays are completed under both SOWs, and the remaining activity is in the clinical trial stage, which will most likely limit our collaborative development services revenue from active programs.

Cost of product and product-related services revenue

Cost of product and product-related services revenue includes product-related and services-related costs. Product-related costs include the aggregate costs incurred in manufacturing, delivering, installing and servicing instruments and consumables. The components of our product-related services costs of revenue include material, subcomponent and servicing costs, manufacturing costs incurred internally (which include direct labor costs), and equipment and infrastructure expenses associated with the manufacturing and distribution of our products. Services-related costs include costs incurred in our VERI/O and French applications laboratories, such as direct labor, consumables and lab supplies, equipment and infrastructure expenses associated with operating our laboratories and third-party subcontractor service costs. Our cost of product and product-related services revenue includes fixed costs comprised primarily of manufacturing and service headcount, field service engineers, equipment and facilities. Due to the fixed nature of certain expenses, such as overhead, equipment and infrastructure, associated with our regulated industry and our expectations for further growth in customer demand, we expect our cost of product and product-related services revenue as a percentage of product and product-related services revenue to decrease over time as we increase product and product-related services revenue, further absorbing these fixed costs.

Cost of product and product-related services revenue increased by 73% and 76% to $2.5 million and $4.6 million for the three and six months ended June 30, 2019, respectively, compared with $1.5 million and $2.6 million for the three and six months ended June 30, 2018, respectively. This increase primarily reflects the increase in product and product‑related services revenue from 2018 to 2019. The increase in costs as a percentage of product and product-related services revenue is primarily the result of lower margin subcontracted laboratory services relating to ongoing biopharmaceutical company customer programs for which the related revenue is included in our product-related services revenue for the three and six months ended June 30, 2019.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of personnel costs for our sales and marketing, regulatory, legal, executive management and finance and accounting functions. The expenses also include third-party professional and consulting fees incurred by these functions, promotional expenses and facility and overhead costs for our administrative offices. Selling, general and administrative expenses remained consistent for the three months ended June 30, 2019 and 2018 at $4.8 million. Selling, general and administrative expenses decreased by $1.3 million to $9.2 million for the six months ended June 30, 2019 compared with $10.4 million for the six months ended June 30, 2018. The decrease in our selling, general and administrative expenses is primarily due to compensation expenses, including issuance of 259,551 shares of executive officer restricted stock units at a grant date fair value of $3.84 per share, resulting in approximately $1.0 million of additional non-cash, stock-based compensation expense for the six months ended June 30, 2018.

Research and development expenses

Research and development expenses represent costs incurred to perform collaborative development services, to develop new proprietary panels and corresponding assays and to develop new technology and improve upon our existing platform. These expenses include payroll and related expenses, consulting fees, laboratory supplies, facilities and equipment costs. Research and development costs are expensed as incurred. Research and development expenses increased by $0.5 million to $3.3 million for the three months ended June 30, 2019 compared with $2.8 million for the three months ended June 30, 2018. The increase in research and development expenses for the three months ended June 30, 2019 reflects a focus on the development of additional proprietary assays in 2019 and development of our diagnostic breast panel, including expenses associated with the buildout of a California-based development laboratory for use in diagnostic product development. Research and development expenses were $5.3 million for each of the six months ended June 30, 2019 and 2018.

Cash Flows for the six months ended June 30, 2019 and 2018

          The following table summarizes the primary sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$(8,766,885)	$(7,006,499)
Investing activities	12,790,234	(35,608,515)
Financing activities	(637,678)	38,420,770
Effect of exchange rate on cash	(4,682)	–
Increase (decrease) in cash, cash equivalents and restricted cash	$3,380,989	$(4,194,244)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2019 was $8.8 million compared with $7.0 million for the six months ended June 30, 2018. Net cash used in operating activities for the six months ended June 30, 2019 reflected (i) a net loss of $10.2 million; (ii) net non-cash items of $1.3 million, consisting primarily of depreciation and amortization of $0.6 million and stock-based compensation of $0.5 million; and (iii) a net cash inflow from changes in balances of operating assets and liabilities of $0.1 million. This net cash inflow was primarily due to an increase in accounts receivable and accounts payable relating to third party subcontracted services for customer programs in the second quarter of 2019, partially offset by a decrease in accrued liabilities as a result of the payment of annual performance-based bonuses in the first quarter 2019.

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

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2019 was $12.8 million compared with net cash used in investing activities for the six months ended June 30, 2018 of $35.6 million. Net cash provided by investing activities for the six months ended June 30, 2019 consisted primarily of maturities of available-for-sale securities of $22.4 million, partially offset by purchases of available-for-sale securities of $9.3 million.

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

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2019 was $0.6 million compared with net cash provided by financing activities for the six months ended June 30, 2018 of $38.4 million. Net cash used in financing activities for the six months ended June 30, 2019 consisted primarily of $0.7 million of payments made on our outstanding NuvoGen obligation, partially offset by $0.2 million of proceeds from the exercise of stock options and from shares purchased under our stock purchase plans.

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

Liquidity and Capital Resources

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock, the incurrence of debt and cash received from product sales, services revenue and other income. As of June 30, 2019, we had $21.6 million in cash, cash equivalents and investments in short-term available-for-sale securities, and $17.8 million of liabilities outstanding relating to our MidCap Term Loan, NuvoGen and QNAH Convertible Note obligations and our financing and operating leases.

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

LIBOR is currently scheduled to be phased out in 2021. Before LIBOR is phased out, we may need to renegotiate the MidCap Credit Facility to replace LIBOR with a new standard, which has yet to be established. The consequences of these developments cannot be entirely predicted but could result in higher interest rates on our loans under the MidCap Credit Facility.

The MidCap Revolving Loan provides a secured revolving credit facility in an aggregate principal amount of up to $2.0 million. We may request an increase in the total commitments under the MidCap Revolving Loan by up to an additional $8.0 million, subject to agent and lender approval and the satisfaction of certain conditions. Availability of the revolving credit facility under the MidCap Revolving Loan will be based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable and inventory, as reduced by certain reserves, if any. Though the MidCap Revolving Loan was made available upon our establishment of certain lockbox arrangements in June 2018, there were no amounts outstanding under the Midcap Revolving Loan as of June 30, 2019. The proceeds of any loans under the MidCap Revolving Loan may be used for working capital and general corporate purposes.

In March 2019, we entered into a Controlled Equity Offering Sales Agreement with Cowen and Company, LLC (“Cowen”), as sales agent, pursuant to which we have the right to offer and sell, from time to time, through Cowen, shares of our common stock having an aggregate offering price of up to $40.0 million. The shares will be offered and sold pursuant to the shelf registration statement on Form S-3 (File No. 333-229045). There can be no assurance that we will be able to access capital through the Cowen ATM Offering when needed or in sufficient amounts, or at all.

Funding Requirements

We have had recurring operating losses and negative cash flows from operations since our inception and have an accumulated deficit of approximately $161.2 million as of June 30, 2019. As of June 30, 2019, we had cash, cash equivalents and investments in short-term available-for-sale securities of approximately $21.6 million and had current liabilities of approximately $8.0 million. As of June 30, 2019, we also had $15.5 million in long-term liabilities primarily attributable to our MidCap Term Loan, NuvoGen, and QNAH Convertible Note obligations. We believe that our existing resources will be sufficient to fund our planned operations and expenditures through the midpoint of the second quarter of 2020. However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. These circumstances raise substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

Through June 30, 2019, we have not entered into any off-balance sheet arrangements as defined by applicable SEC regulations.

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

There were no changes in our critical accounting policies and estimates during the six months ended June 30, 2019 from those set forth in “Critical Accounting Policies and Significant Judgments and Estimates” in our December 31, 2018 Annual Report on Form 10-K filed with the SEC on March 7, 2019 other than the adoption of the following new accounting pronouncements in the first quarter of 2019.

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

As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risks Related to our Business and Strategy

We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.*

We have incurred losses since our inception and expect to incur losses in the future. We incurred net losses of $4.8 million and $10.2 million for the three and six months ended June 30, 2019, respectively, compared with net losses of $4.1 million and $9.5 million for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $161.2 million. We expect that our losses will continue for the foreseeable future as we will be required to invest significant additional funds to support product development, including development of our next-generation instrument platforms, development of our new HTG EdgeSeq panels, including our initial U.S. IVD assay, development of assays pursuant to our Governing Agreement with QML, and the commercialization of our HTG EdgeSeq system and proprietary consumables. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products and services. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products and services, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

We will need to raise additional capital to fund our operations in the future. If we are unsuccessful in attracting new capital, we may not be able to continue operations or may be forced to sell assets to do so. Alternatively, capital may not be available to us on favorable terms, or if at all. If available, financing terms may lead to significant dilution of our stockholders’ equity.*

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 includes disclosures regarding management’s assessment of its ability to continue as a going concern, as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. We have had recurring operating losses and negative cash flows from operations since inception, and we have an accumulated deficit of approximately $161.2 million as of June 30, 2019. As of June 30, 2019, we had cash, cash equivalents and investments in short-term available-for-sale securities of approximately $21.6 million and had current liabilities of approximately $8.0 million. As of June 30, 2019, we also had $15.5 million in long-term liabilities primarily attributable to our NuvoGen, MidCap Term Loan and QNAH Convertible Note obligations. We believe that our existing cash resources will be sufficient to fund our planned operations and expenditures through the midpoint of the second quarter of 2020. However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.

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

Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, QML and two other customers accounted for 24%, 18% and 16% of our revenue, respectively, for the three months ended June 30, 2019, and three customers accounted for 27%, 16% and 15% of our accounts receivable balance as of June 30, 2019. If orders from our top customers or the number of collaboration projects with QML are reduced or discontinued, our revenue in future periods may materially decrease. Fluctuations in our operating results may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described under the caption “Risk Factors – Risks Related to Our Business and Strategy” of this report. In addition, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. Our products involve a significant capital commitment from our customers or may depend on customer studies that have variable or indefinite timelines and accordingly, involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Also, activities performed under our Governing Agreement involve significant resource commitments by us and depend on QML activities over which we have limited control and on biopharmaceutical customer activities and studies that have variable or indefinite timelines and outcomes. We may expend significant effort in attempting to meet our development obligations under the Governing Agreement, the respective payments for which may occur in a different period. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of investors or securities analysts, our stock price may be adversely affected.

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

We intend to develop a new version of our HTG EdgeSeq system that is expected to target the lower-volume throughput lab market by enabling efficient molecular profiling of smaller quantity batches of samples. In the third quarter of 2016, we suspended the development of the Project JANUS program. If we are unable to resume or successfully develop this new version of our HTG EdgeSeq system our addressable market could be limited, which could harm our business, results of operations and financial condition.

Our HTG EdgeSeq product portfolio requires the use of NGS instrumentation and reagents and could be adversely affected by actions of third-party NGS product manufacturers over whom we have no control.

A key element of our strategy is to establish our HTG EdgeSeq system as the best sample and library preparation method for clinical applications of next-generation sequencers. We depend at least in part on the availability of NGS instrumentation and reagents, and the ability of our HTG EdgeSeq products to operate seamlessly with NGS instrumentation. Any significant interruption or delay in the ability of our HTG EdgeSeq products to operate on or with NGS instrumentation could reduce demand for our products and result in a loss of customers.

Our reputation, and our ability to continue to establish or develop our technology for clinical applications of next-generation sequencers, are dependent upon the availability of NGS instrumentation and the reliable performance of our products with NGS instrumentation. We are not able to control the providers of NGS instrumentation, which increases our vulnerability to interoperability problems with the products that they provide. For example, providers of NGS instruments may discontinue existing products, or introduce new NGS instrumentation products with little or no notice to us. This may cause some of our products not to be operable with one or more NGS instruments or may adversely affect regulatory approvals of our future IVD HTG EdgeSeq products, potentially for extended periods of time. Any interruption in the ability of our products to operate on NGS instruments could harm our reputation or decrease market acceptance of our products, and our business, financial condition and operating results may be materially and adversely affected. We also could experience additional expense in developing new products or changes to existing products to meet developments in NGS instrumentation, and our business, financial condition and operating results may be materially and adversely affected.

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

We expect to generate a portion of our revenue internationally and are subject to various risks relating to our international activities which could adversely affect our operating results.*

For the three and six months ended June 30, 2019, approximately 34% and 32% of our revenue was generated from sales originated by customers located outside of the United States, respectively, compared to 74% and 76% for the three and six months ended June 30, 2018, respectively. We expect that a percentage of our future revenue will continue to come from international sources, driven in part by activities conducted pursuant to our Governing Agreement, and we expect to expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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

We face significant competition in the life sciences research and diagnostics markets. We currently compete with both established and early-stage life sciences research companies that design, manufacture and market instruments and consumables for gene expression analysis, liquid-based specimen analysis (e.g., plasma, blood and urine), single-cell analysis, PCR, digital PCR, other nucleic acid detection and additional applications. These companies use well-established laboratory techniques such as microarrays or qPCR as well as newer technologies such as next-generation sequencing. We believe our principal competitors in the life sciences research market are Agilent Technologies, Inc., ArcherDx, Inc., BioRad Laboratories, Fluidigm Corporation, Illumina, Inc., Abbott Molecular, Luminex Corporation, Affymetrix, Inc., NanoString Technologies, Inc., entities owned and controlled by QIAGEN N.V., Roche Diagnostics, a division of the Roche Group of companies, Personal Genome Diagnostics and Thermo Fisher Scientific, Inc. In addition, there are several other market entrants in the process of developing novel technologies for the life sciences market. One or more of our competitors could develop a product that is superior to a product we offer or intend to offer, or our technology and products may be rendered obsolete or uneconomical by advances in existing technologies.

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

Pursuant to the terms of an asset purchase agreement with NuvoGen, we agreed to annually pay NuvoGen the greater of $400,000 or 6% of our yearly revenue until the total aggregate cash compensation paid to NuvoGen under the agreement equals $15.0 million. To date, we have paid NuvoGen approximately $8.8 million. Payments to NuvoGen will result in a reduction in our working capital as we continue to make payments on this obligation

Pursuant to the terms of the $3.0 million QNAH Convertible Note that we issued in October 2017, we will be required to repay the entire outstanding principal amount of the note and unpaid accrued interest thereon in October 2020, subject potentially to the terms of a future subordination agreement between QNAH and our senior lenders, provided QNAH may, at its election, convert all or any portion of the outstanding principal balance of the note and unpaid accrued interest at any time prior to the maturity date into shares of our common stock at a conversion price of $3.984 per share. Repayment of this note and unpaid accrued interest thereon at maturity would result in a reduction in our working capital, which could be significant depending on our cash position on the maturity date.

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

Changes in funding for the FDA, the Securities and Exchange Commission (“SEC”) and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.*

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

The American Medical Association Current Procedural Terminology (“CPT”) Editorial Panel created new CPT codes that could be used by our customers to report testing for certain large-scale multianalyte GSPs, including our diagnostic products, if approved. Effective January 1, 2015, these codes allow for uniform reporting of broad genomic testing panels using technology similar to ours. While these codes standardize reporting for these tests, coverage and payment rates for GSPs remain uncertain and we cannot guarantee that coverage and reimbursement for these tests will be provided in the amounts we expect, or at all. Initially, industry associations recommended that payment rates for GSPs be cross-walked to existing codes on the clinical laboratory fee schedule. On October 27, 2014, CMS issued preliminary determinations for 29 new molecular pathology codes, including the GSPs, of gapfill rather than crosswalking as recommended by the Association for Molecular Pathology. This means that local private MACs, such as Palmetto, Novidian, Novitas and Cahaba, were instructed to determine the appropriate fee schedule amounts in the first year, and CMS calculated a national payment rate based on the median of those local fee schedule amounts in the second year. This process may make it more difficult for our customers to obtain coverage and adequate reimbursement for testing services using our diagnostic products. We cannot assure that CMS and other third-party payors will establish reimbursement rates sufficient to cover the costs incurred by our customers in using our clinical diagnostic products, if approved. On September 22, 2017, gapfill pricing was set for three CPT codes which our customers may potentially utilize to obtain reimbursement, subject to regulatory limitations, for the use of our products. CPTs 81445 and 81450, for the assessment of 5-50 genes in solid and liquid tumors, respectively, were set at $602 and $760, respectively, and remains the same as of June 30, 2019. Additionally, CPT 81455 for the assessment of 51 or more genes in solid and liquid tumors was set at $2,920.

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

10.2

First Amendment to Amended and Restated IVD Test Development and Component Supply Agreement, dated April 23, 2019, by and between Illumina, Inc. and the Registrant (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2019).

10.3+	HTG Molecular Diagnostics, Inc. 2014 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2019.

Exhibit Number	Description
10.4+

Standard Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice under the HTG Molecular Diagnostics, Inc. 2014 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2019.

10.5+

Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice for Inducement Award Recipients under the HTG Molecular Diagnostics, Inc. 2014 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2019.

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

HTG Molecular Diagnostics, Inc.

Date: August 6, 2019	By:	/s/ John L. Lubniewski
John L. Lubniewski
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2019	By:	/s/ Laura L. Godlewski
Laura L. Godlewski
Vice President of Finance and Principal Accounting Officer (Principal Accounting Officer)