Form 10-Q
period 2019-09-30
HTG MOLECULAR DIAGNOSTICS, INC
filed 2019-11-12
CIK 1169987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 5, 2019, the registrant had 58,041,933 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$34,847,086	$8,432,600
Short-term investments available-for-sale, at fair value	3,037,393	22,681,049
Accounts receivable	3,933,361	5,012,678
Inventory, net of allowance of $39,403 at both September 30, 2019 and December 31, 2018	1,191,742	1,306,609
Prepaid expenses and other	854,632	519,002
Total current assets	43,864,214	37,951,938

Restricted cash	3,270,247	3,270,247
Operating lease right-of-use assets	1,370,189	—
Property and equipment, net	2,183,443	2,373,790
Other non-current assets	239,713	175,305
Total assets	$50,927,806	$43,771,280

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,016,538	$1,849,921
Accrued liabilities	1,795,129	3,358,465
Contract liabilities - current	306,154	332,711
NuvoGen obligation - current	1,327,922	1,290,234
MidCap Term Loan payable - current	1,166,667	—
Operating lease liabilities - current	773,376	—
Other current liabilities	34,011	186,043
Total current liabilities	8,419,797	7,017,374
NuvoGen obligation - non-current, net of discount	4,650,924	5,702,519
Convertible note - net of debt issuance costs	2,984,304	2,974,213
MidCap Term Loan payable - non-current, net of discount and debt issuance costs	5,654,410	6,704,641
Operating lease liabilities - non-current	820,888	—
Other non-current liabilities	280,979	280,471
Total liabilities	22,811,302	22,679,218
Commitments and Contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2019 and December 31, 2018, 58,031,230 shares issued and outstanding at September 30, 2019 and 28,585,449 shares issued and outstanding at December 31, 2018	58,031	28,585
Additional paid-in-capital	193,953,125	172,086,909
Accumulated other comprehensive income (loss)	33,675	(3,453)
Accumulated deficit	(165,928,327)	(151,019,979)
Total stockholders’ equity	28,116,504	21,092,062
Total liabilities and stockholders' equity	$50,927,806	$43,771,280

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Product and product-related services	$4,311,043	$1,314,844	$11,397,916	$5,071,702
Collaborative development services	1,093,750	3,391,534	3,006,022	8,704,094
Total revenue	5,404,793	4,706,378	14,403,938	13,775,796

Operating expenses:
Cost of product and product-related services revenue	2,939,007	1,239,702	7,492,905	3,827,447
Selling, general and administrative	4,516,341	4,709,885	13,657,917	15,132,468
Research and development	2,570,355	3,561,459	7,898,742	8,909,729
Total operating expenses	10,025,703	9,511,046	29,049,564	27,869,644
Operating loss	(4,620,910)	(4,804,668)	(14,645,626)	(14,093,848)

Other income (expense):
Interest expense	(241,860)	(234,392)	(714,623)	(650,215)
Interest income	118,860	195,652	455,071	526,588
Loss on extinguishment of Growth Term Loan	—	—	—	(105,064)
Total other income (expense)	(123,000)	(38,740)	(259,552)	(228,691)
Net loss before income taxes	(4,743,910)	(4,843,408)	(14,905,178)	(14,322,539)
Benefit from (provision for) income taxes	3,678	—	(3,170)	(3,545)
Net loss	$(4,740,232)	$(4,843,408)	$(14,908,348)	$(14,326,084)
Net loss per share, basic and diluted	$(0.15)	$(0.17)	$(0.50)	$(0.53)
Shares used in computing net loss per share, basic and diluted	31,367,044	28,434,406	29,551,836	27,184,968

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(4,740,232)	$(4,843,408)	$(14,908,348)	$(14,326,084)
Other comprehensive income (loss), net of tax effect:
Unrealized gain (loss) on short-term investments	(1,864)	2,457	2,308	(8,882)
Foreign currency translation adjustment	37,575	—	34,820	—
Total other comprehensive income (loss)	35,711	2,457	37,128	(8,882)
Comprehensive loss	$(4,704,521)	$(4,840,951)	$(14,871,220)	$(14,334,966)

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at January 1, 2019	28,585,449	$28,585	$172,086,909	$(3,453)	$(151,019,979)	$21,092,062
Exercise of stock options	21,871	22	51,548	—	—	51,570
Stock-based compensation expense	—	—	241,233	—	—	241,233
Release of restricted stock awards	13,126	13	—	—	—	13
Net share settlement of restricted stock award	(3,813)	(4)	(9,681)	—	—	(9,685)
Employee stock purchase plan expense	—	—	16,794	—	—	16,794
Net loss	—	—	—	—	(5,370,846)	(5,370,846)
Unrealized gain on short-term investments	—	—	—	3,353	—	3,353
Foreign currency translation adjustment	—	—	—	6,439	—	6,439
Balance at March 31, 2019	28,616,633	$28,616	$172,386,803	$6,339	$(156,390,825)	$16,030,933
Exercise of stock options	32,385	32	69,352	—	—	69,384
Stock-based compensation expense	—	—	287,317	—	—	287,317
Release of restricted stock awards	15,001	15	—	—	—	15
Net share settlement of restricted stock award	(4,461)	(4)	(11,148)	—	—	(11,152)
Stock issued under stock purchase plans	47,489	48	99,092	—	—	99,140
Net loss	—	—	—	—	(4,797,270)	(4,797,270)
Unrealized gain on short-term investments	—	—	—	819	—	819
Foreign currency translation adjustment	—	—	—	(9,194)	—	(9,194)
Balance at June 30, 2019	28,707,047	$28,707	$172,831,416	$(2,036)	$(161,188,095)	$11,669,992
Stock-based compensation expense	—	—	316,525	—	—	316,525
Release of restricted stock awards	30,001	30	—	—	—	30
Net share settlement of restricted stock award	(4,355)	(5)	(7,225)	—	—	(7,230)
Employee stock purchase plan expense	—	—	16,325	—	—	16,325
Issuance of common stock and warrants from the 2019 public and private offerings, net of issuance costs of $1.7 million	29,298,537	29,299	20,796,084	—	—	20,825,383
Net loss	—	—	—	—	(4,740,232)	(4,740,232)
Unrealized loss on short-term investments	—	—	—	(1,864)	—	(1,864)
Foreign currency translation adjustment	—	—	—	37,575	—	37,575
Balance at September 30, 2019	58,031,230	$58,031	$193,953,125	$33,675	$(165,928,327)	$28,116,504

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (cont’d)

(Unaudited)

	Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)

Balance at January 1, 2018	13,929,763	$13,929	$131,492,595	$-	$(134,566,061)	$(3,059,537)
Exercise of stock options	18,028	18	40,486	—	—	40,504
Stock-based compensation expense	—	—	1,143,188	—	—	1,143,188
Release of restricted stock awards	269,551	270	—	—	—	270
Net share settlement of restricted stock award	(34,769)	(35)	(133,478)	—	—	(133,513)
Employee stock purchase plan expense	—	—	14,453	—	—	14,453
Issuance of common stock from ATM Offering, net of issuance costs of $17,000	261,352	262	556,444	—	—	556,706
Issuance of common stock from the 2018 public offering, net of issuance costs of $2.6 million	13,915,000	13,915	37,710,401	—	—	37,724,316
Issuance of common stock warrants in connection with MidCap Term Loan	—	—	74,000	—	—	74,000
Net loss	—	—	—	—	(5,379,947)	(5,379,947)
Unrealized loss on short-term investments	—	—	—	(11,151)	—	(11,151)
Balance at March 31, 2018	28,358,925	$28,359	$170,898,089	$(11,151)	$(139,946,008)	$30,969,289
Exercise of stock options	15,623	16	28,993	—	—	29,009
Stock-based compensation expense	—	—	241,920	—	—	241,920
Stock issued under stock purchase plans	39,976	40	77,275	—	—	77,315
Net loss	—	—	—	—	(4,102,729)	(4,102,729)
Unrealized loss on short-term investments	—	—	—	(188)	—	(188)
Balance at June 30, 2018	28,414,524	$28,415	$171,246,277	$(11,339)	$(144,048,737)	$27,214,616
Exercise of stock options	62,513	62	134,598	—	—	134,660
Stock-based compensation expense	—	—	257,975	—	—	257,975
Stock issued under stock purchase plans	2,304	2	25,024	—	—	25,026
Net loss	—	—	—	—	(4,843,408)	(4,843,408)
Unrealized gain on short-term investments	—	—	—	2,457	—	2,457
Balance at September 30, 2018	28,479,341	$28,479	$171,663,874	$(8,882)	$(148,892,145)	$22,791,326

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(14,908,348)	$(14,326,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	920,863	1,126,230
Accretion of discount on NuvoGen obligation	(10,273)	(9,125)
Provision for excess inventory	126,582	63,840
Amortization of Growth Term Loan discount and issuance costs	—	62,951
Loss on extinguishment of Growth Term Loan	—	105,064
Write-off of ATM offering costs	108,883	—
Amortization of QNAH Convertible Note issuance costs	10,091	10,090
Amortization of MidCap Credit Facility discount and issuance costs	128,476	92,060
Stock-based compensation expense	845,133	1,643,353
Employee stock purchase plan expense	49,914	43,932
Amortization of operating lease right-of-use assets	329,248	—
Amortization of incentive from landlord	—	(106,500)
Accrued interest on available-for-sale securities investments	(231,272)	(292,308)
Changes in operating assets and liabilities:
Accounts receivable	1,079,317	2,994,935
Inventory	(11,715)	24,986
Prepaid expenses and other	(383,643)	(245,488)
Deferred offering costs	—	2,953
Accounts payable	928,454	(123,266)
Accrued liabilities	(1,526,835)	(1,216,171)
Contract liabilities	152,681	(449,911)
Operating lease liabilities	(446,403)	—
Net cash used in operating activities	(12,838,847)	(10,598,459)
Investing activities
Purchase of property and equipment	(753,430)	(857,899)
Sales, redemptions and maturities of available-for-sale securities	30,800,000	15,800,000
Purchase of available-for-sale securities	(10,922,764)	(43,129,605)
Net cash provided by (used in) investing activities	19,123,806	(28,187,504)
Financing activities
Proceeds from MidCap Credit Facility	—	7,000,000
MidCap Credit Facility lender fees	—	(422,390)
Payments on Growth Term Loan	—	(1,684,626)
Payments for extinguishment of Growth Term Loan	—	(4,276,988)
Proceeds from 2018 underwritten public offering, net of underwriting discounts, commissions and costs of $2.6 million	—	37,724,316
Proceeds from 2019 underwritten public and private offerings, net of underwriting discounts, commissions and costs of $1.7 million	21,102,077	—
Proceeds from ATM Offering, net	—	556,706
Payments on NuvoGen obligation	(1,003,634)	(729,739)
Payments on financing leases	(34,928)	(59,186)
Proceeds from exercise of stock options	120,954	204,173
Taxes paid for net share settlement of restricted stock awards	(28,067)	(133,513)
Proceeds from shares purchased under stock purchase plans	82,345	72,862
Payment of deferred offering costs	(139,058)	—
Net cash provided by financing activities	20,099,689	38,251,615

Effect of exchange rates on cash	29,838	—

Increase (decrease) in cash, cash equivalents and restricted cash	26,414,486	(534,348)
Cash, cash equivalents and restricted cash at beginning of period	11,702,847	9,968,600

Cash, cash equivalents and restricted cash at end of period	$38,117,333	$9,434,252

Supplemental disclosure of noncash investing and financing activities
Fixed asset purchases payable and accrued at period end	$21,381	$29,615
Adoption of ASC 842, Leases	694,352	—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	1,005,085	—
Offering costs payable and accrued at period end	276,694	—
Equipment purchased through capital leases	—	63,809
Carrying value of demonstration units transferred from property and equipment to inventory	—	49,245
MidCap Term Loan fees and warrant discount	—	389,000
Supplemental cash flow information
Cash paid for interest	$521,538	$369,360
Cash paid for taxes	3,170	3,545

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

The Company operates in one segment and its customers are located primarily in the United States and Europe. For the three and nine months ended September 30, 2019 approximately 29% and 31%, respectively, of the Company’s revenue was generated from sales originated by customers located outside of the United States, compared with 79% and 77% for the three and nine months ended September 30, 2018, respectively. Sales to customers located outside of the United States resulted primarily from collaborative development services revenue generated from the Master Assay Development, Commercialization and Manufacturing Agreement (the “Governing Agreement”) with QIAGEN Manchester Limited (“QML”) (see Note 9), which accounted for 70% and 68% of sales to customers located outside of the United States for the three and nine months ended September 30, 2019, respectively, compared to 92% and 82% for the three and nine months ended September 30, 2018, respectively.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect the accounts of the Company as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements. The accompanying condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and the results of its operations and cash flows, as of and for the periods presented. The accompanying condensed consolidated balance sheets at December 31, 2018 have been derived from the audited consolidated financial statements at that date but do not include all of the information and disclosures required by US GAAP for annual financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2019.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Liquidity

In September 2019, the Company successfully completed an underwritten public offering of 29,298,537 shares of its common stock, including 3,821,548 shares sold pursuant to the full exercise of the underwriter’s option to purchase additional shares, at a price of $0.65 per share (see Note 13). The aggregate net proceeds from the offering were approximately $17.6 million, after deducting underwriting discounts and commissions and offering expenses. In addition, the Company sold, in a concurrent private placement transaction an aggregate of 5,411,687 pre-funded warrants, exercisable for up to an aggregate of 5,411,687 shares of common stock, for aggregate net proceeds of approximately $3.1 million, after deducting the placement agent fee and offering expenses.

The Company believes that its existing resources will be sufficient to fund its planned operations and expenditures for at least the next 12 months from the issuance of these condensed consolidated financial statements. However, the Company will need to raise additional capital to fund its operations and service its near and long-term debt obligations until its revenue reaches a level sufficient to provide for self-sustaining cash flows. There can be no assurance that additional capital will be available on acceptable terms, or at all, or that the Company’s revenue will reach a level sufficient to provide for self-sustaining cash flows. If sufficient additional capital is not available as and when needed, the Company may have to delay, scale back or discontinue one or more product development programs, curtail its commercialization activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that the Company otherwise would have sought to develop or commercialize independently, cease operations altogether, pursue a sale of the Company at a price that may result in up to a total loss on investment for its stockholders, file for bankruptcy or seek other protection from creditors, or liquidate all assets. In addition, if the Company defaults under its term loan agreement, its lenders could foreclose on its assets, including substantially all of its cash and cash equivalents which are held in accounts with its lenders.

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

The Company’s top two customers accounted for 39% and 20% of the Company’s total revenue for the three months ended September 30, 2019, compared with the Company’s top two customers accounting for 72% and 10% of the Company’s total revenue for the three months ended September 30, 2018. The top three customers accounted for 23%, 22% and 21% of the Company’s total revenue for the nine months ended September 30, 2019 compared to the Company’s top two customers which accounted for 63% and 10% for the nine months ended September 30, 2018.

The Company’s top two customers accounted for approximately 43% and 30% of the Company’s accounts receivable as of September 30, 2019. The Company’s top four customers accounted for approximately 44%, 27% and two customers accounting for 11% each as of December 31, 2018.

The Company currently relies on a single supplier to supply a subcomponent used in the HTG EdgeSeq processors. A loss of this supplier could significantly delay the delivery of processors, which in turn could materially affect the Company’s ability to generate revenue.

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those previously disclosed in the Company’s Annual Report on Form 10-K, filed with the SEC on March 7, 2019, other than the adoption of the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”) and its related amendments as of January 1, 2019.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sum to the ending total of the same such amounts shown in the accompanying condensed consolidated statements of cash flows.

	September 30,
	2019	2018
Cash and cash equivalents	$34,847,086	$6,164,005
Restricted cash - non-current	3,270,247	3,270,247
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$38,117,333	$9,434,252

Amounts included in restricted cash represent those required to be set aside in escrow under the terms of the MidCap Term Loan to collateralize the payment that will be due upon maturity of the QNAH Convertible Note (see Note 8). The amounts will be released to the Company upon subsequent delivery of subordination documents for the QNAH Convertible Note to MidCap or conversion of the QNAH Convertible Note into the Company’s common stock. If neither occurs, the amount will be applied by the escrow agent to repay in full the QNAH Convertible Note at maturity (or in connection with a prepayment at the direction of the Company) subject to the terms of the MidCap Term Loan.

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

In October 2017, the Company received $3.0 million in gross proceeds from and issued the QNAH Convertible Note in that principal amount to, QNAH. As of September 30, 2019, the estimated aggregate fair value of the QNAH Convertible Note is approximately $2.9 million, based on a discounted cash flow approach and utilizing an option pricing model to value the conversion feature, with key assumptions including expected volatility, discount rates, term and risk-free rates.

The NuvoGen obligation is an obligation relating to an asset purchase transaction with a then-common stockholder of the Company. As of September 30, 2019, the estimated aggregate fair value of the NuvoGen obligation is approximately $5.5 million, determined using a Monte Carlo simulation with key assumptions including future revenue, volatility, discount and risk-free rates.

The estimated fair values of the QNAH Convertible Note and the NuvoGen obligation represent Level 3 measurements.

Leases

Effective January 1, 2019, the Company accounts for its leases under ASC 842. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For financing leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded to rent expense as incurred.

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

New Accounting Pronouncements

The following are new FASB ASUs that have not been adopted by the Company as of September 30, 2019:

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which was subsequently amended by ASU 2018-19, which requires the measurement of expected credit losses for financial instruments carried at amortized cost held at the reporting date based on historical experience, current conditions and reasonable forecasts. The updated guidance also amends the current other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements, given the high credit quality of the obligors to its available-for-sale debt securities and its limited history of bad debt expense relating to trade accounts receivable.

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

Note 3. Inventory

Inventory, net of allowance, consisted of the following as of the dates indicated:

	September 30,	December 31,
	2019	2018
Raw materials	$818,796	$853,228
Work in process	161,184	168,937
Finished goods	211,762	284,444
Inventory, net	$1,191,742	$1,306,609

The reserve for shrinkage and excess raw material inventory was $39,403 as of both September 30, 2019 and December 31, 2018. For the three and nine months ended September 30, 2019, the Company recorded adjustments to the provision for excess inventory of $81,582 and $126,582, respectively, compared to $40,307 and $63,840 for the three and nine months ended September 30, 2018, respectively. Adjustments in these periods to the allowance for estimated shrinkage, obsolescence and excess inventory have been included in cost of product and product-related services revenue in the accompanying condensed consolidated statements of operations.

HTG EdgeSeq instruments at customer locations under evaluation agreements are included in finished goods inventory. Finished goods inventory under evaluation as of September 30, 2019 was $57,517 compared to $143,271 as of December 31, 2018.

Note 4. Fair Value Instruments

Financial assets and liabilities measured at fair value are classified in their entirety in the fair value hierarchy based on the lowest level input significant to the fair value measurement. The following table classifies the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018 in the fair value hierarchy:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$33,666,299	$549,106	$—	$34,215,405
Investments available-for-sale at fair value
U.S. government obligations	—	—	—	—
Corporate debt securities	—	3,037,393	—	3,037,393
Total	$33,666,299	$3,586,499	$—	$37,252,798

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$6,923,255	$998,400	$—	$7,921,655
Investments available-for-sale at fair value
U.S. government obligations	6,031,515	—	—	6,031,515
Corporate debt securities	—	16,649,534	—	16,649,534
Total	$12,954,770	$17,647,934	$—	$30,602,704

There are no other financial instruments subject to fair value measurement on a recurring basis. Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and nine months ended September 30, 2019 or for the year ended December 31, 2018.

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

Fair values of these assets and liabilities are based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not adjust any of the valuations received from these third parties with respect to any of its Level 1 or 2 securities for the nine-month period ended September 30, 2019 or the year-ended December 31, 2018 and did not have any Level 3 financial assets or liabilities during either of these periods.

Note 5. Available-for-Sale Securities

The Company’s portfolio of available-for-sale securities consists of U.S. Treasuries and high credit quality corporate debt securities. The following is a summary of the Company’s available-for-sale securities at September 30, 2019 and December 31, 2018:

	September 30, 2019
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
Corporate debt securities	3,037,393	—	—	3,037,393
Total available-for-sale securities	$3,037,393	$—	$—	$3,037,393

	December 31, 2018
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
U.S. Treasury securities	$6,032,844	$—	$(1,329)	$6,031,515
Corporate debt securities	16,650,513	—	(979)	16,649,534
Total available-for-sale securities	$22,683,357	$—	$(2,308)	$22,681,049

There were no gross unrealized losses relating to the Company’s available-for-sale securities investments as of September 30, 2019. The net adjustment to unrealized holding gains (losses) on available-for-sale securities, net of tax in other comprehensive income totaled $(1,864) and $2,308 for the three and nine months ended September 30, 2019, respectively and $2,457 and $(8,882) for the three and nine months ended September 30, 2018, respectively.

Contractual maturities of debt investment securities at September 30, 2019 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Under
	1 Year	1 to 2 Years	Total
Corporate debt securities	3,037,393		3,037,393
Total available-for-sale securities	$3,037,393	$—	$3,037,393

For debt securities, the Company determines whether it intends to sell or if it is more likely than not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. The Company conducts a regular assessment of its debt securities with unrealized losses to determine whether securities have other-than-temporary impairment considering, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, market conditions and whether the Company intends to sell or it is more likely than not that the Company will be required to sell the debt securities. The Company did not have any other-than-temporary impairment in its available-for-sale securities at September 30, 2019.

Note 6. Property and Equipment

Property and equipment, net, consists of the following as of the dates indicated:

	September 30,	December 31,
	2019	2018
Furniture & fixtures	$1,006,555	$791,973
Leasehold improvements	1,978,255	1,930,300
Equipment used in manufacturing	2,299,854	2,297,797
Equipment used in research & development	1,883,775	1,456,954
Equipment used in the field	182,762	125,253
Software	373,683	373,683
Construction in progress	—	19,246
	7,724,884	6,995,206
Less: accumulated depreciation and amortization	(5,541,441)	(4,621,416)
	$2,183,443	$2,373,790

Depreciation and leasehold improvement amortization expense was $317,383 and $920,863 for the three and nine months ended September 30, 2019, respectively, and $347,886 and $1,126,230 for the three and nine months ended September 30, 2018, respectively.

Note 7. Accrued Liabilities

Accrued liabilities consist of the following as of the dates indicated:

	September 30,	December 31,
	2019	2018
Accrued employee bonuses	$884,871	$2,150,418
Payroll and employee benefit accruals	399,728	698,969
Accrued professional fees	29,490	60,400
Accrued interest	221,284	156,492
Other accrued liabilities	259,756	292,186
	$1,795,129	$3,358,465

Note 8. Debt Obligations

Growth Term Loan

Total amortization expense for warrant, final fee and original issuance discounts in connection with the growth capital term loans under the Loan and Security Agreement dated August 22, 2014 between the Company and Oxford Finance, LLC and Silicon Valley Bank (the “Growth Term Loan”) was $0 for both the three and nine months ended September 30, 2019, and $0 and $59,969 for the three and nine months ended September 30, 2018, respectively. Deferred financing cost amortization expense relating to the Growth Term Loan was $0 for both the three and nine months ended September 30, 2019 and $0 and $2,982 for the three and nine months ended September 30, 2018, respectively. The amortization expense is included in interest expense in the accompanying condensed consolidated statements of operations. The Company recorded no discounts associated with the Growth Term Loan in the accompanying condensed consolidated balance sheets as of both September 30, 2019 and December 31, 2018.

Extinguishment of Growth Term Loan upon MidCap Credit Facility Closing

In March 2018, the Company repaid all principal and interest amounts outstanding under the Growth Term Loan in an aggregate amount equal to approximately $4.3 million, including collateral agent legal fees and prepayment fees. The repayment was funded with net proceeds from the MidCap Credit Facility (see description of the MidCap Credit Facility below). As a result of the repayment, the Company recorded a loss on extinguishment of the Growth Term Loan of $0 for the three months ended September 30, 2018 and $105,064, including remaining unamortized discounts of $67,272 and prepayment and other Growth Term Loan lender fees, in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2018. All obligations under the Growth Term Loan were terminated upon extinguishment of the Growth Term Loan.

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

There have been no significant modifications to terms and conditions of the MidCap Credit Facility since the disclosures made in the Company’s Annual Report on Form 10-K, filed with the SEC on March 7, 2019. The remaining principal repayments due under the MidCap Term Loan as of September 30, 2019 are as follows for each fiscal year:

2019	$—
2020	1,750,000
2021	2,333,333
2022	2,333,333
2023	583,334
Total MidCap Term Loan payments	7,000,000
Less discount and deferred financing costs	(493,923)
Plus final fee premium	315,000
Total MidCap Term Loan, net	$6,821,077

The Company recognized approximately $493,923 and $610,359 of debt discount associated with the MidCap Term Loan, resulting from fees and debt issuance costs, in MidCap Term Loan payable – non current, net of discount and debt issuance costs in the accompanying condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively. Costs incurred in connection with the issuance of the Midcap Revolving Loan of $55,028 and $67,068 are presented as MidCap Revolving Loan costs in other non-current assets in the accompanying condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively.

Amortization of the debt discount associated with the MidCap Term Loan was approximately $43,321 and $116,435 for the three and nine months ended September 30, 2019, respectively, compared to $39,910 and $83,766 for the three and nine months ended September 30, 2018, respectively. Amortization of deferred MidCap Revolving Loan costs was $4,058 and $12,040 for the three and nine months ended September 30, 2019, respectively, compared to $4,058 and $8,294 for the three and nine months ended September 30, 2018, respectively. Amortization of both the debt discount and the revolving loan costs is included in interest expense in the accompanying condensed consolidated statements of operations.

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

Note 9. Revenue from Contracts with Customers

Product and Product-related Services Revenue

The Company had product and product-related services revenue consisting of revenue from the sale of RUO and MDx instruments and consumables and the use of the HTG EdgeSeq proprietary technology to process samples and design custom RUO assays for the three and nine months ended September 30, 2019 and 2018 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Product revenue:
RUO instruments	$324,023	$24,844	$913,551	$309,711
MDx instruments	90,468	—	187,055	—
RUO consumables	1,026,221	283,635	2,069,497	1,076,888
MDx consumables	32,165	144,264	149,177	196,123
Total product revenue	1,472,877	452,743	3,319,280	1,582,722
Product-related services revenue:
Custom RUO assay development	2,129,251	262,044	3,978,428	565,768
RUO sample processing	708,915	600,057	4,100,208	2,923,212
Total product-related services revenue	2,838,166	862,101	8,078,636	3,488,980
Total product and product-related services revenue	$4,311,043	$1,314,844	$11,397,916	$5,071,702

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

Product revenue includes four categories of instrument and consumable revenue, all accounted for under the policies outlined above. RUO instrument and consumable revenue includes the sale of our RUO profiling products, including instruments, instrument support contracts and RUO assay kits to biopharmaceutical companies, academic research centers and molecular testing laboratories to be used for research use only. MDx instrument and consumable revenue is revenue generated from the sale of CE/IVD labeled diagnostic products and the sale of our RUO instrument and consumable products to customers using these products in their lab-developed tests.

The Company recognized revenue of $0 and $68,820 of product revenue from performance obligations that were satisfied in previous periods for the three and nine months ended September 30, 2019, respectively, compared to $0 for both the three and nine months ended September 30, 2018.

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

The Company recognized revenue of approximately $0 and $41,137 of custom RUO assay design revenue from performance obligations that were satisfied in previous periods for the three and nine months ended September 30, 2019, respectively, compared to $0 for both the three and nine months ended September 30, 2018.

Collaborative Development Services Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Collaborative development services	$1,093,750	$3,391,534	$3,006,022	$8,704,094

The Company follows ASC 606, Revenue from Contracts with Customers and ASC 808, Collaborative Arrangements to determine the appropriate recognition of revenue under our collaborative research, development and commercialization agreements that contain multiple elements. For the three and nine months ended September 30, 2019 and 2018 all collaborative development services revenue was generated from statements of work (each, an “SOW”) entered into under the Company’s Master Assay Development, Commercialization and Manufacturing Agreement with QML.

Master Assay Development, Commercialization and Manufacturing Agreement

In November 2016, the Company entered into the Governing Agreement, which created the framework for QML and the Company to combine their technological and commercial strengths to offer biopharmaceutical companies a complete NGS-based solution for the development, manufacture and commercialization of companion diagnostic assays. Under the Governing Agreement, the parties jointly sought companion diagnostic programs with biopharmaceutical companies, with QML entering into sponsor project agreements with interested biopharmaceutical companies for specified projects, and QML and the Company entering into statements of work which set forth the rights and obligations of QML and the Company with respect to each project. During the period of this report there were no significant modifications or financial events relating to the Governing Agreement since the disclosures made by the Company in its Annual Report on Form 10‑K, filed with the SEC on March 7, 2019. See Item 5 of Part II of this Quarterly Report for discussion of subsequent event related to the Governing Agreement.

The Company has determined that SOW One, SOW Two and SOW Three (each defined below) are collaborative arrangements and that QML meets the definition of a customer under ASC 606. Additionally, each SOW is a separate contract with a single performance obligation to provide development services. Under each SOW, QML pays the Company a monthly fee for development work performed by the Company and its subcontractors (collectively, the “Monthly Fee”). The Monthly Fee is based on the employee and materials costs incurred during the month, which is subject to significant variability from period to period and unknown until the costs are incurred. Therefore, the Monthly Fee, which is based on use of hours and costs as a measure of progress, is included in the transaction price and recognized as revenue over time when the costs are incurred, and the Monthly Fee is billed to QML. It is at this time that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company and QML also will share any net profits resulting from performance of the development work as determined pursuant to the Governing Agreement. Such profit-sharing payment(s) is (are) deemed to be variable consideration using the expected value method and is (are) included in the transaction price upon completion of the respective SOW deliverables, acceptance of corresponding deliverables, and the mutual agreement by QML and the Company on the calculation of net profit, which is when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

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

Revenue of $0 and $2,397,136 relating to SOW One was included in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2018, respectively. Costs relating to development activities conducted by the Company pursuant to SOW One of $0 and $1,716,115 have been included in research and development expense in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2018, respectively. There was no revenue or costs relating to SOW One during the three or nine months ended September 30, 2019, and there were no accounts receivable relating to SOW One as of September 30, 2019 or December 31, 2018.

Statement of Work No. Two

In October 2017, the Company and QML entered into the second statement of work under the Governing Agreement (“SOW Two”), which was made effective as of June 2, 2017 (“Onset Date”). The Company and QML amended SOW Two twice in August 2018 and two additional times, in September 2018 and in January 2019. SOW Two addresses development activities conducted by the Company and QML since the Onset Date and those expected to be further conducted by the parties in connection with what is expected to be a multi-stage project leading to the potential development and commercialization of an NGS-based companion diagnostic assay in support of one or more therapeutic development and commercialization programs for a third-party biopharmaceutical company.

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

Revenue of $627,614 and $2,209,597, inclusive of SOW Two Monthly Fees and $301,690 and $355,310 of SOW Two profit-sharing payments has been included in collaborative development services revenue in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2019, respectively. Revenue of $2,184,493 and $3,665,311, reflecting SOW Two Monthly Fees and $439,910 and $826,279 of SOW Two profit-sharing payments has been included in collaborative development services revenue in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2018, respectively. Accounts receivable relating to SOW Two of $834,974 and $1,007,950 remained in the accompanying condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively. Costs relating to development activities conducted by the Company pursuant to SOW Two of $244,673 and $1,345,705 have been included in research and development expense in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2019, respectively, compared to $1,667,303 and $2,431,445 for the three and nine months ended September 30, 2018, respectively.

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

Revenue of $466,137 and $796,425, relating to SOW Three Monthly Fees, has been included in collaborative development services revenue in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2019, respectively, compared to revenue of $1,207,041 and $2,641,647 reflecting SOW Three Monthly Fees and $209,140 and $355,631 of SOW Three profit-sharing payments for the three and nine months ended September 30, 2018, respectively. Accounts receivable relating to SOW Three of $332,444 and $363,869 remained in the accompanying condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively. Costs relating to development activities conducted by the Company pursuant to SOW Three of $348,167 and $618,613 have been included in research and development expense in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2019, respectively, compared to $682,295 and $1,536,859 for the three and nine months ended September 30, 2018, respectively.

Contract Liabilities

The Company receives up-front payments from customers for custom RUO assay design services, and occasionally for sample processing services. Payments for instrument extended warranty contracts are made in advance as are payments for certain agreed-upon capital purchases required for collaborative development service projects. The Company recognizes such up-front payments as a contract liability. The contract liability is subsequently reduced at the point in time that the data file is delivered for sample processing services or as the Company satisfies its performance obligations over time for RUO assay design, collaborative development and extended warranty services. Contract liabilities of $563,628 and $410,947 were included in contract liabilities – current and other non-current liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively. The Company expects approximately $306,155 of deferred revenue to be realized within the next twelve months and the remaining $257,473 to be realized prior to December 31, 2021.

Changes in the Company’s contract liability were as follows as of the dates indicated:

	Product Revenue	Custom RUO Assay Design	Sample Processing	Total Contract Liability
Balance at January 1, 2019	$116,547	$50,000	$244,400	$410,947
Deferral of revenue	126,425	671,885	463,814	1,262,124
Recognition of deferred revenue	(172,610)	(707,641)	(229,192)	(1,109,443)
Balance at September 30, 2019	$70,362	$14,244	$479,022	$563,628

	Product Revenue	Custom RUO Assay Design	Sample Processing	Collaborative Development Services	Total Contract Liability
Balance at January 1, 2018	$39,426	$197,606	$490,536	$110,317	$837,885
Deferral of revenue	151,461	336,080	166,291	70,918	724,750
Recognition of deferred revenue	(135,980)	(453,768)	(403,677)	(181,235)	(1,174,660)
Balance at September 30, 2018	$54,907	$79,918	$253,150	$—	$387,975

Note 10. Other Agreements

NuvoGen Obligation

Pursuant to the Company’s asset purchase agreement with NuvoGen Research, LLC (“NuvoGen”), as amended, the Company is obligated to pay NuvoGen the greater of $400,000 or 6% of annual revenue until the obligation is paid in full. In addition to fixed quarterly payments of $100,000, revenue-based payments of $224,288 and $363,686 were payable as of September 30, 2019 and December 31, 2018, respectively. There have been no significant modifications to the terms and conditions of the Company’s NuvoGen obligation since the disclosures made in the Company’s Annual Report on Form 10-K, filed with the SEC on March 7, 2019.

Minimum payments to be made in 2019 include $224,288 of revenue-based payments payable as of September 30, 2019. Minimum payments to be made in 2020 include an estimate of additional revenue-based payments to be made in 2020 relating to actual revenue generated in the first, second and third quarters of 2020, estimated using actual revenue generated in the same quarters in 2019. Minimum payments for the remaining periods include only the minimum payments for each quarterly period. Actual payments could be significantly more than provided in the table, to the extent that 6% of the Company’s annual revenue in 2020 and beyond exceeds $400,000. The remaining minimum payments to be made to NuvoGen as of September 30, 2019 are as follows for each fiscal year:

2019	$324,288
2020	1,103,635
2021	400,000
2022	400,000
2023	400,000
2024 and beyond	3,255,063
Total NuvoGen obligation payments	5,882,986
Plus interest accretion	95,860
Total NuvoGen obligation, net	$5,978,846

The Company has recorded the obligation at the estimated present value of the future payments using a discount rate of 2.5%, the Company’s estimate of its effective borrowing rate for similar obligations. The unamortized debt discount was $(95,860) and $(106,132) at September 30, 2019 and December 31, 2018, respectively. Discount accreted during the three and nine months ended September 30, 2019, was $(3,790) and $(10,273), respectively, compared to $(3,119) and $(9,125) for the three and nine months ended September 30, 2018, respectively.

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

Note 11. Net Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted loss per common share is computed similar to basic loss per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. The pre-funded warrants, described in Note 12 below, are issuable for nominal consideration of $0.01 per share, are immediately exercisable and do not expire. As such, the shares of common stock issuable upon full exercise of the pre-funded warrants (for cash) are considered outstanding in the context of loss per share, as required by ASC 260‑10‑45-13, and are included in the weighted-average number of common shares outstanding from their issuance date.

The following table provides the numerator and denominator used in computing basic and diluted net loss per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(4,740,232)	$(4,843,408)	$(14,908,348)	$(14,326,084)
Denominator:
Weighted-average shares outstanding-basic and diluted	31,367,044	28,434,406	29,551,836	27,184,968
Net loss per share, basic and diluted	$(0.15)	$(0.17)	$(0.50)	$(0.53)

The following outstanding securities were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Nine Months Ended September 30,
	2019	2018
Options to purchase common stock	2,940,990	2,148,323
Common stock warrants	236,915	237,846
Restricted stock units	247,079	249,166
QNAH convertible note	794,665	772,075

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

In September 2019, in connection with the Securities Purchase Agreement (see Note 13), the Company issued and sold an aggregate of 5,411,687 pre-funded warrants exercisable for an aggregate of 5,411,687 shares of common stock. The total exercise price of the pre-funded warrants is $0.65 per share, $0.64 of which was pre-funded and paid to the Company upon issuance of the pre-funded warrants. The remaining exercise price of the pre-funded warrants is $0.01 per share. The pre-funded warrants are immediately exercisable and do not expire. As the shares underlying the pre-funded warrants are issuable for nominal consideration of $0.01 per share, they are considered outstanding for purposes of the calculation of loss per share, as required by ASC 260-10-45-13.

The following table shows the common stock warrants outstanding as of September 30, 2019:

Shares of Common Stock Underlying Warrants	Exercise Price/Share	Expiration Date
28,713	$23.51	2024
144,772	14.00	2022
45,307	2.76	2026
18,123	7.73	2028
5,411,687	0.01	N/A

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

Prior to termination of the Sales Agreement, the Company sold 5,733,314 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of approximately $21.1 million, including an aggregate of 261,352 shares of common stock sold for gross proceeds of $0.6 million during both the three and six months ended June 30, 2018. After $0.6 million of sales commissions and $0.2 million of other offering expenses paid by the Company in connection with the ATM Offering, the Company’s aggregate net proceeds from the ATM Offering were approximately $20.2 million. Sales commissions and offering expenses have been recorded as a reduction of proceeds received in arriving at the amount recorded in additional paid-in capital in the accompanying condensed consolidated balance sheets as of December 31, 2018.

2018 Underwritten Public Offering

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

Cowen ATM Offering

In March 2019, the Company entered into a Controlled Equity Offering Sales Agreement (“Cowen Sales Agreement”) with Cowen and Company (“Cowen”), as sales agent, pursuant to which the Company has the right to offer and sell, from time to time, through Cowen, shares of the Company’s common stock, having an aggregate offering price of up to $40.0 million, by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Cowen ATM Offering”) under the Company’s shelf registration statement on Form S-3 (File No. 333-229045). Approximately $0.2 million of costs incurred in connection with the offering were capitalized as deferred offering costs in the Company’s condensed consolidated balance sheets upon entry into this agreement.

As of September 30, 2019, no shares were sold under the Cowen ATM Offering and no shares will be sold under the Cowen ATM Offering as a result of the termination of the Cowen Sales Agreement in November 2019. As a result, the Company has written off approximately $0.1 million of the previously capitalized deferred offering costs as the Company will not utilize these costs in the sale of shares through the Cowen ATM Offering. The remaining $0.1 million of costs capitalized as deferred offering costs in the accompanying condensed consolidated balance sheets as of September 30, 2019 relate to the filing of the Form S-3 which are expected to be able to be utilized for a future ATM offering.

2019 Underwritten Public and Private Offerings

Public Offering

In September 2019, the Company entered into an underwriting agreement with Cantor Fitzgerald & Co. (the “2019 Underwriting Agreement”), relating to the issuance and sale in a public offering of 29,298,537 shares of its common stock, including 3,821,548 shares sold pursuant to the full exercise of the underwriter’s option to purchase additional shares. The price to the public in the offering was $0.65 per share and the underwriter agreed to purchase the shares from the Company pursuant to the 2019 Underwriting Agreement at a price of $0.611 per share. The net proceeds to the Company were approximately $17.7 million, after deducting the underwriting discounts and commissions and offering expenses.

The offering was made pursuant to the Company’s registration statement on Form S-3 (Registration Statement No. 333-229045), previously filed with the Securities and Exchange Commission (“SEC”) and declared effective by the SEC on February 11, 2019, and a prospectus supplement and accompanying prospectus thereunder.

Securities Purchase Agreement

In September 2019, concurrent with the closing of the September 2019 underwritten public offering, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional accredited investors (the “Purchasers”), pursuant to which the Company sold to the Purchasers, in a private placement transaction, an aggregate of 5,411,687 pre-funded warrants to purchase up to an aggregate of 5,411,687 shares of our common stock (“Warrant Shares”), at a price of $0.64 per warrant (which $0.64 price relates to the pre-funded portion of the total $0.65 exercise price per share). Each pre-funded warrant has a remaining exercise price of $0.01 per share and became immediately exercisable upon issuance, subject to certain beneficial ownership limitations.

The exercise price of the pre-funded warrants will be subject to adjustment in the event of any stock dividends and splits, recapitalization, reorganization or similar transaction, as described in the pre-funded warrants. The pre-funded warrants are exercisable on a “cashless” basis in certain circumstances.

The pre-funded warrants and the Warrant Shares were not registered under the Securities Act and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder. The Company agreed to file a registration statement to register the resale of the Warrant Shares within 30 days following the date of the Closing and to obtain effectiveness of such registration statement within 90 days following the Closing, subject to certain exceptions. Each Purchaser was an “accredited investor” as defined in Rule 501(a) under the Securities Act.

Cantor Fitzgerald & Co. (the “Placement Agent”) acted as the sole placement agent in connection with the private placement of the warrants. Pursuant to a Placement Agency Agreement between us and the Placement Agent, we agreed to pay the Placement Agent a cash fee equal to 6% of the gross proceeds to us from the sale of the pre-funded warrants, and to provide reimbursement for certain out-of-pocket expenses. Upon closing, the Company received approximately $3.1 million in net proceeds from the sale of the pre-funded warrants in the private placement, which does not include proceeds that may be received upon exercise of the pre-funded warrants, after deducting the Placement Agent fee and other expenses.

Stock-based Compensation

A summary of the Company’s stock option activity for the nine months ended September 30, 2019 is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2018	2,047,237	$3.07	7.6	$366,007
Granted	1,227,500	1.50
Exercised	(54,256)	2.23		$21,380
Forfeited	(62,946)	3.26
Expired/Cancelled	(216,545)	3.38
Balance at September 30, 2019	2,940,990	$2.41	8.2	$-
Exercisable at September 30, 2019	1,300,596	$2.90	6.6	$1,621

Stock option activity includes 35,000 and 80,000 inducement awards granted during the three and nine months ended September 30, 2019, respectively. As of September 2019, there was total unrecognized compensation expense of $2,137,036 related to unvested stock options, which the Company expects to recognize over a weighted-average period of approximately 2.53 years.

A summary of restricted stock unit (“RSU”) activity for the nine months ended September 30, 2019 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2018	227,707	$3.39
Granted	77,500	1.93
Released	(58,128)	3.30
Balance at September 30, 2019	247,079	$2.95
Vested and unissued at September 30, 2019	15,001	$3.26

Vested and unissued awards at September 30, 2019 represents RSU awards granted on August 16, 2018 for which the vesting date was September 30, 2019, but for which issuance of the awards occurred on the next business day, October 1, 2019. Unrecognized compensation expense related to the remaining unvested RSUs was $628,172 at September 30, 2019, which the Company expects to recognize over a weighted-average remaining service period of 2.47 years.

Stock-based compensation expense recorded in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Selling, general and administrative	$226,645	$200,317	$625,821	$1,475,975
Research and development	74,652	41,553	181,336	121,651
Cost of product and product-related services revenue	15,258	16,105	37,976	45,727
	$316,555	$257,975	$845,133	$1,643,353

Stock-based compensation expense for the nine months ended September 30, 2018 included $1.0 million of selling, general and administrative compensation expense relating to the issuance of 259,551 shares under RSUs granted to the Company’s executive officers in January 2018 at a grant date fair value of $3.84 per share. The RSUs vested in full on January 29, 2018.

Note 14. Leases

Operating Leases

The Company leases office space and equipment under agreements classified as operating leases that expire on various dates through 2023. The Company’s most significant active leases as of September 30, 2019 are for office and manufacturing space in Tucson, Arizona, which expire in 2021. The Company also leases a development laboratory space in San Carlos, California, which expires in 2023. The Company’s leases do not include any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right-of-use assets as the Company is not reasonably certain to exercise the options. Annual rent increases are included in the calculation of the operating lease right-of-use assets. Variable expenses generally represent the Company’s share of the landlord’s operating expenses and are recorded when incurred. Incremental borrowing rates used to discount future lease payments in calculating lease liabilities were estimated by reference to the rate on the Company’s MidCap Term Loan. The Company does not have any operating lease arrangements where it acts as a lessor.

The components of lease cost for operating leases were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating leases
Operating lease cost	$174,581	$435,312
Variable lease cost	36,210	89,468
Operating lease expense	210,791	524,780
Short-term lease rent expense	—	1,497
Total rent expense	$210,791	$526,277

The table below summarizes other information related to the Company’s operating leases:

Nine Months Ended or As of September 30, 2019
Operating cash flows for operating leases	$550,024
Establishment of operating lease liabilities arising from obtaining right-of-use assets	$2,038,193
Weighted-average remaining lease term – operating leases	2.4
Weighted-average discount rate – operating leases	9.6%

As of September 30, 2019, remaining maturities of our operating leases, excluding short-term leases, are as follows:

Three months ended December 31, 2019	$221,210
2020	891,449
2021	334,242
2022	281,232
2023	70,848
Total	1,798,981
Less present value discount	(204,717)
Operating lease liabilities, net	$1,594,264

Prior to the Company’s adoption of ASC 842, rent expense was $143,158 and $434,413 for the three and nine months ended September 30, 2018, respectively, recorded on a straight-line basis. Lease commitments as presented under ASC 840 as of December 31, 2018 were as follows:

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

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Financing leases
Amortization of right-of-use assets	$10,128	$36,908
Interest on lease liability	1,559	5,528
Total financing lease cost	$11,687	$42,436

The table below summarizes other information related to the Company’s financing leases:

September 30,
2019
Weighted-average remaining lease term – financing leases	2.0
Weighted-average discount rate – financing leases	9.77%

As of September 30, 2019, remaining maturities of our financing leases are as follows:

2019	$10,449
2020	33,992
2021	12,275
2022	4,636
2023	2,316
Total	63,668
Less present value discount	(6,148)
Financing lease liabilities, net	$57,520

At September 30, 2019, the Company had financing lease liabilities net of discount of $57,520, of which $34,011 was included in other current liabilities and $23,509 was included in other non-current liabilities, and financing right-of-use assets of $55,891, which were included in property and equipment, net, in the accompanying condensed consolidated balance sheet.

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

Product Warranty

The following is a summary of the Company’s general product warranty reserve for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
Beginning balance	$63,461	$37,156
Cost of warranty claims	(38,691)	(2,484)
Increase in warranty reserve	64,637	20,496
Ending balance	$89,407	$55,168

Warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018. Expense relating to the recording of this reserve is recorded in cost of product and product-related services revenue within the accompanying condensed consolidated statements of operations.

Note 16. Subsequent Events

See Item 5 of Part II of this Quarterly Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2018, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2019. This discussion and analysis contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward looking statements include, but are not limited to, statements about:

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

•	future activities or events related to or under our Master Assay Development, Commercialization and Manufacturing Agreement (the “Governing Agreement”) with QIAGEN Manchester Limited (“QML”);
•	our intellectual property position;
•	our ability to comply with the restrictions of our debt facility and meet our debt obligations;
•	our expectations regarding the market size and growth potential for our life sciences and diagnostic businesses;
•	our expectations regarding trends in the demand for sample processing by our biopharmaceutical company customers;
•	any estimates regarding expenses, future revenue and capital requirements; and
•	our ability to sustain and manage growth, including our ability to develop new products and enter new markets.

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

Our products include instruments, consumables, including assay kits, and software analytics that, as an integrated system, automate sample processing and can quickly, robustly and simultaneously profile tens, hundreds or thousands of molecular targets from samples a fraction of the size required by many prevailing technologies. Our objective is to establish our solutions as the standard in biomarker development and molecular diagnostics, and to make their benefits accessible to all molecular labs from research to the clinic. We believe that our target customers desire high quality molecular profiling information in a multiplexed panel format from increasingly smaller and less invasive samples, with the ability to test and analyze such information locally to minimize turnaround time and cost.

In 2014, we launched our HTG EdgeSeq technology, which generates a molecular profiling library for detection of RNA using NGS. Our HTG EdgeSeq assays are automated on our HTG EdgeSeq platform. Our innovative platform and menu of molecular profiling panels are being utilized in two complimentary ways in advancing precision health. Biopharmaceutical companies and other translational research centers utilize our technology to discover and validate biomarkers which can identify patient populations most likely to respond to certain therapies. In addition to purchasing our technology for use in customer facilities, customers can also obtain the advantages of our proprietary technology through our service offerings. Pre-clinical services, including custom assay development and sample processing services provided by our Tucson-based VERI/O laboratory, allow customers the ability to more efficiently identify and validate biomarker signatures across their drug portfolios. Our ISO 13485-2016 quality system and diagnostic development teams also partner with biopharmaceutical company customers to develop, manufacture and commercialize companion diagnostics. Although our initial focus is oncology, we offer customers a full solution from biomarker discovery to deployment of CDx tests across all disease states. Utilizing NGS as our method of detection provides our customers with the benefits of our highly multiplexed and extraction-free chemistry and the sensitivity and dynamic range of the sequencers, providing a powerful value proposition and complete workflow.

We have two primary sources of revenue: product and product related services revenue from the sale of research use only (“RUO”) profiling products, sample processing services and custom assay development services to biopharmaceutical companies, academic research centers and molecular testing laboratories; and revenue from collaborative development services for companion diagnostic development programs for biopharmaceutical companies. RUO profiling revenue includes customer purchases of our HTG EdgeSeq instrument and related RUO assay kits, development of custom RUO assay kits for customers and the use of our HTG EdgeSeq instrument and RUO assay kits to process samples on the customer’s behalf in our VERI/O laboratory. Collaborative development programs utilize our HTG EdgeSeq proprietary technology to develop, seek regulatory approval for and commercialize companion diagnostic assays for biopharmaceutical drug candidates and corresponding therapeutics. Collaborative development services revenue generated to date has been generated primarily pursuant to the Governing Agreement. These primary revenue sources are currently consumed by our customers primarily through a services-oriented model. However, we anticipate that this will be a catalyst toward an emerging product-based strategy as an increase in our menu of diagnostic panels is expected to result in increased demand for our instrument and consumables products in individual laboratories and customer locations. On November 12, 2019, we terminated the Governing Agreement, effective immediately, as a result of QML’s material breach of the Governing Agreement. Our termination of the Governing Agreement does not terminate active statements of work under the Governing Agreement.  See Item 5 of Part II of this Quarterly Report for additional information. On a go-forward basis, we may enter into collaborative development services arrangements with biopharmaceutical company customers independently or through a future collaboration partner.

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

We have incurred significant losses since our inception, and we have never been profitable. We incurred net losses of $4.7 million and $14.9 million for the three and nine months ended September 30, 2019, respectively, and $4.8 and $14.3 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, we had an accumulated deficit of approximately $165.9 million. As of September 30, 2019, we had available cash and cash equivalents totaling approximately $34.8 million, investments in short-term corporate and government debt securities totaling $3.0 million and had current liabilities of approximately $8.4 million. As of September 30, 2019, we had long-term liabilities of approximately $14.4 million, primarily attributable to our MidCap Term Loan, QIAGEN North American Holdings, Inc. (“QNAH”) Convertible Note and NuvoGen obligations.

Results of Operations

Comparison of the three and nine months ended September 30, 2019 and 2018

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
Revenue:
Product and product-related services	$4,311,043	$1,314,844	$2,996,199	228%	$11,397,916	$5,071,702	$6,326,214	125%
Collaborative development services	1,093,750	3,391,534	(2,297,784)	(68%)	3,006,022	8,704,094	(5,698,072)	(65%)
Total revenue	5,404,793	4,706,378	698,415	15%	14,403,938	13,775,796	628,142	5%
Operating expenses:
Cost of product and product-related services revenue	2,939,007	1,239,702	1,699,305	137%	7,492,905	3,827,447	3,665,458	96%
Selling, general and administrative	4,516,341	4,709,885	(193,544)	(4%)	13,657,917	15,132,468	(1,474,551)	(10%)
Research and development	2,570,355	3,561,459	(991,104)	(28%)	7,898,742	8,909,729	(1,010,987)	(11%)
Total operating expenses	10,025,703	9,511,046	514,657	5%	29,049,564	27,869,644	1,179,920	4%
Operating loss	(4,620,910)	(4,804,668)	183,758	(4%)	(14,645,626)	(14,093,848)	(551,778)	4%
Loss on extinguishment of Growth Term Loan	—	—	—	0%	—	(105,064)	105,064	(100%)
Interest income (expense)	(123,000)	(38,740)	(84,260)	218%	(259,552)	(123,627)	(135,925)	110%
Net loss before income taxes	$(4,743,910)	$(4,843,408)	$99,498	(2%)	$(14,905,178)	$(14,322,539)	$(582,639)	4%

Revenue

We generate revenue from two primary revenue sources: revenue from RUO profiling for biopharmaceutical companies, academic research centers and molecular testing laboratories; and revenue from collaborative development services for biopharmaceutical companies under our companion diagnostic development programs. A growing third category of revenue, MDx product revenue, is revenue generated through the sale of CE/IVD labeled diagnostic products and the use by our customers in Europe of our RUO consumable products for their own lab developed tests. This revenue is included in product and product-related services revenue in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018.

RUO profiling is currently made available to our customers through product sales and service offerings. Customers can purchase our HTG EdgeSeq instrument and related consumables, which consist primarily of our proprietary molecular profiling panels and other assay components. Customers can also access our technology through contracted services. We perform these services using our HTG EdgeSeq instruments and RUO consumables to process samples in our VERI/O laboratory and our Sausheim, France applications laboratory. Our proprietary technology is also used to develop custom RUO panels which are expected to generate future sample processing or RUO consumables revenue.

Collaborative development services revenue includes services performed on biopharmaceutical company companion diagnostic development programs using our HTG EdgeSeq proprietary technology to develop, validate in clinical trials, seek regulatory approvals for and commercialize CDx assays for biopharmaceutical company therapeutics. To date, we have generated revenue from collaborative development services primarily relating to the Governing Agreement with QML. Prior to our termination of the Governing Agreement on November 12, 2019, this agreement was exclusive for both parties in the field of oncology and non-exclusive in all other fields.

Total revenue increased by 15% to $5.4 million for the three months ended September 30, 2019 compared with total revenue of $4.7 million for the three months ended September 30, 2018. Total revenue for the nine months ended September 30, 2019 increased by 5% to $14.4 million, compared with $13.8 million for the nine months ended September 30, 2018.

The increase in total revenue for the nine months ended September 30, 2019 compared with total revenue for the nine months ended September 30, 2018 reflects the continued strengthening of our core RUO profiling business despite the slowing of our collaborative development services revenue activities in 2019.

Product and product-related services revenue

          Product and product-related services revenue, which includes profiling revenue generated through the sale of our HTG EdgeSeq instruments, RUO and MDx consumables, and from services performed for customers in our VERI/O laboratory using our proprietary RUO technology increased by 228% to $4.3 million for the three months ended September 30, 2019 compared with $1.3 million for the three months ended September 30, 2018. Product and product-related services revenue increased by 125% to $11.4 million for the nine months ended September 30, 2019, compared with $5.1 million for the nine months ended September 30, 2018. Product and product-related services revenue represented 80% and 79% of our total revenue for the three and nine months ended September 30, 2019, respectively, compared with 28% and 37% of total revenue for the three and nine months ended September 30, 2018, respectively, and was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Product revenue:
RUO instruments	$324,023	$24,844	$913,551	$309,711
MDx instruments	90,468	—	187,055	—
RUO consumables	1,026,221	283,635	2,069,497	1,076,888
MDx consumables	32,165	144,264	149,177	196,123
Total product revenue	1,472,877	452,743	3,319,280	1,582,722
Product-related services revenue:
Custom RUO assay development	2,129,251	262,044	3,978,428	565,768
RUO sample processing	708,915	600,057	4,100,208	2,923,212
Total product-related services revenue	2,838,166	862,101	8,078,636	3,488,980
Total product and product-related services revenue	$4,311,043	$1,314,844	$11,397,916	$5,071,702

The increase in product revenue for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, is due to increases in both instrument and consumable product revenue. The increase in total instrument revenue reflects the sale of eight HTG EdgeSeq instruments during the nine months ended September 30, 2019 compared with four in the same period in 2018, and additional instrument service contracts in both the United States and Europe. RUO consumables product revenue increased over 2018 as a result of the expansion of our menu of RUO assays, continued adoption of our products by a growing customer base in both the United States and Europe, and an expanding number of biopharmaceutical company customers purchasing previously developed custom assay kits or accessing our technology through sample processing performed by our contract research organization customers.

The increase in product related services revenue for the three and nine months ended September 30, 2019 compared with the same periods in 2018 primarily reflects RUO programs using HTG proprietary assays and previously developed custom assays for validation studies and custom assay development programs for several biopharmaceutical company customers. While there has been some shift in biopharmaceutical company customer revenue to product revenue, the largest portion of these customers continue to gain access to our technology through the purchase of our RUO sample processing services, resulting in an increased consumption of our RUO assay kits to process samples in our VERI/O laboratory. We expect our revenue mix to continue to contain a greater portion of service revenue from biopharmaceutical customers in the near term until we enter the commercial, clinical diagnostic market in the United States.

We expect the growth in our profiling business to continue as we expand our proprietary menu of RUO profiling assays, such as our new 2,002-gene HTG EdgeSeq Autoimmune Panel for purchase in kit form or as a service in our VERI/O laboratory, launched in October 2019. In addition, the development of custom RUO assays for our growing number of biopharmaceutical company customers and the expansion of our previously released assays for use with alternate NGS-based platforms will continue to drive growth in our profiling business.

Collaborative development services revenue

Collaborative development services offer biopharmaceutical companies a complete NGS-based solution for the development, manufacture and commercialization of companion diagnostic assays in support of and in conjunction with, biopharmaceutical companies’ drug development programs. Collaborative development services revenue, which currently consists of precision diagnostic program services performed for biopharmaceutical companies pursuant to the Governing Agreement with QML, decreased by 68% and 65% to approximately $1.1 million and $3.0 million for the three and nine months ended September 30, 2019, respectively, compared with approximately $3.4 million and $8.7 million for the three and nine months ended September 30, 2018, respectively. This collaborative development services revenue included $0.4 million and $0.7 million in profit-sharing payments for the three and nine months ended September 30, 2019, respectively, compared with $0.7 million and $1.3 million in profit-sharing payments for the three and nine months ended September 30, 2018, respectively.

The variability in collaborative development services revenue from one period to the next is reflective of the number of active programs in each of these periods, the amount and timing of work to be performed under each program, the timing and number of development deliverables and the timing and amount of any profit-sharing payments earned under these agreements during the period. Throughout 2019, our two active collaborative development services programs have experienced lower development activity than the prior year as each awaited a go-forward decision during the period. One of our biopharmaceutical company partners ended their work on a regulatory submission in the second quarter of 2019 related to a statement of work with QML. Despite this announcement, development activities have continued under both active statements of work under the Governing Agreement.

Our 2019 collaborative development services revenue will continue to be lower than the same period in 2018, primarily because the initial investigational use assays are completed under both SOWs and any remaining activity is related to our customers’ clinical trial activities. This will likely limit collaborative development services revenue from our active programs. If we contract additional programs from active or new customers, independently or with a collaborative partner, we would expect to generate collaborative development services revenue from these programs as they move through the development cycle.

Cost of product and product-related services revenue

Cost of product and product-related services revenue includes profiling product and services-related costs. Product-related costs include the aggregate costs incurred in manufacturing, delivering, installing and servicing instruments and consumables. The components of our product-related services costs of revenue include material, subcomponent and servicing costs, manufacturing costs incurred internally (which include direct labor costs), and equipment and infrastructure expenses associated with the manufacturing and distribution of our products. Services-related costs include costs incurred in our VERI/O and French applications laboratories, such as direct labor, consumables and lab supplies, equipment and infrastructure expenses associated with operating our laboratories and third-party subcontractor service costs. Our cost of product and product-related services revenue includes fixed costs comprised primarily of manufacturing and service headcount, field service engineers, equipment and facilities. Due to the fixed nature of certain expenses, such as overhead, equipment and infrastructure, associated with our regulated industry and our expectations for further growth in customer demand, we expect our cost of product and product-related services revenue as a percentage of product and product-related services revenue to decrease over time as we increase product and product-related services revenue, further absorbing these fixed costs.

Cost of product and product-related services revenue increased by 137% and 96% to $2.9 million and $7.5 million for the three and nine months ended September 30, 2019, respectively, compared with $1.2 million and $3.8 million for the three and nine months ended September 30, 2018, respectively. This increase primarily reflects the increase in product and product‑related services revenue from 2018 to 2019. The increase in costs as a percentage of product and product-related services revenue is primarily the result of lower margin subcontracted laboratory services relating to ongoing biopharmaceutical company customer programs for which the related revenue is included in our product-related services revenue for the three and nine months ended September 30, 2019.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of personnel costs for our sales and marketing, regulatory, legal, executive management and finance and accounting functions. The expenses also include third-party professional and consulting fees incurred by these functions, promotional expenses and facility and overhead costs for our administrative offices. Selling, general and administrative expenses decreased by 4% and 10% to $4.5 million and $13.7 million for the three and nine months ended September 30, 2019, respectively, compared with $4.7 million and $15.1 million for the three and nine months ended September 30, 2018, respectively. The decrease in our selling, general and administrative expenses is primarily due an executive officer restricted stock grant that resulted in approximately $1.0 million of additional non-cash, stock-based compensation expense for the nine months ended September 30, 2018.

Research and development expenses

Research and development expenses represent costs incurred to perform collaborative development services, to develop new proprietary panels and corresponding assays and to develop new technology and improve upon our existing platform. These expenses include payroll and related expenses, consulting fees, laboratory supplies, facilities and equipment costs. Research and development costs are expensed as incurred. Research and development expenses decreased by 28% and 11% to $2.6 million and $7.9 million for the three and nine months ended September 30, 2019, respectively, compared with $3.6 million and $8.9 million for the three and nine months ended September 30, 2018, respectively. This decrease is primarily due to decreased collaborative development costs associated with biopharmaceutical customer companion diagnostic development programs initiated under the Governing Agreement with QML. These costs are included in research and development expense in our condensed consolidated statements of operations as the contracts are accounted for under the Financial Accounting Standards Board (“FASB”) guidance for collaborative arrangements. Costs relating to our collaborative development services revenue were approximately $0.6 million and $2.0 million for the three and nine months ended September 30, 2019, respectively, compared to $2.3 million and $5.7 million for the three and nine months ended September 30, 2018, respectively.

Partially offsetting this decrease are additional research and development expenses incurred for the three and nine months ended September 30, 2019 relating to the setup of and staffing for our proprietary diagnostics development laboratory in San Carlos, California, including ongoing development costs incurred as we initiate the first phase of our breast diagnostic program. We have also incurred expense in developing new proprietary RUO panels to expand our existing RUO product menu.

Cash Flows for the nine months ended September 30, 2019 and 2018

          The following table summarizes the primary sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$(12,838,847)	$(10,598,459)
Investing activities	19,123,806	(28,187,504)
Financing activities	20,099,689	38,251,615
Effect of exchange rate on cash	29,838	–
Increase (decrease) in cash, cash equivalents and restricted cash	$26,414,486	$(534,348)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2019 was $12.8 million compared with $10.6 million for the nine months ended September 30, 2018. Net cash used in operating activities for the nine months ended September 30, 2019 reflected (i) a net loss of $14.9 million; (ii) net non-cash items of $2.3 million, consisting primarily of depreciation and amortization of $0.9 million and stock-based compensation of $0.8 million; and (iii) a net cash outflow from changes in balances of operating assets and liabilities of $0.2 million. This net cash outflow was primarily due to a decrease in accrued liabilities as a result of the payment of annual performance-based bonuses in the first quarter 2019, partially offset by a decrease in accounts receivable primarily due to collection of year-end receivables and a decrease of collaborative development services revenue in 2019.

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

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2019 was $19.1 million and was comprised primarily of maturities of available-for-sale securities of $30.8 million, partially offset by purchases of available-for-sale securities of $10.9 million and the purchase of laboratory equipment and other fixed assets during the period.

Net cash used in investing activities for the nine months ended September 30, 2018 totaled $28.2 million and was comprised primarily of purchases of available-for-sale securities of $43.1 million with proceeds received from an underwritten public offering in

January 2018, partially offset by the maturity of $15.8 million in available-for-sale securities and the purchase of tooling used in manufacturing and other fixed assets during the period.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 was $20.1 million and consisted primarily of $20.8 million in net proceeds from our underwritten public offering and concurrent private placement in September 2019, offset by $1.0 million of payments made on our outstanding NuvoGen obligation.

Net cash provided by financing activities for the nine months ended September 30, 2018 totaled $38.3 million and consisted primarily of $37.7 million in net proceeds from an underwritten public offering in January 2018, $6.6 million in net proceeds from our MidCap Term Loan in March 2018 and $0.6 million in net proceeds from an ATM offering, partially offset by $6.0 million and $0.7 million in payments on our Growth Term Loan and outstanding NuvoGen obligation, respectively.

Liquidity and Capital Resources

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock, the incurrence of debt and cash received from product sales, services revenue and other income. As of September 30, 2019, we had $37.9 million in cash, cash equivalents and investments in short-term available-for-sale securities, and $17.4 million of liabilities outstanding relating to our MidCap Term Loan, NuvoGen and QNAH Convertible Note obligations and our financing and operating leases.

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

The MidCap Revolving Loan provides a secured revolving credit facility in an aggregate principal amount of up to $2.0 million. We may request an increase in the total commitments under the MidCap Revolving Loan by up to an additional $8.0 million, subject to agent and lender approval and the satisfaction of certain conditions. Availability of the revolving credit facility under the MidCap Revolving Loan will be based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable and inventory, as reduced by certain reserves, if any. Though the MidCap Revolving Loan was made available upon our establishment of certain lockbox arrangements in June 2018, there were no amounts outstanding under the MidCap Revolving Loan as of September 30, 2019. The proceeds of any loans under the MidCap Revolving Loan may be used for working capital and general corporate purposes.

In September 2019, pursuant to the 2019 Underwriting Agreement with Cantor Fitzgerald & Co., we sold 29,298,537 shares of our common stock at a price of $0.65 per share, including 3,821,548 shares sold pursuant to the exercise in full of the underwriter’s option to purchase additional shares. In addition, we entered into a securities purchase agreement with certain institutional accredited investors for the sale of 5,411,687 pre-funded warrants exercisable for an aggregate of 5,411,687 shares of common stock, at a purchase price of $0.64 per pre-funded warrant. The aggregate net proceeds from these offerings were approximately $20.8 million, after deducting the underwriting discounts and commissions and offering expenses. The shares of common stock described above were offered pursuant to a Registration Statement on Form S-3 (File No. 333-216977) previously filed with the SEC and declared effective by the SEC on April 6, 2017, and the prospectus supplement thereafter.

Funding Requirements

We have had recurring operating losses and negative cash flows from operations since our inception and have an accumulated deficit of approximately $165.9 million as of September 30, 2019. As of September 30, 2019, we had cash, cash equivalents and investments in short-term available-for-sale securities of approximately $37.9 million and had current liabilities of approximately $8.4 million. As of September 30, 2019, we also had $14.4 million in long-term liabilities primarily attributable to our MidCap Term Loan,

NuvoGen, and QNAH Convertible Note obligations. We believe that our existing resources will be sufficient to fund our planned operations and expenditures for at least the next 12 months from the issuance of these condensed consolidated financial statements. However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.

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

Off-Balance Sheet Arrangements

Through September 30, 2019, we have not entered into any off-balance sheet arrangements as defined by applicable SEC regulations.

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

There were no changes in our critical accounting policies and estimates during the nine months ended September 30, 2019 from those set forth in “Critical Accounting Policies and Significant Judgments and Estimates” in our December 31, 2018 Annual Report on Form 10-K filed with the SEC on March 7, 2019 other than the adoption of the following new accounting pronouncements in the first quarter of 2019.

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

As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risks Related to our Business and Strategy

We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.*

We have incurred losses since our inception and expect to incur losses in the future. We incurred net losses of $4.7 million and $14.9 million for the three and nine months ended September 30, 2019, respectively, compared with net losses of $4.8 million and $14.3 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $165.9 million. We expect that our losses will continue for the foreseeable future as we will be required to invest significant additional funds to support product development, including development of our next-generation instrument platforms, development of our new HTG EdgeSeq panels, including our initial U.S. in vitro diagnostic (“IVD”) assay, development of assays pursuant to currently active statements of work under the Governing Agreement with QML, and the commercialization of our HTG EdgeSeq system and proprietary consumables. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products and services. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products and services, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

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

If our HTG EdgeSeq system and proprietary profiling panels fail to achieve and sustain sufficient market acceptance, or we are not able to continue to expand our service or collaborative relationships with biopharmaceutical customers, either directly or through a collaboration partner, we will not generate expected revenue, and our prospects may be harmed.*

We are currently focused on selling our HTG EdgeSeq system and profiling panels within the life sciences research market and, where approved, in the diagnostic market. We plan to develop panels for many different disease states including companion diagnostics to determine the proper course of treatment for those diseases. We may experience reluctance, or refusal, on the part of physicians to order, and third-party payors to cover and provide adequate reimbursement for, our panels if the results of our research and clinical studies, and our sales and marketing activities relating to communication of these results, do not convey to physicians, third-party payors and patients that the HTG EdgeSeq system and related profiling panels provide equivalent or better diagnostic information than other available technologies and methodologies. We believe our panels represent an emerging methodology in diagnosing disease states, and we may have to overcome resistance among physicians to adopting it for the marketing of our products to be successful. Even if we are able to obtain regulatory approval from the U.S. Food and Drug Administration (“FDA”) or other applicable regulatory authorities, the use of our panels may not become the standard diagnostic tool for those diseases on which we plan to focus our efforts.

In addition, a key component of our strategy is to develop diagnostic tools in conjunction with biopharmaceutical companies’ drug development programs, to help assess the proper course of treatment for specific diseases. Even if we are successful in developing those diagnostic tools and receive regulatory approval, we still may not be successful in marketing those diagnostic tests. Furthermore, the decision to advance an underlying drug candidate through clinical trials and ultimately to commercialization is at the discretion of biopharmaceutical companies with which we collaborate. Our biopharmaceutical partners may take certain actions that could negatively impact the utility and marketability of our diagnostic tests. For example, our biopharmaceutical partners could:

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

To the extent that we develop diagnostic assays for a biopharmaceutical company in collaboration with a collaboration partner, we may not have responsibility for some or all aspects of developing, marketing or commercializing any resulting diagnostic tests. In addition to this biopharmaceutical partner risk, a collaboration partner may take certain actions that could negatively impact the development, utility and marketability of the applicable diagnostic tests. For example, a collaboration partner could fail to satisfy or fall behind in its obligations to us or to the biopharmaceutical company for which we develop a companion diagnostic test, which may delay development, regulatory approvals, market development and/or commercialization of the applicable companion diagnostic test.

As a result of our termination of the Governing Agreement in November 2019, we no longer have a commercialization partner for the development, manufacture and commercialization of companion diagnostics for biopharmaceutical companies. Although the termination of the Governing Agreement does not preclude us from working with QML in the future, either party may be unwilling to partner with the other, and we may be unable to establish a partnering relationship with another suitable company for the development, manufacture, marketing and/or commercialization of companion diagnostic assays on acceptable terms, or at all. If we are unable to establish such a relationship with another company, our efforts to develop, manufacture and commercialize companion diagnostic assays may be significantly delayed and limited in scale, or may not occur at all. In addition, we do not know whether we will be able to enter into new collaborative arrangements with biopharmaceutical company customers on an independent basis

Any of these events could limit our diagnostic test sales and revenues and have a material adverse effect on our business, operating results and financial condition.

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

Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, two customers accounted for 23% and 22% of our revenue, respectively, for the nine months ended September 30, 2019, and two customers accounted for 43% and 30% of our accounts receivable balance as of September 30, 2019. If orders from our top customers or ongoing collaboration projects with QML are discontinued and we are unable to establish new collaboration projects with biopharmaceutical companies, our revenue in future periods may materially decrease. Fluctuations in our operating results may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described under the caption “Risk Factors – Risks Related to Our Business and Strategy” of this report. In addition, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. Our products involve a significant capital commitment from our customers or may depend on customer studies that have variable or indefinite timelines and accordingly, involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of investors or securities analysts, our stock price may be adversely affected.

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

Our future success is dependent upon our ability to expand our customer base and introduce new applications.*

Our current customer base is primarily composed of biopharmaceutical companies (including those contracted by QML pursuant to the Governing Agreement), academic institutions and molecular labs that perform analyses using or directly or indirectly obtain services based on our HTG EdgeSeq system and consumables for research use only, which means that the products or data from services may not be used for clinical diagnostic purposes. In July 2016, we obtained CE marking in Europe for our HTG EdgeSeq system and HTG EdgeSeq DLBCL Cell of Origin Assay EU. In March 2017, we obtained CE marking in Europe for our HTG EdgeSeq ALKPlus Assay EU. These products may now be used by customers for diagnostic purposes in Europe. Currently, we do not intend to and, where applicable, do not have appropriate licenses or permits to conduct diagnostic testing services. Our success will depend, in part, upon our ability to increase our market penetration among our customer bases and to expand our market by developing and marketing new companion diagnostic tests and RUO applications (whether product or service), and to introduce diagnostic products into clinical laboratories in the United States and other jurisdictions after obtaining the requisite regulatory clearances or approvals. We may not be able to successfully complete development of or commercialize any of our planned future tests and applications. To achieve these goals, we will need to conduct substantial research and development, conduct clinical validation studies, expend significant funds, expand and scale-up our research, development, service and manufacturing processes and facilities, enter into service and collaborative development services arrangements with biopharmaceutical company customers, expand and train our sales force; and seek and obtain regulatory clearance or approvals of our new tests and applications, as required by applicable regulations. Additionally, we must demonstrate to laboratory directors, physicians and third-party payors that our current and any future diagnostic products are effective in obtaining clinically relevant information that can inform treatment decisions, and that our HTG EdgeSeq system and related panels can enable an equivalent or superior approach than other available technology. Furthermore, we expect that a combination of increasing the installed base of our HTG EdgeSeq systems and entering into additional service and custom RUO assay design agreements with biopharmaceutical customers will drive increased demand for our relatively high margin panels. If we are not able to successfully increase our installed base and biopharmaceutical customer relationships, then sales of our products and services, and our margins for these revenue items may not meet expectations. Attracting new customers and introducing new products and services requires substantial time and expense. Any failure to expand our existing customer base, or launch new products, including diagnostic products or services, would adversely affect our ability to improve our operating results.

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

The FDA regulates diagnostic kits sold and distributed through interstate commerce in the United States as medical devices. Unless an exemption applies, generally, before a new medical device may be sold or distributed in the United States, or may be marketed for a new use in the United States, the medical device must receive either FDA clearance of a 510(k) pre-market notification or pre-market approval. Thus, before we can market or distribute our profiling panels, including our mRNA and miRNA panels, as IVD kits for use by clinical testing laboratories in the United States, we must first obtain pre-market clearance or pre-market approval from the FDA. Even if or when we apply for clearance or approval from the FDA for any of our products, the process can be lengthy and unpredictable. We are working collaboratively with multiple biopharmaceutical companies to clinically validate our HTG EdgeSeq DLBCL Cell of Origin Assay, which we believe can classify DLBCL as either ABC or GCB subtype. We expect to submit the DLBCL assay for U.S. regulatory clearances or approvals at some future time if and when our work with the biopharmaceutical companies reaches an appropriate stage. We initiated a modular Premarket Approval (“PMA”) submission process to obtain FDA approval of our HTG EdgeSeq ALKPlus Assay to detect certain gene fusions in lung cancer in 2016, but this application is currently on hold as we evaluate additional medical content for this assay. We cannot provide any assurances that our clinical studies or collaborative development services with biopharmaceutical companies will be completed or, if completed, have the desired outcomes or that we will meet the regulatory clearance or approval timelines for either product. Further, even if we complete the requisite clinical validations and submit or complete submission of an application, we may not receive FDA clearance or approval for the commercial use of our tests on a timely basis, or at all. If we are unable to obtain regulatory clearance or approval, or if clinical diagnostic laboratories do not accept our cleared or approved tests, our ability to grow our business could be compromised.

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

Our strategy of developing companion diagnostic products may require large investments in working capital and may not generate any revenues.*

A key component of our strategy is the development of companion diagnostic products designed to determine the appropriate patient population for administration of a particular therapeutic to more successfully treat a variety of illnesses. Prior to the termination of the Governing Agreement in November 2019, we had an exclusive arrangement with QML to develop certain companion diagnostic products for biopharmaceutical companies under the Governing Agreement. We may now choose to develop companion diagnostic products independently or with a collaboration partner. Successfully developing a companion diagnostic product depends both on regulatory approval for administration of the therapeutic, as well as regulatory approval of the associated diagnostic product. Even if we are successful in developing products that would be useful as companion diagnostic products, and potentially receive regulatory approval for such products, the biopharmaceutical companies that develop the corresponding therapeutics may ultimately be unsuccessful in obtaining regulatory approval for any such therapeutic, or, even if successful, select a competing technology to use in their regulatory submission instead of ours. The development, especially the independent development, of companion diagnostic products requires a significant investment of working capital which may not result in any future income. This could require us to raise additional funds which could dilute our current investors or could impact our ability to continue our operations in the future.

We expect to generate a portion of our revenue internationally and are subject to various risks relating to our international activities which could adversely affect our operating results.*

For the three and nine months ended September 30, 2019, approximately 29% and 31% of our revenue was generated from sales originated by customers located outside of the United States, respectively, compared to 79% and 77% for the three and nine months ended September 30, 2018, respectively. We expect that a percentage of our future revenue will continue to come from international sources, driven in part by activities conducted pursuant to the Governing Agreement, and we expect to expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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

If our Tucson facilities become unavailable or inoperable, the manufacturing of our instrument and consumable products or our ability to process sales orders will be interrupted and our business could be materially harmed.*

We manufacture our consumable products and our HTG EdgeSeq system and perform our RUO profiling and collaborative development services in our Tucson, Arizona facilities. In addition, our Tucson facilities are the center for order processing, receipt of critical components of our HTG EdgeSeq instrument and shipping products to customers. We do not have redundant facilities. Damage or the inability to utilize our Tucson facilities and the equipment we use to perform research, development or services and manufacture our products could be costly, and we would require substantial lead-time to repair or replace this facility and equipment. The Tucson facilities may be harmed or rendered inoperable by natural or man-made disasters, including flooding, wind damage, power spikes and power outages, which may render it difficult or impossible for us to perform these critical functions for some period of time. The inability to manufacture consumables or instruments, process customer samples, perform development services for active projects under the Governing Agreement or ship products to customers for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

Pursuant to the terms of an asset purchase agreement with NuvoGen, we agreed to annually pay NuvoGen the greater of $400,000 or 6% of our yearly revenue until the total aggregate cash compensation paid to NuvoGen under the agreement equals $15.0 million. To date, we have paid NuvoGen approximately $9.1 million. Payments to NuvoGen will result in a reduction in our working capital as we continue to make payments on this obligation

Pursuant to the terms of the $3.0 million QNAH Convertible Note that we issued in October 2017, we will be required to repay the entire outstanding principal amount of the note and unpaid accrued interest thereon in October 2020, subject potentially to the terms of a future subordination agreement between QNAH and our senior lenders, provided QNAH may, at its election, convert all or any portion of the outstanding principal balance of the note and unpaid accrued interest at any time prior to the maturity date into shares of our common stock at a conversion price of $3.984 per share. Repayment of this note and unpaid accrued interest thereon at maturity would result in a reduction in our working capital, which could be significant depending on our cash position on the maturity date.

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

Changes in funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.*

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

Cyber security risks and the failure to maintain the confidentiality, integrity and availability of our computer hardware, software, internet applications and related tools and functions could result in damage to our reputation and/or subject us to costs, fines or lawsuits.*

Our business requires manipulating, analyzing and storing large amounts of data. In addition, we rely on an enterprise software system to operate and manage our business. We also maintain personally identifiable information about our employees. Our business therefore depends on the continuous, effective, reliable and secure operation of our computer hardware, software, networks, Internet servers and related infrastructure. To the extent that our hardware and software malfunction or access to our data by internal personnel is interrupted, our business could suffer. The integrity and protection of our employee and company data is critical to our business and employees have a high expectation that we will adequately protect their personal information. The regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase our operating costs. Although our computer and communications software are protected through physical and software safeguards, it is still vulnerable to natural or man-made hazards, such as fire, storm, flood, power loss, wind damage, telecommunications failures, physical or software break-ins, software viruses and similar events. We have experienced specific instances of cyber breaches in the past, and there could be unauthorized access, disclosure and use of non-public information in the future. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. If our computer systems are compromised, we could be subject to fines, damages, litigation and enforcement actions, and we could lose trade secrets, the occurrence of which could harm our business. In addition, any sustained disruption in internet access provided by other companies could harm our business.

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

A 510(k) clearance or PMA submission for any future medical device product would likely place substantial restrictions on how the device is marketed or sold, and we will be required to continue to comply with extensive regulatory requirements, including, but not limited to Quality System Regulations (“QSRs”), registering manufacturing facilities, listing the products with the FDA, and complying with labeling, marketing, complaint handling, adverse event and medical device reporting requirements and corrections and removals. We cannot assure you that we will successfully maintain the clearances or approvals we may receive in the future. In addition, any clearances or approvals we obtain may be revoked if any issues arise that bring into question our products’ safety or effectiveness. Any failure to maintain compliance with FDA regulatory requirements could harm our business, financial condition and results of operations.

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

A significant change in the laws governing RUO products or how they are enforced may require us to change our business model in order to maintain compliance. For instance, in November 2013 the FDA issued a guidance document entitled “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only” (the “RUO Guidance”) which highlights the FDA’s interpretation that distribution of RUO products with any labeling, advertising or promotion that suggests that clinical laboratories can validate the test through their own procedures and subsequently offer it for clinical diagnostic use as a laboratory developed test is in conflict with RUO status. The RUO Guidance further articulates the FDA’s position that any assistance offered in performing clinical validation or verification, or similar specialized technical support, to clinical laboratories, conflicts with RUO status. If we engage in any activities that the FDA deems to be in conflict with the RUO status held by the products that we sell, we may be subject to immediate, severe and broad FDA enforcement action that would adversely affect our ability to continue operations. Accordingly, if the FDA finds that we are distributing our RUO products in a manner that is inconsistent with its regulations or guidance, we may be forced to stop distribution of our RUO tests until we are in compliance, which would reduce our revenues, increase our costs and adversely affect our business, prospects, results of operations and financial condition. In addition, the FDA’s proposed implementation for a new framework for the regulation of laboratory developed tests (“LDTs”) may negatively impact the LDT market and thereby reduce demand for RUO products.

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

The American Medical Association Current Procedural Terminology (“CPT”) Editorial Panel created new CPT codes that could be used by our customers to report testing for certain large-scale multianalyte genomic sequencing procedures (“GSPs”), including our diagnostic products, if approved. Effective January 1, 2015, these codes allow for uniform reporting of broad genomic testing panels using technology similar to ours. While these codes standardize reporting for these tests, coverage and payment rates for GSPs remain uncertain and we cannot guarantee that coverage and reimbursement for these tests will be provided in the amounts we expect, or at all. Initially, industry associations recommended that payment rates for GSPs be cross-walked to existing codes on the clinical laboratory fee schedule. On October 27, 2014, Centers for Medicare and Medicaid Services (“CMS”) issued preliminary determinations for 29 new molecular pathology codes, including the GSPs, of gapfill rather than crosswalking as recommended by the Association for Molecular Pathology. This means that local private Medicare Administrative Contractors, such as Palmetto, Novidian, Novitas and Cahaba, were instructed to determine the appropriate fee schedule amounts in the first year, and CMS calculated a national payment rate based on the median of those local fee schedule amounts in the second year. This process may make it more difficult for our customers to obtain coverage and adequate reimbursement for testing services using our diagnostic products. We cannot assure that CMS and other third-party payors will establish reimbursement rates sufficient to cover the costs incurred by our customers in using our clinical diagnostic products, if approved. On September 22, 2017, gapfill pricing was set for three CPT codes which our customers may potentially utilize to obtain reimbursement, subject to regulatory limitations, for the use of our products. CPTs 81445 and 81450, for the assessment of 5-50 genes in solid and liquid tumors, respectively, were set at $602 and $760, respectively, and remains the same as of September 30, 2019. Additionally, CPT 81455 for the assessment of 51 or more genes in solid and liquid tumors was set at $2,920.

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

The Affordable Care Act (“ACA”) makes changes that could significantly impact the biopharmaceutical and medical device industries and clinical laboratories. For example, the ACA imposes a multifactor productivity adjustment to the reimbursement rate paid under Medicare for certain clinical diagnostic laboratory tests, which may reduce payment rates. These or any future proposed or mandated reductions in payments may apply to some or all of the clinical laboratory tests that our diagnostics customers use our technology to deliver to Medicare beneficiaries, and may reduce demand for our diagnostic products.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

Termination of Governing Agreement

          On November 12, 2019, we elected to terminate the Governing Agreement, effective immediately, as a result of two instances of material breach of the Governing Agreement by QML. The material breaches relate to (i) QML’s failure to develop and IVD version of its GeneReader sequencing platform for the development of PDP Assays under the Governing Agreement, and its public announcement in October 2019 of its discontinuation of any further related development activities, and (ii) QML’s partnership with Illumina, Inc. to commercialize oncology IVD kits, publicly announced by QML in October 2019, in violation of the exclusivity provisions under the Governing Agreement. Our termination of the Governing Agreement does not terminate active statements of work under the Governing Agreement.

Application of Forum Selection Provision under Certificate of Incorporation and Bylaws

Our amended and restated certificate of incorporation and our amended and restated bylaws provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (3) any action asserting a claim against us or any of our directors or officers or other employees arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate or our amended and restated bylaws; and/or (4) any action asserting a claim against us or any of our directors or officers or other employees governed by the internal affairs doctrine.

The foregoing provisions do not apply to actions brought to enforce a duty or liability created by the Securities Act or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.

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

4.11

Form of Pre-Funded Warrant to Purchase Shares of Common Stock, dated September 24, 2019 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 23, 2019).

10.1+	Amended and Restated Non-employee Director Compensation Policy.

10.2+	Employment Agreement, dated July 28, 2019, by and between Shaun D. McMeans and the Registrant.

10.3

Securities Purchase Agreement, dated September 20, 2019, by and among the Registrant and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 23, 2019).

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

HTG Molecular Diagnostics, Inc.

Date: November 12, 2019	By:	/s/ John L. Lubniewski
John L. Lubniewski
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Laura L. Godlewski
Laura L. Godlewski
Vice President of Finance and Principal Accounting Officer (Principal Accounting Officer)