Form 10-K
period 2019-12-31
HTG MOLECULAR DIAGNOSTICS, INC
filed 2020-03-25
CIK 1169987

pa

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-37369

HTG Molecular Diagnostics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	86-0912294
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3430 E. Global Loop, Tucson, AZ	85706
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 289-2615

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	HTGM	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit files).    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if he registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Capital Market on June 28, 2019, was $46,618,227.

The number of shares of Registrant’s Common Stock outstanding as of March 13, 2020 was 58,403,971.

i

PART I

Unless the context requires otherwise, references to “HTG,” “HTG Molecular Diagnostics,” “we,” “us” and “our” refer to HTG Molecular Diagnostics, Inc.

Forward-Looking Statements

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Consolidated Results of Operations,” may contain forward-looking statements. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “continue,” “seek,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes, to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•	our ability to successfully commercialize our products and services, including our HTG EdgeSeq assays and corresponding automation systems;
•	our ability to generate sufficient revenue or raise additional capital to meet our working capital needs;
•	our ability to generate revenue from our products and services and drive revenue streams;
•	our ability to secure regulatory clearance or approval, domestically and internationally, for the clinical use of our products;
•

our ability to develop new technologies to expand our product offerings, including direct-target sequencing for detection of mutations in genomic DNA and/or expressed RNA (such as single-point mutations and gene rearrangements, including gene fusions and insertions);

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

•	our intellectual property position;
•	our ability to comply with the restrictions of our debt facility and meet our debt obligations;
•	our expectations regarding the market size and growth potential for our life sciences and diagnostic businesses;
•	our expectations regarding trends in the demand for sample processing by our biopharmaceutical company customers;
•	the impact of the COVID-19 coronavirus pandemic on our business;
•	any estimates regarding expenses, future revenue and capital requirements; and
•	our ability to sustain and manage growth, including our ability to develop new products and enter new markets.

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

Item 1. Business.

Overview

We are a commercial stage RNA platform-based life sciences company focused on advancing the promise of precision medicine. Our product and service solutions are based on our proprietary next-generation HTG EdgeSeq technology that enables full RNA profiling using a small amount of biological sample, in liquid or solid forms. Our menu of HTG EdgeSeq assays is automated on our HTG EdgeSeq platform, which applies genomic sequencing tools that generate gene expression data in a timely manner utilizing a simplified workflow for customers. We seek to leverage key business drivers in molecular profiling for biomarker analysis and diagnostics, including the acceleration of precision medicine, the migration of molecular testing to NGS-based applications, the movement to smaller and less invasive biopsies, the need for greater diagnostic sensitivity, the need to conform to challenging healthcare economics and the need for automation and an easily deployable workflow, including simplified bioinformatics. For example, these capabilities enable customers to extend the use of limited biological samples for retrospective analysis, gaining further understanding of the molecular drivers of disease with the goal of developing biomarker-driven targeted therapies. We also believe our HTG EdgeSeq technology can be used as a platform technology in clinical applications that will simplify, consolidate and reduce the cost of NGS-based diagnostic workflows and in commercialized companion diagnostic (“CDx”) tests.

Our products include instruments, consumables, including assay kits, and software that, as an integrated system, automate sample processing and can quickly, robustly and simultaneously profile tens, hundreds or thousands of molecular targets from samples a fraction of the size required by many prevailing technologies. Our objective is to establish our solutions as the standard in molecular profiling, companion diagnostic development and molecular diagnostics, and to make their benefits accessible to all molecular labs from research to the clinic. We believe that our target customers desire high quality molecular profiling information in a multiplexed panel format from increasingly smaller and less invasive samples, with the ability to test and the option to analyze such information locally to minimize turnaround time and cost.

In 2014, we launched our HTG EdgeSeq technology solution, which generates a molecular profiling library for gene expression profiling using NGS. Our HTG EdgeSeq assays are automated on our HTG EdgeSeq platform. Our innovative platform and menu of molecular profiling panels are being utilized in two complimentary ways in advancing precision health. Biopharmaceutical companies and other translational research centers utilize our technology to discover and validate biomarkers and develop molecular subtypes which can identify patient populations most likely to respond to certain therapies. In addition to purchasing our technology for use in customer facilities, customers can also obtain the advantages of our proprietary technology through our service offerings. Pre-clinical services, including custom assay development and sample processing services provided by our Tucson-based VERI/O laboratory, allow customers the ability to more efficiently identify and validate biomarker signatures across their drug portfolios or patient cohorts. Our ISO 13485-2016 certified quality system and diagnostic development teams, in partnership with biopharmaceutical company customers, develop, manufacture and commercialize companion diagnostics. Although our initial focus has been oncology, we offer customers a full solution from biomarker discovery to deployment of CDx tests across numerous disease states. Utilizing NGS as our method of detection provides our customers with the benefits of our highly multiplexed and extraction-free chemistry and the sensitivity and dynamic range of the sequencers, providing a powerful value proposition and complete workflow.

Our HTG EdgeSeq platform is currently focused on RNA-based applications, which we believe is a large and growing market with significant, unmet medical needs where we have demonstrated our competitive advantages. We believe that our platform technology can enable gene expression profiling growth to accelerate as we make NGS-based gene expression analysis easier and more sample sparing.

We have two primary sources of revenue: product and product-related services revenue from the sale of research use only (“RUO”) and CE/IVD marked profiling products, sample processing services and custom assay development services to biopharmaceutical companies, academic research centers and molecular testing laboratories; and revenue from collaborative development services for companion diagnostic development programs for biopharmaceutical companies.

Profiling product and product-related services revenue includes customer purchases of our HTG EdgeSeq instrument and related assay kits, development of custom RUO assay kits for customers and the use of our HTG EdgeSeq instrument and RUO assay kits to process samples on the customer’s behalf in our VERI/O laboratory. In addition, as of December 31, 2019, we sell two internally developed proprietary CE/IVD marked assays, including our HTG EdgeSeq DLBCL Cell of Origin Assay EU and HTG EdgeSeq ALKPlus Assay EU. Several additional diagnostic tests are in early stage development in collaboration with our European customers. Our team of field-based and support services employees throughout Europe facilitate our ability to generate product revenue in Europe and to improve our responsiveness to customer needs in that region. While we have determined that we will no longer maintain an applications laboratory in Sausheim, France, we will continue to perform sample processing and collaborative development services for our global customer base in our VERI/O laboratory in the United States.

Collaborative development services revenue relates to services performed using our HTG EdgeSeq proprietary technology to develop, seek regulatory approval for, and commercialize companion diagnostic assays for biopharmaceutical drug candidates and corresponding therapeutics. Collaborative development services revenue generated to date has been generated primarily pursuant to the Master Assay Development, Commercialization and Manufacturing Agreement between us and QIAGEN Manchester Limited (“QML”) dated November 2016 (the “Governing Agreement”). These primary revenue sources are currently consumed by our customers primarily through a services-oriented model. However, we anticipate that this will be a catalyst toward an emerging product-based strategy as an increase in our menu of diagnostic panels is expected to result in increased demand for our instrument and HTG EdgeSeq consumable products in individual laboratories and customer locations. In November 2019, we terminated the Governing Agreement, effective immediately, as a result of QML’s material breach of the Governing Agreement, including QML’s failure to develop an in vitro diagnostic (“IVD”) version of its GeneReader sequencing platform for development of PDP Assays. Our termination of the Governing Agreement did not terminate active statements of work under the Governing Agreement. On a going-forward basis, we expect to enter into additional collaborative development services arrangements directly with biopharmaceutical company customers, which we believe will improve our economics from these arrangements.

In the first quarter of 2019, we announced the initiation of a program for the clinical development of a comprehensive breast cancer molecular diagnostic assay. This program is headquartered in a new development facility in the San Carlos, California. This technical center became operational in July 2019, is now fully functional, and was the result of an objective to access additional collaboration partners and talent that we believe can best support the continued development and expansion of the capabilities of our technology.

Our Strategy

Our objective is to establish our solutions as the standard in gene expression for molecular profiling, and to make their benefits accessible to all molecular labs from research to the clinic. We believe HTG EdgeSeq technology is a platform that we can leverage into three primary revenue verticals: RUO profiling, molecular diagnostics and companion diagnostic collaborations. The key components of our strategy are:

•

Expand our position in translational medicine with our RUO molecular profiling products. We believe the market for gene expression analysis for translational medicine is large and growing quickly. We have built targeted panels in oncology, immuno-oncology, autoimmune and micro RNA that enable scientists to look at gene expression patterns to identify molecular subtypes, study key pathways and to discover and validate biomarker hypotheses to help drive precision medicine. We plan to add to the utility of these panels by adding new applications such as tumor inflammation, cell proliferation rate and immunophenotyping and release these applications on our Reveal software. Lastly, we expect to continue development of our whole transcriptome product for launch in 2021 which is expected to measure approximately 20,000 – 22,000 biomarkers. We are building this product for clinical use and believe it will serve as our foundational product not only for RUO profiling, but also for our companion diagnostics and our own proprietary breast diagnostic products. We also expect this product to expand our product offerings outside of oncology and autoimmune and into markets such as transplant and diabetes.

•

Develop new proprietary molecular diagnostic panels with high medical utility. Our HTG EdgeSeq platform technology was developed with features that we believe solve many of the challenges facing NGS-based assays and workflows. In our technology center in California we have started the process to build a comprehensive NGS-based breast cancer diagnostic. This product is being designed and built to cover a multitude of currently vexing treatment decisions being faced by clinicians. We expect our whole transcriptome product in development will serve as the foundation for this assay. In addition, we believe that by using our sample sparing HTG EdgeSeq technology we will be able to work with initial core needle biopsies, thereby providing information back to the clinician more rapidly than if they need to wait for resected tissue. We plan to also leverage our core HTG EdgeSeq technology and our clinical grade whole transcriptome product to partner with other test developers and Clinical Laboratory Improvement Amendments (“CLIA”) labs.

•

Increase and strengthen companion diagnostics collaborations with biopharmaceutical companies. We believe collaborations with biopharmaceutical companies with late stage drug development programs will lead to us generating companion diagnostic consumables revenue. As of December 31, 2019, we had 88 active early stage development programs across leading biopharmaceutical companies which are incorporating biomarkers and potentially companion diagnostics in their drug development programs. We plan to develop novel RNA-based gene classifiers to help biopharmaceutical companies and leading translational medicine researchers better understand and predict durable response to immune checkpoint inhibitor drug candidates, such as anti-PD-L1 therapeutics, in mono and combination therapies. We also plan to develop novel RNA profiling tests that can provide important biomarker information in emerging areas of immuno-oncology, autoimmune and other disease areas. In addition, once available, we expect to develop and market a clinical grade whole transcriptome product as a new universal CDx platform for gene expression profiling to biopharma customers.

•

Establish our systems workflow as the best solution for RNA clinical sequencing. We intend to continue to establish our technology as the best complimentary workflow with next-generation sequencers. We believe our differentiated HTG EdgeSeq chemistry will accelerate adoption by leveraging the large and growing installed base of next-generation sequencers. We are engaged with industry and corporate partners, including Illumina, Inc., Thermo Fisher Scientific, Inc. and QML, to position our HTG EdgeSeq products as the benchmark for workflow in targeted sequencing applications.

•

Expand the addressable market of our technology through new applications and expansion into new disease states and liquid biopsies. We have demonstrated technical feasibility for several new applications that we believe will allow us to expand our HTG EdgeSeq technology into new applications. Customers are now using our platform technology in autoimmune disorders and diabetes. We have also shown feasibility of being able to measure RNA in exosomes, which we believe position us to expand into liquid biopsy applications. We will continue to strategically seek partners and collaborators who may be interested in partnering with us to expand the utility of our platform technology to additional areas outside of our core focus area of oncology in the future.

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

Among what we believe are the most promising applications of molecular profiling is the targeted sequencing of RNA from patient samples to identify gene expression patterns or molecular markers of disease that can aid in diagnosis, gauge patient prognosis or predict response to an available therapy. These applications have launched a fundamental shift towards personalized medicine where an individual patient’s molecular profile is used to guide treatment.

The supplier market for RNASeq is estimated to be approximately $1.0 billion and growing annually at 10-20%. The gene expression component of that market is estimated to be approximately $820.0 million and growing at the same rate. With these metrics in mind, we expect our target market, NGS-based gene expression profiling, to be between $1.3 billion and $2.0 billion by 2024.

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

When a molecular biomarker panel is used for selection of patients in a Phase 2 or Phase 3 clinical trial to demonstrate safety and efficacy of a new drug, the drug and biomarker test are often submitted to the applicable regulatory agency for approval together. In the United States, upon U.S. Food and Drug Administration (“FDA”) approval or clearance of the CDx test, the patient must be tested with the CDx test prior to being treated with the drug. Companion diagnostic tests have a clear clinical utility which generally supports favorable reimbursement decisions. We believe there are approximately 3,100 oncology clinical trials, approximately 24% of which are interrogating RNA. This percentage has more than doubled since 2014, and we believe this percentage will approach 50% by 2025.

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

Our Solution

At the core of our solution is our proprietary chemistry known as quantitative nuclease protection (“qNPA”). Our qNPA-based chemistries provide a sensitive and efficient method for analyzing RNA as it eliminates the need for nucleic acid extraction, reverse transcription, complicated bioinformatics steps and other complex processes. We designed and developed our automation platforms and software analysis tools to optimize the capabilities of our chemistries, provide fast turnaround time and enable ease of use to molecular labs. Our chemistries and automation platforms are highly adaptable, so when molecular profiling needs change or emerge, we expect to be able to efficiently add new applications to address these needs.

Our products and services are designed to work with many different biological sample types, can generate robust results from very small samples, and obviate the need for many of the sample-preparation steps associated with traditional molecular techniques. Our platforms and assays enable the simultaneous detection and quantitation of tens, hundreds or thousands of molecular targets and are capable, now or in the future, of profiling multiple parameters such as RNA expression levels, RNA-expressed gene fusions and insertions in a single testing workflow that can use NGS detection for quantitative measurement.

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

•

Compatibility with multiple sample types. Our HTG systems allow customers to profile and unlock molecular information from a wide variety of biological samples such as formalin fixed paraffin embedded (“FFPE”) tissue, cells, blood serum and plasma. We have successfully demonstrated the ability to profile these and other sample types and believe we ultimately can profile most clinically relevant sample types, including cell-free circulating nucleic acids from tumors, a rapidly developing area of investigation which is referred to as a liquid biopsy. We believe that the capabilities of our system will allow us to efficiently expand applications, regardless of sample type.

•

Flexible and adaptable chemistry allows for use in multiple applications. We believe our proprietary chemistry provides the ability to measure a variety of molecular targets in many necessary applications, including RNA expression levels and expressed RNA gene rearrangements (such as gene fusions and insertions), and offers the ability to quantify these applications on a variety of NGS platforms. This flexibility provides customers the ability to optimize their use of our technologies based on their specific throughput, workflow and application needs. Our proprietary chemistry is comparatively simple, with fewer steps than competing technologies. For example, compared to RT-quantitative PCR (“RT-qPCR”), our chemistry does not require cDNA synthesis. Compared to traditional RNA sequencing, our chemistry does not require extraction, cDNA synthesis, shearing, rRNA depletion, ligation, adenylation, or size selection. We believe that the elimination of these steps helps prevent biases associated with these steps, sample degradation and increased opportunities for technician error.

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

•

Simplified bioinformatics. Our HTG EdgeSeq Reveal software provides data in a simple and easy to use format through a simple graphical user interface that is flexible enough for researchers yet structured enough for clinical laboratories. The HTG EdgeSeq parser software, which processes the data generated from the NGS platform, is modular so that new applications can be downloaded without any changes to hardware. We believe the simplicity of our bioinformatics solution will help drive the adoption of our platform.

Our Competitive Advantages

We believe that our HTG EdgeSeq technology provides us with a number of competitive advantages that set us apart from others in our industry and that will continue to drive new customers toward our solutions. Such advantages include:

•

Proprietary and patent-protected HTG EdgeSeq technology enabling researchers and clinical labs the ability to capture information encompassing up to thousands of genes from extremely small sample sizes with the sensitivity and dynamic range of next-generation sequencers;

•	Industry partnerships with leading NGS companies enabling the development and commercialization of next-generation molecular diagnostics utilizing the combined power of HTG EdgeSeq and NGS technology;
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

Our currently marketed panels are:

•

HTG EdgeSeq Oncology Biomarker Panel. This RNA expression panel measures the expression of up to 2,549 genes implicated in cancer for profiling tumor tissues, analyzing cancer pathways and identifying new biomarkers across both solid tumors and hematolymphoid neoplasms. We worked with key opinion leaders to identify the genes in this panel, which we believe is a comprehensive list of genes targeting known signaling pathways and receptor gene families implicated in cancer. Representative genes in this panel include EGFR, HER2, HER3, HER4, PD-1 and FGFR. When paired with our HTG EdgeSeq miRNA Whole-Transcriptome Assay (below), we provide customers with a comprehensive solution for profiling their large sample archives for novel expression signatures.

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

•

HTG EdgeSeq DLBCL Cell of Origin Assay. DLBCL tumors are frequently classified into either the activated B-cell like (“ABC”) or germinal center B-cell like (“GCB”) subtypes by measuring the molecular profile of the tumor. These two subtypes display different clinical pathologies, as patients with the GCB subtype of DLBCL tend to respond differently than those of the ABC subtype. With many of the large number of new DLBCL-targeting drugs appearing to have greater efficacy in one of the subtypes, a need for a reliable, FFPE-based cell of origin classification assay has emerged. The HTG EdgeSeq DLBCL Cell of Origin Assay is being utilized in numerous late stage drug programs to stratify these patients.

•

HTG Lung Fusions Assay. The HTG EdgeSeq Lung Fusions Assay detects fusions common in non-small cell lung cancer (“NSCLC”). Using a single section of FFPE tissue, the automated, HTG EdgeSeq chemistry uses the dynamic range of the Thermo Fisher Ion Torrent Ion S5 sequencer to detect fusions in small samples such as needle core biopsies.

•

HTG EdgeSeq ALKPlus Assay EU. The HTG EdgeSeq ALKPlus Assay EU is an IVD NGS-based assay sold in the EU intended to measure and analyze mRNA ALK gene fusion events in FFPE lung tumor specimens from patients previously diagnosed with NSCLC. This product has also obtained CE-marking in Europe where it is available for diagnostic use. It is not for sale in North America.

•

HTG Autoimmune Panel. The HTG EdgeSeq Autoimmune Panel leverages the sensitivity and dynamic range of NGS to measure genes implicated in a variety of autoimmune diseases. The panel measures 2,002 transcripts in a single well, allowing users to obtain a broad profile of genes associated with autoinflammatory and autoimmune disease, and enables multiplex profiling from PAXgene samples.

•

HTG EdgeSeq Immuno-Oncology Assay. One of the most promising areas of cancer therapy is immunotherapy or immuno-oncology, where new classes of oncology drugs are thought to enable or boost the host immune response towards tumors. Multiple drugs targeting the genes CTLA4, PD-1 and PD-L1 are on market with additional candidates moving into late stage trials. Profiling samples for the genes targeted by these therapies may be predictive of drug response and aid in the stratification of patients into responsive and non-responsive groups. The HTG EdgeSeq Immuno-Oncology Assay measures the expression of 549 of these immuno-oncology-associated genes.

•

HTG Mouse mRNA Tumor Response Panel. The HTG EdgeSeq Mouse mRNA Tumor Response Panel measures 1,659 mouse mRNA targets to measure genes implicated in preclinical mouse models of human disease. Built around core signaling pathways and immune response mechanisms in oncology and other disease states, the HTG EdgeSeq mRNA Tumor Response Panel enables multiplex profiling from a variety of sample types, including FFPE, cell lines and extracted RNA samples. Applications include modeling oncogenesis, studying the immune response to mouse and patent-derived xenografts, and investigational therapeutic response studies.

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

Key Advantages of our HTG EdgeSeq Chemistry

•

Multiplexing tens, hundreds or thousands of targets. Measuring multiple genes in a single reaction can be challenging with competitive technologies due to the complex interactions of reaction components. While we are currently marketing a panel with our HTG EdgeSeq chemistry that can profile up to 2,560 genes in a sample, we have demonstrated feasibility on working with panels as large as 15,000. The high level of gene multiplexing allows for significantly lower amounts of tissue to be used per sample than in competitive low-plex profiling technologies.

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

•

No cDNA synthesis. Many competitive technologies, most prominently RT-qPCR and traditional RNA sequencing, require conversion of RNA into DNA for analysis. This process, called reverse transcription, requires an enzyme to move along the extracted RNA to create a DNA copy of the molecule. When damaged and fragmented RNA is used, these small RNA strands become increasingly difficult to convert into DNA in an accurate and reproducible manner. Our proprietary chemistry does not require conversion of the RNA to DNA by reverse transcription, removing a technical difficulty experienced with competitive technologies.

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

HTG Instrument Platform

Our assays and instruments were developed internally and are manufactured in Tucson, AZ under ISO 13485:2016 guidelines using our proprietary HTG EdgeSeq chemistry to simplify multiplexed nucleic acid testing in research and clinical laboratories. The entire workflow from sample preparation to a molecular profiling report can be accomplished in as few as 36 hours for 96 samples. With the speed, flexibility, sensitivity, and accuracy of our HTG EdgeSeq platform, combined with the system’s ability to work effectively with small sample volumes, researchers can profile tens, hundreds or thousands of different genes per sample.

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

In addition to direct sales of our systems, we utilize several alternative arrangements to sell our systems. Our platform can be purchased directly by our customers, who also then purchase HTG EdgeSeq assays and other consumables from us on an as-needed basis. In some instances, we provide our instruments free of charge on a limited basis to facilitate customer evaluation. We also may choose to install instruments for our customers at no cost, in exchange for an agreement to purchase assays and other consumables from us at a stated price over the term of the agreement or allow customers to rent our instrument for a monthly fee. As of December 31, 2019, we had an installed base of 61 instruments (consisting of 44 systems sold, four covered under reagent rental agreements, six evaluation units and seven systems with key opinion leaders) and an additional three instruments installed at third-party sites in support of companion diagnostic collaboration projects.

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

We completed the CE marking of the HTG EdgeSeq ALKPlus Assay EU in Europe in March 2017 as a companion diagnostic for ALK positive therapies in NSCLC lung cancer cases. Information on the ROS1, RET, NTRK1 and HER2 gene rearrangements included in the ALKPlus Assay panel is provided with RUO status. After obtaining the appropriate exemption(s), we believe the ROS1, RET, NTRK1 and HER2 gene rearrangements detected with the ALKPlus Assay could also be used for investigational use only for certain late stage drug development trials, and, as appropriate, receive FDA approval in the future. Our Premarket Approval (“PMA”) application for the HTG EdgeSeq AlkPlus Assay in the U.S. market, which we initiated in 2016, is currently on hold as we evaluate additional medical content for this assay. We also CE/IVD marked our HTG EdgeSeq DLBCL COO EU test in October 2015, which is utilized to differentiate the two main subtypes of DLBCL, ABC and GCB.

We have also initiated early development on a comprehensive whole transcriptome assay intended to allow for breast cancer prognosis and prediction. Over the past decade, significant molecular information and understanding of breast cancer biology has emerged, which we believe has created a substantial opportunity to develop a broader and more comprehensive set of markers and signatures to support clinical decision making using a single panel. We estimate that this type of panel could serve a target market of nearly 1,000,000 patients in Europe and North America, alone; an available market of $1.5 billion assuming current reimbursement rates and a potential for up to 50% market capture for us.

We are leveraging our platform to develop comprehensive molecular profiling panels across an increasing set of molecular applications, with initial focus in immuno-oncology and the identification of pathologies through molecular profiling (“next-generation pathology”). In conjunction with our biopharmaceutical collaborators, we plan to develop novel RNA-based gene panels and possibly classifiers that can provide information about inflammation signatures and the molecular classification of tumors. Separately, we also plan to develop novel RNA-based gene panels designed for expanded applications in immune health monitoring and prescreening, detection of hyper-progression and predicting patient response to combination therapies. We believe that we will need to develop, refine and implement new panel protocols and make changes or adjustments to our chemistry and software to optimize these planned applications and panels for use with our HTG EdgeSeq system. We expect this to require substantial effort from our research scientists and the use of various laboratory equipment, supplies and materials, which all together represent the most significant costs that we expect to incur in connection with the development of these applications and profiling panels.

Research and Development

We have committed, and expect to commit, significant resources to developing new technologies and products, improving product performance and reliability and reducing costs. We have assembled an experienced research and development team with the scientific, engineering, software and process talent that we believe is required to successfully grow our business. As of December 31, 2019, our research and development team consisted of 35 employees across the disciplines of research and development scientist, platform development and bioinformatics. As a result of fewer collaborative development programs in 2019 and into early 2020, our research and development team was reduced to 28 employees in January 2020.

Our development team is responsible for clinical assay development services being performed for biopharmaceutical company customers. We believe these programs have the potential to generate future revenue through the sale of HTG EdgeSeq instruments and test kit annuities associated with a successfully approved companion diagnostic test as the related drug gains adoption. Our research efforts are currently focused on the expansion of our technology into new immune-oncology applications as well as other applications in solid and liquid biopsies, while working to continuously improve assay performance and probe design.

Sales and Marketing

We distribute our instruments and consumables via direct sales in the United States and Europe and through distributors in parts of Europe and other countries. As of December 31, 2019, our U.S. sales and marketing organization consisted of 18 employees including seven in direct sales or sales management, seven in sales support and four in marketing. In addition to our U.S. sales team, as of December 31, 2019, we had 11 direct sales and support employees in Europe and distribution agreements in several additional countries. This sales model provides us with direct sales coverage in the United Kingdom, France, Germany, Switzerland, Belgium and the Nordic countries, with distributors in Spain, Portugal, Italy and Israel.

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

Manufacturing and Suppliers

We primarily manufacture our products within our facility in Tucson, AZ. External resources are leveraged for their specific expertise in either producing components for our HTG EdgeSeq instrument and raw materials for our consumables in accordance with our designs or based on their catalog products which are utilized as is within our designs. We manufacture HTG EdgeSeq instruments and reagent kits at our Tucson, Arizona facility, which has been certified to ISO 13485:2016 standards. We believe that our existing manufacturing capacity is sufficient to meet our needs for at least the next several years.

Instruments

We assemble our HTG EdgeSeq instruments at our Tucson, Arizona facility. Instrument component vendors are qualified under our quality system and reviewed regularly to ensure that manufacturing standards are met and maintained. We award contracts for estimated annual quantities of components and, considering the replenishment lead times of our vendors, take delivery of batches covering approximately one month of demand at a time.

Consumables

We manufacture our HTG EdgeSeq consumables at our Tucson, Arizona facility. Raw material vendors are selected using precise standards and are reviewed regularly for compliance with our specific quality requirements. We purchase raw material stock in quantities that often exceed projected annual demand. We complete batches of finished goods approximating quarterly demand and supervise inventory on a minimum/maximum basis to ensure that we are replenishing our finished goods and raw material ahead of demand.

Competition

We have categorized known competition into:

•

Other molecular platform offerings, such as PCR-based technologies, microarrays and next-generation sequencers from companies such as Agilent Technologies, Inc., ArcherDx, Inc., BioRad Laboratories, Fluidigm Corporation, Illumina, Inc., Abbott Molecular, Luminex Corporation, Affymetrix, Inc., NanoString Technologies, Inc., entities owned and controlled by QIAGEN N.V., Roche Diagnostics, a division of the Roche Group of companies, Personal Genome Diagnostics and Thermo Fisher Scientific, Inc.;

•

Centralized CLIA certified labs offering molecular profiling and gene expression tests as laboratory-developed tests (“LDTs”) such as Foundation Medicine, Inc., Caris, Inc., NeoGenomics, Inc., Trovagene, Inc., Guardant Health, Inc. Exact Sciences, Inc. and Personalis, Inc.; and

•	Decentralized CLIA labs developing LDTs locally such as major cancer centers.

We believe that the principal competitive factors in all of our target markets include:

•	accuracy and reproducibility of results;
•	flexibility and ease-of-use;
•	compatibility with existing laboratory processes, tools and methods;

•	reputation among customers;
•	cost of capital equipment;
•	cost of consumables and supplies; and
•	innovation in product offerings.

We believe that additional competitive factors specific to the diagnostics market include:

•	breadth of clinical decisions that can be influenced by information generated by tests;
•	volume, quality, and strength of clinical and analytical validation data;
•	availability of coverage and adequate reimbursement for testing services; and
•	economic benefit accrued to customers based on testing services enabled by product.

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

Patents and Patent Applications

As of December 31, 2019, our patent portfolio included 13 patent families that, collectively, consisted of seven issued U.S. patents, 49 granted foreign patents (variously in Australia, Canada, China, Japan, France, Germany, Italy, Spain, and United Kingdom), and 19 patent applications pending in the United States and foreign jurisdictions (including one allowed in Canada). This portfolio is directed to our nuclease-protection-based technologies, other nucleic-acid detection methods, and to methods for DLBCL and distinguishing indeterminate nevi from melanoma. Our patent portfolio will help us maintain an exclusive position in key areas of our business, including targeted nuclease-protection based sequencing, and DLBCL cell-of-origin applications of our technology. In addition, this portfolio may provide out‑licensing opportunities, such as, for methods of detecting melanoma or detection of single-nucleotide changes. There were 10 granted patents, including one U.S. patent, directed to our novel HTG EdgeSeq methods in the portfolio as of December 31, 2019. The HTG EdgeSeq method patents will expire in April 2032. Our portfolio also included 19 applications as of December 31, 2019, including six for our direct-target sequencing (V2) HTG EdgeSeq methods, six for our DLBCL subtyping methods, and a provisional application directed to detecting DNA and RNA in the same sample.

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

Agreements with Third Parties

Asset Purchase Agreement with NuvoGen Research, LLC

We entered into an asset purchase agreement dated January 9, 2001, as amended in November 2003, September 2004, November 2012 and February 2014, with NuvoGen Research, LLC (“NuvoGen”) to acquire certain intellectual property from NuvoGen. The acquired technology generally relates to our former array-based nuclease protection panels. Pursuant to the terms of the agreement, in exchange for the acquired technology, we initially paid NuvoGen 5,587 shares of our common stock, fixed payments of $740,000 over the first two years of the agreement and, thereafter, agreed to pay NuvoGen the greater of $400,000 per year or 6% of our annual revenue, until the total aggregate cash compensation paid to NuvoGen under the agreement equals $15,000,000. Beginning in 2018, on an annual basis we became obligated to pay the greater of $400,000 or 6% of our annual revenue, until the total aggregate cash compensation paid to NuvoGen under the agreement totals $15,000,000. As of January 1, 2019, and continuing until the remaining obligation has been paid in full, interest on the remaining unpaid obligation has been accrued and compounds annually at a rate of 2.5% per year. Accrued interest on this unpaid obligation is payable on the date that the remaining obligation is paid in full.

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

MidCap Credit Facility

On March 26, 2018 (“MidCap Closing Date”) we entered into a Credit and Security Agreement (Term Loan) (the “MidCap Term Loan”) and a Credit and Security Agreement (Revolving Loan) (the “MidCap Revolving Loan” and together with the MidCap Term Loan (the “MidCap Credit Facility”) with MidCap Financial Trust, as agent. MidCap Financial Trust subsequently assigned its rights and obligations as agent to MidCap Funding IV Trust.

The MidCap Term Loan provides a secured term loan facility in an aggregate principal amount of up to $20.0 million. We borrowed the first advance of $7.0 million (“MidCap Tranche 1”) on the closing date. Under the terms of the MidCap Term Loan, the second advance of $13.0 million (“MidCap Tranche 2”) was to be available to us on or before September 30, 2019, subject to our satisfaction of certain conditions described in the MidCap Term Loan. As we did not satisfy these conditions, MidCap Tranche 2 was not made available to us for borrowing.

MidCap Tranche 1 was used to repay in full all outstanding amounts and fees due under our Loan and Security Agreement dated August 2014 with Oxford Finance LLC and Silicon Valley Bank (the “Growth Term Loan”). The proceeds remaining from MidCap Tranche 1 are being used for working capital and general corporate purposes.

MidCap Tranche 1 bears interest at a floating rate equal to 7.25% per annum, plus the greater of (i) 1.25% or (ii) the one-month LIBOR. Interest on MidCap Tranche 1 is due and payable monthly in arrears and was calculated at a rate of 8.9% for interest accrued as of December 31, 2019. Principal on this term loan advance was payable in 36 equal monthly installments beginning April 1, 2020 until paid in full on March 1, 2023 prior to the Amendment (described below). Prepayments of the term loan under the MidCap Term Loan, in whole or in part, will be subject to early termination fees in an amount equal to 2.0% of principal prepaid if prepayment occurs after the first anniversary of the MidCap Closing Date but on or prior to the second anniversary of the MidCap Closing Date, and 1.0% of principal prepaid if prepayment occurs after the second anniversary of the MidCap Closing Date and prior to or on the third anniversary of the MidCap Closing Date. In connection with execution of the MidCap Term Loan, we paid MidCap a $100,000 origination fee. Upon termination of the MidCap Term Loan, we are required to pay an exit fee equal to 4.50% of the principal amount of all term loans advanced to us under the MidCap Term Loan.

The MidCap Term Loan also required that we deliver subordination documents with respect to the QNAH Convertible Note, or that the QNAH Convertible Note otherwise be converted or prepaid, on or before June 30, 2018, and required us to deposit approximately $3.3 million into an escrow account by July 15, 2018 if neither event occurred by such date. As neither event occurred prior to June 30, 2018, we deposited approximately $3.3 million into an escrow account on July 11, 2018. Such escrowed funds will be released to us upon subsequent delivery of the requisite subordination documents or conversion of the QNAH Convertible Note, or as permitted under the terms of the Amendment (described below). If neither delivery of the subordination documents or conversion of the QNAH Convertible Note occurs or the escrowed funds are not provided to us in accordance with the terms of the Amendment, such funds will be applied by the escrow agent to repay in full the QNAH Convertible Note at maturity (or in connection with a prepayment at the direction of the Company after September 1, 2020), subject to (i) our having at least $18.0 million of unrestricted cash and cash equivalents and (ii) there being no default under the MidCap Credit Facility.

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

Loans under the MidCap Revolving Loan accrue interest at a floating rate equal to 4.25% per annum, plus the greater of (i) 1.25% or (ii) the one-month LIBOR. Accrued interest on the revolving loans will be paid monthly and revolving loans may be borrowed, repaid and re-borrowed until March 1, 2023, when all outstanding amounts must be repaid. Subject to certain exceptions, termination or permanent reductions of the revolving loan commitment under the MidCap Revolving Loan will be subject to termination fees in an amount equal to 2.0% of the commitment amount terminated or reduced if such termination or reduction occurs after the first anniversary of the MidCap Closing Date but on or prior to the second anniversary of the MidCap Closing Date, and 1.0% of the commitment amount terminated or reduced if such termination or reduction occurs after the second anniversary of the MidCap Closing Date and prior to or on the third anniversary of the MidCap Closing Date.

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

Our obligations under the MidCap Credit Facility are secured by a security interest in substantially all of our assets, including intellectual property. Additionally, our future subsidiaries may be required to become co-borrowers or guarantors under the MidCap Credit Facility.

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

In March 2018, we granted the lender ten-year warrants to purchase 18,123 shares of our common stock at $7.73 per share as a result of Tranche 1. The fair value of the warrants on the date of issuance was approximately $74,000, determined using the Black-Scholes option-pricing model, and was recorded as a discount to the MidCap Term Loan.

In February 2020, we entered into an amendment to the MidCap Credit Facility (the “Amendment”). The Amendment extended the interest-only payments on the term loan advances by an additional 11 months, with principal on each term loan advance payable in 25 equal monthly installments beginning March 1, 2021, until paid in full on March 1, 2023. The Amendment also allows for the extension of the interest-only period by an additional four months, with principal on each term loan advance then payable in 21 equal monthly installments beginning July 1, 2021, if certain revenue milestones are achieved for the 12-month period ending on December 31, 2020.

In addition to the extension of the interest-only period, the Amendment (i) permits the use of the $3.3 million of escrowed funds previously deposited for repayment of the QNAH Convertible Note, subject to such repayment not being made before September 1, 2020, us having at least $18.0 million of unrestricted cash and cash equivalents and there being no default under the MidCap Term Loan or the MidCap Revolving Loan and (ii) includes a grant of a security interest in our intellectual property, effective as of the date of the Amendment.

The London interbank offered rate (“LIBOR”), which is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally, is currently scheduled to be phased out in 2021. Before LIBOR is phased out, we will need to amend the MidCap Credit Facility to replace LIBOR with a new reference rate, which has yet to be established. The consequences of this amendment cannot be entirely predicted but could result in higher interest rates on our borrowings under the MidCap Credit Facility.

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

In April 2019, we entered into the First Amendment to the Restated Agreement (the “First Amendment”) with Illumina, effective April 3, 2019. The First Amendment expands the scope of the Field defined in the Restated Agreement to include diagnostic testing in humans for (i) autoimmune disorders and diseases, (ii) cardiovascular disorders and diseases, and (iii) fibrosis disorders and diseases ((i)-(iii) together, the “Other Fields”). We have continued the development plans that have been previously entered into under the Restated Agreement, and we may, at our discretion, submit additional development plans for IVD test kits in the Field to Illumina for its approval, not to be unreasonably withheld. In addition, Illumina will consider requests for additional development plans for IVD test kits in the Other Fields in good faith, but Illumina may accept or reject such requests in its sole and absolute discretion.

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

QIAGEN Agreements

Governing Agreement

In November 2016, we entered the Governing Agreement with QML. The Governing Agreement created a framework for the companies to combine their technological and commercial strengths to offer biopharmaceutical companies a complete NGS-based solution for the development, manufacture and commercialization of companion diagnostic assays. Under the Governing Agreement, the parties jointly sought companion diagnostic programs with biopharmaceutical companies, whereby QML entered into sponsor project agreements with interested biopharmaceutical companies for specified projects, and we and QML entered into statements of work, that set forth the rights and obligations of each party with respect to each project. We entered into three statements of work under the Governing Agreement since its initiation, of which two remained active as of December 31, 2019.

In November 2019, we terminated the Governing Agreement, effective immediately, as a result of QML’s material breach of the Governing Agreement. Our termination of the Governing Agreement did not terminate active statements of work under the Governing Agreement. For additional information relating to the statements of work associated with our Governing Agreement, see Item 8, “Notes to Consolidated Financial Statements.”

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

Genomic Sequencing Procedures.

The American Medical Association (“AMA”) created codes for Genomic Sequencing Procedures (“GSPs”) and other Molecular Multianalyte Assays as part of its calendar year 2015 update to the clinical laboratory fee schedule. AMA has since modified the GSP codes to clarify the definition to include DNA and RNA. Our customers may use these codes to seek reimbursement for diagnostic multi-analyte test offerings, such as:

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

Our customers may use our products, if approved, and subject to regulatory limitations, to offer testing services that provide an analysis of 5‑50 genes as well as 51 or more genes. In October 2014, CMS released its preliminary determinations regarding the method for determining 2015 payment rates for new codes under the clinical laboratory fee schedule. CMS recommended that payment rates for GSPs be determined through a process known as gapfill rather than by crosswalking to allow CMS and its contractors to gather information about the manner in which the tests are performed and the resources necessary to provide them, so that ultimately CMS can set an appropriate payment rate for these tests. In the gapfill process, the local MACs determine the appropriate fee schedule amounts in the first year, and CMS calculates a national payment rate based on the median of these local fee schedule amounts in the second year. Gapfill pricing for CPTs 81445 and 81450 for the assessment of 5-50 genes in solid and liquid tumors, respectively, is set at $598 and $692, respectively, as of December 31, 2019. CPT 81455 for the assessment of 51 or more genes in solid and liquid tumors is $2,920.

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

Class II devices are those that are subject to the General Controls, as well as Special Controls, which can include performance standards, guidelines and post market surveillance. Most Class II devices are subject to premarket review and clearance by the FDA. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification process. Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification, demonstrating that the device is “substantially equivalent,” to either:

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

Class III devices include devices deemed by the FDA to pose the greatest risk such as life-supporting or life-sustaining devices, or implantable devices, in addition to those deemed not substantially equivalent following the 510(k) process. The safety and effectiveness of Class III devices cannot be reasonably assured solely by the General Controls and Special Controls described above. Therefore, these devices are subject to the PMA application process, which is generally costlier and more time consuming than the 510(k) process. Through the PMA application process, the applicant must submit data and information demonstrating reasonable assurance of the safety and effectiveness of the device for its intended use to the FDA’s satisfaction. Accordingly, a PMA application typically includes, but is not limited to, extensive technical information regarding device design and development, pre-clinical and clinical study data, manufacturing information, labeling and financial disclosure information for the clinical investigators in device studies. The PMA application must provide valid scientific evidence that demonstrates to the FDA’s satisfaction reasonable assurance of the safety and effectiveness of the device for its intended use.

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

Research Use Only

An RUO product is one that is not intended for clinical diagnostic use and must be labeled “For Research Use Only. Not for use in diagnostic procedures.” Products that are intended for research use only and are properly labeled as RUO are exempt from compliance with the FDA requirements discussed above, including the approval or clearance and most QSR requirements. A product labeled RUO but intended to be used diagnostically may be viewed by the FDA as adulterated and misbranded under the FDC Act and is subject to FDA enforcement activities. The FDA may consider the totality of the circumstances surrounding distribution and use of an RUO product, including how the product is marketed, when determining its intended use. In November 2013 the FDA issued a guidance document entitled “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only” (the “RUO Guidance”) which highlights the FDA’s interpretation that distribution of RUO products with any labeling, advertising or promotion that suggests that clinical laboratories can validate the test through their own procedures and subsequently offer it for clinical diagnostic use as a laboratory developed test is in conflict with RUO status. The RUO Guidance further articulates the FDA’s position that any assistance offered in performing clinical validation or verification, or similar specialized technical support, to clinical laboratories, conflicts with RUO status.

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

•

Conformity Assessment. Unlike United States regulations, which require virtually all devices to undergo some level of premarket review by the FDA, the IVDD currently allows manufacturers to bring many devices to market using a process in which the manufacturer certifies that the device conforms to the essential requirements of the IVDD for that device. A small number of products must go through a more formal premarket review process. Devices that comply with the requirements of a relevant directive will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be marketed throughout the EU and European Economic Area.

•	Vigilance. The IVDD also specifies requirements for post market reporting similar to those adopted by the FDA.

On May 26, 2017, the EU released a new regulatory framework, the In Vitro Diagnostic Medical Device Regulation (“IVDR”) which is expected to replace IVDD. Our products in the EU will have to comply with the IVDR requirements after May 26, 2022. Until that time, our CE/IVD products must continue to meet the requirements of IVDD for commercialization in the EU.

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

Government Regulation – Fraud and Abuse and Other Healthcare Regulation

We may be subject to various federal and state healthcare laws, including, but not limited to, anti-kickback, false claims, data privacy and security, and transparency laws. Penalties for violations of these healthcare laws include, but are not limited to, significant criminal, civil and administrative penalties, damages, fines, disgorgement, imprisonment, possible exclusion from Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of operations.

Federal Anti-Kickback Statute

The Federal Anti-Kickback Statute prohibits persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in-kind, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending a good or service, or for the purchasing, leasing, ordering, or arranging for or recommending, any good, facility, service or item for which payment may be made in whole or in part under federal healthcare programs, such as the Medicare and Medicaid programs. The Federal Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. The term “remuneration” expressly includes kickbacks, bribes, or rebates and has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value.

There are several statutory exceptions and regulatory safe harbors protecting certain business arrangements from prosecution under the Federal Anti-Kickback Statute. These statutory exceptions and regulatory safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they may not be prosecuted under the Federal Anti-Kickback Statute. Such statutory exceptions and regulatory safe harbors are drawn narrowly. The failure of a transaction or arrangement to fit precisely within one or more applicable statutory exceptions or regulatory safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy all requirements of an applicable safe harbor may result in increased scrutiny by government enforcement authorities and will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Additionally, the intent standard under the Federal Anti-Kickback Statute was amended under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, (collectively the “ACA”) to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, the intent to induce referrals need only be “one purpose” of the remuneration for violations of the Federal Anti-Kickback Statute. The ACA provides that the government may assert that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act which is discussed below.

Federal Civil False Claims Act

The federal false claims laws, including the civil False Claims Act prohibits, among other things, persons or entities from knowingly presenting or causing to be presented a false or fraudulent claim to, or the knowing use of false statements to obtain payment from or approval by the Federal Government. Suits filed under the federal civil False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government. These individuals, sometimes known as “relators” or, more commonly, as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. If an entity is determined to have violated the federal civil False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus significant civil penalties for each separate false claim. Many comparable state laws are broader in scope and apply to all payors, and therefore, are not limited to only those claims submitted to the Federal Government.

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

The Federal Physician Payments Sunshine Act

The Federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, to report annually to CMS, information related to “payments or other transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians, as defined above, and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in significant civil monetary penalties.

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

California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act (“CCPA”), it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA became effective January 1, 2020, and requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches.

Healthcare Reform

In March 2010, President Obama enacted the ACA, which is substantially changing healthcare financing and delivery by both governmental and private insurers and is significantly impacting the medical device industry. The ACA’s provisions of importance to our business include, but are not limited to, a deductible 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, which since has been permanently eliminated by the 2020 federal spending package.

There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provision of the ACA and otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated medical device tax and “Cadillac” tax on high-cost employer-sponsored health coverage and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace ACA will impact ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, following the passage of other legislative amendments, including the Bipartisan Budget Act of 2018, will stay in effect through 2029 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Employees

Our ability to retain current talent and recruit new employees into our Company is a critical factor in our continued growth and performance improvement. We continue to initiate programs to promote our organizational culture and to identify the best possible new talent as the organization grows and new positions are made available. As of December 31, 2019, we had 108 full-time and four part-time employees, of which 18 are employed in administration, 25 in manufacturing and operations, 35 in research and development, five in regulatory and quality affairs, and 29 in sales and marketing. Of these employees, 11 were located in Europe and all others were located in the United States. We believe that our success will depend, in part, on our ability to attract and retain qualified personnel. We have never experienced a work stoppage due to labor difficulties and believe that our relations with our employees are good. None of our U.S. employees are represented by labor unions. Collective bargaining is established by law in France. We and our French employees have agreed to the terms of the applicable collective bargaining agreements.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until December 31, 2020. We refer to the Jumpstart Our Business Startups Act of 2012 in this Annual Report on Form 10-K as the “JOBS Act,” and references to “emerging growth company” have the meaning associated with it in the JOBS Act.

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

We have incurred losses since our inception and expect to incur losses in the future. We incurred net losses of $19.3 million and $16.5 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $170.3 million. We expect that our losses will continue for the foreseeable future as we will be required to invest significant additional funds to support product development, including development of new proprietary HTG EdgeSeq panels and products, and the commercialization of our HTG EdgeSeq system and proprietary consumables. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products and services. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products and services, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

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

If our HTG EdgeSeq system and proprietary profiling panels fail to achieve and sustain sufficient market acceptance, or we are not able to continue to expand our service or collaborative relationships with biopharmaceutical customers, either directly or through a collaboration partner, we will not generate expected revenue, and our prospects may be harmed.

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

As a result of our termination of the Governing Agreement in November 2019, we no longer have a commercialization partner for the development, manufacture and commercialization of companion diagnostics for biopharmaceutical companies. Although the termination of the Governing Agreement does not preclude us from working with QML in the future, either party may be unwilling to partner with the other, and we may be unable to establish a partnering relationship with another suitable company for the development, manufacture, marketing and/or commercialization of companion diagnostic assays on acceptable terms, or at all. If we are unable to establish such a relationship with another company, our efforts to develop, manufacture and commercialize companion diagnostic assays may be significantly delayed and limited in scale, or may not occur at all. In addition, we do not know whether we will be able to enter into new collaborative arrangements with biopharmaceutical company customers on an independent basis. Any of these events could limit our diagnostic test sales and revenues and have a material adverse effect on our business, operating results and financial condition.

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

Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, three customers accounted for 24%, 22% and 19% of our revenue, respectively, for the year ended December 31, 2019, and three customers accounted for 29%, 26% and 10% of our accounts receivable balance as of December 31, 2019. If orders from our top customers are discontinued and we are unable to establish new collaboration projects with biopharmaceutical companies, our revenue in future periods may materially decrease. Fluctuations in our operating results may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described under the caption “Risk Factors – Risks Related to Our Business and Strategy” of this report. In addition, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. Our products involve a significant capital commitment from our customers or may depend on customer studies that have variable or indefinite timelines and accordingly, involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of investors or securities analysts, our stock price may be adversely affected.

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

We face risks associated with launching new products and with undertaking to comply with regulatory requirements for certain types of our products (i.e. IVDs). If we encounter development or manufacturing challenges, adjust our product development priorities, or discover deficiencies during our product development cycle, the product launch date(s) may be delayed or certain product development projects may be terminated. The expenses or losses associated with unsuccessful product development or launch activities or lack of market acceptance of our new products could adversely affect our business or financial condition.

Our future success is dependent upon our ability to expand our customer base and introduce new applications.

Our current customer base is primarily composed of biopharmaceutical companies (including those contracted by QML pursuant to the Governing Agreement), academic institutions and molecular labs that perform analyses using or directly or indirectly obtain services based on our HTG EdgeSeq system and consumables for research use only, which means that the products or data from services may not be used for clinical diagnostic purposes. In July 2016, we obtained CE marking in Europe for our HTG EdgeSeq system and HTG EdgeSeq DLBCL Cell of Origin Assay EU. In March 2017, we obtained CE marking in Europe for our HTG EdgeSeq ALKPlus Assay EU. These products may be used by customers for diagnostic purposes in Europe. Currently, we do not intend to and, where applicable, do not have appropriate licenses or permits to conduct diagnostic testing services. Our success will depend, in part, upon our ability to increase our market penetration among our customer bases and to expand our market by developing and marketing new companion diagnostic tests and RUO applications (whether product or service). We may not be able to successfully complete development of or commercialize any of our planned future tests and applications. To achieve these goals, we will need to conduct substantial research and development, conduct clinical validation studies, expend significant funds, expand and scale-up our research, development, service and manufacturing processes and facilities, enter into service and collaborative development services arrangements with biopharmaceutical company customers, expand and train our sales force; and seek and obtain regulatory clearance or approvals of our new tests and applications, as required by applicable regulations. Additionally, we must demonstrate to laboratory directors, physicians and third-party payors that our current and any future diagnostic products are effective in obtaining clinically relevant information that can inform treatment decisions, and that our HTG EdgeSeq system and related panels can enable an equivalent or superior approach than other available technology. Furthermore, we expect that a combination of increasing the installed base of our HTG EdgeSeq systems and entering into additional service and custom RUO assay design agreements with biopharmaceutical customers will drive increased demand for our relatively high margin panels. If we are not able to successfully increase our installed base and biopharmaceutical customer relationships, then sales of our products and services, and our margins for these revenue items may not meet expectations. Attracting new customers and introducing new products and services requires substantial time and expense. Any failure to expand our existing customer base, or launch new products, including diagnostic products or services, would adversely affect our ability to improve our operating results.

The development of future products is dependent on new methods and/or technologies that we may not be successful in developing.

We have initiated early development of a comprehensive whole transcriptome assay, which we are building for clinical use and which we believe will serve as our anchor product not only for RUO profiling but also for our proprietary breast diagnostic products. In addition, we believe this product will serve as a universal CDx platform for gene expression profiling for our biopharmaceutical company customers. Moreover, we believe this product will allow us to expand our product offerings outside of oncology and autoimmune into markets such as transplant and diabetes. We cannot guarantee that we will be able to successfully develop a comprehensive whole transcriptome assay or that it will have the benefits that we anticipate. If we are unsuccessful at developing this assay or it does not provide the benefits that we anticipate, we may be limited in the breadth of additional products we can offer in the future, which could impact our future revenue and profits.

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

Our reputation, and our ability to continue to establish or develop our technology for clinical applications of next-generation sequencers, are dependent upon the availability of NGS instrumentation and the reliable performance of our products with NGS instrumentation. We are not able to control the providers of NGS instrumentation, which increases our vulnerability to interoperability problems with the products that they provide. For example, providers of NGS instruments may discontinue existing products, or introduce new NGS instrumentation products with little or no notice to us. This may cause some of our products not to be operable with one or more NGS instruments or may adversely affect regulatory approvals of our future IVD HTG EdgeSeq products, potentially for extended periods of time. Any interruption in the ability of our products to operate on NGS instruments could harm our reputation or decrease market acceptance of our products, and our business, financial condition and operating results may be materially and adversely affected. We also could experience additional expense in developing new products or changes to existing products to meet developments in NGS instrumentation, including fees charged by our development partners to access new technology, and our business, financial condition and operating results may be materially and adversely affected.

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

Our clinical diagnostic business prospects in the United States and other applicable jurisdictions will depend on our ability to successfully complete clinical studies for product candidates that we intend to market as IVD kits. A failure of one or more clinical studies can occur at any stage of testing. The outcome of non-clinical studies may not be predictive of the success of clinical studies, and interim results, if any, of a clinical study do not necessarily predict final results. Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in non-clinical and clinical studies have nonetheless failed to obtain premarketing clearance or approval for their products. Completion of clinical studies, announcement of results of the studies and our ability to obtain regulatory approvals could be delayed for a variety of reasons, including:

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

For the year ended December 31, 2019, approximately 34% of our revenue was generated from sales originated by customers located outside of the United States, compared to 69% for year ended December 31, 2018. We expect that a percentage of our future revenue will continue to come from international sources, and we expect to expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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

Any of the foregoing arrangements could result in lost revenues and profit and potentially harm our long-term goal of achieving profitable operations. In addition, we require customers who receive systems that we continue to own to carry insurance sufficient to protect us against any equipment losses, we cannot guarantee that they will maintain such coverage, which may expose us to a loss of the value of the equipment in the event of any loss or damage.

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

We face significant competition in the life sciences research and diagnostics markets. We currently compete with both established and early stage life sciences research companies that design, manufacture and market instruments and consumables for gene expression analysis, liquid-based specimen analysis (e.g., plasma, blood and urine), single-cell analysis, PCR, digital PCR, other nucleic acid detection and additional applications. These companies use well-established laboratory techniques such as microarrays or qPCR as well as newer technologies such as next-generation sequencing. We believe our principal competitors in the life sciences research market are Agilent Technologies, Inc., ArcherDx, Inc., BioRad Laboratories, Fluidigm Corporation, Illumina, Inc., Abbott Molecular, Luminex Corporation, Affymetrix, Inc., NanoString Technologies, Inc., entities owned and controlled by QIAGEN N.V., Roche Diagnostics, a division of the Roche Group of companies, Personal Genome Diagnostics and Thermo Fisher Scientific, Inc. In addition, there are several other market entrants in the process of developing novel technologies for the life sciences market. One or more of our competitors could develop a product that is superior to a product we offer or intend to offer, or our technology and products may be rendered obsolete or uneconomical by advances in existing technologies.

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

Our business operations might be disrupted or adversely affected by catastrophic events.

We manufacture our consumable products and our HTG EdgeSeq system and perform our RUO profiling and collaborative development services in our Tucson, Arizona facilities. In addition, our Tucson facilities are the center for order processing, receipt of critical components of our HTG EdgeSeq instrument and shipping products to customers. We do not have redundant facilities. Damage or the inability to utilize our Tucson facilities and the equipment we use to perform research, development or services and manufacture our products could be costly, and we would require substantial lead-time to repair or replace this facility and equipment. The Tucson facilities may be harmed or rendered inoperable by natural or man-made disasters, including flooding, wind damage, power spikes and power outages, which may render it difficult or impossible for us to perform these critical functions for some period of time. The inability to manufacture consumables or instruments, process customer samples, perform development services or ship products to customers for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. In addition, natural disasters or other catastrophic events in various parts of the world, including interruptions in the supply of natural resources, political and governmental changes, disruption in transportation networks or delivery services, severe weather conditions, wildfires and other fires, explosions, actions of animal rights activists, terrorist attacks, earthquakes, wars and public health issues could disrupt our operations or those of our collaborators, contractors and vendors or contribute to unfavorable economic or other conditions that could adversely impact us.

Public health epidemics, pandemics or outbreaks, including the recent coronavirus pandemic, could adversely affect our business.

Our business, including our workforce, supply chain and customer base, may be adversely affected by the effects of health epidemics, including the recent outbreak of the novel strain of coronavirus (COVID-19) which has been declared a pandemic. As a result of health epidemics, including COVID-19, businesses may be shut down, supply chains can be interrupted, slowed, or rendered inoperable, and individuals can become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions.

The outbreak of COVID-19 has caused several countries to implement quarantines and/or significant restrictions on travel. In addition, certain affected regions, including several states within the United States, have implemented work restrictions that prohibit many employees from going to work. Moreover, the COVID-19 pandemic has resulted in business closures and a substantial reduction in economic activity in the United States and worldwide.

Governmental mandates may require forced shutdowns of our facilities for extended or indefinite periods. In addition, these widespread outbreaks of illness could adversely affect our workforce resulting in serious health issues and absenteeism. Pandemic outbreaks, including the coronavirus, could also substantially interfere with general commercial activity related to our supply chain and customer base, which could have a material adverse effect on our financial condition, results of operations, business, or prospects. Restrictions resulting from the COVID-19 pandemic may disrupt our supply chain or limit our ability to obtain sufficient materials for our consumables or instruments and may disrupt our ability to process customer samples or perform collaborative development services. Further, if our customers’ businesses are similarly affected, they might delay or reduce purchases from us or collaborative development projects with us, which could adversely affect our results of operations.

While significant uncertainty remains as to the potential impact of the COVID-19 pandemic on our operations, and on the global economy as a whole, we believe it is likely that the COVID-19 outbreak will have a negative impact on our product and product‑related services revenue and collaborative development services revenue in 2020. We believe this negative impact will be primarily demand-side driven as our customers experience disruptions in their own businesses from the pandemic. However, it is possible that the COVID-19 pandemic will also impact our workforce, supply chains or distribution networks or otherwise impact our ability to conduct sample processing services and custom assay development services and our ability to provide collaborative development services for companion diagnostic development programs.

The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our customers’ businesses, healthcare systems or the global economy as a whole. However, these effects could have a material adverse impact on our operations, financial position and liquidity.

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

Pursuant to the terms of an asset purchase agreement with NuvoGen, we agreed to annually pay NuvoGen the greater of $400,000 or 6% of our yearly revenue until the total aggregate cash compensation paid to NuvoGen under the agreement equals $15.0 million. To date, we have paid NuvoGen approximately $9.4 million. Payments to NuvoGen will result in a reduction in our working capital as we continue to make payments on this obligation

Pursuant to the terms of the $3.0 million QNAH Convertible Note that we issued in October 2017, we will be required to repay the entire outstanding principal amount of the QNAH Convertible Note and unpaid accrued interest thereon in October 2020, subject potentially to the terms of a future subordination agreement between QNAH and our senior lenders, provided QNAH may, at its election, convert all or any portion of the outstanding principal balance of the QNAH Convertible Note and unpaid accrued interest at any time prior to the maturity date into shares of our common stock at a conversion price of $3.984 per share. Repayment of this note and unpaid accrued interest thereon at maturity would result in a reduction in our working capital, which could be significant depending on our cash position on the maturity date.

Under the MidCap Credit Facility, our interest rate on borrowed amounts is dependent on LIBOR. LIBOR, which is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally, is currently scheduled to be phased out in 2021. Before LIBOR is phased out, we may need to renegotiate the MidCap Credit Facility to replace LIBOR with a new reference rate, which has yet to be established. The consequences of these developments cannot be entirely predicted, but could result in higher interest rates on our loans under the MidCap Credit Facility. We cannot provide assurance that future interest rate changes will not have a material negative impact on our business, financial position, or operating results.

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

These restrictions could inhibit our ability to pursue our business strategies. If we default under our obligations under the MidCap Term Loan, the lender could proceed against the collateral granted to them to secure our indebtedness or declare all obligation under the MidCap Term Loan to be due and payable. In certain circumstances, procedures by the lender could result in a loss by us of all of our equipment, inventory and intellectual property, which are included in the collateral granted to the lender. In addition, upon any distribution of assets pursuant to any liquidation, insolvency, dissolution, reorganization or similar proceeding, the holders of secured indebtedness will be entitled to receive payment in full from the proceeds of the collateral securing our secured indebtedness before the holders of other indebtedness or our common stock will be entitled to receive any distribution with respect thereto.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use net operating loss carryforwards and certain other tax attributed may be limited.

As of December 31, 2019, we had federal net operating loss carryforwards (“NOLs”) to offset future taxable income of approximately $158.2 million, of which $121.8 million will begin to expire in 2021 if not utilized, while the remainder can be carried forward indefinitely. A lack of future taxable income would adversely affect our ability to utilize these NOLs. Under the Tax Act, federal NOLs incurred in taxable years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning before January 1, 2018, is limited. It is uncertain if and to what extent various states will conform to the Tax Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “IRC”), and corresponding provisions of state law, a corporation that undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period) is subject to limitations on its ability to utilize its pre-ownership change NOL carryforwards and certain other pre-ownership change tax attributes to offset post-ownership change income or taxes. We believe we may have already experienced one or more ownership changes and may in the future experience one or more additional ownership changes, and thus, our ability to utilize pre-ownership change NOL carryforwards and other pre-ownership change tax attributes to offset post-ownership change income or taxes may be limited. Such limitations may cause a portion of our NOL and credit carryforwards to expire before we are able to utilize them. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

The withdrawal of the United Kingdom, from the European Union, commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our product candidates in the European Union, result in restrictions or imposition of taxes and duties for importing our product candidates into the European Union, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the European Union.

Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom will be subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules will continue to apply. Negotiations between the United Kingdom and the European Union are expected to continue in relation to the customs and trading relationship between the United Kingdom and the European Union following the expiry of the Transition Period.

Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from EU directives and regulations, Brexit, following the Transition Period, could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the European Union. For example, as a result of the uncertainty surrounding Brexit, the EMA relocated to Amsterdam from London. Following the Transition Period, the United Kingdom will no longer be covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products, including our product candidates, will be required in the United Kingdom, the potential process for which is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our product candidates into the European Union, or we may incur expenses in establishing a manufacturing facility in the European Union in order to circumvent such hurdles. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom or the European Union for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom.

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

The American Medical Association Current Procedural Terminology (“CPT”) Editorial Panel created new CPT codes that could be used by our customers to report testing for certain large-scale multianalyte genomic sequencing procedures (“GSPs”), including our diagnostic products, if approved. Effective January 1, 2015, these codes allow for uniform reporting of broad genomic testing panels using technology similar to ours. While these codes standardize reporting for these tests, coverage and payment rates for GSPs remain uncertain and we cannot guarantee that coverage and reimbursement for these tests will be provided in the amounts we expect, or at all. Initially, industry associations recommended that payment rates for GSPs be cross-walked to existing codes on the clinical laboratory fee schedule. On October 27, 2014, Centers for Medicare and Medicaid Services (“CMS”) issued preliminary determinations for 29 new molecular pathology codes, including the GSPs, of gapfill rather than crosswalking as recommended by the Association for Molecular Pathology. This means that local private Medicare Administrative Contractors, such as Palmetto, Novidian, Novitas and Cahaba, were instructed to determine the appropriate fee schedule amounts in the first year, and CMS calculated a national payment rate based on the median of those local fee schedule amounts in the second year. This process may make it more difficult for our customers to obtain coverage and adequate reimbursement for testing services using our diagnostic products. We cannot assure that CMS and other third-party payors will establish reimbursement rates sufficient to cover the costs incurred by our customers in using our clinical diagnostic products, if approved. On September 22, 2017, gapfill pricing was set for three CPT codes which our customers may potentially utilize to obtain reimbursement, subject to regulatory limitations, for the use of our products. CPTs 81445 and 81450, for the assessment of 5-50 genes in solid and liquid tumors, respectively, were set at $602 and $760, respectively, and remains the same as of December 31, 2019. Additionally, CPT 81455 for the assessment of 51 or more genes in solid and liquid tumors was set at $2,920.

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

The laws that may affect our ability to operate include, but are not limited to:

•

The Federal Anti-kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in-kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs; a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation, rather, if one purpose of the remuneration is to induce referrals, the Federal Anti-Kickback Statute is violated.

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

•

California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act (“CCPA”), it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, provides such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches.

•

The Federal Physician Payments Sunshine Act, which require certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians, as defined by such law, and teaching hospitals, as well as applicable manufacturers and group purchasing organizations to report annually to CMS certain ownership and investment interests held by physicians and their immediate family members.

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

On April 1, 2014, the Protecting Access to Medicare Act of 2014 (“PAMA”) was signed into law, which, among other things, significantly altered the current payment methodology under the Medicare Clinical Laboratory Fee Schedule (“CLFS”). Effective January 1, 2018, the CLFS is based on weighted median private payor rates as required by PAMA. Under the law, starting January 1, 2016 and every three years thereafter (or annually in the case of advanced diagnostic lab tests), applicable clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic lab test that it furnishes. The most recent data collection period was from January 1, 2019, through June 30, 2019 and was followed by a six-month validation period from July 1, 2019 through December 31, 2019. Thereafter, applicable laboratories will report their data between January 1, 2020 and March 31, 2020. The reported data must include the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payor (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). This data collection and data reporting cycle will be used to determine the CLFS payment rates for 2021 through 2023. The payment rate applies to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. It is still too early to predict the full impact on reimbursement for our products in development.

Also under PAMA, CMS is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA. For an existing test that is cleared or approved by the FDA and for which Medicare payment is made as of April 1, 2014, CMS is required to assign a unique billing code if one has not already been assigned by the agency. In addition to assigning the code, CMS was required to publicly report payment for the tests. We cannot determine at this time the full impact of the law, including its implementing regulations, on our business, financial condition and results of operations.

The ACA made changes that significantly impacted the biopharmaceutical and medical device industries and clinical laboratories. For example, the ACA imposes a multifactor productivity adjustment to the reimbursement rate paid under Medicare for certain clinical diagnostic laboratory tests, which may reduce payment rates. These or any future proposed or mandated reductions in payments may apply to some or all of the clinical laboratory tests that our diagnostics customers use our technology to deliver to Medicare beneficiaries, and may reduce demand for our diagnostic products.

Other significant measures contained in the ACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The ACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. However, the future of the ACA is uncertain. There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA. For example, the Tax Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated medical device tax and “Cadillac” tax on high-cost employer-sponsored health coverage and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace ACA will impact ACA and our business. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, then-President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, following the passage of other legislative amendments, including the Bipartisan Budget Act of 2018, will stay in effect through 2029 unless additional Congressional action is taken. On January 2, 2013, then-President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

We may need to depend on certain technologies that are licensed to us. We do not control these technologies and any loss of our rights to them could prevent us from selling some of our products.

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

We are an “emerging growth company,” as defined in the JOBS Act, enacted in April 2012, and a “smaller reporting company,” as defined in the Exchange Act, and for as long as we continue to be an “emerging growth company” or a “smaller reporting company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies” or “smaller reporting companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 (for so long as we are an “emerging growth company”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements (for so long as we are an “emerging growth company” or a “smaller reporting company”), and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved (for so long as we are an “emerging growth company”). We will be an “emerging growth company” until December 31, 2020. We will be a “smaller reporting company” until the market value of our common stock that is held by non-affiliates exceeds $250.0 million as of the last business day of our most recently completed second fiscal quarter. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Item 1B. Unresolved Staff Comments.

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

In January 2019, we further amended the first lease to add approximately 7,000 square feet of additional administrative, manufacturing and laboratory space, effective August 15, 2019, and continuing through expiration of the lease in January 2021. In connection with this lease amendment, the landlord has agreed to fund certain leasehold improvements, of which approximately $22,000 was incurred through December 31, 2019, which will be amortized over the shorter of the useful life of the leasehold improvements or the remaining lease term. Base rent for the additional leased space will be approximately $6,800 per month, excluding reimbursement of landlord funded improvements, commencing on the date of occupancy and extending through the remaining term of the lease. Our landlord holds security deposits equal to a total of approximately $30,000. We expect to renew our Tucson leases on or before their expiration on terms similar to the expiring leases.

We also lease 4,800 square feet of administrative and development laboratory space in San Carlos, California, which we took occupancy on in April 2019. The initial term of this lease is 48 months, to expire in March 2023, with the option to extend the term for an additional 12 months. Base rent payable under this lease increases approximately 3% per year over the term of the lease from $21,600 per month in the first year to $23,616 per month in the final year of the lease, plus reimbursement of operating expenses to the landlord. Our landlord also holds a security deposit of $50,000 for this facility.

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

On March 2, 2020, the last reported sale price of our common stock was $0.55 per share.

Holders

As of March 2, 2020, there were approximately 151 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Overview

We are a commercial stage RNA platform-based life sciences company focused on advancing the promise of precision medicine. Our product and service solutions are based on our proprietary next-generation HTG EdgeSeq technology that enables full RNA profiling using a small amount of biological sample, in liquid or solid forms. Our menu of HTG EdgeSeq assays is automated on our HTG EdgeSeq platform, which applies genomic sequencing tools that generate gene expression data in a timely manner utilizing a simplified workflow for customers. We seek to leverage key business drivers in molecular profiling for biomarker analysis and diagnostics, including the acceleration of precision medicine, the migration of molecular testing to NGS-based applications, the movement to smaller and less invasive biopsies, the need for greater diagnostic sensitivity, the need to conform to challenging healthcare economics and the need for automation and an easily deployable workflow, including simplified bioinformatics. For example, these capabilities enable customers to extend the use of limited biological samples for retrospective analysis, gaining further understanding of the molecular drivers of disease with the goal of developing biomarker-driven targeted therapies. We also believe our HTG EdgeSeq technology can be used as a platform technology in clinical applications that will simplify, consolidate and reduce the cost of NGS-based diagnostic workflows and in commercialized CDx tests.

Our products include instrumentation, consumables, including assay kits, and software that, as an integrated system, automate sample processing and can quickly, robustly and simultaneously profile tens, hundreds or thousands of molecular targets from samples a fraction of the size required by many prevailing technologies. Our objective is to establish our solutions as the standard in molecular profiling, companion diagnostic development and molecular diagnostics, and to make their benefits accessible to all molecular labs from research to the clinic. We believe that our target customers desire high quality molecular profiling information in a multiplexed panel format from increasingly smaller and less invasive samples, with the ability to test and analyze such information locally to minimize turnaround time and cost.

In 2014, we launched our HTG EdgeSeq technology, which generates a molecular profiling library for gene expression profiling using NGS. Our HTG EdgeSeq assays are automated on our HTG EdgeSeq platform. Our innovative platform and menu of molecular profiling panels are being utilized in two complimentary ways in advancing precision health. Biopharmaceutical companies and other translational research centers utilize our technology to discover and validate biomarkers and develop molecular subtypes, which can identify patient populations most likely to respond to certain therapies. In addition to purchasing our technology for use in customer facilities, customers can also obtain the advantages of our proprietary technology through our service offerings. Pre-clinical services, including custom assay development and sample processing services provided by our Tucson-based VERI/O laboratory, allow customers the ability to more efficiently identify and validate biomarker signatures across their drug portfolios or patient cohorts. Our ISO 13485 2016 quality system and diagnostic development teams also partner with biopharmaceutical company customers to develop, manufacture and commercialize companion diagnostics. Although our initial focus is oncology, we offer customers a full solution from biomarker discovery to deployment of CDx tests across all disease states. Utilizing NGS as our method of detection provides our customers with the benefits of our highly multiplexed and extraction-free chemistry and the sensitivity and dynamic range of the sequencers, providing a powerful value proposition and complete workflow.

We have two primary sources of revenue: product and product-related services revenue from the sale of research use only (“RUO”) and CE/IVD marked profiling products, sample processing services and custom assay development services to biopharmaceutical companies, academic research centers and molecular testing laboratories; and revenue from collaborative development services for companion diagnostic development programs for biopharmaceutical companies.

Profiling product and product-related services revenue includes customer purchases of our HTG EdgeSeq instrument and related assay kits, development of custom RUO assay kits for customers and the use of our HTG EdgeSeq instrument and RUO assay kits to process samples on the customer’s behalf in our VERI/O laboratory. In addition, as of December 31, 2019, we sell two internally developed proprietary CE/IVD marked assays, including our HTG EdgeSeq DLBCL Cell of Origin Assay EU and HTG EdgeSeq ALKPlus Assay EU.

Collaborative development revenue relates to services performed using our HTG EdgeSeq proprietary technology to develop, seek regulatory approval for and commercialize companion diagnostic assays for biopharmaceutical drug candidates and corresponding therapeutics. Collaborative development services revenue generated to date has primarily related to three statements of work entered into under our Governing Agreement with QML. In November 2019, we terminated the Governing Agreement, effective immediately, as a result of QML’s material breach of the Governing Agreement, including QML’s failure to develop an IVD version of its GeneReader. Our termination of the Governing Agreement did not terminate active statements of work under the Governing Agreement. On future agreements, we may choose to develop companion diagnostic products independently or with a collaboration partner.

Our business currently reflects a laboratory services and collaborative development services-oriented revenue model. However, we anticipate that this will be a catalyst toward an emerging product-based strategy in the long-term as additions to our diagnostic panel menu are expected to increase the demand for our instrument and consumables products in individual laboratories and customer locations.

We have incurred significant losses since our inception, and we have never been profitable. We incurred net losses of $19.3 million and $16.5 million for the years ended December 31, 2019 and 2018, respectively, and had an accumulated deficit of $170.3 million as of December 31, 2019. As of December 31, 2019, we had available cash and cash equivalents totaling approximately $7.6 million, investments in short-term available-for-sale securities totaling $25.4 million and had current liabilities of approximately $8.9 million and long-term liabilities of approximately $12.3 million, primarily attributable to our MidCap Term Loan and NuvoGen obligations. We believe that our existing resources will be sufficient to fund our planned operations for at least the next 12 months from the issuance of these consolidated financial statements included elsewhere in this report. However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.

Recent Developments

In January 2020, we received a European patent grant notification for our methods for subtyping diffuse large B-cell lymphoma, effective October 2019. We were previously granted a patent for this technology in the United States in 2018. We also appeared in two significant peer-reviewed publications, Cell and Nature. The total number of publications referencing our HTG EdgeSeq technology, including these peer-reviewed publications is now over 140 as of December 31, 2019.

From January 1, 2020 through March 15, 2020, we sold 4,399,062 shares of our common stock under the 2019 ATM Offering (see Note 14 with Cantor Fitzgerald at then-market prices for total gross proceeds of approximately $2.6 million. After deferred offering costs and sales commissions owed in connection with the 2019 ATM Offering, our aggregate net proceeds through March 15, 2020 were approximately $2.5 million.

In February 2020, we entered into an Exchange and Purchase Agreement with certain accredited investors (the “Investors”) pursuant to which we agreed to (i) issue to the Investors an aggregate of 41,100 shares of its newly designated Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”), in exchange for the Investors surrendering for cancellation an aggregate of 4,110,000 shares of its common stock (the “Exchange”) and (ii) sell and issue to the Investors an aggregate of 10,170 shares of Series A Preferred for an aggregate purchase price of $600,030, or $59.00 per share (the “Private Placement”), both of which were completed prior to the end of February 2020.

In February 2020, we amended our MidCap Term Loan and MidCap Revolving Loan agreements to (i) extend the interest only payments on the term loan advances by an additional 11 months, with principal on each term loan advance payable in 25 equal monthly installments beginning March 1, 2021 until paid in full on March 1, 2023, with the ability to further extend the interest-only period by an additional four months if we achieve a stated revenue milestone for the 12-month period ending on December 31, 2020; (ii) permit the use of the $3.3 million of escrowed funds previously deposited by us for repayment of the QNAH Convertible Note, subject to certain limitations; and (iii) to include a grant of a security interest in our intellectual property, effective as of the date of the amendments.

In March 2020, we entered into a purchase agreement ("LP Purchase Agreement") with Lincoln Park Capital Fund, LLC ("Lincoln Park") pursuant to which, upon the terms and subject to the conditions and limitations set forth therein, we have the right to sell to Lincoln Park up to $20,000,000 of shares of our common stock (“Purchase Shares”) from time to time over the 36-month term of the LP Purchase Agreement. The purchase price of the Purchase Shares will be based on recent closing prices of our common stock at the time of sale. We issued Lincoln Park an aggregate of 615,384 shares of our common stock as consideration for their purchase commitment pursuant to the LP Purchase Agreement.

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

Biopharmaceutical Biomarker and Companion Diagnostic Solutions

Biopharmaceutical companies are continually working to improve the efficacy of their drug development process and the safety and efficacy of their drugs. We believe that our technology can support these initiatives by providing a seamless solution from biomarker discovery to a commercialized companion diagnostic test that can be used to assist clinicians in confidently prescribing these drugs to their patients. Our products and service solutions allow us to partner with our biopharmaceutical company customers to identify molecular biomarkers that can help determine which patients are most likely to benefit from a particular drug, validate these biomarkers in clinical trials and partner to commercialize the validated CDx assay. Customers can access our technology by purchasing our platform and assays for their internal use or by engaging us to perform certain services, including molecular profiling of respective cohorts in our VERI/O laboratory and development of custom RUO panels to support early stage clinical programs, IUO assays for clinical trials or companion diagnostic assays for approved drugs. Our product and service solutions have provided us with a growing number of early stage biomarker discovery programs and new opportunities to collaborate with biopharmaceutical companies in their drug development programs. Our business model is structured to allow us to capture revenue at each stage of the drug development lifecycle with the highest value in the form of a drug linked companion diagnostic as the ultimate objective.

Customer Adoption of HTG Technology

Today we believe the primary measures of adoption for our technology are the number of active programs in our biopharmaceutical company customer pipeline, the number of total active customers and revenue growth relating to new and existing customers. In the future, we expect increased sales of our products and services as we add new proprietary panels to our product menu and as additional European customers adopt our existing assays or custom assays for use in clinical diagnostic testing. While our current customer mix is dominated by biopharmaceutical company customers, we expect to see growth in clinical diagnostic labs as we commercialize companion diagnostic assays from the collaborative development services programs and as biomarker strategies are validated through our partnerships with key opinion leaders in Europe.

Our ability to increase instrument and consumable revenue depends on several factors, including (i) adoption of our HTG EdgeSeq platforms by our customer base, including increasing market share for our proprietary panels for the research market; (ii) the efforts of our sales and marketing teams to demonstrate the utility of our products and technology; (iii) our ability to develop and market novel molecular profiling panels designed to meet customer needs, including unmet medical needs; (iv) our ability to demonstrate the benefits of our products to key opinion leaders so they publish information supporting those benefits; (v) pricing and reimbursement; (vi) our ability to expand the addressable market of our HTG EdgeSeq platform through the development of new applications; (vii) our product capabilities compared with competition; and (viii) successful outcomes to our companion diagnostic collaborations. Given the length of our sales cycle, we have experienced historically, we expect fluctuations in our instrument and consumables sales on a period-to-period basis.

A key element of increasing adoption of our technology is our assay and panel menu available for use by our customers on the HTG EdgeSeq. To sell additional instruments, grow our installed base and drive larger consumable annuities we must develop and commercialize new assays and add to the utility of existing panels by expanding applications on our REVEAL software. Our arrangements with biopharmaceutical companies are expected to generate new menu items in addition to our diagnostic development strategies in immuno-oncology and next-generation pathology. We will remain focused on high quality instrument placements and consumable pull through as the primary indicators of future commercial adoption and success in our business.

Timing and effectiveness of research and development expenses

Our spending on collaboration-based research and development may vary substantially from period to period due to the nature and timing of biopharmaceutical company drug development processes and the development effort involved in reaching key milestones under our companion diagnostic development agreements. Costs from our collaborative development services programs, including but not limited to the quantity of HTG EdgeSeq assay kits and instruments, third-party sequencing equipment and third-party or internal labor required to complete development milestones, all of which are expensed to research and development expense in our consolidated statements of operations, can vary significantly from one development stage to the next. Expenses associated with our ongoing proprietary product research and development efforts are carefully managed and are standardized under our stage-gate-based new product development methodology. Program progress and priorities are assessed by time, quality and adherence to budgetary metrics at each phase of the product development.

Potential Impact of the COVID-19 Pandemic

          Significant uncertainty remains as to the potential impact of the COVID-19 pandemic on our operations, and on the global economy as a whole. However, we believe it is likely that the COVID-19 pandemic will have a negative impact on our product and product-related services revenue and collaborative development services revenue in 2020. We believe this negative impact will be primarily demand-side driven as our customers experience disruptions in their own businesses from the pandemic. However, it is possible that the COVID-19 pandemic will also impact our workforce, supply chains or distribution networks or otherwise impact our ability to conduct sample processing services and custom assay development services and our ability to provide collaborative development services for companion diagnostic development programs.

Financial Operations Overview and Consolidated Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

	Years Ended December 31,		Change
	2019	2018	$	%
Revenue:
Product and product-related services	$14,632,204	$9,121,390	$5,510,814	60%
Collaborative development services	4,571,684	12,382,504	(7,810,820)	(63%)
Total revenue	19,203,888	21,503,894	(2,300,006)	(11%)
Operating expenses:
Cost of product and product-related services revenue	8,911,372	5,090,475	3,820,897	75%
Selling, general and administrative	18,682,396	19,974,616	(1,292,220)	(6%)
Research and development	10,570,225	12,598,034	(2,027,809)	(16%)
Total operating expenses	38,163,993	37,663,125	500,868	1%
Operating loss	(18,960,105)	(16,159,231)	(2,800,874)	17%
Loss on extinguishment of Growth Term Loan	—	(105,064)	105,064	(100%)
Interest income (expense)	(334,180)	(186,097)	(148,083)	80%
Net loss before income taxes	$(19,294,285)	$(16,450,392)	$(2,843,893)	17%

Revenue

We generate revenue from two primary sources: product and product-related services revenue from the sale of RUO and CE/IVD marked profiling products, sample processing services and custom assay development services to biopharmaceutical companies, academic research centers and molecular testing laboratories; and revenue from collaborative development services for biopharmaceutical companies under our companion diagnostic development programs.

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

Collaborative development services revenue generated to date has primarily related to three statements of work entered into under our Governing Agreement with QML. Under these agreements, we and QML combined our technological and commercial strengths to offer biopharmaceutical companies a complete NGS-based solution for the development, manufacture and commercialization of companion diagnostic assays in support of and in conjunction with, biopharmaceutical companies’ drug development programs.

Total revenue decreased by 11% to $19.2 million for the year ended December 31, 2019 compared with total revenue of $21.5 million for the year ended December 31, 2018. The decrease in total revenue was driven by the decrease of revenue generated from collaborative development services relating to our Governing Agreement, as existing programs reached biopharmaceutical company partner decision points and no new collaborative development programs were entered into in 2019. This decrease was substantially offset by increased product and product-related services profiling revenue compared with 2018, driven by the demand for our RUO service offerings as a result of the expansion of our RUO assay menu and the continued strengthening of relationships with key biopharmaceutical company customers.

Product and product-related services revenue

Product and product-related services revenue, which includes biomarker profiling revenue generated through the sale of our HTG EdgeSeq instruments and consumables and from services performed for customers in our VERI/O laboratory using our proprietary RUO technology, increased $5.5 million to $14.6 million for the year ended December 31, 2019 compared with $9.1 million for the year ended December 31, 2018, and was comprised of the following:

	Years Ended December 31,		Change
	2019	2018	$	%
Product revenue:
Instruments	$1,436,730	$351,885	$1,084,845	308%
Consumables	3,010,094	1,964,499	1,045,595	53%
Total product revenue	$4,446,824	$2,316,384	$2,130,440	92%
Product-related services revenue:
Custom RUO assay design	4,498,088	964,241	3,533,847	366%
RUO sample processing	5,687,292	5,840,765	(153,473)	(3%)
Total product-related services revenue	10,185,380	6,805,006	3,380,374	50%
Total product and product-related services revenue	$14,632,204	$9,121,390	$5,510,814	60%

Product revenue generated from the sale of our HTG EdgeSeq instruments and RUO and CE/IVD assay kits increased 92% to $4.4 million for the year ended December 31, 2019 compared with $2.3 million for the year ended December 31, 2018, and represented 23% and 11% of our total revenue for the years ended December 31, 2019 and 2018, respectively. The increase in product revenue in 2019 compared with 2018 is attributable to increased sale of our instruments and consumables as a result of the expansion of the menu of profiling assays that is available for purchase by the increasing number of customers who have adopted our technology in the United States and Europe.

Service revenue, consisting of sample processing using our HTG EdgeSeq instruments and consumables in our VERI/O laboratory and custom RUO assay development, increased by $3.4 million to $10.2 million for the year ended December 31, 2019 compared with $6.8 million for the year ended December 31, 2018, and represented 53% and 32% of our total revenue for the years ended December 31, 2019 and 2018, respectively. The increase in service revenue for the year ended December 31, 2019 compared with 2018 primarily reflects an increase in the development of custom RUO panels which are expected to generate future sample processing, collaborative development services or RUO consumables revenue.

Collaborative development services revenue

Collaborative development services revenue includes services performed on biopharmaceutical company companion diagnostic development programs using our HTG EdgeSeq proprietary technology to develop, validate in clinical trials, seek regulatory approvals for and commercialize CDx assays for biopharmaceutical company therapeutics. Collaborative development services revenue, consisting of precision diagnostic program services performed for biopharmaceutical companies pursuant to our Governing Agreement with QML, decreased $7.8 million to approximately $4.6 million for the year ended December 31, 2019 compared with approximately $12.4 million for the year ended December 31, 2018, and represented 24% and 58% of our total revenue for the years ended December 31, 2019 and 2018, respectively. Collaborative development services revenue for the year ended December 31, 2019 included approximately $3.2 million of monthly development fees and $1.4 million of profit-sharing payments. Collaborative development services revenue for the year ended December 31, 2018 included approximately $10.2 million of monthly development fees and $2.2 million of profit-sharing payments. This variability is reflective of the number of active programs in each of these periods, the amount and timing of work to be performed under each program, the timing and number of development deliverables and the timing and amount of any profit-sharing payments under these agreements. Given these factors, we expect there to continue to be significant variability in the timing and amount of collaborative development services revenue recognized from one fiscal period to the next. No new collaborative development services programs were entered into in 2019 and our existing programs are awaiting additional activity based on customer decision points. As a result, we currently do not anticipate significant revenue from collaborative development services programs in 2020.

Cost of product and product-related services revenue

Cost of product and product-related services revenue includes product-related and services-related costs. Product-related costs include the aggregate costs incurred in manufacturing, delivering, installing and servicing instruments and consumables. The components of our product-related costs of revenue include consumables and lab supplies, subcomponent and servicing costs, manufacturing costs incurred internally (which include direct labor costs), and equipment and infrastructure expenses associated with the manufacturing and distribution of our products. Due to the fixed nature of certain of these expenses, such as overhead, equipment and infrastructure, associated with our regulated industry and our expectations for further growth in customer demand, we expect our cost of product and product-related services revenue as a percentage to decrease over time as we increase product and product-related services revenue, further absorbing these fixed costs.

Cost of product and product-related services revenue increased by 75% to $8.9 million for the year ended December 31, 2019 compared with $5.1 million for the year ended December 31, 2018. This overall increase reflects the increase in product and product‑related services revenue in 2019 compared with 2018. The increase in cost of product and product-related services revenue as a percentage of product and product-related services revenue is primarily the result of low margin subcontracted laboratory services relating to two large ongoing biopharmaceutical company customer programs for which the related revenue is in product-related services revenue for the year ended December 31, 2019. While we do not anticipate recurrence of these significant levels of subcontracted laboratory services in future periods, we expect we might need to contract these services for biopharmaceutical company programs from time to time in support of the overall development of custom assays.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of personnel costs for our sales and marketing, regulatory, legal, executive management and finance and accounting functions. The expenses also include third-party professional and consulting fees incurred by these functions, promotional expenses and facility and overhead costs for our administrative offices. Selling, general and administrative expenses decreased by $1.3 million to $18.7 million for the year ended December 31, 2019 compared with $20.0 million for the year ended December 31, 2018. The decrease in our selling, general and administrative expenses are primarily due to executive officers’ restricted stock grants that resulted in approximately $1.0 million of additional non-cash, stock-based compensation expense for the year ended December 31, 2018.

Research and development expenses

Research and development expenses represent amounts incurred to perform collaborative development services, costs to develop new proprietary panels and corresponding assays and costs to continue to develop and improve our HTG EdgeSeq platform. These expenses include payroll and related expenses, consulting expenses, laboratory supplies, facilities and equipment. Research and development costs are expensed as incurred. Research and development expenses decreased by $2.0 million to $10.6 million for the year ended December 31, 2019 compared with $12.6 million for the year ended December 31, 2018. This decrease is primarily due to the decrease in collaborative development costs associated with biopharmaceutical customer companion diagnostic development programs, which costs are included in research and development expense in our consolidated statements of operations as the contracts are accounted for under the FASB’s guidance for collaborative arrangements. Research and development costs relating to our collaborative development services revenue were approximately $2.8 million for the year ended December 31, 2019 compared with $8.0 million for the year ended December 31, 2018. We expect research and development costs to continue to increase in 2020 as we progress toward key milestones in the development of our whole transcriptome assay being developed in our California laboratory and continue to build new applications to add to the utility of our existing proprietary panels.

Interest income (expense)

As of December 31, 2019, we had an obligation due to NuvoGen in the amount of $5.7 million under an asset purchase agreement, a MidCap Term Loan obligation of $6.9 million, net of discount and deferred financing costs and a $3.0 million convertible debt liability to QNAH. Interest expense and non-cash interest expense recognized for discount, deferred financing fee amortization and final fee premium amounts relating to these obligations increased to $1.0 million for the year ended December 31, 2019 as compared with $0.9 million for the year ended December 31, 2018. Interest income included in interest income (expense) decreased by $92,368 to $623,355 for the year ended December 31, 2019 as compared with $715,723 for the year ended December 31, 2018 primarily as a result of available-for-sale securities investments made with the net proceeds from our January 2018 underwritten public offering with Leerink Partners LLC and Cantor Fitzgerald & Co. (“Cantor”) used to fund operations throughout 2019.

Cash Flows for the Years Ended December 31, 2019 and 2018

The following table summarizes the primary sources and uses of cash for each of the periods presented:

	Years Ended December 31,		Change
	2019	2018	$	%
Net cash provided by (used in):
Operating activities	$(16,695,936)	$(13,173,918)	(3,522,018)	27%
Investing activities	(3,504,384)	(23,220,435)	19,716,051	(85%)
Financing activities	19,391,804	38,129,745	(18,737,941)	(49%)
Effect of exchange rate on cash	(4,336)	(1,145)	(3,191)	279%
(Decrease) increase in cash, cash equivalents and restricted cash	$(812,852)	$1,734,247	(2,547,099)	(147%)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2019 increased by $3.5 million to $16.7 million compared with $13.2 million for the year ended December 31, 2018. This increase for the year ended December 31, 2019 reflected (i) the net loss of $19.3 million and (ii) net non-cash items of $3.1 million, consisting primarily of stock-based compensation of $1.2 million and depreciation and amortization of $1.3 million.

Net cash used in operating activities for the year ended December 31, 2018 was $13.2 million and reflected (i) the net loss of $16.5 million and (ii) net non-cash items of $3.3 million, consisting primarily of stock-based compensation of $1.9 million and depreciation and amortization of $1.5 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2019 decreased by $19.7 million to $3.5 million compared with $23.2 million for the year ended December 31, 2018. Net cash used in investing activities for the year ended December 31, 2019 consisted primarily of purchases of available-for-sale securities of $34.6 million, partially offset by the maturity of $32.2 million of the available-for-sale securities and the purchase of $1.1 million of laboratory equipment for our California-based technology center and other fixed assets during the year.

Net cash used in investing activities for the year ended December 31, 2018 was $23.2 million and consisted primarily of purchases of available-for-sale securities of $54.0 million with proceeds received from our underwritten public offering in January 2018, partially offset by the maturity of $31.7 million of the available-for-sale securities and the purchase of $0.9 million of tooling used in manufacturing, furniture and equipment for our new applications laboratory in France and other fixed assets during the year.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2019 decreased by $18.7 million to $19.4 million compared with $38.1 million for the year ended December 31, 2018. This activity for the year ended December 31, 2019 consisted primarily of $20.8 million in net proceeds from our 2019 underwritten public and private offerings with Cantor and $1.3 million in payments on our NuvoGen obligation.

Net cash provided by financing activities for the year ended December 31, 2018 was $38.1 million and consisted primarily of $37.7 million in net proceeds from our underwritten public offering in January 2018, $6.6 million in net proceeds from our MidCap Term Loan in March 2018, and $0.6 million in net proceeds from an at-the-market offering of our common stock through our 2017 Controlled Equity Offering Sales Agreement with Cantor, partially offset by $6.0 million in payments on our Growth Term Loan balance and $1.0 million in payments on our NuvoGen obligation.

Liquidity and Capital Resources

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock, the incurrence of debt and cash received from product sales, services revenue and other income. As of December 31, 2019, we had $33.0 million in cash, cash equivalents and investments in short-term available-for-sale securities, and $17.0 million of liabilities outstanding relating to our MidCap Term Loan, NuvoGen and QNAH Convertible Note obligations and our financing and operating leases.

In March 2018, we entered into the MidCap Term Loan and the Midcap Revolving Loan with MidCap Financial Trust, as agent. The MidCap Term Loan provides a secured term loan facility in an aggregate principal amount of up to $20.0 million. We borrowed the first advance of $7.0 million in March 2018. Under the terms of the MidCap Term Loan, the second advance of $13.0 million was to be available to us on or before September 30, 2019, subject to the Company’s satisfaction of certain conditions described in the MidCap Term Loan. As the Company did not satisfy these conditions, MidCap Tranche 2 was not made available to the Company for borrowing. All obligations under the Growth Term Loan were terminated and all outstanding amounts and fees due under the Growth Term Loan were repaid with proceeds from the MidCap Term Loan in March 2018. Amounts outstanding under the MidCap Term Loan bear interest at a floating rate equal to 7.25% per annum, plus the greater of (i) 1.25% or (ii) the one-month LIBOR. With the amendment of the MidCap Revolving Loan and the MidCap Term Loan in February 2020, principal on each term loan advance is payable in 25 equal monthly installments beginning March 1, 2021 until paid in full on March 1, 2023. If we achieve a stated revenue milestone for the 12-month period ending on December 31, 2020, the interest-only period will be further extended by an additional four months, with principal on each term loan advance then payable in 21 equal monthly installments beginning July 1, 2021 until paid in full on March 1, 2023. The proceeds remaining from the March 2018 MidCap Term Loan funding are expected to be used for working capital and general corporate purposes.

LIBOR is currently scheduled to be phased out in 2021. Before LIBOR is phased out, we expect to modify the MidCap Credit Facility to replace LIBOR with a new reference rate, which has yet to be established. The consequences of these developments cannot be entirely predicted but might result in higher interest rates on our borrowings under the MidCap Credit Facility.

The MidCap Revolving Loan provides a secured revolving credit facility in an aggregate principal amount of up to $2.0 million. We may request an increase in the total commitments under the MidCap Revolving Loan by up to an additional $8.0 million, subject to agent and lender approval and the satisfaction of certain conditions. Availability of the revolving credit facility under the MidCap Revolving Loan will be based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable and inventory, as reduced by certain reserves, if any. Though the MidCap Revolving Loan was made available upon our establishment of certain lockbox arrangements in June 2018, there were no amounts outstanding under the MidCap Revolving Loan as of December 31, 2019. The proceeds of any loans under the MidCap Revolving Loan may be used for working capital and general corporate purposes.

In September 2019, we completed an underwritten public offering in which we sold 29,298,537 shares of our common stock at a price of $0.65 per share, including 3,821,548 shares sold pursuant to the exercise in full of the underwriter’s option to purchase additional shares. The shares of common stock described above were offered pursuant to a Registration Statement on Form S-3 (File No. 333-229045) previously filed with the SEC and declared effective by the SEC on February 11, 2019, and a prospectus supplement thereafter. In addition, we concurrently entered into a securities purchase agreement with certain institutional accredited investors for the sale of 5,411,687 pre-funded warrants exercisable for an aggregate of 5,411,687 shares of common stock, at a purchase price of $0.64 per pre-funded warrant. The aggregate net proceeds from these offerings were approximately $20.8 million, after deducting the underwriting discounts and commissions and offering expenses.

In March 2020, we entered into a purchase agreement ("LP Purchase Agreement") with Lincoln Park Capital Fund, LLC ("Lincoln Park") pursuant to which, upon the terms and subject to the conditions and limitations set forth therein, we have the right to sell to Lincoln Park up to $20,000,000 of shares of our common stock (“Purchase Shares”) from time to time over the 36-month term of the LP Purchase Agreement. The purchase price of the Purchase Shares will be based on recent closing prices of our common stock at the time of sale. We issued Lincoln Park an aggregate of 615,384 shares of our common stock as consideration for their purchase commitment pursuant to the LP Purchase Agreement.

Funding Requirements

We have had recurring operating losses and negative cash flows from operations since our inception and have an accumulated deficit of approximately $170.3 million as of December 31, 2019. As of December 31, 2019, we had cash, cash equivalents and investments in short-term available-for-sale securities of approximately $33.0 million and had current liabilities of approximately $8.9 million. As of December 31, 2019, we also had $12.3 million in long-term liabilities primarily attributable to our MidCap Term Loan and NuvoGen obligations. We believe that our existing resources will be sufficient to fund our planned operations and expenditures for at least the next 12 months from the issuance of these consolidated financial statements. However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.

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

Additional capital may not be available at such times or in amounts needed by us. Even if sufficient capital is available to us, it might be available only on unfavorable terms. If we are unable to raise additional capital in the future when required and insufficient amounts or on terms acceptable to us, we may have to delay, scale back or discontinue one or more product development programs, curtail our commercialization activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop or commercialize independently, cease operations altogether, pursue an acquisition of our company at a price that may result in a significant loss on investment to our stockholders, file for bankruptcy, seek other protection from creditors, or liquidate all of our assets. In addition, if we default under our MidCap Term Loan agreement, our lenders could foreclose on our assets, including some of our cash and cash equivalents which are held in accounts with other financial institutions.

Contractual Obligations

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Items subject to estimates based on judgments include, but are not limited to: revenue recognition, fair value measurements, stock-based compensation expense, the value of our lease and warrant liabilities, the resolution of uncertain tax positions, income tax valuation allowances and reserves, recovery of long-lived assets and provisions for doubtful accounts, inventory obsolescence and inventory valuation. Actual results could differ from these estimates and such differences could affect the results of operations in future periods.

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

Shipping and handling fees charged to customers for instruments shipped are included in the accompanying consolidated statements of operations as part of product and product-related services revenue. Shipping and handling costs for products shipped to customers are included in the accompanying consolidated statements of operations as part of cost of product and product-related services revenue.

For sales of consumables in the United States, standard delivery terms are FOB shipping point, unless otherwise specified in the customer contract, reflecting transfer of control to the customer upon shipment. Standard delivery terms for sales to customers outside of the United States are FOB delivery point, unless otherwise specified in the customer contract. We have elected the practical expedient to account for shipping and handling as activities to fulfill the promise to transfer the consumables.

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

Collaborative Development Services

We follow ASC 606, Revenue from Contracts with Customers and ASC 808, Collaborative Arrangements to determine the appropriate recognition of revenue under our collaborative research, development and commercialization agreements that contain multiple elements. For the years ended December 31, 2019 and 2018, collaborative development services revenue was generated from our Governing Agreement with QML. We have determined that SOW One, SOW Two and SOW Three under the Governing Agreement are collaborative arrangements and that QML meets the definition of a customer under ASC 606. Additionally, each SOW is a separate contract with a single performance obligation to provide development services. Under each SOW, QML pays a monthly fee for development work performed by us and our subcontractors. The monthly fee is based on the employee and materials costs incurred during the month, which is subject to significant variability from period to period and unknown until the costs are incurred. Therefore, the monthly fee, which is based on use of hours and costs as a measure of progress, is included in the transaction price and recognized as revenue over time when the costs are incurred and the monthly fee is billed to QML. As we have the right to consideration from the customer in an amount that corresponds directly to the value to the customer of our performance completed to date, we recognize revenue in the amount to which we have the right to invoice. It is at this time that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. We also share any net profits resulting from performance of the development work with QML as determined pursuant to the Governing Agreement. Such profit-sharing payment(s) is deemed to be variable consideration using the expected value method and is included in the transaction price upon completion of the respective SOW deliverables, acceptance of corresponding deliverables, and the mutual agreement by both parties on the calculation of net profit, which is when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

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

Leases

Effective January 1, 2019, we account for our leases under ASC 842, Leases (“ASC 842”). Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheets as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or our incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For financing leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded to rent expense as incurred.

Certain leasehold improvements constructed by the landlord of our Tucson, AZ facilities as an incentive for us to extend our leases are included in leasehold improvements in the consolidated balance sheets as of December 31, 2018. The total cost of the improvements constructed by the landlord of $710,000 was capitalized when construction was completed in February 2016 and is being amortized over the remaining term of the lease agreement. The incentive of $710,000 was also recognized as deferred rent and was being amortized over the lease term as a reduction of lease expense. As of December 31, 2018, the remaining unamortized incentive of $295,833 was recognized as deferred rent within other current liabilities and other liabilities, in accordance with ASC Topic 840, Leases (“ASC 840”). Upon implementation of ASC 842, the $295,833 remaining unamortized incentive of was recognized as an offset to operating lease right-of-use asset in the consolidated balance sheets.

In calculating the right-of-use asset and lease liability, we have elected to combine lease and non-lease components for all classes of assets currently under lease, including facilities and computer equipment. We have also excluded short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term for these leases.

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

Foreign Currency Translation and Foreign Currency Transactions

We have assets and liabilities, including accounts receivable and accounts payable, which are denominated in currencies other than our functional currency. These balance sheet items are subject to re-measurement, the impact of which is recorded in selling, general and administrative expense within the consolidated statements of operations.

Adjustments resulting from translating foreign functional currency financial statements of our wholly owned subsidiary into U.S. Dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive loss in the accompanying consolidated statements of stockholder’s equity (deficit).

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts and tax base of assets and liabilities using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established against net deferred tax assets for the uncertainty it presents of our ability to use the net deferred tax assets, in this case, primarily carryforwards of net operating tax losses and research and development tax credits. In assessing the realizability of net deferred tax assets we have assessed the likelihood that net deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not “more likely than not” or there is an insufficient history of operating profits, a valuation allowance is established. We record the valuation allowance in the period we determine that it is more likely than not that net deferred tax assets will not be realized. For the years ended December 31, 2019 and 2018, we have provided a full valuation allowance for all net deferred tax assets due to their current realization being considered remote. Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement. The Tax Act, which was signed into law on December 22, 2017, significantly revised the IRC. For further information as to its impact on our financial statements see “Note 16. Income Taxes” in Part II, Item 8, Notes to Financial Statements.

Emerging Growth Company Status

We are an “emerging growth company” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

HTG Molecular Diagnostics, Inc.

Tucson, Arizona

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HTG Molecular Diagnostics, Inc. (the “Company”) and subsidiary as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiary at December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Method Related to Leases

As discussed in Notes 2 and 11 to the consolidated financial statements, the Company has changed its method of accounting for leases during the year ended December 31, 2019 due to the adoption of Accounting Standards Codification (“ASC”) 842, Leases.

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

Los Angeles, California

March 25, 2020

HTG Molecular Diagnostics, Inc.

Consolidated Balance Sheets

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$7,619,748	$8,432,600
Short-term investments available-for-sale, at fair value	25,410,222	22,681,049
Accounts receivable	3,164,176	5,012,678
Inventory, net of allowance of $39,403 at both December 31, 2019 and December 31, 2018	1,269,667	1,306,609
Restricted cash, current	3,270,247	—
Prepaid expenses and other	633,522	519,002
Total current assets	41,367,582	37,951,938

Restricted cash, non-current	—	3,270,247
Operating lease right-of-use assets	1,209,145	—
Property and equipment, net	2,240,133	2,373,790
Other non-current assets	302,409	175,305
Total assets	$45,119,269	$43,771,280

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,662,583	$1,849,921
Accrued liabilities	1,870,296	3,358,465
Contract liabilities - current	426,014	332,711
NuvoGen obligation - current	1,152,233	1,290,234
Convertible note - current, net of debt issuance costs	2,987,667	—
Operating lease liabilities - current	758,932	—
Other current liabilities	41,134	186,043
Total current liabilities	8,898,859	7,017,374
NuvoGen obligation - non-current, net of discount	4,498,777	5,702,519
Convertible note - non-current, net of debt issuance costs	—	2,974,213
MidCap Term Loan payable - net of discount and debt issuance costs	6,871,545	6,704,641
Operating lease liabilities - non-current	636,340	—
Other non-current liabilities	244,114	280,471
Total liabilities	21,149,635	22,679,218
Commitments and Contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2019 and December 31, 2018, 58,090,233 shares issued and outstanding at December 31, 2019 and 28,585,449 shares issued and outstanding at December 31, 2018	58,090	28,585
Additional paid-in-capital	194,234,151	172,086,909
Accumulated other comprehensive loss	(4,964)	(3,453)
Accumulated deficit	(170,317,643)	(151,019,979)
Total stockholders’ equity	23,969,634	21,092,062
Total liabilities and stockholders' equity	$45,119,269	$43,771,280

The accompanying notes are an integral part of these consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2019	2018
Revenue:
Product and product-related services	$14,632,204	$9,121,390
Collaborative development services	4,571,684	12,382,504
Total revenue	19,203,888	21,503,894

Operating expenses:
Cost of product and product-related services revenue	8,911,372	5,090,475
Selling, general and administrative	18,682,396	19,974,616
Research and development	10,570,225	12,598,034
Total operating expenses	38,163,993	37,663,125
Operating loss	(18,960,105)	(16,159,231)

Other income (expense):
Interest expense	(957,535)	(901,820)
Interest income	623,355	715,723
Loss on extinguishment of Growth Term Loan	—	(105,064)
Total other income (expense)	(334,180)	(291,161)
Net loss before income taxes	(19,294,285)	(16,450,392)
Provision for income taxes	(3,379)	(3,526)
Net loss	$(19,297,664)	$(16,453,918)
Net loss per share, basic and diluted	$(0.51)	$(0.60)
Shares used in computing net loss per share, basic and diluted	38,099,687	27,523,463

The accompanying notes are an integral part of these consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2019	2018
Net loss	$(19,297,664)	$(16,453,918)
Other comprehensive income (loss), net of tax effect:
Unrealized gain (loss) on short-term investments	2,299	(2,308)
Foreign currency translation adjustment	(3,810)	(1,145)
Total other comprehensive loss	(1,511)	(3,453)
Comprehensive loss	$(19,299,175)	$(16,457,371)

The accompanying notes are an integral part of these consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at January 1, 2018	13,929,763	$13,929	$131,492,595	$—	$(134,566,061)	$(3,059,537)
Exercise of stock options	144,645	145	316,622	—	—	316,767
Stock-based compensation expense	—	—	1,887,764	—	—	1,887,764
Release of restricted stock awards	291,010	291	—	—	—	291
Net share settlement of restricted stock award	(38,582)	(39)	(150,709)	—	—	(150,748)
Stock issued under stock purchase plans	82,261	82	199,792	—	—	199,874
Issuance of common stock from ATM Offering, net of issuance costs of $17,000	261,352	262	556,444	—	—	556,706
Issuance of common stock from underwritten public offering, net of underwriting discounts, commissions and issuance costs of $2.6 million	13,915,000	13,915	37,710,401	—	—	37,724,316
Issuance of common stock warrants in connection with MidCap Term Loan	—	—	74,000	—	—	74,000
Net loss	—	—	—	—	(16,453,918)	(16,453,918)
Unrealized loss on short-term investments	—	—	—	(2,308)	—	(2,308)
Foreign currency translation adjustment	—	—	—	(1,145)	—	(1,145)
Balance at December 31, 2018	28,585,449	$28,585	$172,086,909	$(3,453)	$(151,019,979)	$21,092,062
Exercise of stock options	54,256	54	120,900	—	—	120,954
Stock-based compensation expense	—	—	1,156,486	—	—	1,156,486
Release of restricted stock awards	81,462	81	—	—	—	81
Net share settlement of restricted stock award	(16,927)	(17)	(30,887)	—	—	(30,904)
Stock issued under stock purchase plans	87,456	88	171,102	—	—	171,190
Issuance of common stock from underwritten public and private offerings, net of underwriting discounts, commissions and issuance costs of $1.7 million	29,298,537	29,299	20,729,641	—	—	20,758,940
Net loss	—	—	—	—	(19,297,664)	(19,297,664)
Unrealized gain on short-term investments	—	—	—	2,299	—	2,299
Foreign currency translation adjustment	—	—	—	(3,810)	—	(3,810)
Balance at December 31, 2019	58,090,233	$58,090	$194,234,151	$(4,964)	$(170,317,643)	$23,969,634

The accompanying notes are an integral part of these consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2019	2018
Operating activities
Net loss	$(19,297,664)	$(16,453,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,259,015	1,468,121
Accretion of discount on NuvoGen obligation	(13,821)	(12,480)
Provision for excess inventory	153,729	83,218
Amortization of Growth Term Loan discount and issuance costs	—	62,951
Loss on extinguishment of Growth Term Loan	—	105,064
Write-off of ATM offering costs	108,883	—
Amortization of QNAH Convertible Note issuance costs	13,454	13,453
Amortization of MidCap Credit Facility discount and issuance costs	183,002	133,963
Stock-based compensation expense	1,156,567	1,888,055
Employee stock purchase plan expense	66,238	58,959
Amortization of operating lease right-of-use assets	476,789	—
Amortization of incentive from landlord	—	(142,000)
Accrued interest on available-for-sale securities investments	(325,666)	(412,436)
Loss on disposal of assets	9,051	8,104
Changes in operating assets and liabilities:
Accounts receivable	1,848,502	1,332,030
Inventory	(116,787)	(171,909)
Prepaid expenses and other	(177,307)	(113,581)
Deferred offering costs	—	2,953
Accounts payable	(155,974)	(150,176)
Accrued liabilities	(1,440,065)	(447,351)
Contract liabilities	188,507	(426,938)
Operating lease liabilities	(632,389)	—
Net cash used in operating activities	(16,695,936)	(13,173,918)
Investing activities
Purchase of property and equipment	(1,103,176)	(949,514)
Sales, redemptions and maturities of available-for-sale securities	32,200,000	31,700,000
Purchase of available-for-sale securities	(34,601,208)	(53,970,921)
Net cash used in investing activities	(3,504,384)	(23,220,435)
Financing activities
Proceeds from MidCap Credit Facility	—	7,000,000
MidCap Credit Facility lender fees	—	(422,390)
Payments on Growth Term Loan	—	(1,684,626)
Payments for extinguishment of Growth Term Loan	—	(4,276,988)
Proceeds from 2018 underwritten public offering, net of underwriting discounts, commissions and issuance costs of $2.6 million	—	37,724,316
Proceeds from 2019 underwritten public and private offerings, net of underwriting discounts, commissions and issuance costs of $1.7 million	20,758,940	—
Proceeds from ATM Offering, net	—	556,706
Payments on NuvoGen obligation	(1,327,922)	(1,012,122)
Payments on financing leases	(44,043)	(62,085)
Proceeds from exercise of stock options	120,954	316,767
Taxes paid for net share settlement of restricted stock awards	(30,904)	(150,748)
Proceeds from shares purchased under stock purchase plans	104,952	140,915
Payment of deferred offering costs	(190,173)	—
Net cash provided by financing activities	19,391,804	38,129,745

Effect of exchange rates on cash	(4,336)	(1,145)

(Decrease) increase in cash, cash equivalents and restricted cash	(812,852)	1,734,247
Cash, cash equivalents and restricted cash at beginning of year	11,702,847	9,968,600
Cash, cash equivalents and restricted cash at end of year	$10,889,995	$11,702,847

Supplemental disclosure of noncash investing and financing activities
Fixed asset purchases payable and accrued at period end	$8,299	$39,265
Adoption of ASC 842, Leases	694,352	—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	1,005,085	—
Financing lease right-of-use assets obtained in exchange for financing lease liabilities	63,406	—
Equipment purchased through capital leases	—	71,709
Carrying value of demonstration units transferred from property and equipment to inventory	—	49,245
Debt issuance costs payable and accrued at period end	—	59,030
MidCap Term Loan fees and warrant discount	—	389,000
Supplemental cash flow information
Cash paid for interest	$686,042	$553,070
Cash paid for taxes	3,379	3,545

The accompanying notes are an integral part of these consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business, Basis of Presentation and Principles of Consolidation

HTG Molecular Diagnostics, Inc. (the “Company”) is a provider of instruments, reagents and services for molecular profiling applications. The Company derives revenue from sales of its HTG EdgeSeq automation system and integrated next-generation sequencing-based (“NGS-based”) HTG EdgeSeq assays, from services including sample processing and custom research use only (“RUO”) assay development and from collaborative development services.

The Company operates in one segment and its customers are located primarily in the United States and Europe. For the year ended December 31, 2019, approximately 34% of the Company’s revenue was generated from sales originated by customers located outside of the United States, compared with 69% for the year ended December 31, 2018. Approximately 69% and 84% of the sales to customers located outside of the United States resulted from collaborative development services revenue generated through the Master Assay Development, Commercialization and Manufacturing Agreement (the “Governing Agreement”), with QIAGEN Manchester Limited (“QML”), a wholly owned subsidiary of QIAGEN N.V. (see Note 9), for the years ended December 31, 2019 and 2018, respectively.

Basis of Presentation

The consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The Company formed a French subsidiary, HTG Molecular Diagnostics France SARL (“HTG France”), in November 2018. The consolidated financial statements include the accounts of the Company and this wholly owned subsidiary after elimination of intercompany transactions and balances as of December 31, 2019 and 2018.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Liquidity

The Company may need to raise additional capital to fund its operations and service its near and long-term debt obligations until its revenue reaches a level sufficient to provide for self-sustaining cash flows. There can be no assurance that additional capital will be available on acceptable terms, or at all, or that the Company’s revenue will reach a level sufficient to provide for self-sustaining cash flows. If sufficient additional capital is not available as and when needed, the Company may have to delay, scale back or discontinue one or more product development programs, curtail its commercialization activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that the Company otherwise would have sought to develop or commercialize independently, cease operations altogether, pursue a sale of the Company at a price that may result in a significant loss on investment for its stockholders, file for bankruptcy or seek other protection from creditors, or liquidate all assets. In addition, if the Company defaults under its term loan agreement, its lenders could foreclose on its assets, including some of its cash and cash equivalents, which are held in accounts with other financial institutions.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include revenue recognition, stock-based compensation expense, bonus accrual, income tax valuation allowances and reserves, recovery of long‑lived assets, lease liability, inventory obsolescence and inventory valuation. Actual results could materially differ from those estimates.

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

	December 31,
	2019	2018
Cash and cash equivalents	$7,619,748	$8,432,600
Restricted cash, current	3,270,247	—
Restricted cash, non-current	—	3,270,247
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$10,889,995	$11,702,847

In October 2017, the Company received $3.0 million in gross proceeds from, and issued a subordinated convertible promissory note (the “QNAH Convertible Note”) in that principal amount to, QIAGEN North American Holdings, Inc. (“QNAH”). Amounts included in restricted cash represent those required to be set aside in escrow under the terms of the MidCap Term Loan to collateralize the payment that will be due upon maturity of the QNAH Convertible Note (see Note 8). The amounts will be released to the Company upon subsequent delivery of subordination documents for the QNAH Convertible Note to MidCap or conversion of the QNAH Convertible Note. If neither occurs, the amounts will be applied by the escrow agent to repay in full the QNAH Convertible Note at maturity (or in connection with a prepayment at the direction of the Company after September 1, 2020) subject to the terms of the MidCap Term Loan including (i) having at least $18.0 million of unrestricted cash and cash equivalents and (ii) there being no default under the MidCap Credit Facility.

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

As of December 31, 2019, the estimated aggregate fair value of the QNAH Convertible Note with QNAH is approximately $3.0 million, based on a discounted cash flow approach and utilizing an option pricing model to value the conversion feature, with key assumptions including expected volatility, discount rates, term and risk-free rates.

The NuvoGen obligation is an obligation relating to an asset purchase transaction with a then-common stockholder of the Company. As of December 31, 2019, the estimated aggregate fair value of the NuvoGen obligation is approximately $5.1 million, determined using a Monte Carlo simulation with key assumptions including future revenue, volatility, discount and risk-free rates.

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

Equipment that is under evaluation for purchase remains in inventory as the Company maintains title to the equipment throughout the evaluation period. The period of time customers use to evaluate the Company’s equipment generally ranges from 90 to 180 days, and in certain circumstances the evaluation period may need to be extended beyond that period. However, in no case will the evaluation period exceed one year. If the customer has not purchased the equipment or entered into a reagent rental agreement with the Company after evaluating the product for one year, the equipment is returned to the Company or the customer is allowed to continue use of the equipment, in which case the equipment is written off to selling, general and administrative expense in the accompanying consolidated statements of operations. HTG EdgeSeq instruments at customer locations under evaluation agreements are included in finished goods inventory. Finished goods inventory under evaluation as of December 31, 2019 was $79,338 compared to $143,271 as of December 31, 2018.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flow, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Although the Company has accumulated losses since inception, the Company believes the future cash flows will be sufficient to exceed the carrying value of the Company’s long-lived assets. There were no impairments of long-lived assets during the years ended December 31, 2019 and 2018.

Leases

Effective January 1, 2019, the Company accounts for its leases under Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 842. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheets as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For financing leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded to rent expense as incurred.

Certain leasehold improvements constructed by the landlord of the Company’s Tucson, AZ facilities as an incentive for the Company to extend its leases are included in leasehold improvements in the consolidated balance sheets as of December 31, 2018. The total cost of the improvements constructed by the landlord of $710,000 was capitalized when construction was completed in February 2016 and is being amortized over the remaining term of the lease agreement. The incentive of $710,000 was also recognized as deferred rent and was being amortized over the lease term as a reduction of lease expense. As of December 31, 2018, the remaining unamortized incentive of $295,833 was recognized as deferred rent within other current liabilities and other liabilities, in accordance with ASC Topic 840, Leases (“ASC 840”). Upon implementation of ASC 842 on January 1, 2019, the Company recognized the $295,833 unamortized incentive as an offset to operating lease right-of-use asset in the accompanying consolidated balance sheets.

In calculating the right-of-use asset and lease liability, the Company elects to combine lease and non-lease components for all classes of assets currently under lease, including facilities and computer equipment. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on short-term leases on a straight-line basis over the lease term for these leases.

The comparative information in these consolidated financial statements has not been restated and continues to be reported under ASC 840.

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

Deferred Offering Costs

Deferred offering costs represent legal and other direct costs related to planned future stock offering transactions. Deferred offering costs of $140,320 included as non-current assets in the accompanying consolidated balance sheets represent legal costs incurred, $81,290 of which were incurred during the year ended December 31, 2019 and $59,030 of which were incurred during the year ended December 31, 2018, by the Company in contemplation of the issuance of additional shares in a future financing transaction. In January 2020, these deferred offering costs were recorded to additional paid in capital, as an offset to proceeds received from the 2019 ATM Offering (see Note 17).

Contract Liabilities

Contract liabilities represent cash receipts for products or services to be delivered in future periods, including up-front fees received relating to custom RUO assay design and collaborative development services. When products or services are delivered to customers, contract liabilities are recognized as earned. Up-front fees received for custom RUO assay design or collaborative development services are recognized over time based on the costs incurred to date compared to total expected costs as design or development procedures are completed and outputs are produced.

Revenue Recognition

The Company adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”), on January 1, 2018 using the full retrospective approach. The adoption of this standard did not have a material impact on 2017 revenue recognition or on opening equity, as the timing and measurement of revenue recognition for the Company is materially the same under ASC 606 as it was under the prior relevant guidance.

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

Product Warranty

The Company generally provides a one-year warranty on its HTG EdgeSeq systems covering the performance of system hardware and software in conformance with customer specifications under normal use and protecting against defects in materials and workmanship. The Company may, at its option, replace, repair or exchange products covered under valid warranty claims. A provision for estimated warranty costs is recognized at the time of sale, through cost of product and product-related services revenue, based upon recent historical experience and other relevant information as it becomes available. The Company continuously assesses the adequacy of its product warranty accrual by reviewing actual claims and adjusts the provision as needed. Warranty accrual is included in accrued liabilities in the accompanying consolidated balance sheets.

Research and Development Expenses

Research and development expenses represent costs incurred internally for research and development activities and costs incurred externally to fund research activities. These costs include those generated through research and development efforts for the improvement and expansion of the Company’s proprietary technology and product offerings as well as those related to third-party collaborative development agreements, for which related revenue is included in collaborative development services revenue in the accompanying consolidated statements of operations. See Note 9 for further discussion of the development costs associated with collaborative development services agreements included in research and development expense as compared to cost of product and product-related services revenue in the accompanying consolidated statements of operations.

Advertising

All costs associated with advertising and promotions are expensed as incurred. Advertising expense was $4,595 and $110,591 for the years ended December 31, 2019 and 2018, respectively, and is included as a component of selling, general and administrative expenses on the accompanying consolidated statements of operations.

Stock-based Compensation

The Company incurs stock-based compensation expense relating to grants under its equity incentive plans of restricted stock units (“RSUs”) and stock options to employees, consultants and non-employee directors, and stock purchase rights granted under the 2014 Employee Stock Purchase Plan (“ESPP”).

The Company recognizes expense for stock-based awards based on the fair value of awards on the date of grant. The fair value of RSUs is based on the quoted market price of the Company’s common stock on the date of grant. The fair value of ESPP rights and stock options granted pursuant to the Company’s equity incentive plans is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value utilizing the Black-Scholes option pricing model is affected by the fair value of the Company’s stock price and several assumptions, including volatility, expected term, risk-free interest rate, and dividend yield. Generally, these assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes.

The Company does not estimate the number of awards expected to be forfeited, but instead accounts for such forfeitures as they occur.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts and tax base of assets and liabilities using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established against net deferred tax assets for the uncertainty it presents of our ability to use the net deferred tax assets, in this case, primarily carryforwards of net operating tax losses and research and development tax credits. In assessing the realizability of net deferred tax assets we have assessed the likelihood that net deferred tax assets will be recovered from future taxable income, and to the extent that it is “more likely than not” that the assets will not be recovered or there is an insufficient history of operating profits, a valuation allowance is established. We record the valuation allowance in the period we determine that it is more likely than not that net deferred tax assets will not be realized. For the years ended December 31, 2019 and 2018, we have provided a full valuation allowance for all net deferred tax assets due to their current realization being considered remote in the near term. Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement.

Foreign Currency Translation and Foreign Currency Transactions

The Company has assets and liabilities, including accounts receivable and accounts payable, which are denominated in currencies other than its functional currency. These assets and liabilities are subject to re-measurement, the impact of which is recorded in selling, general and administrative expense within the consolidated statements of operations.

Adjustments resulting from translating foreign functional currency financial statements of the Company’s wholly owned subsidiary into U.S. Dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive loss in the accompanying consolidated statements of stockholder’s equity (deficit).

Comprehensive Loss

Comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized gains and losses on short-term available-for-sale investments and adjustments resulting from translating foreign functional currency financial statements into U.S. Dollars are included in comprehensive loss.

Concentration Risks

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains the majority of its cash balances in the form of cash deposits in bank checking and money market accounts in amounts in excess of federally insured limits. Management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

The Company sells its instruments, consumables, sample processing services, custom RUO assay design and collaborative development services primarily to biopharmaceutical companies, academic institutions and molecular labs. The Company routinely assesses the financial strength of its customers and credit losses have been minimal to date.

The top three customers accounted for 24%, 22% and 19% of the Company’s revenue for the year ended December 31, 2019, compared with 58%, 10% and 9% for the year ended December 31, 2018. The largest two customers accounted for approximately 29% and 25% of the Company’s net accounts receivable as of December 31, 2019. These accounts receivable primarily relate to sample processing services performed for a biopharmaceutical company customer and work performed under the Company’s Governing Agreement with QML. The largest three customers accounted for approximately 44%, 27%, and 11% of the Company’s net accounts receivable at December 31, 2018.

Three vendors accounted for 36%, 10% and 10% of the Company’s accounts payable as of December 31, 2019 primarily related to a strategic marketing study compared to 24%, 14% and 11% of the Company’s accounts payable at December 31, 2018.

The Company currently relies on a single supplier to supply a subcomponent used in its HTG EdgeSeq processors. A loss of this supplier could significantly delay the delivery of products, which in turn would materially affect the Company’s ability to generate revenue.

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

New Accounting Pronouncements

The following are new FASB ASUs that had not been adopted by the Company as of December 31, 2019, and are grouped by their respective effective dates:

January 1, 2020

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

In November 2018, the FASB issued ASU No. 2018-18, which amended ASC 808, Collaborative Arrangements and ASC 606, Revenue from Contracts with Customers (“ASU 2018-18”), to require that transactions in collaborative arrangements be accounted for under ASC 606 if the counterparty is a customer for a good or service (or bundle of goods and services) that is a distinct unit of account. The amendments also preclude entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. Early adoption is permitted, including in any interim period, provided an entity has already adopted ASC 606 or does so concurrently with the adoption of this guidance. The Company does not believe the adoption of this standard will have an effect on its consolidated financial statements as it will not change the way collaborative development services and the related costs of these services are reflected in the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include: contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made (i.e. as early as the first quarter 2020). Unlike other topics, the provisions of this update are only available until December 31, 2022, when the reference rate replacement activity is expected to have completed. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures and has yet to elect an adoption date.

January 1, 2021

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects of the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

January 1, 2023

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which was subsequently amended by ASU 2018-19 and ASU 2019-10, requires the measurement of expected credit losses for financial instruments carried at amortized cost held at the reporting date based on historical experience, current conditions and reasonable forecasts. The updated guidance also amends the current other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. With the issuance of ASU 2019-10 in November 2019, the standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2022. The Company will continue to assess the possible impact of this standard, but currently does not expect the adoption of this standard will have a significant impact on its consolidated financial statements, given the high credit quality of the obligors to its available-for-sale debt securities and its limited history of bad debt expense relating to trade accounts receivable.

Note 3. Inventory

Inventory, net of allowance, consisted of the following as of the date indicated:

	December 31,
	2019	2018
Raw materials	$872,947	$892,631
Work in process	151,351	168,937
Finished goods	284,772	284,444
Total gross inventory	1,309,070	1,346,012
Less inventory allowance	$(39,403)	(39,403)
	$1,269,667	$1,306,609

The reserve for shrinkage and excess inventory was $39,403 as of both December 31, 2019 and 2018. For the year ended December 31, 2019, the Company recorded $0 in adjustments to the inventory reserve, compared to a net decrease of $22,739 for the year ended December 31, 2018, to adjust for estimated shrinkage and obsolescence. For the years ended December 31, 2019 and 2018, the Company recorded adjustments to the provision for excess inventory of $153,729 and $83,218, respectively. Adjustments in these periods to the allowance for estimated shrinkage, obsolescence and excess inventory have been included in cost of product and product-related services revenue in the accompanying consolidated statements of operations.

Note 4. Fair Value

Financial assets and liabilities measured at fair value are classified in their entirety in the fair value hierarchy, based on the lowest level input significant to the fair value measurement. The following table classifies the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and 2018, respectively, in the fair value hierarchy:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$7,217,096	$—	$—	$7,217,096
Investments available-for-sale at fair value
U.S. Treasury securities	5,961,983	—	—	5,961,983
Corporate debt securities	—	19,448,239	—	19,448,239
Total	$13,179,079	$19,448,239	$—	$32,627,318

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$6,923,255	$998,400	$—	$7,921,655
Investments available-for-sale at fair value
U.S. Treasury securities	6,031,515	—	—	6,031,515
Corporate debt securities	—	16,649,534	—	16,649,534
Total	$12,954,770	$17,647,934	$—	$30,602,704

There were no other financial instruments subject to fair value measurement on a recurring basis. Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the years ended December 31, 2019 and 2018.

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

Fair values of these assets and liabilities are based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not adjust any of the valuations received from these third parties with respect to any of its Level 1 or 2 securities for either of the years ended December 31, 2019 or 2018 and did not have any Level 3 financial assets or liabilities during either of these periods.

Note 5. Available-for-Sale Securities

The Company’s portfolio of available-for-sale securities consists of U.S. Treasuries and high credit quality corporate debt securities. The following is a summary of the Company’s available-for-sale securities at December 31, 2019 and 2018:

	December 31, 2019
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)

U.S. Treasury securities	$5,962,224	$394	$(635)	$5,961,983
Corporate debt securities	19,448,239	—	—	19,448,239
Total available-for-sale securities	$25,410,463	$394	$(635)	$25,410,222

	December 31, 2018
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
U.S. Treasury securities	$6,032,844	$—	$(1,329)	$6,031,515
Corporate debt securities	16,650,513	—	(979)	16,649,534
Total available-for-sale securities	$22,683,357	$—	$(2,308)	$22,681,049

The net adjustment to unrealized holding gains (losses) on short-term investments, net of tax in other comprehensive income totaled $2,299 and $(2,308) for the years ended December 31, 2019 and 2018, respectively.

Contractual maturities of debt investment securities at December 31, 2019 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Under
	1 Year	1 to 2 Years	Total
U.S. Treasury securities	$5,961,983	$—	$5,961,983
Corporate debt securities	19,448,239	—	19,448,239
Total available-for-sale securities	$25,410,222	$—	$25,410,222

The following table shows the gross unrealized losses and fair values of the Company’s investments that have unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2019:

	Under 1 Year		1 to 2 Years		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$3,956,401	$(635)	$—	$—	$3,956,401	$(635)
Corporate debt securities	—	—	—	—	—	—
Total available-for-sale securities with unrealized losses	$3,956,401	$(635)	$—	$—	$3,956,401	$(635)

For debt securities, the Company determines whether it intends to sell or if it is more likely than not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. The Company conducts a regular assessment of its debt securities with unrealized losses to determine whether securities have other-than-temporary impairment considering, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, market conditions and whether the Company intends to sell or it is more likely than not that the Company will be required to sell the debt securities. The Company did not have any other-than-temporary impairment in its available-for-sale securities at December 31, 2019.

Note 6. Property and Equipment

Property and equipment, net consists of the following:

	December 31,
	2019	2018
Furniture & fixtures	$1,089,371	$791,973
Leasehold improvements	1,987,997	1,930,300
Equipment used in manufacturing	2,305,340	2,297,797
Equipment used in research & development	2,134,019	1,456,954
Equipment used in the field	182,762	125,253
Software	374,812	373,683
Construction in progress	—	19,246
	8,074,301	6,995,206
Less: accumulated depreciation and amortization	(5,834,168)	(4,621,416)
	$2,240,133	$2,373,790

Depreciation and leasehold improvement amortization expense was $1,259,015 and $1,468,121 for the years ended December 31, 2019 and 2018, respectively.

Note 7. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2019	2018
Accrued employee bonuses	$900,740	$2,150,418
Payroll and employee benefit accruals	469,530	698,969
Accrued professional fees	43,850	60,400
Accrued interest	245,350	156,492
Other accrued liabilities	210,826	292,186
	$1,870,296	$3,358,465

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

The debt discount was being amortized to interest expense using the effective interest method, over the term of the related Growth Term Loan tranche. The aggregate amortization of debt discount associated with the Growth Term Loan was approximately $0 and $62,951 for the years ended December 31, 2019 and 2018, respectively.

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

The MidCap Term Loan provided a secured term loan facility in an aggregate principal amount of up to $20.0 million. The Company borrowed the first advance of $7.0 million (“MidCap Tranche 1”) on the MidCap Closing Date. Under the terms of the MidCap Term Loan, the second advance of $13.0 million (“MidCap Tranche 2”) was to be available to the Company on or before September 30, 2019, subject to the Company’s satisfaction of certain conditions described in the MidCap Term Loan, including (a) the Company achieving the first commercial sale of an FDA-approved diagnostic assay utilizing next-generation sequencing under its Governing Agreement with QML, and (b) delivery of subordination documents with respect to the QNAH Convertible Note (or the satisfaction of alternative arrangements as provided in the MidCap Term Loan, as described below). As the Company did not satisfy these conditions, MidCap Tranche 2 was not made available to the Company for borrowing.

MidCap Tranche 1 was used to repay in full all outstanding amounts and fees due under the Growth Term Loan. The proceeds remaining from MidCap Tranche 1 are being used for working capital and general corporate purposes.

MidCap Tranche 1 bears interest at a floating rate equal to 7.25% per annum, plus the greater of (i) 1.25% or (ii) the one-month LIBOR. As LIBOR is currently scheduled to be phased out in 2021, the Company expects to modify the MidCap Credit Facility to replace LIBOR with a new reference rate, which has yet to be established. The consequences of these developments cannot be entirely predicted but might result in higher interest rates on our borrowings under the MidCap Credit Facility.

Interest on MidCap Tranche 1 is due and payable monthly in arrears and was calculated at a rate of 8.9% for interest accrued as of December 31, 2019. Principal on this term loan advance was payable in 36 equal monthly installments beginning April 1, 2020 until paid in full on March 1, 2023 prior to amendment of the MidCap Credit Facility in February 2020. Prepayments of the term loan under the MidCap Term Loan, in whole or in part, will be subject to early termination fees in an amount equal to 2.0% of principal prepaid if prepayment occurs after the first anniversary of the MidCap Closing Date but on or prior to the second anniversary of the MidCap Closing Date, and 1.0% of principal prepaid if prepayment occurs after the second anniversary of the MidCap Closing Date and prior to or on the third anniversary of the MidCap Closing Date. In connection with execution of the MidCap Term Loan, the Company paid MidCap a $100,000 origination fee.

The MidCap Credit Facility was amended to, amongst other things, extend the interest-only payments on the term loan advances by an additional 11 months, with principal on each term loan advance payable in 25 equal monthly installments beginning March 1, 2021 until paid in full on March 1, 2023 (see Note 17). As such, the principal repayments remaining due under the MidCap Term Loan as of December 31, 2019 have been classified as long-term debt within MidCap Term Loan payable, net of discount and debt issuance costs in the accompanying consolidated balance sheet as of December 31, 2019. The remaining principal repayments due under the MidCap Term Loan, following amendment of this agreement in February 2020, are as follows:

2020	—
2021	2,800,000
2022	3,360,000
2023	840,000
Total MidCap Term Loan payments	7,000,000
Less discount and deferred financing costs	(443,455)
Plus final fee premium	315,000
Total MidCap Term Loan, net	$6,871,545

Upon termination of the MidCap Term Loan, the Company is required to pay an exit fee equal to 4.50% of the principal amount of all term loans advanced to the Company under the MidCap Term Loan.

The MidCap Term Loan also required that the Company deliver subordination documents with respect to the QNAH Convertible Note, or that the QNAH Convertible Note otherwise be converted or prepaid, on or before June 30, 2018, and required the Company to deposit approximately $3.3 million into an escrow account by July 15, 2018 if neither event occurred by such date. As neither event occurred prior to June 30, 2018, the Company deposited approximately $3.3 million into an escrow account on July 11, 2018. Such escrowed funds will be released to the Company upon subsequent delivery of the requisite subordination documents or conversion of the QNAH Convertible Note. If neither delivery of the subordination documents or conversion of the QNAH Convertible Note occurs, such funds will be applied by the escrow agent to repay in full the QNAH Convertible Note at maturity (or in connection with a prepayment at the direction of the Company after September 1, 2020), subject to (i) our having at least $18.0 million of unrestricted cash and cash equivalents and (ii) there being no default under the MidCap Credit Facility.

The MidCap Revolving Loan provides a secured revolving credit facility in an aggregate principal amount of up to $2.0 million. The Company may request an increase in the total commitments under the MidCap Revolving Loan by up to an additional $8.0 million, subject to agent and lender approval and the satisfaction of certain conditions. Availability of the revolving credit facility under the MidCap Revolving Loan will be based upon a borrowing base formula and periodic borrowing base certifications valuing certain of the Company’s accounts receivable and inventory, as reduced by certain reserves, if any. Further, although the revolving credit facility was made available following establishment of required lockbox arrangements by the Company in June 2018, there were no amounts outstanding under the MidCap Revolving Loan as of either December 31, 2019 or 2018. The proceeds of any loans under the MidCap Revolving Loan may be used for working capital and general corporate purposes.

Loans under the MidCap Revolving Loan accrue interest at a floating rate equal to 4.25% per annum, plus the greater of (i) 1.25% or (ii) the one-month LIBOR. Accrued interest on the revolving loans will be paid monthly and revolving loans may be borrowed, repaid and re-borrowed until March 1, 2023, when all outstanding amounts must be repaid. Subject to certain exceptions, termination or permanent reductions of the revolving loan commitment under the MidCap Revolving Loan will be subject to termination fees in an amount equal to 2.0% of the commitment amount terminated or reduced if such termination or reduction occurs after the first anniversary of the MidCap Closing Date but on or prior to the second anniversary of the MidCap Closing Date, and 1.0% of the commitment amount terminated or reduced if such termination or reduction occurs after the second anniversary of the MidCap Closing Date and prior to or on the third anniversary of the MidCap Closing Date.

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

The Company’s obligations under the MidCap Credit Facility are secured by a security interest in substantially all of its assets, including intellectual property. Additionally, the Company’s future subsidiaries, if any, may be required to become co-borrowers or guarantors under the MidCap Credit Facility.

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

In March 2018, the Company granted the lender ten-year warrants to purchase 18,123 shares of the Company’s common stock at $7.73 per share as a result of Tranche 1. The fair value of the warrants on the date of issuance was approximately $74,000, determined using the Black-Scholes option-pricing model, and was recorded as a discount to the MidCap Term Loan.

The Company has recognized approximately $443,455 and $610,359 of unamortized debt discount associated with the MidCap Term Loan, resulting from fees and debt issuance costs, in the accompanying consolidated balance sheets as of December 31, 2019 and 2018, respectively. Amortization of the debt discount associated with the MidCap Term Loan was approximately $166,904 and $121,611 for the years ended December 31, 2019 and 2018, respectively, and was included in interest expense in the accompanying consolidated statements of operations. Unamortized costs incurred in connection with the issuance of the Midcap Revolving Loan of $50,970 and $67,068 as of December 31, 2019 and 2018, respectively, are presented in other non-current assets in the accompanying consolidated balance sheets. Amortization of deferred MidCap revolving loan costs was $16,098 and $12,352 for the years ended December 31, 2019 and 2018, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

See Note 17 for further information regarding the MidCap Credit Facility.

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

Debt issuance costs of $12,333 and $25,787 relating to the QNAH Convertible Note are being presented as a direct reduction of Convertible Note – net of debt issuance costs - current as of December 31, 2019 and of Convertible note – net of debt issuance costs – non-current as of December 31, 2018, respectively. Amortization of the QNAH Convertible Note deferred financing costs was $13,454 and $13,453 for the years ended December 31, 2019 and 2018, respectively. Interest accrued on the QNAH Convertible Note for the years ended December 31, 2019 and 2018 was $188,630 and $98,630, respectively. Both amounts were included in interest expense in the accompanying consolidated statements of operations.

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

Product and Product-related Services Revenue

The Company had product and product-related services revenue consisting of revenue from the sale of instruments and consumables and the use of the HTG EdgeSeq proprietary technology to process samples and design custom RUO assays for the years ended December 31, 2019 and 2018 as follows:

	Years Ended December 31,
	2019	2018
Product revenue:
Instruments	$1,436,730	$351,885
Consumables	3,010,094	1,964,499
Total product revenue	$4,446,824	$2,316,384
Product-related services revenue:
Custom RUO assay design	4,498,088	964,241
RUO sample processing	5,687,292	5,840,765
Total product-related services revenue	10,185,380	6,805,006
Total product and product-related services revenue	$14,632,204	$9,121,390

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

For sales of consumables in the United States, standard delivery terms are FOB shipping point, unless otherwise specified in the customer contract, reflecting transfer of control to the customer upon shipment. Standard delivery terms for sales to customers outside of the United States are FOB delivery point, unless otherwise specified in the customer contract. The Company has elected the practical expedient to account for shipping and handling as activities to fulfill the promise to transfer the consumables.

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

RUO Sample Processing

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

Collaborative Development Services Revenue

The Company enters into collaborative development services agreements with biopharmaceutical companies for the development of NGS-based companion diagnostic assays in support of and in conjunction with, biopharmaceutical companies’ drug development programs. These collaborative development services agreements may generate upfront fees, and in some cases subsequent milestone payments that may be earned upon completion of certain product development milestones or activities. Collaborative development services revenue for the years ended December 31, 2019 and 2018 was generated through statements of work entered into under the Governing Agreement with QML as discussed below.

	Years Ended December 31,
	2019	2018
Collaborative development services	$4,571,684	$12,382,504

Master Assay Development, Commercialization and Manufacturing Agreement

In November 2016, the Company entered into the Governing Agreement, which created the framework for QML and the Company to combine their technological and commercial strengths to offer biopharmaceutical companies a complete NGS-based solution for the development, manufacture and commercialization of companion diagnostic assays. Under the Governing Agreement, the parties jointly sought companion diagnostic programs with biopharmaceutical companies, with QML entering into sponsor project agreements with interested biopharmaceutical companies for specified projects, and QML and the Company entering into statements of work which set forth the rights and obligations of QML and the Company with respect to each project. In November 2019, the Company elected to terminate the Governing Agreement with QML, effective immediately, as a result of QML’s material breach of the Governing Agreement, including QML’s failure to develop an in vitro diagnostic (“IVD”) version of its GeneReader sequencing platform for development of PDP Assays. The Company’s termination of the Governing Agreement did not terminate active statements of work under the Governing Agreement.

The Company has determined that SOW One, SOW Two and SOW Three (each defined below) are collaborative arrangements and that QML meets the definition of a customer under ASC 606. Additionally, each SOW is a separate contract with a single performance obligation to provide development services. Under each SOW, QML pays the Company a monthly fee for development work performed by the Company and its subcontractors (collectively, the “Monthly Fee”). The Monthly Fee is based on the employee and materials costs incurred during the month, which is subject to significant variability from period to period and unknown until the costs are incurred. Therefore, the Monthly Fee, which is based on use of hours and costs as a measure of progress, is included in the transaction price and recognized as revenue over time when the costs are incurred, and the Monthly Fee is billed to QML. It is at this time that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company and QML also share any net profits resulting from performance of the development work as determined pursuant to the Governing Agreement. Such profit-sharing payment(s) are deemed to be variable consideration using the expected value method and are included in the transaction price upon completion of the respective SOW deliverables, acceptance of corresponding deliverables, and the mutual agreement by QML and the Company on the calculation of net profit, which is when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

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

Revenue of $2,397,136, inclusive of SOW One Monthly Fees and $99,394 of SOW One profit-sharing payments was included in the accompanying consolidated statements of operations for the year ended December 31, 2018. Costs relating to development activities conducted by the Company pursuant to SOW One of $1,716,115 have been included in research and development expense in the accompanying consolidated statements of operations for the year ended December 31, 2018. There was no revenue or costs relating to SOW One during the year ended December 31, 2019, and there were no accounts receivable relating to SOW One as of December 31, 2019 or 2018.

Statement of Work No. Two

In October 2017, the Company and QML entered into the second statement of work under the Governing Agreement (“SOW Two”), which was made effective as of June 2, 2017 (“Onset Date”). The Company and QML amended SOW Two twice in August 2018 and two additional times, in September 2018 and in February 2019. SOW Two addresses development activities conducted by the Company and QML since the Onset Date and those expected to be further conducted by the parties in connection with what is expected to be a multi-stage project leading to the potential development and commercialization of an NGS-based companion diagnostic assay in support of one or more therapeutic development and commercialization programs for a third-party biopharmaceutical company.

The initial-phase investigational-use-only (“IUO”) development activities under SOW Two and the first three amendments related to next phases, which include the use of the IUO assay developed in the initial-phase in a retrospective clinical trial and in additional disease indications, have been completed. The fourth amendment of SOW Two, effective as of February 5, 2019, contemplates the use of the IUO assay in multiple biopharmaceutical company clinical trials and additional development activities which could potentially be included in a future companion diagnostic regulatory submission. As of December 31, 2019, development activities agreed upon in the fourth amendment are ongoing and expected to continue into the first half of 2020.

Revenue of $2,685,634, inclusive of SOW Two Monthly Fees and $657,000 of SOW Two profit-sharing payments has been included in collaborative development services revenue in the accompanying consolidated statements of operations for the year ended December 31, 2019. Revenue of $5,988,021, inclusive of SOW Two Monthly Fees and $1,779,827 of SOW Two profit-sharing payments has been included in collaborative development services revenue in the accompanying consolidated statements of operations for the year ended December 31, 2018. Accounts receivable relating to SOW Two of $171,298 and $1,007,950 remained in the accompanying consolidated balance sheets as of December 31, 2019 and 2018, respectively. Costs relating to development activities conducted by the Company pursuant to SOW Two of $1,849,088 have been included in research and development expense in the accompanying consolidated statements of operations for the year ended December 31, 2019, compared to $3,625,332 for the year ended December 31, 2018.

Statement of Work No. Three

In January 2018, the Company and QML entered into a third statement of work under the Governing Agreement (“SOW Three”) and amended SOW Three in September 2018. SOW Three relates to development activities for an NGS-based clinical-trial assay (“SOW Three Project”) in connection with a sponsor project agreement between QML and a pharmaceutical company (“Pharma Three”). Initial assay development activities under SOW Three have been completed, and the first amendment to SOW Three provides for the development of an IUO assay, subsequent retrospective testing of clinical trial samples, design verification and, subject to satisfactory achievement of relevant performance and regulatory milestones, regulatory submissions in the United States and European Union necessary for the commercialization of a companion diagnostic for a corresponding Pharma Three drug. As of December 31, 2019, the Company and QML are on hold pending customer decision as to whether to proceed with next phase contract activities.

Revenue of $1,886,050, inclusive of SOW Three Monthly Fees and $720,270 of SOW Three profit-sharing payment has been included in collaborative development services revenue in the accompanying consolidated statements of operations for the year ended December 31, 2019. Revenue of $3,997,346 inclusive of SOW Three Monthly Fees and $355,631 of SOW Three profit-sharing payments has been included in collaborative development services revenue in the accompanying consolidated statements of operations for the year ended December 31, 2018. Accounts receivable relating to SOW Three of $760,274 and $363,869 remained in the accompanying consolidated balance sheets as of December 31, 2019 and 2018, respectively. Costs relating to development activities conducted by the Company pursuant to SOW Three of $983,603 have been included in research and development expense in the accompanying consolidated statements of operations for the year ended December 31, 2019, compared to $2,667,030 for the year ended December 31, 2018.

Contract Liabilities

The Company receives up-front payments from customers for custom RUO assay design services, and occasionally for sample processing services. Payments for instrument extended warranty contracts are made in advance as are payments for certain agreed-upon capital purchases required for collaborative development service projects. The Company recognizes such up-front payments as a contract liability. The contract liability is subsequently reduced at the point in time that the data file is delivered for sample processing services or as the Company satisfies its performance obligations over time for RUO assay design, collaborative development and extended warranty services. Contract liabilities of $599,454 and $410,947 were included in contract liabilities – current and other non-current liabilities in the accompanying consolidated balance sheets as of December 31, 2019 and 2018, respectively.

Changes in the Company’s contract liabilities were as follows as of the dates indicated:

	Product Revenue	Custom RUO Assay Design	Sample Processing	Total Contract Liability
Balance at January 1, 2019	$116,547	$50,000	$244,400	$410,947
Deferral of revenue	218,802	972,267	529,913	1,720,982
Recognition of deferred revenue	(240,201)	(956,051)	(336,223)	(1,532,475)
Balance at December 31, 2019	$95,148	$66,216	$438,090	$599,454

	Product Revenue	Custom RUO Assay Design	Sample Processing	Collaborative Development Services	Total Contract Liability
Balance at January 1, 2018	$39,426	$197,606	$490,536	$110,317	$837,885
Deferral of revenue	190,703	448,580	197,541	70,918	907,742
Customer deposits	131,864	-	-	—	131,864
Recognition of deferred revenue	(245,446)	(596,186)	(443,677)	(181,235)	(1,466,544)
Balance at December 31, 2018	$116,547	$50,000	$244,400	$—	$410,947

Note 10. Other Agreements

NuvoGen Obligation

The Company entered into an asset purchase agreement in 2001, as amended, with NuvoGen Research, LLC (“NuvoGen”) to acquire certain intellectual property from NuvoGen. The Company accounted for the transaction as an asset acquisition. However, as the intellectual property was determined to not have an alternative future use, the upfront consideration was expensed. In exchange for the intellectual property, the Company initially paid NuvoGen 5,587 shares of the Company’s common stock, fixed payments of $740,000 over the first two years of the agreement and agreed to make quarterly installment payments to NuvoGen until the total aggregate cash compensation paid to NuvoGen under the agreement equaled $15,000,000. Certain terms of the agreement were amended in November 2003, September 2004, November 2012 and February 2014.

Pursuant to the latest amendment to the agreement, the Company is obligated to pay the greater of $400,000 or 6% of annual revenue until the obligation is paid in full. The Company paid yearly fixed fees, in quarterly installments, to NuvoGen of $400,000 as well as revenue-based payments of $927,922 and $612,122 during the years ended December 31, 2019 and 2018, respectively, for the amount by which 6% of revenue exceeded the applicable fixed fee. Additional revenue-based payments of $187,997 and $363,686 were payable as of December 31, 2019 and 2018, respectively. Beginning on January 1, 2019 and continuing until the remaining obligation has been paid in full, interest on the remaining unpaid obligation will accrue and compound annually at a rate of 2.5% per year. Accrued interest on this unpaid obligation is payable on the date that the remaining obligation is paid in full.

Minimum payments to be made in 2020 include $187,997 of revenue-based payments payable as of December 31, 2019 and an estimate of additional revenue-based payments to be made throughout the remainder of 2020 relating to revenue generated in the first, second and third quarters of 2020 using actual revenue generated in the same quarters in 2019. Minimum payments for the remaining years include only the minimum payments for each year. Actual payments could be significantly more than provided in the table, to the extent that 6% of the Company’s annual revenue in 2020 and beyond exceeds $400,000:

2020	1,152,233
2021	400,000
2022	400,000
2023	400,000
2024	400,000
2025 and beyond	2,806,466
Total NuvoGen obligation payments	5,558,699
Plus interest accretion	92,311
Total NuvoGen obligation, net	$5,651,010

The Company has recorded the obligation at the estimated present value of the future payments using a discount rate of 2.5%, the Company’s estimate of its effective borrowing rate for similar obligations. The unamortized debt discount was $(92,311) and $(106,132) at December 31, 2019 and 2018, respectively. Discount accreted during the years ended December 31, 2019 and 2018 was $(13,821), and $(12,480), respectively.

Illumina, Inc. Agreement

In June 2017, the Company entered into an Amended and Restated Development and Component Supply Agreement with Illumina, Inc. (“Illumina”), effective May 31, 2017 (“Restated Agreement”), which amended and restated the parties’ IVD Test Development and Component Supply Agreement entered into in October 2014 (“Original Agreement”). The Restated Agreement provided for the development and worldwide commercialization by the Company of nuclease-protection-based RNA or DNA profiling tests (“IVD test kits”) for use with Illumina’s MiSeqDx sequencer in the field of diagnostic oncology testing in humans (“Field”). In addition, the Company agreed to pay Illumina a single digit percentage royalty on net sales of any IVD test kits that the Company commercializes pursuant to the Restated Agreement.

On April 23, 2019, the Company and Illumina entered into the First Amendment to the Restated Agreement, effective as of April 3, 2019 (the “First Amendment”). The First Amendment expanded the scope of the Field defined in the Restated Agreement to include diagnostic testing in humans for (i) autoimmune disorders and diseases, (ii) cardiovascular disorders and diseases, and (iii) fibrosis disorders and diseases ((i)-(iii) together, the “Other Fields”). The Company and Illumina have continued the development plans that were previously entered into under the Restated Agreement, and the Company may, at its discretion, submit additional development plans for IVD test kits in the Field to Illumina for its approval, not to be unreasonably withheld. In addition, Illumina will consider requests for additional development plans for IVD test kits in the Other Fields in good faith, but Illumina may accept or reject such requests in its sole and absolute discretion.

Under each development plan, Illumina will provide specified regulatory support and rights, and develop and deliver to the Company an executable version of custom software, which, when deployed on Illumina’s MiSeqDx sequencer, would enable sequencing by the end-user of the subject IVD test kit probe library. Illumina retains ownership of the custom software, subject to the Company’s right to use the custom software in connection with the commercialization of IVD test kits. The Company is required to pay Illumina up to $0.6 million in the aggregate upon achievement of specified regulatory milestones relating to the IVD test kits, though none of these regulatory milestones have been reached through December 31, 2019.

As a result of IVD test kit development plans submitted by the Company to Illumina in accordance with the Restated Agreement, the Company paid Illumina $0 and $12,500 for the years ended December 31, 2019 and 2018, respectively. Costs incurred for development plans under the Restated Agreement have been expensed as incurred to research and development expense in the accompanying consolidated statements of operations.

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

Note 11. Leases

Operating Leases

The Company leases office space and equipment under agreements classified as operating leases that expire on various dates through 2023. The Company’s most significant active leases as of December 31, 2019 are for office and manufacturing space in Tucson, Arizona, which expire in 2021. The Company also leases a development laboratory space in San Carlos, California, for which the lease term expires in 2023. The Company’s leases do not include any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right-of-use assets as the Company is not reasonably certain to exercise the options. Annual rent increases are included in the calculation of the operating lease right-of-use assets. Variable expenses generally represent the Company’s share of the landlord’s operating expenses and are recorded when incurred. Incremental borrowing rates used to discount future lease payments in calculating lease liabilities were estimated by reference to the rate on the Company’s MidCap Term Loan, as this represents the cost of borrowing for secured loans of similar duration. The Company does not have any operating lease arrangements where it acts as a lessor.

The components of lease cost for operating leases were as follows:

Year Ended
December 31, 2019
Operating leases
Operating lease cost	$618,463
Variable lease cost	131,387
Operating lease expense	749,850
Short-term lease rent expense	1,497
Total rent expense	$751,347

The table below summarizes other information related to the Company’s operating leases:

Year Ended or As of December 31, 2019
Operating cash flows for operating leases	$770,658
Establishment of operating lease liabilities arising from obtaining right-of-use assets	$2,038,193
Weighted-average remaining lease term – operating leases	2.3
Weighted-average discount rate – operating leases	9.6%

As of December 31, 2019, remaining maturities of our operating leases, excluding short-term leases, are as follows:

2020	$881,300
2021	352,243
2022	281,232
2023	70,848
Total	1,585,623
Less present value discount	(190,351)
Operating lease liabilities, net	$1,395,272

Prior to the Company’s adoption of ASC 842, rent expense was $583,182 for the year ended December 31, 2018, recorded on a straight-line basis. Lease commitments as presented under ASC 840 as of December 31, 2018 were as follows:

2019	525,745
2020	528,225
2021	53,907
2022	10,768
2023	10,768
2024 and beyond	43,073
$1,172,486

Financing Leases

The Company has a number of computer and copier equipment leases that are classified as financing leases. Incremental borrowing rates used to discount future lease payments in calculating lease liabilities were estimated by reference to information received by the Company from bankers regarding estimated current borrowing rates for collateralized loans with similar amount and duration as the leases. The Company does not have any material financing leases where it acts as a lessor. The components of lease cost for financing leases were as follows:

Year Ended
December 31, 2019
Financing leases
Amortization of right-of-use assets	$46,255
Interest on lease liability	6,859
Total financing lease cost	$53,114

The table below summarizes other information related to the Company’s financing leases:

December 31,
2019
Weighted-average remaining lease term – financing leases	3.7
Weighted-average discount rate – financing leases	9.77%

As of December 31, 2019, remaining maturities of our financing leases are as follows:

2020	$50,072
2021	28,355
2022	20,716
2023	18,396
2024	16,080
Total	133,619
Less present value discount	(21,811)
Financing lease liabilities, net	$111,808

At December 31, 2019 the Company had financing lease liabilities net of discount of $111,808, of which $41,134 was included in other current liabilities and $70,674 was included in other non-current liabilities, and financing right-of-use assets of $108,253, which were included in property and equipment, net, in the accompanying consolidated balance sheet.

Note 12. Net Loss Per Share

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

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for the periods presented:

	Years Ended December 31,
	2019	2018
Numerator:
Net loss	$(19,297,664)	$(16,453,918)
Denominator:
Weighted-average shares outstanding-basic and diluted	38,099,687	27,523,463
Net loss per share, basic and diluted	$(0.51)	$(0.60)

In connection with the Securities Purchase Agreement (see Note 14), the Company issued and sold an aggregate of 5,411,687 pre-funded warrants exercisable for an aggregate of 5,411,687 shares of common stock. The total exercise price of the pre-funded warrants is $0.65 per share, $0.64 of which was pre-funded and paid to the Company upon issuance of the pre-funded warrants. The remaining exercise price of the pre-funded warrants is $0.01 per share. The pre-funded warrants are immediately exercisable and do not expire. As the shares underlying the pre-funded warrants are issuable for nominal consideration of $0.01 per share, they are considered outstanding for purposes of the calculation of loss per share.

The following outstanding options, warrants, restricted stock units and debt conversion option were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Years Ended December 31,
	2019	2018
Options to purchase common stock	2,904,898	2,047,237
Common stock warrants	236,915	237,846
Restricted stock units	223,745	227,707
QNAH convertible note	800,359	777,769

Note 13. Warrants

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

In March 2018, in connection with the entry into the MidCap Term Loan (see Note 8), the Company granted the lender ten-year warrants to purchase 18,123 shares of the Company’s common stock at $7.73 per share as a result of the Company borrowing $7.0 million under MidCap Tranche 1 on the MidCap Closing Date.

In September 2019, in connection with the Securities Purchase Agreement (see Note 14), the Company issued and sold an aggregate of 5,411,687 pre-funded warrants exercisable for an aggregate of 5,411,687 shares of common stock. The total exercise price of the pre-funded warrants is $0.65 per share, $0.64 of which was pre-funded and paid to the Company upon issuance of the pre-funded warrants. The remaining exercise price of the pre-funded warrants is $0.01 per share. The pre-funded warrants are immediately exercisable and do not expire.

The following table shows the common stock warrants outstanding as of December 31, 2019:

Warrant Issuance Date	Shares of Common Stock Underlying Warrants	Exercise Price/Share	Expiration Date
August 2014	28,713	$23.51	2024
December 2014	144,772	14.00	2022
March 2016	45,307	2.76	2026
March 2018	18,123	7.73	2028
September 2019	5,411,687	0.01	N/A

Note 14. Stockholders’ Equity

Public Offerings

ATM Offering

In April 2017, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), as sales agent, pursuant to which the Company had the right to offer and sell, from time to time, through Cantor, shares of the Company’s common stock, par value $0.001 per share, by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Securities Act”), (the “ATM Offering”). In April 2017, the Company also filed a prospectus supplement (File No. 333-216977) with the SEC relating to the offer and sale of up to $20.0 million of common stock in the ATM Offering. In June 2017, the Company filed a first amendment to the prospectus supplement with the SEC to increase the amount of common stock that could be offered and sold in the ATM Offering under the Sales Agreement to $40.0 million in the aggregate, inclusive of the common stock previously sold in the ATM Offering prior to the date of the first amendment. In January 2018, the Company filed a second amendment to the prospectus supplement with the SEC to decrease the amount of common stock that could be offered and sold in the ATM Offering under the Sales Agreement to $23.0 million in the aggregate, inclusive of the common stock sold in the ATM Offering prior to the date of the second amendment. In February 2018, the Company and Cantor mutually agreed to terminate the Sales Agreement.

Prior to termination of the Sales Agreement, the Company sold 5,733,314 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of approximately $21.1 million, including 0.3 million shares of common stock sold for gross proceeds of $0.6 million during the first quarter ended March 31, 2018. After $0.6 million of sales commissions and $0.2 million of other offering expenses paid by the Company in connection with the ATM Offering, the Company’s aggregate net proceeds from the ATM Offering were approximately $20.2 million. Sales commissions and offering expenses have been recorded as a reduction of proceeds received in arriving at the amounts recorded in additional paid-in capital in the accompanying consolidated balance sheets as of December 31, 2018.

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

Cowen ATM Offering

In March 2019, the Company entered into a Controlled Equity Offering Sales Agreement (“Cowen Sales Agreement”) with Cowen and Company (“Cowen”), as sales agent, pursuant to which the Company has the right to offer and sell, from time to time, through Cowen, shares of the Company’s common stock, having an aggregate offering price of up to $40.0 million, by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act (the “Cowen ATM Offering”) under the Company’s shelf registration statement on Form S-3 (File No. 333-229045). Approximately $0.2 million of costs incurred in connection with the offering were capitalized as deferred offering costs in the Company’s 2019 consolidated balance sheet upon entry into this agreement.

As of December 31, 2019, no shares were sold under the Cowen ATM Offering and no shares will be sold under the Cowen ATM Offering as the Company terminated the Cowen Sales Agreement in November 2019. As a result of this termination, the Company wrote off approximately $0.1 million of the previously capitalized deferred offering costs as the Company will not utilize these costs in the sale of shares through the Cowen ATM Offering. The remaining approximately $60,000 of costs capitalized as deferred offering costs in the consolidated balance sheets related to the filing of the Form S-3 were able to be utilized for the 2019 ATM Offering discussed below.

2019 Underwritten Public and Private Offerings

Public Offering

In September 2019, the Company entered into an underwriting agreement with Cantor (the “2019 Underwriting Agreement”), relating to the issuance and sale in a public offering of 29,298,537 shares of its common stock, including 3,821,548 shares sold pursuant to the full exercise of the underwriter’s option to purchase additional shares. The price to the public in the offering was $0.65 per share and the underwriter agreed to purchase the shares from the Company pursuant to the 2019 Underwriting Agreement at a price of $0.611 per share. The net proceeds to the Company were approximately $17.7 million, after deducting the underwriting discounts and commissions and offering expenses.

The offering was made pursuant to the Company’s registration statement on Form S-3 (Registration Statement No. 333‑229045), previously filed with the Securities and Exchange Commission (“SEC”) and declared effective by the SEC on February 11, 2019, and a prospectus supplement and accompanying prospectus thereunder.

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

Cantor (the “Placement Agent”) acted as the sole placement agent in connection with the private placement of the warrants. Pursuant to a Placement Agency Agreement between us and the Placement Agent, we agreed to pay the Placement Agent a cash fee equal to 6% of the gross proceeds to us from the sale of the pre-funded warrants, and to provide reimbursement for certain out-of-pocket expenses. Upon closing, the Company received approximately $3.1 million in net proceeds from the sale of the pre-funded warrants in the private placement, which does not include proceeds that may be received upon exercise of the pre-funded warrants, after deducting the Placement Agent fee and other expenses.

2019 ATM Offering

In November 2019, the Company entered into a Controlled Equity Offering Sales Agreement (the “Cantor Sales Agreement”) with Cantor as sales agent, pursuant to which the Company may offer and sell, from time to time, through Cantor, shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $20.0 million, by any method deemed to be an “at the market offering” as defined by rule 415(a)(4) under the Securities Act (the “2019 ATM Offering”). The shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-229045).

The Company is not obligated to sell any shares under the Cantor Sales Agreement. Approximately $81,000 of costs incurred in connection with the offering were capitalized as deferred offering costs in the Company’s consolidated balance sheets upon entry into this agreement in addition to the Form S-3 costs capitalized previously, as discussed in Cowen ATM Offering above, of which $45,000 are reimbursable by Cantor through reduction of commissions earned on shares sold under the Cantor Sales Agreement. The Company is not obligated to sell any shares under the Cantor Sales Agreement and will pay Cantor a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cantor with customary indemnification and contribution rights. The Sales Agreement may be terminated by Cantor or the Company at any time upon notice to the other party, or by Cantor at any time in certain circumstances, including the occurrence of a material and adverse change in the Company’s business or financial condition that makes it impractical or inadvisable to market the shares or to enforce contracts for the sale of the shares. There were no shares sold under the Cantor Sales Agreement through December 31, 2019. See Note 17 for further information regarding the 2019 ATM Offering.

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

Stock-based Compensation

The Company incurs stock-based compensation expense relating to the grants under its equity incentive plans of RSUs and stock options to employees, non-employee directors and consultants of the Company and its affiliates and through the ESPP.

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

In May 2015, 940,112 shares were reserved for issuance under the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), including 14,006 remaining shares reserved under the 2011 Plan. No shares of the Company’s stock available for issuance under the 2014 Plan as of December 31, 2019, other than those reserved for inducement awards, as outlined below. On January 1, 2020, an additional 2,323,609 shares were registered for issuance under the 2014 Plan pursuant to an evergreen provision contained in the 2014 Plan.

In May 2019, 200,000 shares were reserved for issuance under the 2014 Plan pursuant to an amendment approved by the Company’s Board of Directors pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules, to be used exclusively for the grant of awards to individuals who were not previously employees or non-employee directors of the Company, as inducement material to the individuals’ entering into employment with the Company (“Inducement Awards”). As of December 31, 2019, there were 120,000 Inducement Awards available for issuance under the 2014 Plan.

The Company’s Board of Directors determines the grant date for all awards granted under the 2014 Plan. The option exercise price of stock options and Inducement Awards granted is generally equal to the closing price of the Company’s common stock on the date of grant or on the employee’s hire date for new hire grants. All stock options granted have a ten-year term. The vesting period of stock options, Inducement Awards and RSUs is established by the Board of Directors but typically ranges between one and four years.

Amounts recognized in the accompanying consolidated statements of operations with respect to the Company’s equity incentive plans were as follows:

	Years Ended December 31,
	2019	2018
Selling, general and administrative	$859,653	$1,668,227
Research and development	243,804	159,450
Cost of product and product-related services revenue	53,110	60,378
	$1,156,567	$1,888,055

The following table summarizes stock option activity during the two-year period ended December 31, 2019:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at January 1, 2018	1,517,771	$2.97	7.5	$67,242
Granted	802,500	3.39
Exercised	(144,645)	2.19		$243,531
Forfeited	(66,428)	3.24
Expired/Cancelled	(61,961)	6.52
Balance at December 31, 2018	2,047,237	$3.07	7.6	$366,007
Granted	1,270,000	1.48
Exercised	(54,256)	2.23		$21,380
Forfeited	(161,571)	3.29
Expired/Cancelled	(196,512)	3.23
Balance at December 31, 2019	2,904,898	$2.37	8.0	$781
Vested and expected to vest at December 31, 2019	2,904,898	2.37	8.0	$781
Exercisable at December 31, 2018	1,256,352	2.91	6.5	$346,595
Exercisable at December 31, 2019	1,380,865	2.84	6.6	$96

The weighted-average fair value of stock options granted was $0.97 and $2.29 for the years ended December 31, 2019 and 2018, respectively. This activity includes 80,000 Inducement Awards granted during the year ended December 31, 2019. No Inducement Awards were granted during the year ended December 31, 2018. As of December 31, 2019, total unrecognized compensation cost related to stock option awards was approximately $1,833,329, which is expected to be recognized over approximately 2.31 years.

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

The fair value of each stock option granted has been determined using the Black-Scholes option pricing model. The material factors incorporated in the Black-Scholes model in estimating the fair value of the stock options granted for the periods presented were as follows:

	2019	2018
Fair value of common stock on grant date	$0.68 - 2.26	$3.26 - 5.06
Risk-free interest rate	1.43% - 2.21%	2.59% - 2.82%
Expected volatility	63.9% - 97.1%	79.5% - 85.8%
Expected term	5.5 to 6.1 years	5.3 to 5.5 years
Expected dividend yield	0%	0%

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

In preparing its Black-Scholes option-pricing model fair value calculations, the Company does not estimate a forfeiture rate to calculate stock-based compensation. The Company uses judgment in evaluating the expected volatility and expected terms utilized for the Company’s stock-based compensation calculations on a prospective basis.

The following table summarizes RSU award activity during the two-year period ended December 31, 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at January 1, 2018	26,666	$2.78
Granted	492,051	3.63
Released	(291,010)	3.72
Balance at December 31, 2018	227,707	$3.30
Granted	77,500	1.93
Released	(81,462)	3.31
Balance at December 31, 2019	223,745	$2.91
Vested and unissued at December 31, 2019	15,942	$3.14

The weighted-average fair value of RSUs granted was $1.93 and $3.63 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, total unrecognized compensation cost related to RSU awards was approximately $555,439, which is expected to be recognized over approximately 2.26 years.

Vested and unissued awards at December 31, 2019 represents RSU awards granted on August 16, 2018, January 21, 2019 and September 12, 2019 for which a portion of the awards vested on December 31, 2019, but for which issuance of awards occurred on the next business day, January 2, 2020.

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

Amounts recognized in the accompanying consolidated statements of operations with respect to the ESPP were as follows:

	Years Ended December 31,
	2019	2018
Selling, general and administrative	$43,615	$41,716
Research and development	18,454	12,556
Cost of product and product-related services revenue	4,169	4,687
	$66,238	$58,959

During the year ended December 31, 2019, employees entering the plan at various times throughout the year purchased the following shares at the end of each of the ESPP’s six-month purchase periods:

	June 2019		December 2019
	Number of Shares	Price per Share	Number of Shares	Price per Share
ESPP Group:
Group A	29,580	$1.57	27,449	$0.57
Group B	5,828	1.79	5,240	0.57
Group C	4,581	1.79	4,804	0.57
Group D	—	N/A	2,474	0.57
Total number of shares purchased	39,989		39,967

During the year ended December 31, 2018, employees entering the plan at various times throughout the year purchased the following shares at the end of each of the ESPP’s six-month purchase periods:

	June 2018		December 2018
	Number of Shares	Price per Share	Number of Shares	Price per Share
ESPP Group:
Group A	39,976	$1.57	35,805	$1.57
Group B	—	N/A	4,176	2.81
Total number of shares purchased	39,976		39,981

As of December 31, 2019, approximately 273,111 shares of the Company’s common stock were reserved for future issuance under the ESPP. On January 1, 2020, an additional 195,000 shares were registered for issuance pursuant to an evergreen provision contained in the ESPP.

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

The material factors incorporated in the Black-Scholes model in estimating the fair value of the ESPP awards for the periods presented were as follows:

	2019	2018
Fair value of common stock	$1.85 - 4.00	$1.85 - 4.00
Risk-free interest rate	1.88% - 2.37%	1.88% - 2.07%
Expected volatility	79.5% - 85.8%	83.2% - 85.8%
Expected term	0.5 years	0.5 years
Expected dividend yield	0%	0%

•	Fair value of common stock. Estimated as the price of the Company’s common stock on the first day of each offering period.
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

Stock Purchase Plan

In December 2015, the Board of Directors adopted a Stock Purchase Plan (the “Purchase Plan”) which allows directors, any individual deemed by the Board of Directors to be an officer for purposes of Section 16 of the Exchange Act, and anyone designated by the Board of Directors as eligible to participate in the Purchase Plan to purchase shares of the Company’s common stock from the Company at fair market value. The aggregate number of shares of common stock that may be issued under the Purchase Plan shall not exceed 250,000 shares of common stock, and a maximum of 7,500 shares of common stock may be purchased by any one participant on any one purchase date. The Board of Directors or an authorized committee must review and approve each individual request to purchase common stock under the Purchase Plan. Cash received from the sale of common stock by the Company to eligible participants for the year ended December 31, 2019 was $17,250, which resulted in the sale of 7,500 shares of the Company’s common stock at fair market value. Cash received from the sale of common stock by the Company to eligible participants for the year ended December 31, 2018 was $9,997 which resulted in the sale of 2,304 shares of the Company’s common stock at fair market value. As of December 31, 2019, there were 174,871 shares available for issuance under the Purchase Plan.

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

Employment Agreements

The Company has entered into employment agreements or other arrangements with certain named executive officers and various other members of management, which provide salary continuation payments, bonuses and, in certain instances, the acceleration of the vesting of certain equity awards to individuals in the event that the individual is terminated other than for cause, as defined in the applicable agreement.

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

Product Warranty

The following is a summary of the Company’s general product warranty liability, which is included in accrued liabilities in the accompanying consolidated balance sheets for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
Beginning balance	$63,461	$37,156
Cost of warranty claims	(40,055)	(2,596)
Increase in warranty reserve	71,076	28,901
Ending balance	$94,482	$63,461

Defined Contribution Plan

In January 2003, the Company established a defined contribution plan (“401(k) Plan”) under section 401(k) of the Internal Revenue Code of 1986, as amended (the “IRC”). All employees who are over the age of 21 and who are expected to work at least 1,000 hours in a calendar year are eligible for participation in the 401(k) Plan upon commencement of employment with the Company. The Company may make discretionary contributions to the 401(k) Plan but has not done so during the years ended December 31, 2019 and 2018.

Note 16. Income Taxes

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

The Company applies a two-step approach to recognizing and measuring uncertain tax positions. The Company evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is “more likely than not” that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The term “more likely than not” means a likelihood of more than 50 percent. If the tax position is not more likely than not to be sustained in a court of last resort, the Company may not recognize any of the potential tax benefit associated with the position. The Company recognizes a benefit for a tax position that meets the more likely than not criterion at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon its effective resolution. Unrecognized tax benefits involve management’s judgment regarding the likelihood of the benefit being sustained. The final resolution of uncertain tax positions could result in adjustments to recorded amounts and may affect the Company’s results of operations, financial position and cash flows. As discussed below, the Company has estimated $2,731,015 and $1,538,220 of uncertain tax positions as of December 31, 2019 and 2018, respectively, related to certain tax credit carryforwards.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 31, 2019 or 2018, and has not recognized interest or penalties during the years ended December 31, 2019 and 2018, since there was no reduction in income taxes paid due to uncertain tax positions. Management of the Company believes no significant change to the amount of unrecognized tax benefits will occur within the next 12 months.

The following table summarizes loss before income taxes:

	Years Ended December 31,
	2019	2018
U.S. pre-tax loss	$(19,332,809)	$(16,406,443)
Foreign pre-tax gain (loss)	38,524	(43,949)
Loss before income taxes	$(19,294,285)	$(16,450,392)

The components of income tax expense are as follows:

	Years Ended December 31,
	2019	2018
Current:
Federal	$—	$—
State	3,379	3,526
Total current income tax expense	$3,379	$3,526

Deferred:
Federal	$—	$—
State	—	—
Total deferred income tax expense	$—	$—
Total income tax expense	$3,379	$3,526

The Company’s actual income tax expense for the years ended December 31, 2019 and 2018 differ from the expected amount computed by applying the statutory federal income tax rate to loss before income taxes as follows:

	Years Ended December 31,
	2019	2018
Computed tax (benefit) at 21%	$(4,051,800)	$(3,454,582)
State taxes, net of federal benefit	(881,670)	(384,035)
Stock-based compensation	183,167	82,024
Foreign tax rate differential	4,298	(3,158)
Return to provision	80,668	(31,111)
Other	51,737	51,598
Research and development tax credit - state	(342,320)	(511,845)
Research and development tax credit - federal	(301,878)	(506,364)
Uncertain tax position adjustment for prior periods	650,687	1,029,115
Increase in valuation allowance	4,610,490	3,731,884
	$3,379	$3,526

Deferred tax assets and liabilities comprise the following:

	Years Ended December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$38,357,970	$33,431,082
Research and development credits	3,061,981	3,076,441
Deferred revenue	154,497	86,567
Inventory reserve	10,155	9,645
Fixed assets and intangibles	217,332	223,767
Accrued NuvoGen liability	1,456,435	1,720,335
Accrued expense	—	86,034
Lease liability	359,603	—
Other	150,134	106,913
Gross deferred tax assets	43,768,107	38,740,784
Valuation allowance	(43,350,682)	(38,740,784)
Deferred tax assets, net	417,425	—
Deferred tax liabilities:
Right of use asset	311,633	—
Other	105,792	—
Total deferred tax liabilities	417,425	—
Net deferred tax assets (liabilities)	$—	$—

As of December 31, 2019, the Company has estimated federal and state net operating loss (“NOL”) carryforwards of approximately $158,175,977 and $106,182,477 for federal and state income tax purposes, respectively. $121,776,595 of the Company’s federal NOLs are scheduled to expire from 2021 through 2037, while the remaining federal NOLs of $36,399,382 do not expire. The Company’s state NOLs are scheduled to expire from 2027 through 2039. The Company’s federal and state tax credit carryforwards begin expiring in 2021 and 2020, respectively.

For financial reporting purposes, valuation allowances of $43,350,682 and $38,740,784 at December 31, 2019 and 2018, respectively, have been established to offset deferred tax assets relating primarily to NOLs and research and development credits. The increase in the valuation allowance of $4,609,898 for the year ended December 31, 2019 was primarily due to increased operating losses. The Company has established a valuation allowance against its entire tax asset. As a result, the Company does not recognize any tax benefit until it is in a taxpaying position or there is no longer negative evidence leading to the conclusion that it is more likely than not that the benefits will not be realized.

A preliminary analysis of past and subsequent equity offerings by the Company, and other transactions that have an impact on the Company’s ownership structure, concluded that the Company may have experienced one or more ownership changes under Sections 382 and 383 of the IRC. Sections 382 and 383 of the IRC place limitations on the usage of NOLs and credit carryforwards following an ownership change. Such limitations may limit or eliminate the potential future tax benefit to be realized by the Company from its accumulated NOLs and research and development credits.

A reconciliation of the Company’s gross unrecognized tax benefits is as follows:

	Years Ended December 31,
	2019	2018
Balance at beginning of year	$1,538,220	$—
Increases to prior positions	650,687	$1,029,115
Increases for current year positions	542,108	509,105
Balance at end of year	$2,731,015	$1,538,220

As of December 31, 2019, the Company had $2,731,015 of gross unrecognized tax benefits, related to research and experimental tax credits. The Company had no unrecognized tax benefits as of December 31, 2019, which, if recognized, would affect the annual effective tax rate, due to the full valuation allowance on the deferred tax assets.

The Company files income tax returns in the United States, Arizona, California, Texas, various other state jurisdictions, and France, with varying statutes of limitations. As of December 31, 2019, the earliest year subject to examination is 2016 for U.S. federal tax purposes. The earliest year subject to examination is 2015 for Arizona, California and Texas, 2016 for the remaining state jurisdictions, and 2019 for France. However, the Company’s NOLs and tax credit carryforwards for periods ending December 31, 2001 and thereafter remain subject to examination by the United States and certain states.

Note 17. Subsequent Events

2019 ATM Offering

From January 1, 2020 through March 15, 2020, the Company has sold 4,399,062 shares of common stock under the 2019 ATM Offering at then-market prices for total gross proceeds of approximately $2.6 million. After deferred offering costs included as non-current assets in the condensed balance sheets as of December 31, 2019 of approximately $0.1 million and sales commissions owed in connection with the 2019 ATM Offering, the Company’s aggregate net proceeds through March 15, 2020 were approximately $2.5 million.

Private Placement Agreement

On February 25, 2020, the Company entered into an Exchange and Purchase Agreement (the “Exchange Agreement”) with certain accredited investors (the “Investors”) pursuant to which the Company agreed to (i) issue to the Investors an aggregate of 41,100 shares of its newly designated Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”), in exchange for the Investors surrendering to the Company for cancellation an aggregate of 4,110,000 shares of its common stock (the “Exchange”) and (ii) sell and issue to the Investors an aggregate of 10,170 shares of Series A Preferred for an aggregate purchase price of $600,030, or $59.00 per share (the “Private Placement”), both of which were completed prior to the end of February 2020.

The Series A Preferred have not been registered under the Securities Act or any state securities laws. The Company relied on exemptions from the registration requirements of the Securities Act by virtue of Section 3(a)(9) and Section 4(a)(2) thereof. Each Investor represented that it was acquiring the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof.

In February 2020, in connection with the Exchange Agreement and the planned issuance of shares of Series A Preferred pursuant to the Exchange and Private Placement, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Series A Certificate of Designation”). The Series A Certificate of Designation establishes and designates the Series A Preferred and the rights, preferences and privileges thereof.

Each share of Series A Preferred is convertible into 100 shares of the Company’s common stock, subject to proportional adjustment and beneficial ownership limitations as provided in the Series A Certificate of Designation. In the event of the Company’s liquidation, dissolution or winding up, holders of Series A Preferred will participate pari passu with any distribution of proceeds to holders of the Company’s common stock. Holders of Series A Preferred are entitled to receive dividends on shares of Series A Preferred equal (on an as converted to common stock basis) to and in the same form as dividends actually paid on the Company’s common stock. Shares of Series A Preferred generally have no voting rights, except as required by law.

MidCap Credit Facility

On February 26, 2020 (the “Amendment Effective Date”), the Company entered into (i) Amendment No. 2 to its MidCap Term Loan (the “MidCap Term Loan Amendment”), and (ii) Amendment No. 3 to its MidCap Revolving Loan, (the “MidCap Revolving Loan Amendment,” and together with the MidCap Term Loan Amendment, the “Amendments”).

The MidCap Term Loan Amendment extends the interest only payments on the term loan advances by an additional 11 months, with principal on each term loan advance payable in 25 equal monthly installments beginning March 1, 2021 until paid in full on March 1, 2023. If the Company achieves a stated revenue milestone for the 12-month period ending on December 31, 2020, the interest-only period will be further extended by an additional four months, with principal on each term loan advance then payable in 21 equal monthly installments beginning July 1, 2021.

In addition, both Amendments (i) permit the use of the $3.3 million of escrowed funds previously deposited by the Company for repayment of the QNAH Convertible Note, subject to such repayment not being made before September 1, 2020, the Company having at least $18.0 million of unrestricted cash and cash equivalents and there being no default under the MidCap Term Loan or the MidCap Revolving Loan and (ii) include a grant by the Company of a security interest in its intellectual property, effective as of the Amendment Effective Date.

LP Purchase Agreement

On March 24, 2020, we entered into a purchase agreement ("LP Purchase Agreement") with Lincoln Park Capital Fund, LLC ("Lincoln Park"), pursuant to which, upon the terms and subject to the conditions and limitations set forth therein, we have the right to sell to Lincoln Park up to $20,000,000 of shares of our common stock (“Purchase Shares”) from time to time over the 36-month term of the LP Purchase Agreement. The purchase price of the Purchase Shares will be based on recent closing prices of our common stock at the time of sale. We issued Lincoln Park an aggregate of 615,384 shares of our common stock as consideration for their purchase commitment pursuant to the LP Purchase Agreement.

COVID-19 Pandemic

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report and likewise the full impact of the pandemic on the Company’s financial condition, liquidity, and future results of operations is uncertain. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition or liquidity for fiscal year 2020.

While significant uncertainty remains as to the potential impact of the COVID-19 outbreak on the Company’s operations, and on the global economy as a whole, the Company believes it is likely that the COVID-19 outbreak will have a negative impact on the Company’s product and product-related services revenue and collaborative development services revenue in 2020. The Company believes this negative impact will be primarily demand-side driven as its customers experience disruptions in their own businesses from the pandemic. However, it is possible that the COVID-19 pandemic will also impact the Company’s workforce, supply chains or distribution networks or otherwise impact the Company’s ability to conduct sample processing services and custom assay development services and its ability to provide collaborative development services for companion diagnostic development programs.

Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of operations, financial position and liquidity in fiscal year 2020.

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

As of December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation of the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth certain information regarding our current executive officers and directors:

Name	Age	Position(s)
Executive Officers
John L. Lubniewski	56	President, Chief Executive Officer and Director
Shaun D. McMeans	58	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Timothy B. Johnson	58	Executive Chairman
Byron T. Lawson	45	Senior Vice President and Chief Commercial Officer

Non-Employee Directors
Ann F. Hanham, Ph.D. (3)	67	Lead Independent Director
Michelle R. Griffin (1)(2)	54	Director
Harry A. George (1)	71	Director
Donnie M. Hardison (2)	69	Director
James T. LaFrance (1)(3)	61	Director
Lee R. McCracken (2)(3)	62	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and governance committee.

Executive Officers

John L. Lubniewski. Mr. Lubniewski has served as our President and Chief Executive Officer and as a member of our Board of Directors since April 2019 and previously served as our President and Chief Operating Officer since April 2018. Prior to this he served as our Senior Vice President and Chief Business Officer since April 2011. Mr. Lubniewski joined us from Ventana Medical Systems, Inc. (“Ventana”), a medical diagnostics company and member of the Roche Group and global headquarters of Roche Tissue Diagnostics (“RTD”) where he served in leadership roles for nine years both before and after the acquisition of Ventana by Roche Holdings, Inc. (“Roche”) in March 2008. From August 2010 to April 2011, Mr. Lubniewski was Senior Vice President and Lifecycle Leader, Advanced Staining Platforms at Ventana. From January 2008 to August 2010, Mr. Lubniewski served as Senior Vice President and Lifecycle Leader, Clinical Assays at RTD, with responsibility for three lifecycle teams, technical marketing and medical marketing and global accountability for all RTD clinical assay products. Prior to the Roche acquisition of Ventana, Mr. Lubniewski served at Ventana as Senior Vice President, Advanced Staining Business Unit, Vice President Worldwide Marketing and Translational Diagnostic Business Unit, and General Manager, Research Products. In these roles, Mr. Lubniewski was responsible for a variety of assay and platform development and commercialization efforts. Prior to Ventana, Mr. Lubniewski worked for over ten years at Corning, Inc., a manufacturing company, in a variety of divisional, sector and corporate sales and marketing roles. Mr. Lubniewski earned a B.S. in Chemical Engineering from Clarkson University. Our Board of Directors believes that Mr. Lubniewski’s extensive executive management in commercialization, marketing and strategic planning and management of operations, as well as his service as our Chief Executive Officer, qualify him to serve on our Board of Directors.

Shaun D. McMeans. Mr. McMeans has served as our Senior Vice President and Chief Financial Officer since February 2018 and as our Vice President and Chief Financial Officer since February 2012. Prior to joining us, Mr. McMeans was Vice President – Finance of Securaplane Technologies, Inc., a product supply company and division of Meggitt PLC, an aerospace, defense and energy conglomerate, from May 2011 to February 2012. Mr. McMeans was a financial consultant from February 2008 to April 2011, working both in an individual capacity and as a partner for Tatum LLC, a consulting company. Prior to February 2008, Mr. McMeans was Chief Financial Officer for The Long Companies, a full service residential and commercial real estate division of Berkshire Hathaway, Inc. Mr. McMeans also worked for over five years at LXU Healthcare, Inc., a manufacturer and distributor of specialty surgical equipment, as Controller and then Chief Financial and Operating Officer. In his early career, Mr. McMeans worked in roles of increasing responsibility, including Director of Finance, for Burnham Holdings, Inc., formerly Burnham Corporation, a manufacturer and distributor of residential and commercial hydronic heating equipment. Mr. McMeans received his B.S. in Accounting from The Pennsylvania State University.

Timothy (TJ) B. Johnson. Mr. Johnson has served as the Executive Chairman of our Board of Directors since March 2019 and as a member of our Board of Directors since January 2008. Mr. Johnson previously served as our Chief Executive Officer from January 2008 until March 2019. He also served as our President from January 2008 until April 2018. Mr. Johnson joined us from LVC Consulting, a consulting company, where he was a partner from April 2007 to January 2008. Prior to April 2007, Mr. Johnson spent five years in leadership roles at Ventana prior to its acquisition by Roche. At Ventana, Mr. Johnson held the positions of Senior Vice President, Global Business Services, Senior Vice President, Corporate Development and Operations, and Vice President/General Manager, Operations and Lean Systems. In these roles, Mr. Johnson’s responsibilities included product technical support, worldwide marketing, corporate development, strategic planning and manufacturing. Prior to working at Ventana, Mr. Johnson had a 12-year career at Hillenbrand Industries, Inc., a global diversified industrial company, where he held several leadership roles in the corporate offices and in the Hill-Rom Division, including Vice President, Global Marketing, Vice President/General Manager, Hill-Rom AirShields, Vice President, Operations, and Vice President, Continuous Improvement and Strategic Planning. Mr. Johnson spent part of his early career at PricewaterhouseCoopers LLP, a public accounting firm. Mr. Johnson previously served on the board of directors of Kalypto Medical, Inc. and was the Industry co-chair for the Biosciences Leadership Council of Southern Arizona. He earned a B.S. in Business from Indiana University. Our Board of Directors believes that Mr. Johnson’s extensive executive background in general management, strategic planning and managing operations of a diagnostic company and past service as our Chief Executive Officer qualify him to serve on our Board of Directors.

Byron T. Lawson. Mr. Lawson has served as our Senior Vice President and Chief Commercial Officer in January 2020 and previously served as our Senior Vice President, Pharma Business Unit since January 2018. Prior to this he served as our Senior Director, Commercial Options since October 2012. Mr. Lawson joined us from Ventana, where he worked for nearly 15 years and served in a variety of roles with increasingly responsibility in the North American commercial organization. He also served in the United States Air Force for nearly 10 years between Active and Reserve Duty as a certified Histology Technician.

Non-Employee Directors

Ann F. Hanham Ph.D. Dr. Hanham has served on our Board of Directors since August 2016 and has served as our Lead Independent Director since April 2019. Prior to her appointment as Lead Independent Director, Dr. Hanham served as the chair of our Board of Directors from March 2017 to March 2019. Since March 2017, Dr. Hanham has provided independent management consulting as a sole proprietor. Previously, she was the founding and managing partner of BAR Capital LLC, an investment company, a position she has held from December 2013 to March 2017. From February 2000 to November 2013, Dr. Hanham was the Managing Director and General Partner of Burrill and Company, a life science investment company. Prior to that, Dr. Hanham held positions of increasing responsibility in product development, medical affairs, and clinical and regulatory affairs at various companies, including InterMune Inc., Otsuka America Pharmaceuticals, Inc. (“Otsuka”), Celtrix Pharmaceuticals, Inc. (“Celtrix”), and Becton Dickinson and Company (“BD”). InterMune, Inc., Otsuka and Celtrix are, or prior to respective acquisitions, were clinical-stage biopharmaceutical companies, and BD is a life sciences discovery and diagnostics company. Dr. Hanham also currently serves on the board of directors of SCYNEXIS (Nasdaq: SCYX). Dr. Hanham received her B.Sc. degree from the University of Toronto, Canada; her M.Sc. degree, in biology, from Simon Fraser University, Canada; and her Ph.D. degree, in biology, from the University of British Columbia, Canada. Our Board of Directors believes that Dr. Hanham’s extensive industry and executive experience, and her experience serving on the board of directors of other public companies qualifies her to serve on our Board of Directors.

Michelle R. Griffin. Ms. Griffin has served on our Board of Directors since August 2018. Ms. Griffin currently serves as a member of the board of directors and chair of the audit committee for Acer Therapeutics, Inc. (Nasdaq: ACER) and Adaptive Biotechnologies Corp (Nasdaq: ADPT). She has also served on the board of directors and as audit committee chair for PhaseRx, Inc. (Nasdaq:PZRX) from 2016 to 2018, OncoGenex Pharmaceuticals Inc. (Nasdaq: OGXI) from 2008 to 2011, and Sonus Pharmaceuticals, Inc. (Nasdaq: SNUS) from 2004 to 2008; as chair of the board of directors for Universal Cells, Inc. from 2017 until its acquisition by Astellas Pharma Inc. in 2018; as a member of the board of directors of Virginia Mason Health System and Virginia Mason Medical Center from 2014 to 2018; and as a member of the board of directors for Polynoma LLC from 2012 to 2014. Ms. Griffin served as executive vice president, operations, and chief financial officer at OncoGenex from 2011 to 2013; served as acting chief executive, senior vice president and chief operating officer at Trubion Pharmaceuticals, Inc. from 2009 until its acquisition in 2010 and as its chief financial officer from 2006 to 2009; and served as senior vice president and chief financial officer of Dendreon Corp. from 2005 to 2006. Ms. Griffin began her career in the biopharmaceuticals industry in 1994 at Corixa Corp. (Nasdaq: CRXA) and served as its chief financial officer from its IPO in 1997 until 2005 when Corixa was acquired by GlaxoSmithKline plc. She received a post‐graduate certificate in accounting and an MBA from Seattle University, a B.S. in statistics and marketing from George Mason University and has passed the certified public accountant exam. Our Board of Directors believes that Ms. Griffin’s financial and accounting expertise and extensive executive experience qualifies her to serve on our Board of Directors.

Harry A. George. Mr. George has served on our Board of Directors since 2002 and served as the chair of our Board of Directors from December 2007 until September 2013. Mr. George co-founded Solstice Capital, a venture capital firm, in 1995 and serves as its Managing General Partner. Mr. George serves as President and CFO of Radiance Therapeutics where he also serves on the board of directors. Mr. George has served as a member of the board of directors of a number of private and public companies and is currently serving on the boards of directors of Medipacs, Inc., Post.Bid.Ship, Inc., AdiCyte, Inc., RxActuator, Inc. and Splash Pharmaceuticals, Inc. Mr. George is also a member of the boards of directors of several non-profit organizations, including Southern Arizona Leadership Council, Desert Angels and Start-up Tucson, a member of the Board of Visitors of the McGuire Center for Entrepreneurship, and an advisor to Tech Launch Arizona. Prior to 1995, Mr. George was co-founder, Director, and Vice-President of Finance for Interleaf Inc., a software products company. Prior to his time at Interleaf, Mr. George was co-founder, Director and Vice President of Finance of Kurzweil Computer Products, Inc., a computer products company, which subsequently was purchased by Xerox Imaging Systems. Mr. George received an A.B. from Bowdoin College and, in 2012, received an Honorary Doctorate of Science from the University of Arizona. Also in 2012, the Arizona BioIndustry Association conferred upon Mr. George the John McGarrity Bioscience Leader of the Year Award. Our Board of Directors believes Mr. George’s detailed knowledge of our company and long tenure with us, together with his more than 40 years of experience serving as founder, operating officer, or investor with successful rapid growth technology-related companies qualify him to serve on our Board of Directors.

Donnie M. Hardison. Mr. Hardison has served on our Board of Directors since May 2016. He currently is the President and Chief Executive Officer, and serves on the board of directors, of Biotheranostics, Inc., a molecular diagnostic company focused on oncology, positions he has held since February 2017. From April 2016 to January 2017, Mr. Hardison served as the sole proprietor of DMH Consulting, a management consulting firm, which he founded. Between April 2010 and March 2016, Mr. Hardison was the President and Chief Executive Officer of Good Start Genetics, a medical device company. For more than 20 years prior to that, Mr. Hardison held a number of executive and senior management positions at companies including Laboratory Corporation of America (“LabCorp”) a clinical laboratory company, Exact Sciences Corporation, a molecular diagnostics company, OnTarget, Inc., a sales and marketing consulting company, Quest Diagnostics Inc., a clinical laboratory company, SmithKline Beecham Corporation, a pharmaceutical company, and others. He currently serves as an independent director on the boards of directors of several private companies, including Seventh Sense Biosystems, Boston Microfluidics and IQuity, Inc. He also served on the board of directors of Exact Sciences Corporation (Nasdaq: EXAS) from May 2000, through its initial public offering in February 2001, until August 2007. Mr. Hardison received his Bachelor of Arts degree, in political science, from the University of North Carolina, Chapel Hill. Our Board of Directors believes that Mr. Hardison’s broad private and public company background, his extensive executive and industry experience, his experience with newly emerging and well-established companies, and his extensive commercial and operational experience qualify him to serve on our Board of Directors.

James (Jim) T. LaFrance. Mr. LaFrance has served on our Board of Directors since December 2015. Mr. LaFrance has almost thirty years of diagnostic industry experience, and has worked since January 2015 as a sales, marketing, strategy development and commercial operational management consultant for LaFrance Consulting LLC, a firm he founded. He currently serves on three additional boards, Vermillion, Inc (Nasdaq: VRML) as Chairman; BioArray Genetics, Inc., a private company, as Chairman, and as an independent director of privately held Personal Genome Diagnostics. He served as interim Chief Executive Officer of Vermillion, Inc. (Nasdaq: VRML) in 2014 and as a CEO for Omnyx, LLC, a UPMC/GE Healthcare joint venture from 2012 to 2013. Mr. LaFrance held a series of senior management roles at Ventana Medical Systems (now Roche Tissue Diagnostics), including general management of the North American and international commercial operations. Prior to working for Ventana, Mr. LaFrance served in leadership roles in strategic marketing and business development at Bayer Diagnostics. He earned a Bachelor of Arts degree in Economics from the University of Connecticut and holds a Master’s in Business Administration from the University of Notre Dame. Our Board of Directors believes that Mr. LaFrance’s extensive industry and executive experience, and his experience serving on the board of directors of another public company qualify him to serve on our Board of Directors.

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

Board Composition

Our business and affairs are organized under the direction of our board of directors, which currently consists of eight members. The primary responsibilities of our Board of Directors are to provide oversight, strategic guidance, counseling and direction to our management. Our Board of Directors meets on a regular basis and additionally as required.

Our Board of Directors has determined that all of our directors other than Mr. Lubniewski and Mr. Johnson are independent directors, as defined by Rule 5605(a)(2) of the Nasdaq Listing Rules. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our Board of Directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

In accordance with the terms of our amended and restated certificate of incorporation, our Board of Directors is divided into three classes, as follows:

•	Class I, which consists of Mr. Lubniewski, Mr. George and Mr. Hardison, whose terms will expire at our annual meeting of stockholders to be held in 2020;
•	Class II, which consists of Mr. Johnson, Dr. Hanham and Ms. Griffin, whose terms will expire at our annual meeting of stockholders to be held in 2021: and
•	Class III, which consists of Mr. McCracken and Mr. LaFrance, whose terms will expire at our annual meeting of stockholders to be held in 2022.

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

Board Leadership Structure

As a general policy, our Board of Directors believes that separation of the positions of chair and Chief Executive Officer reinforces the independence of the Board from management, creates an environment that encourages objective oversight of management’s performance and enhances the effectiveness of the Board as a whole.

Mr. Johnson serves as our Executive Chairman and Mr. Lubniewski serves as our Chief Executive Officer. As our Executive Chairman, Mr. Johnson advises our management, including our Chief Executive Officer, on various strategic matters. We believe that separation of the positions of Executive Chairman and Chief Executive Officer reinforces the independence of the Board of Directors in its oversight of our business and affairs.

In addition, Dr. Hanham serves as our Lead Independent Director. As Lead Independent Director, Dr. Hanham presides over Board of Directors meetings, sets meeting agendas, ensures the duties, responsibilities and roles of members of our Board of Directors are clearly understood, ensures that our Board of Directors receives appropriate and timely information, material and reports from management regarding our business, provides input to the Board regarding candidates for nomination or appointment to the Board and Board committees, and performs such additional duties as set forth in our bylaws and as our Board of Directors may otherwise determine and delegate.

We also have a separate chair for each committee of our Board of Directors. The chair of each committee is expected to report at least annually to our Board of Directors on the activities of their respective committee in fulfilling their responsibilities as detailed in their respective charters or specify any shortcomings should that be the case.

Role of the Board in Risk Oversight

One of the key functions of our Board of Directors is informed oversight of our risk management process. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board of Directors as a whole, as well as through various standing Board committees that address risks inherent in their respective areas of oversight. The risk oversight process includes receiving regular reports from Board committees and members of senior management to enable our Board of Directors to understand our risk identification, risk management and risk mitigation strategies with respect to areas of potential material risk, including operations, finance, legal, regulatory, strategic and reputational risk. In particular, our Board of Directors is responsible for monitoring and assessing strategic risk exposure and our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements. Oversight by the Audit Committee includes direct communication with our external auditors. Our Nominating and Governance Committee monitors the effectiveness of our corporate governance practices, including whether they are successful in preventing illegal or improper liability-creating conduct. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

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

Compensation Committee

Our Compensation Committee consists of Ms. Griffin, Mr. Hardison, and Mr. McCracken. Mr. Hardison serves as the chair of our Compensation Committee. Our Board of Directors has determined that each of the members of our Compensation Committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and satisfies the Nasdaq Stock Market independence requirements. None of these individuals has ever been an executive officer or employee of ours. The functions of this committee include, among other things:

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

In 2019, our Compensation Committee retained Radford, an Aon Hewitt company and a provider of compensation market intelligence to the technology and life sciences industries, to provide a report summarizing relevant benchmark data relating to industry-appropriate peers and make recommendations regarding base salary, target total cash (base salary plus target cash incentives) and the amounts and terms of long-term equity incentive awards for our executives as well as to benchmark and make recommendations regarding the initial and annual cash retainer amounts for directors and chairpersons of our Board of Directors and the various committees and the amounts and terms of initial and annual long-term equity incentive awards for directors. No work performed by Radford during fiscal year 2019 raised a conflict of interest.

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

Delinquent Section 16(a) Reports

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

Based solely on our review of the copies of such forms received and the written representations from certain reporting persons, we have determined that no officer, director or 10% beneficial owner known to us was delinquent with respect to their reporting obligations as set forth in Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2019, with the exception of Timothy B. Johnson, our Executive Chairman, who sold shares of our common stock on December 26, 2019 and filed a Form 4 late on January 2, 2020.

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

Stockholder Communications with the Board of Directors

We have adopted a formal process by which stockholders may communicate with the Board or any of its directors. Stockholders who wish to communicate with the Board may do so by sending written communications addressed to: Attn: Corporate Secretary, 3430 E. Global Loop, Tucson, Arizona, 85706. These communications will be reviewed by the Secretary, who will determine whether the communication is appropriate for presentation to the Board or the relevant director. The purpose of this screening is to allow the Board to avoid having to consider irrelevant or inappropriate communications (such as advertisements, solicitations and hostile communications).

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on our website at www.htgmolecular.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Item 11. Executive Compensation.

Our named executive officers for the year ended December 31, 2019, which consist of our principal executive officer and our two other most highly compensated executive officers as of December 31, 2019, are as follows:

•	John L. Lubniewski, our President and Chief Executive Officer;
•	Shaun D. McMeans, Senior Vice President Finance and Chief Financial Officer; and
•	Timothy B. Johnson, Executive Chairman and former Chief Executive Officer.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($) (1)	Stock awards ($) (2)	Option awards ($) (3)	Non-equity incentive plan compensation ($) (4)	All other compensation ($) (5)	Total ($)
John L. Lubniewski	2019	384,125	—	—	772,875	—	741	1,157,741
President and Chief Executive Officer	2018	327,230	100,000	413,775	340,000	116,007	741	1,297,753
Shaun D. McMeans	2019	320,625	—	—	45,125	—	741	366,491
Senior Vice President and Chief Financial Officer	2018	288,608	50,000	270,437	340,000	91,438	741	1,041,224
Timothy B. Johnson	2019	187,500	—	—	35,500	24,411	437	247,848
Executive Chairman	2018	426,250	200,000	708,343	510,000	166,183	741	2,011,517

(1)

The dollar amounts in this column represent the aggregate grant date fair value of RSU awards granted in 2018, as applicable. For further discussion of valuation assumptions, see Note 14 “Stockholders’ Equity” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)

The dollar amounts in this column represent the aggregate grant date fair value of stock option awards granted in 2019 and 2018, as applicable. These amounts have been computed in accordance with FASB ASC Topic 718, using the Black-Scholes option pricing model. For a discussion of valuation assumptions, see Note 14 “Stockholders’ Equity” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)

Amounts shown represent annual performance-based bonuses earned for 2019 and 2018. The 2019 performance-based bonus for Mr. Johnson was pro-rated for the period for which he served as the Company’s Chief Executive Officer. The Board of Directors determined that Mr. Lubniewski and Mr. McMeans would forgo a 2019 performance-based bonus.

(4)	Amount shown represents premiums for life, disability and accidental death and dismemberment insurance paid by us on behalf of the named executive officer.
(5)	Mr. Johnson transitioned from the role of Chief Executive Officer to Executive Chairman effective March 31, 2019.

Annual Base Salary

The base salary of our named executive officers is generally set forth in each officer’s employment letter agreement with us and periodically reviewed and adjusted by our Board of Directors, based on the recommendation of our Compensation Committee and following analyses conducted by independent third-party consultants. At the beginning of 2019, the base salaries for our named executive officers were $385,000, $315,000 and $450,000 for Mr. Lubniewski, Mr. McMeans and Mr. Johnson, respectively. In August 2019, the base salaries for Mr. Lubniewski and Mr. McMeans were increased to $416,000 and $330,000, respectively.

In January 2019, our Board of Directors designated Mr. Johnson as the Executive Chairman effective March 31, 2019. The base salary for Mr. Johnson was decreased to $100,000 in connection with his appointment to the Executive Chairman position.

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

Our Board of Directors will generally consider each named executive officer’s individual contributions towards reaching our annual corporate goals but does not typically establish specific individual goals for our named executive officers. There is no minimum bonus percentage or amount established for the named executive officers and, thus, the bonus amounts vary from year to year based on corporate and individual performance. For 2019, Mr. Lubniewski was eligible to receive a target bonus of up to 55% of his base salary pursuant to the terms of his employment letter agreement described below. For 2019, Mr. McMeans was eligible to receive a target bonus of up to 45% of his base salary pursuant to the terms of his employment letter agreement described below. For 2019, Mr. Johnson was eligible to receive a target bonus of up to 55% of his base salary pursuant to the terms of his employment letter agreement described below through March 31, 2019 and 0% of his base salary thereafter, following his appointment by our Board of Directors to Executive Chairman.

The corporate goals established by our Board of Directors for 2019 were based upon strategic commercial and financial goals. Specific goals included financial performance and cash management, market and commercialization metrics and progress with companion diagnostic collaborations. The financial goals were weighted at 70% towards overall corporate goal achievement and the commercial goals were weighted at 30% towards overall corporate goal achievement. There was no minimum percentage of corporate goals that was required to be achieved to earn a bonus. No specific individual goals were established for any of our named executive officers for 2019.

In January 2020, our Board of Directors determined that the 2019 corporate goals had been achieved at an aggregate level of 40%. As a result, our Board of Directors awarded a bonus of $24,411 to Mr. Johnson, representing 40% of his target bonus of 55% of his base salary for the period over which he served as the Company’s Chief Executive Officer in 2019. It was further determined that Mr. Lubniewski and Mr. McMeans would forgo a 2019 performance-based bonus. In addition, it was determined that Mr. Lubniewski would be eligible to receive a target bonus of up to 75% of his base salary pursuant to the terms of his employment letter agreement for 2020.

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align our interests with those of our employees and consultants, including our named executive officers. Our Board of Directors or any authorized committee thereof is responsible for approving equity grants, which include to date, stock options and RSUs. Vesting of the stock option and RSU awards is tied to continuous service with us and serves as an additional retention measure. Our executives generally are awarded an initial stock option grant upon commencement of employment. Additional equity awards may occur periodically to specifically incentivize executives to achieve certain corporate goals or to reward executives for exceptional performance. As of December 31, 2019, our named executive officers have been granted both stock option awards and RSUs.

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

Employment Letter Agreement Mr. Lubniewski. We entered into an amended and restated letter agreement with Mr. Lubniewski in December 2014 that replaced his previous letter agreement and became effective in May 2015. The agreement sets forth certain agreed upon terms and conditions of employment. Mr. Lubniewski was initially entitled to receive an annual base salary of $293,500, an annual target performance bonus of up to 40% of his base salary as determined by the board of directors, and certain severance benefits, the terms of which are described below under “—Potential Payments and Benefits upon Termination or Change of Control.” Mr. Lubniewski’s base salary and target bonus percentage are subject to modification from time to time in the discretion of our Board of Directors or any authorized committee thereof.

Effective March 31, 2019, Mr. Lubniewski was appointed by our Board of Directors as our President and Chief Executive Officer. In connection with his appointment, we entered into an amended and restated employment agreement with Mr. Lubniewski. Pursuant to the agreement, Mr. Lubniewski’s salary was increased to $385,000 (which has been increased, most recently in August 2019 to $416,000), and he became eligible to receive an annual target performance bonus of up to 55% of his base salary (increased in January 2020 to 75% of base salary) as determined by our Board of Directors following analysis conducted by independent third-party consultants.

Employment Letter Agreement with Mr. McMeans. We entered into an amended and restated letter agreement with Mr. McMeans in July 2019 that replaced his previous December 2014 letter agreement. The agreement sets forth certain agreed upon terms and conditions of employment. Mr. McMeans was initially entitled to an annual base salary of $246,000 (which has been increased, most recently in August 2019 to $330,000), an annual target performance bonus of up to 40% of his base salary (increased in August 2018 to 45% of base salary) as determined by the board of directors, and certain severance benefits, the terms of which are described below under “—Potential Payments and Benefits upon Termination or Change of Control.” Mr. McMeans’ and target bonus percentage are subject to modification from time to time in the discretion of our Board of Directors or any authorized committee thereof.

Employment Letter Agreement with Mr. Johnson. We entered into an amended and restated letter agreement with Mr. Johnson in December 2014 that replaced his previous letter agreement and became effective in May 2015. The agreement sets forth certain agreed upon terms and conditions of employment. Mr. Johnson was initially entitled to receive an annual base salary of $400,000 (increased in August 2018 to $450,000), an annual target performance bonus of up to 50% of his base salary (increased in August 2018 to 55% of base salary) as determined by our Board of Directors, and certain severance benefits. Mr. Johnson’s base salary and target bonus percentage are subject to modification from time to time in the discretion of our Board of Directors or any authorized committee thereof.

Effective March 31, 2019, Mr. Johnson transitioned from the role of Chief Executive Officer to Executive Chairman. In connection with this transition, we entered into an amended and restated employment agreement with Mr. Johnson. Pursuant to the agreement, Mr. Johnson’s annual base salary was reduced to $100,000, he will no longer be eligible to receive an annual target bonus or severance benefits.

Potential Payments and Benefits upon Termination or Change of Control

Under the terms Mr. Lubniewski and Mr. McMeans’ amended and restated letter agreements upon the executive’s termination without “cause,” or resignation for “good reason,” each as defined below, including any such termination that occurs in connection with a change of control, each of our named executive officers is eligible to receive continued base salary payments and COBRA premium payments (together “severance benefits”). Under his amended and restated letter agreement, Mr. Lubniewski is eligible to receive 12 months of severance benefits due to involuntary termination other than in connection with a change of control and 18 months for a change of control. Mr. McMeans is eligible to receive nine months of severance benefits due to involuntary termination other than in connection with a change in control and 12 months for a change of control. Upon amendment of his letter agreement upon transition to Executive Chairman in March 2019, Mr. Johnson is no longer eligible to receive ongoing benefits upon termination or change of control.

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

Outstanding Equity Awards at Fiscal Year-End

The following table presents information concerning equity awards held by our named executive officers as of December 31, 2019, granted under the 2001 Plan, the 2011 Plan and the 2014 Plan.

			Option Awards				Stock Awards
Name		Grant Date/Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
John L. Lubniewski		4/26/2011	13,036	—	2.15	4/26/2021	—	—
		3/08/2012	2,793	—	2.15	3/08/2022	—	—
		2/01/2013	3,503	—	2.15	2/01/2023	—	—
		8/06/2013	13,036	—	2.15	8/06/2023	—	—
		3/20/2014	29,818	—	2.15	3/20/2024	—	—
		12/29/2014	3,724	—	12.89	12/29/2024	—	—
		2/16/2016	35,000	—	2.36	2/15/2026	—	—
		2/13/17	20,000	—	1.92	2/13/2027	—	—
	(1)	8/16/18	37,500	62,500	3.40	8/16/28	—	—
	(2)	5/23/19	87,500	212,500	2.22	5/23/29	—	—
	(3)	8/15/19	18,760	93,740	0.95	8/15/29	—	—
	(4)	8/16/18	—	—			31,250	106,250
Shaun D. McMeans		3/08/2012	8,380	—	2.15	3/08/2022	—	—
		2/01/2013	1,854	—	2.15	2/01/2023	—	—
		8/06/2013	13,036	—	2.15	8/06/2023	—	—
		3/20/2014	30,308	—	2.15	3/20/2024	—	—
		12/29/2014	2,327	—	12.89	12/29/2024	—	—
		2/16/2016	20,000	—	2.36	2/15/2026	—	—
		2/13/2017	18,500	—	1.92	2/13/2027	—	—
	(1)	8/16/18	37,500	62,500	3.40	8/16/28	—	—
	(3)	8/15/19	7,920	39,580	0.95	8/15/29	—	—
	(4)	8/16/18	—	—			15,622	53,115
Timothy B. Johnson		3/01/2010	6,983	—	4.30	3/01/2020	—	—
		4/13/2010	675	—	4.30	4/13/2020	—	—
		10/21/2010	581	—	4.30	10/21/2020	—	—
		1/20/2011	675	—	4.30	1/20/2021	—	—
		4/26/2011	29,797	—	2.15	4/26/2021	—	—
		2/01/2013	18,328	—	2.15	2/01/2023	—	—
		8/06/2013	9,311	—	2.15	8/06/2023	—	—
		3/20/2014	43,267	—	2.15	3/20/2024	—	—
		12/29/2014	9,311	—	12.89	12/29/2024	—	—
		2/16/2016	105,000	—	2.36	2/15/2026	—	—
		2/13/2017	19,000	—	1.92	2/13/2027	—	—
	(1)	8/16/18	56,250	93,750	3.40	8/16/28	—	—
	(5)	9/13/19	—	15,000	0.78	9/13/29	—	—
	(1)	11/14/19	4,376	30,624	0.68	11/14/29	—	—
	(4)	8/16/18	—	—			46,872	159,365

(1)

Stock options vest over four years as follows: 1/16th of the outstanding shares vest at the end of each calendar quarter over a period of approximately four years, subject to the individual’s continued service with us through each vesting date.

(2)

Stock options vest at the end of each month beginning June 30, 2019, with 50% vesting in the first year and 25% vesting in each of years 2 and 3, subject to the individual’s continued service with us through each vesting date.

(3)	Stock options vest in equal monthly installments over a two-year period, subject to the individual’s continued service with us through each vesting date.

(4)

RSUs vest over four years as follows: 1/16th of the award vests at the end of each calendar quarter over a period of approximately four years, subject to the individual’s continued service with us through each vesting date.

(5)	Stock options vest on the earliest to occur of (i) August 14, 2020 and (ii) the 2020 annual stockholder meeting, subject to the individual’s continued service with us through this vesting date.

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

In March 2019, 200,000 shares were reserved for issuance under the 2014 Plan pursuant to an amendment approved by our Board of Directors pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules, to be used exclusively for the grant of awards to individuals who were not previously employees or non-employee directors of the Company, as inducement material to the individuals’ entering into employment (“Inducement Awards”).

As of December 31, 2019, option awards covering an aggregate of 2,904,898 shares of our common stock, including 80,000 inducement awards, and an additional 223,745 RSU awards have been granted under the 2014 Plan and were outstanding.

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

The performance goals that may be selected include one or more of the following: (1) earnings (including earnings per share and net earnings); (2) earnings before interest, taxes and depreciation; (3) earnings before interest, taxes, depreciation and amortization; (4) earnings before interest, taxes, depreciation, amortization and legal settlements; (5) earnings before interest, taxes, depreciation, amortization, legal settlements and other income (expense); (6) earnings before interest, taxes, depreciation, amortization, legal settlements, other income (expense) and stock-based compensation; (7) earnings before interest, taxes, depreciation, amortization, legal settlements, other income (expense), stock-based compensation and changes in deferred revenue; (8) earnings before interest, taxes, depreciation, amortization, legal settlements, other income (expense), stock-based compensation, other non-cash expenses and changes in deferred revenue; (9) total stockholder return; (10) return on equity or average stockholder’s equity; (11) return on assets, investment, or capital employed; (12) stock price; (13) margin; (14) income (before or after taxes); (15) operating income; (16) operating income after taxes; (17) pre-tax profit; (18) operating cash flow; (19) sales or revenue targets; (20) increases in revenue or product revenue; (21) expenses and cost reduction goals; (22) improvement in or attainment of working capital levels; (23) economic value added (or an equivalent metric); (24) market share; (25) cash flow; (26) cash flow per share; (27) cash balance; (28) cash burn; (29) cash collections; (30) share price performance; (31) debt reduction; (32) implementation or completion of projects or processes (including, without limitation, clinical study initiation, clinical study enrollment and dates, clinical study results, regulatory filing submissions, regulatory filing acceptances, regulatory or advisory committee interactions, regulatory approvals, and product supply); (33) stockholders’ equity; (34) capital expenditures; (35) debt levels; (36) operating profit or net operating profit; (37) workforce diversity; (38) growth of net income or operating income; (39) billings; (40) bookings; (41) employee retention; (42) initiation of studies by specific dates; (43) budget management; (44) submission to, or approval by, a regulatory body (including, but not limited to the FDA) of an applicable filing or a product; (45) regulatory milestones; (46) progress of internal research or development programs; (47) acquisition of new customers; (48) customer retention and/or repeat order rate; (49) improvements in sample and test processing times; (50) progress of partnered programs; (51) partner satisfaction; (52) timely completion of clinical studies; (53) submission of 510(k)s or premarket approvals and other regulatory achievements; (54) milestones related to samples received and/or tests or panels run; (55) expansion of sales in additional geographies or markets; (56) research progress, including the development of programs; (57) strategic partnerships or transactions (including in-licensing and out-licensing of intellectual property); and (58) to the extent that an award is not intended to comply with Section 162(m) of the Code, other measures of performance selected by our Board of Directors.

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

2011 Equity Incentive Plan

General. Our Board of Directors and our stockholders approved our 2011 Plan in March 2011. The 2011 Plan was subsequently amended by our Board of Directors and our stockholders, most recently in February 2014. The 2011 Plan is the successor to and continuation of our 2001 Plan. As of December 31, 2019, option awards under the 2011 Plan covering an aggregate of 313,596 shares of our common stock were outstanding. No additional awards will be granted under the 2011 Plan and all outstanding awards granted under the 2011 Plan that are repurchased, forfeited, expire or are cancelled will become available for grant under the 2014 Plan in accordance with its terms. Our Board of Directors, or a duly authorized committee thereof, has the authority to administer the 2011 Plan. Our Board of Directors may also delegate certain authority to one or more of our officers. The plan administrator has the authority to modify outstanding awards under our 2011 Plan, including the authority to reduce the exercise, purchase or strike price of any outstanding stock award, cancel any outstanding stock award in exchange for new stock awards, cash or other consideration, or take any other action that is treated as a repricing under generally accepted accounting principles, with the consent of any adversely affected participant.

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

2001 Stock Option Plan

Our Board of Directors and our stockholders approved our 2001 Plan, which became effective in February 2001. The 2001 Plan terminated and no further awards were granted under the 2001 Plan upon the effective date of the 2011 Plan. As of December 31, 2019, there were outstanding stock options under our 2001 Plan covering a total of 12,094 shares of our common stock.

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

Offerings and Purchases. The ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, we may specify offerings with durations of not more than 27 months and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of our common stock will be purchased for employees participating in the offering. Generally, all regular employees, including executive officers, subject to certain restrictions, employed by us or by any of our designated affiliates, may participate in the ESPP and may contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of our common stock under the ESPP. Unless otherwise determined by our Board of Directors, common stock will be purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (1) 85% of the fair market value of a share of our common stock on the first date of an offering or (2) 85% of the fair market value of a share of our common stock on the date of purchase.

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

401(k) Plan

We maintain a tax-qualified retirement plan that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. All participants’ interests in their deferrals are 100% vested when contributed. In 2019, we made no matching contributions into the 401(k) plan. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan, and all contributions are deductible by us when made.

Director Compensation

The following table sets forth in summary form information concerning the compensation that we paid or awarded during the year ended December 31, 2019 to each of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Total ($)
Ann F. Hanham	72,838	2,600	10,400	85,838
Michelle R. Griffin	53,526	2,600	10,400	66,526
Harry A. George	42,500	2,600	10,400	55,500
Donnie M. Hardison	45,850	2,600	10,400	58,850
James T. LaFrance	48,405	2,600	10,400	61,405
Lee R. McCracken	44,313	2,600	10,400	57,313

(1)

As of December 31, 2019, the aggregate number of unvested stock awards (other than options) held by our non-employee directors were: 2,500 for each of Dr. Hanham, Ms. Griffin, Mr. George, Mr. Hardison, Mr. LaFrance, and Mr. McCracken. The dollar amounts in this column represent the aggregate grant date fair value of RSU awards granted in 2019. For further discussion of valuation assumptions, see Note 14 “Stockholders’ Equity” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)

As of December 31, 2019, the aggregate number of outstanding options to purchase our common stock held by our non-employee directors were: Dr. Hanham: 36,000, Ms. Griffin: 30,000, Mr. George: 38,000; Mr. Hardison: 42,000; Mr. LaFrance: 42,000; and Mr. McCracken: 42,000. The dollar amounts in this column represent the aggregate grant date fair value of stock option awards granted in 2019. These amounts have been computed in accordance with FASB ASC Topic 718, using the Black-Scholes option pricing model. For further discussion of valuation assumptions, see Note 14 “Stockholders’ Equity” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Pursuant to our non-employee director compensation policy, non-employee director compensation for service on our Board of Directors was as follows as of January 1, 2019:

•	an annual cash retainer of $35,000;
•	an additional annual cash retainer of $30,000 for service as lead independent director of our Board of Directors;
•	an additional annual cash retainer of $15,000, $10,000 and $7,500 for service as the chair of our Audit Committee, Compensation Committee and Nominating and Governance Committee, respectively;
•	an additional annual cash retainer of $7,500, $5,000 and $3,750 for service as member of our Audit Committee, Compensation Committee and Nominating and Governance Committee, respectively;
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

In August 2019, the non-employee director compensation policy was amended and restated, as a result of an analysis conducted by third-party independent consultants, such that non-employee director compensation for service on our Board of Directors is now as follows:

•	an annual cash retainer of $35,000;
•	an additional annual cash retainer of $30,000 for service as lead independent director of our Board of Directors;
•	an additional annual cash retainer of $15,000, $12,000 and $8,000 for service as the chair of our Audit Committee, Compensation Committee and Nominating and Governance Committee, respectively;

•	an additional annual cash retainer of $7,500, $6,000 and $4,000 for service as member of our Audit Committee, Compensation Committee and Nominating and Governance Committee, respectively;
•

an automatic annual option grant to purchase 10,000 shares of our common stock and an automatic RSU award for 2,500 shares of our common stock for each non-employee director who is serving on the board of directors on the date of each annual stockholder meeting and who has served as a member of our Board of Directors for a minimum of six months, in each case vesting on the earliest to occur of (i) the date that is 12 months following the grant date and (ii) the following year’s annual stockholder meeting; and

•

upon first joining our Board of Directors an automatic initial option grant to purchase 25,000 shares of our common stock on the date of grant. One-third of the shares will vest twelve months after the date of grant and the remaining shares will vest monthly in equal installments over a two-year period thereafter such that the stock option is fully vested on the third anniversary of the date of grant. A director who, in the one year prior to his or her initial election to serve on the board of directors as a non-employee director, served as an employee of the company will not be eligible for an initial grant.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2019.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders:
2001 Stock Option Plan	12,094	$4.30	—
2011 Equity Incentive Plan	313,596	3.08	—
2014 Equity Incentive Plan (1) (2)	2,722,953	2.29	—
2014 Employee Stock Purchase Plan (3)	—	N/A	273,111
Equity compensation plans not approved by security holders (4)	80,000	1.69	120,000
Total	3,128,643		393,111

(1)

On January 1 of each year from January 1, 2016 through and including January 1, 2024, the number of shares authorized for issuance under the 2014 Plan is automatically increased by a number equal to 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares determined by our Board of Directors. On January 1, 2019, the available shares for purchase under the 2014 Plan was increased by 2,323,609 shares.

(2)

The number of shares to be issued upon exercise of outstanding options, RSUs, warrants and rights under the 2014 Equity Incentive Plan includes 223,745 outstanding RSU awards which have been excluded from weighted-average exercise price in column (b) above.

(3)

On January 1 of each year from January 1, 2016 through and including January 1, 2024, the number of shares authorized for issuance under our ESPP is automatically increased by a number equal to the least of: (a) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; (b) 195,000 shares; and (c) a number determined by the board of directors that is less than the amounts set forth in the foregoing clauses (a) and (b). On January 1, 2019, the available shares for purchase under our ESPP was increased by 195,000 shares.

(4)

In May 2019, 200,000 shares of our common stock were reserved for issuance under the 2014 Equity Incentive Plan pursuant to an amendment approved by our Board of Directors pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules, to be used exclusively for the grant of awards to individuals who were not previously employees or non-employee directors, as inducement material to the individuals’ entering into employment with us. As of December 31, 2019, there were 120,000 Inducement Awards available for issuance under the 2014 Plan.

Principal Stockholders

The following table sets forth certain information regarding the ownership of the Company’s common stock as of February 28, 2020 by: (i) each director; (ii) each of our executive officers named in the Summary Compensation Table above; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.

The table is based upon information supplied by officers, directors and principal stockholders, Schedules 13G filed with the SEC and other sources believed to be reliable by us. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 56,995,936 shares outstanding on February 28, 2020, adjusted as required by rules promulgated by the SEC. Unless otherwise indicated, the address for each person or entity listed in the table is c/o HTG Molecular Diagnostics, Inc., 3430 E. Global Loop, Tucson, Arizona 85706.

	Common Stock Beneficially Owned
Name and address of beneficial owner	Shares	Percentage
Greater than 5% stockholders
Stonepine Capital Management (1)	5,913,912	10.4%
919 NW Bond Street, Suite 204
Bend, OR 97703
Blue Water Life Science Master Fund, Ltd. (2)	5,790,269	10.2%
c/o Harneys Fiduciary (Cayman) Limited
4th Floor, Harbour Place, 103 South Church Street
PO Box 10240, KY1-1002, Grand Cayman, Cayman Islands
Nantahala Capital Management, LLC (3)	5,000,000	8.8%
130 Main Street 2nd Floor
New Canaan, CT 06840
Cowen Prime Advisors, a division of Cowen Prime Services LLC (4)	3,573,000	6.3%
599 Lexington Avenue, Floor 21
New York, NY 10022
Samjo Capital, LLC, Samjo Management, LLC and Andrew N. Wiener (5)	3,362,000	5.9%
1345 Avenue of the Americas, 3rd Floor
New York, NY 10105
Directors and named executive officers
John L. Lubniewski (6)	560,589	*
Shaun D. McMeans (7)	296,048	*
Timothy B. Johnson (8)	571,783	1.0%
Ann Hanham (9)	30,804	*
Harry A. George (10)	208,896	*
Michelle R. Griffin (11)	11,114	*
Donnie M. Hardison (12)	42,000	*
James T. LaFrance (13)	42,000	*
Lee McCracken (14)	34,500	*
All current executive officers and directors as a group (10 persons) (15)	1,933,435	3.3%

*	Represents beneficial ownership of less than one percent.
(1)

Stonepine Capital Management, LLC, a California limited liability company is the general partner and investment advisor of    investment funds, including Stonepine Capital, L.P., a Delaware limited partnership. Jon M. Plexico and Timothy P. Lynch are the control persons of the general partner. These filers have filed a Schedule 13G jointly, but not as members of a group, and each disclaims membership in a group. Each filer also disclaims beneficial ownership of the stock except to the extent of that person’s pecuniary interest therein. In addition, the filing of the Schedule 13G on behalf of Stonepine Capital, L.P. should not be construed as an admission that it is, and it disclaims that it is, a beneficial owner, as defined in Rule 13d-3 under the Securities Act of 1934, as amended, of any of the stock covered by the 13G. This information is based on the Schedule 13G filed on February 13, 2020 with the SEC. Beneficial ownership reported does not include 3,176,762 shares of the Company’s common stock that Stonepine Capital, LP has the right to acquire through common stock warrants, subject to a 9.99% beneficial ownership blocker.

(2)

Blue Water Life Science Master Fund, Ltd. is the record owner of 5,790,269 shares of the Company’s common stock. Blue Water Life Science Fund, LP currently owns approximately 80% of the outstanding shares of Blue Water Life Science Master Fund, Ltd. As a result, Blue Water Life Science Fund, LP is deemed to be an indirect beneficial owner of 80% of the Company’s common stock owned by Blue Water Life Science Master Fund, Ltd. Blue Water Advisors, LLC, an investment advisor registered with the SEC, currently serves as the investment manager to Blue Water Life Science Master Fund, Ltd. and Blue Water Life Science Fund, LP. As such Blue Water Life Science Advisors, LLC may be deemed to be a beneficial owner of the Company’s common stock held by Blue Water Life Science Master Fund, Ltd. insofar as Blue Water Life Science Advisors, LLC may be deemed to share the power to direct the voting or disposition of such shares. Nathaniel T. Cornell is currently the managing member of Blue Water Life Science Advisors, LLC. As such, Mr. Cornell may be deemed to be a beneficial owner of the shares of the Company’s common stock held by Blue Water Life Science Master Fund, Ltd. Insofar as he may be deemed to share the power to direct the voting or disposition of such shares in his capacity as the managing member of Blue Water Life Science Advisors, LLC, the investment manager to Blue Water Life Science Master Fund, Ltd. In addition, the filing of the Schedule 13G on behalf of Blue Water Life Science Master Fund, Ltd. should not be deemed to constitute an admission that any of the above entities and/or individuals is the beneficial owner of the shares of the Company’s common stock currently held by Blue Water Life Science Master Fund, Ltd., and such beneficial ownership has been expressly disclaimed. Further, the filing of a combined 13G should not be construed to be an admission that any of the reporting persons are members of a group for purposes of Sections 13(d) and 13(g) of the Securities Act of 1934, as amended. This information is based on the Schedule 13G filed on September 25, 2019 with the SEC. Beneficial ownership reported does not include 2,234,925 shares of the Company’s common stock that Blue Water Life Science Master Fund, LP has the right to acquire through common stock warrants, subject to a 9.99% beneficial ownership blocker.

(3)

Natahala Capital Management, LLC may be deemed to be the beneficial owner of 5,000,000 shares of Company’s common stock held by funds and separately managed accounts under its control, and as the managing members of Natahala Capital Management, LLC, each of Wilmot B. Harkey and Daniel Mack may be deemed to be a beneficial owner of these shares. This information is based on the Schedule 13G filed on February 14, 2020 with the SEC.

(4)

Cowen Prime Advisors (“CPA”), a division of Cowen Prime Services LLC Cowen Prime Advisors (“CPA”), a division of Cowen Prime Services LLC (“CPS”) is a registered investment adviser under the Investment Advisers Act of 1940. CPS is also registered as a broker-dealer with the SEC, as an Introducing Broker with the CFTC, a member of FINRA and a member of NFA. In its role as investment adviser, CPA possesses discretionary investment authority to determine the identity and amount of securities to be bought and sold, including 3,573,000 shares of the Company’s common stock. These securities are owned by various clients, who have retained sole proxy voting authority over all of the shares. However, CPA has sole authority to dispose of the position as appropriate. The filing of the Schedule 13G should not be construed as an admission that CPA or any of its affiliates is the beneficial owner of any securities covered by the Schedule 13G for any purpose other than filings required to be made under Section 13(d) of the Securities Exchange Act of 1934 and related rules. CPA reported the same total number of shares beneficially owned by CPA as discretionary investment manager in the Information Table filed by CPA as part of its 4th quarter 2019 Form 13F filing. Andrew N. Wiener, one of the portfolio managers of the CPA Samjo Investment Program (“SI”), is also the sole Managing Member of Samjo Capital, LLC and Samjo Management, LLC which serve as the General Partner and Management Company, respectively, of Samjo Partners, LP, an investment partnership (hedge fund) and HAFF Partners LP, a family investment partnership, both of which employ investment strategies that are similar to those employed in the CPA SI program. Samjo Capital, LLC, Samjo Management, LLC, Samjo Partners, LP and HAFF Partners LP are not affiliated with CPA. Mr. Wiener, along with his fellow CPA SI portfolio managers identified below, is responsible for the decision to invest client accounts of CPA SI in shares of this issuer. In addition to Mr. Wiener’s portfolio management responsibilities for CPA SI, Mr. Wiener may invest, and from time to time has, invested assets of his non-CPA clients in shares of this same issuer. However, because these non-CPA clients are an unaffiliated outside business activity of Mr. Wiener over which CPA has no control or other relationship, CPA does not make joint filings with respect to any shares of the issuer held by any non-CPA clients. To the best of CPA’s knowledge and belief, Mr. Wiener reports the ownership of shares by such non-CPA clients separately to the extent required and is identified as the reporting person. This information is based on the Schedule 13G filed on February 4, 2020 with the SEC.

(5)

Samjo Capital, LLC and Samjo Management, LLC, Delaware limited liability companies and Andrew N. Wiener, as sole managing member of these entities have reported shared voting power over 3,300,000 shares of the Company’s common stock. In addition, Mr. Wiener has reported sole power to dispose or to direct the disposition of an additional 62,000 shares of the Company’s common stock. All shares of the Company’s common stock reported in this Schedule 13G are owned by advisory clients of Samjo Capital. None of the advisory clients individually owns more than 5% of the outstanding common stock of the Company. Mr. Wiener is also one of the portfolio managers of the CPA SI employed by CPA. The clients of Samjo Management and Samjo Capital employ investment strategies that are similar to those employed in the CPA SI program. Samjo Capital, Samjo Management and their clients are not affiliated with CPA and Mr. Wiener does not have beneficial ownership over the shares held in the CPA SI program except for shares held in accounts owned by Mr. Wiener and his immediate family members. As a result, Samjo Capital and Samjo Management do not make joint filings with respect to any shares of the Company held by any CPA clients except with respect to shares held in accounts owned by Mr. Wiener and his immediate family members. To the best of Samjo Capital’s, Samjo Management’s and Mr. Wiener’s knowledge and belief, CPA reports the ownership of shares by such CPA clients separately to the extent required and is identified as the reporting person. This information is based on the Schedule 13G filed on January 31, 2020 with the SEC.

(6)	Includes 432,377 shares that Mr. Lubniewski has the right to acquire from us within 60 days of February 28, 2020 pursuant to the exercise of stock options and the vesting of RSUs.
(7)	Includes 195,138 shares that Mr. McMeans has the right to acquire from us within 60 days of February 28, 2020 pursuant to the exercise of stock options and the vesting of RSUs.
(8)	Includes 363,915 shares that Mr. Johnson has the right to acquire from us within 60 days of February 28, 2020 pursuant to the exercise of stock options and the vesting of RSUs.
(9)	Includes 26,000 shares that Dr. Hanham has the right to acquire from us within 60 days of February 28, 2020 pursuant to the exercise of stock options.
(10)

Consists of (i) 144,366 shares beneficially owned by Solstice Capital II LP and (ii) 28,000 shares that Mr. George has the right to acquire from us within 60 days of February 28, 2020 pursuant to the exercise of stock options. Mr. George is the managing member of Solstice Capital II LP and has joint voting and investment power over the shares held by Solstice Capital II LP.

(11)	Includes 11,114 shares that Ms. Griffin has the right to acquire from us within 60 days of February 28, 2020 pursuant to the exercise of stock options.
(12)	Includes 32,000 shares that Mr. Hardison has the right to acquire from us within 60 days of February 28, 2020 pursuant to the exercise of stock options.
(13)	Includes 32,000 shares that Mr. LaFrance has the right to acquire from us within 60 days of February 28, 2020 pursuant to the exercise of stock options.
(14)	Includes 32,000 shares that Mr. McCracken has the right to acquire from us within 60 days of February 28, 2020 pursuant to the exercise of stock options.
(15)

The number of shares beneficially owned consists of (a) the shares described in Notes (6) through (14) and (b) 135,701 shares beneficially owned by another executive officer, including 105,452 shares that such executive officer has the right to acquire from us within 60 days of February 28, 2020 pursuant to the exercise of stock options and the vesting of RSUs.

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

The following sections summarize transactions since January 1, 2018 to which we have been a party, in which the amount involved in the transaction exceeded the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation” and “Director Compensation.”

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

In June 2017, we entered into a first statement of work (“SOW One”) with QML under the Governing Agreement. SOW One addressed the initial activities to be performed by us and QML in support of the development and potential commercialization of a NGS-based companion diagnostic assay (the “Project”) that is the subject of a sponsor project agreement between QML and a biopharmaceutical company (“Pharma One”). We amended SOW One on December 18, 2017 and March 30, 2018 in connection with the completion of initial-phase development activities under SOW One. The second amendment to SOW One relates to next-phase development activities, including assay design verification and preparation for regulatory submission, for the Project (“Next-Phase Activities”). Under SOW One, as amended, QML agreed to pay us low, single-digit millions of dollars for the Pharma One development work performed under the SOW, and we and QML agreed to share any net profits resulting from performance of the development work as determined pursuant to the Governing Agreement. QML also agreed to pay us milestone payments up to an amount in the low, single-digit millions of dollars in the aggregate upon the achievement of certain development milestones during the Next-Phase Activities. On May 16, 2018, we received written notice from QML that it had terminated SOW One following the termination of the Project by Pharma One. For additional details regarding the terms of SOW One, please refer to Note 9 to our consolidated financial statements contained in this Annual Report.

In connection with SOW One, the Governing Agreement was amended to provide that neither party may terminate SOW One or the Governing Agreement to the extent it relates to SOW One in the event of a change of control.

In October 2017, we entered into a second statement of work (“SOW Two”) under the Governing Agreement with QML. SOW Two was made effective as of June 2, 2017 (“Onset Date”), and was amended on August 7, 2018, August 13, 2018 and September 27, 2018. SOW Two addresses development activities conducted by us and QML since the Onset Date and those expected to be further conducted by parties in connection with a sponsor project agreement, dated June 2, 2017, between QML and Bristol-Myers Squibb. The initial-phase investigational use only (“IUO”) development activities under SOW Two have been completed and the first two amendments of SOW Two relate to the next phases, which include the use of the IUO assay developed in the initial-phase in a retrospective clinical trial and in additional disease indications. The third amendment to SOW Two provides that profit sharing relating to the original development activities and the development activities contemplated by the first SOW Two amendment will, in each case, commence upon the later of (i) the third amendment effective date, which is September 27, 2018, and (ii) the completion of the respective development activities, rather than at the end of each calendar quarter, provided that such modification to the profit-sharing commencement date only applies to development activities that had not yet been subject to profit-sharing as of the third amendment effective date. Under SOW Two, as amended, QML has agreed to pay us mid-single digit millions of dollars for the development work performed and expected to be performed by us and QML under SOW Two. In addition, we will share in any net profits (as determined under the Governing Agreement) generated during the work on an approximately quarterly basis throughout the term of SOW Two, except as otherwise specified in the third amendment to SOW Two. For additional details regarding the terms of SOW Two, please refer to Note 9 to our consolidated financial statements contained in this Annual Report.

In January 2018, we entered into a third statement of work (“SOW Three”) under the Governing Agreement with QML. SOW Three addresses the development activities for a NGS‑based clinical‑trial assay (“SOW Three Project”) in connection with a sponsor project agreement between QML and a pharmaceutical company (“Pharma Three”). We amended SOW Three on September 21, 2018 in connection with the completion of initial assay development activities under SOW Three. The first amendment to SOW Three provides for the development of an IUO assay, subsequent retrospective testing of clinical trial samples, design verification and, subject to satisfactory achievement of relevant performance and regulatory milestones, regulatory submissions in the United States and European Union necessary for the commercialization of a companion diagnostic for a corresponding Pharma Three drug. Under SOW Three, as amended, QML has agreed to pay us low, single-digit millions of dollars for the development work performed and expected to be performed by us and QML under SOW Three. In addition, we will share in any net profits (as determined under the Governing Agreement) generated during the work on an approximately quarterly basis throughout the term of SOW Three. For additional details regarding the terms of SOW Three, please refer to Note 9 to our consolidated financial statements contained in this Annual Report.

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

We terminated the Governing Agreement in November 2019.

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

Director Independence

Our Board of Directors has determined that all of our directors other than Mr. Lubniewski and Mr. Johnson are independent directors, as defined by Rule 5605(a)(2) of the Nasdaq Listing Rules. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our Board of Directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Item 14. Principal Accounting Fees and Services.

The following table summarizes the fees of BDO USA, LLP, our independent registered public accounting firm, for 2019 and 2018.

	December 31,
	2019	2018
Fee Category
Audit fees (1)	$581,796	$419,213
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$581,796	$419,213

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

2.1

Asset Purchase Agreement dated January 9, 2001, as amended by and between the Registrant, NuvoGen, LLC, Stephen Felder and Richard Kris (incorporated by reference to Exhibit 2.1 to the Registrant’s registration Statement on Form S-1, as amended (File No. 333-201313), originally filed with the SEC on December 30, 2014).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 12, 2015).

3.2

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 0001-37369), filed with the SEC on February 26, 2020).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 12, 2015).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

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

4.10

Warrant issued to MidCap Funding XXVIII Trust, dated March 26, 2018 (incorporated by reference to Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37369), filed with the SEC on May 10, 2018).

4.11

Form of Pre-Funded Warrant to Purchase Shares of Common Stock, dated September 24, 2019 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 23, 2019).

4.12	Description of Capital Stock

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

10.4+

HTG Molecular Diagnostics, Inc. 2014 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37369), filed with the SEC on May 9, 2019).

10.5+

Standard Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice under the HTG Molecular Diagnostics, Inc. 2014 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37369), filed with the SEC on May 9, 2019).

10.6+

Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice for Inducement Award Recipients under the HTG Molecular Diagnostics, Inc. 2014 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37369), filed with the SEC on May 9, 2019).

10.7+

HTG Molecular Diagnostics, Inc. 2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-201313), originally filed with the SEC on December 30, 2014).

10.8+

HTG Molecular Diagnostics, Inc. Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37369), filed with the SEC on November 12, 2019).

10.9+

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

10.13*

Standard Commercial-Industrial Multi Tenant Triple Net Lease dated May 11, 2011 by and between the Registrant and Pegasus Properties LP (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-201313), originally filed with the SEC on December 30, 2014).

10.14*

First Amendment to Lease Agreement (Suite 100 - Administration), dated August 4, 2015, by and between Pegasus Properties, L.P. and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37369), filed with the SEC on November 12, 2015).

10.15*

First Amendment to Lease Agreement (Suite 300 - Laboratory), dated August 4, 2015, by and between Pegasus Properties, L.P. and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37369), filed with the SEC on November 12, 2015).

Exhibit Number	Description

10.16*

Termination of Security Agreement, Release of Security Interest and Understanding Regarding Asset Purchase Agreement, dated August 22, 2014, by and between the Registrant and NuvoGen Research LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-201313), originally filed with the SEC on December 30, 2014).

10.17

HTG Molecular Diagnostics, Inc. Amended and Restated Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37369), filed with the SEC on August 9, 2016).

10.18*

Master Assay Development, Commercialization and Manufacturing Agreement, dated November 16, 2016, by and between Registrant and QIAGEN Manchester Limited (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 23, 2017).

10.19*

Controlled Equity Offering Sales Agreement, by and between the Registrant and Cantor Fitzgerald & Co., dated April 13, 2017 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37369), filed with the SEC on April 13, 2017).

10.20

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

10.22

First Amendment to Master Assay Development, Commercialization and Manufacturing Agreement, dated June 14, 2017, by and between the Registrant and QIAGEN Manchester Limited (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37369), filed with the SEC on August 8, 2017).

10.23*

Statement of Work No. 2, dated October 26, 2017, under Master Assay Development, Commercialization and Manufacturing Agreement between the Registrant and QIAGEN Manchester Limited (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (File No. 001-37369), filed with the SEC on March 23, 2018).

10.24*

Statement of Work No. 3, dated January 12, 2018, under Master Assay Development, Commercialization and Manufacturing Agreement between the Registrant and QIAGEN Manchester Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37369), filed with the SEC on May 10, 2018).

10.25*

First Amendment to Statement of Work No. 3, dated September 21, 2018, under Master Assay Development, Commercialization and Manufacturing Agreement between the Registrant and QIAGEN Manchester Limited (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37369), filed with the SEC on November 8, 2018).

10.26

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

10.29*

Supplement Agreement, dated October 26, 2017, by and among the Registrant, QIAGEN Manchester Limited and Bristol-Myers Squibb Company, as amended (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K (File No. 001-37369), filed with the SEC on March 23, 2018).

10.30

Amendment to the Supplement Agreement, dated August 13, 2018, by and among the Registrant, QIAGEN Manchester Limited and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37369), filed with the SEC on November 8, 2018).

10.31

Credit and Security Agreement (Term Loan) by and among the Registrant, the lenders party thereto from time to time and MidCap Financial Trust, as agent, dated March 26, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37369), filed with the SEC on May 10, 2018).

10.32

Credit and Security Agreement (Revolving Loan) by and among the Registrant, the lenders party thereto from time to time and MidCap Funding IV Trust (assignee of MidCap Financial Trust), as agent, dated March 26, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37369), filed with the SEC on May 10, 2018).

10.33	Amendment No. 1 to Credit and Security Agreement (Term Loan) by and among the Registrant, the lenders party thereto from time to time and MidCap Financial Trust, as agent, dated November 28, 2018.

10.34

Amendment No. 1 to Credit and Security Agreement (Revolving Loan) by and among the Registrant, the lenders party thereto from time to time and MidCap Funding IV Trust (assignee of MidCap Financial Trust), as agent, dated June 25, 2018.

10.35

Amendment No. 2 to Credit and Security Agreement (Revolving Loan) by and among the Registrant, the lenders party thereto from time to time and MidCap Funding IV Trust (assignee of MidCap Financial Trust), as agent, dated November 28, 2018.

10.36

Amendment No. 2 to Credit and Security Agreement (Term Loan) by and among the Registrant, the lenders party thereto from time to time and MidCap Financial Trust, as agent, dated February 26, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0001-37369), filed with the SEC on February 27, 2020).

10.37

Amendment No. 3 to Credit and Security Agreement (Revolving Loan) by and among the Registrant, the lenders party thereto from time to time and MidCap Funding IV Trust (assignee of MidCap Financial Trust), as agent, dated February 26, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 0001-37369), filed with the SEC on February 27, 2020).

10.38

Second Amendment to Lease Agreement (Suite 100 - Administration - to include Suite 200), dated January 28, 2019, by and between Pegasus Properties, L.P. and the Registrant (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 7, 2019).

10.39

Fourth Amendment to Statement of Work No. 2, dated February 15, 2019, under Master Assay Development, Commercialization and Manufacturing Agreement between the Registrant and QIAGEN Manchester Limited (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37369), filed with the SEC on May 9, 2019).

10.40

Sales Agreement, dated as of March 13, 2019, by and between HTG Molecular Diagnostics, Inc. and Cowen and Company, LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 13, 2019).

10.41+

Employment Agreement, dated March 31, 2019, by and between Timothy B. Johnson and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 2, 2019).

10.42+

Employment Agreement, dated April 1, 2019, by and between John L. Lubniewski and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 2, 2019).

10.43

First Amendment to Amended and Restated IVD Test Development and Component Supply Agreement, dated April 23, 2019, by and between Illumina, Inc. and the Registrant (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37369), filed with the SEC on May 9, 2019).

Exhibit Number	Description
10.44+

Employment Agreement, dated July 28, 2019, by and between Shaun D. McMeans and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37369), filed with the SEC on November 12, 2019).

10.45

Securities Purchase Agreement, dated September 20, 2019, by and among the Registrant and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 23, 2019).

10.46

Controlled Equity OfferingSM Sales Agreement, dated as of November 14, 2019, by and between HTG Molecular Diagnostics, Inc. and Cantor Fitzgerald & Co (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 15, 2019).

10.47+	Employment Agreement, dated July 28, 2019, by and between Byron Lawson and the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
*	We have requested confidential treatment for certain portions of this agreement. Omitted portions have been filed separately with the SEC.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HTG Molecular Diagnostics, Inc.

Date: March 25, 2020	By:	/s/ John L. Lubniewski
John L. Lubniewski
Chief Executive Officer (Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John L. Lubniewski and Shaun D. McMeans, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John L. Lubniewski	President and Chief Executive Officer and Director	March 25, 2020
John L. Lubniewski

/s/ Shaun D. McMeans	Senior Vice President and Chief Financial Officer	March 25, 2020
Shaun D. McMeans

/s/ Laura L. Godlewski	Vice President of Finance and Principal Accounting Officer	March 25, 2020
Laura L. Godlewski

/s/ Timothy B. Johnson	Executive Chairman and Director	March 25, 2020
Timothy B. Johnson

/s/ Ann F. Hanham	Lead Independent Director	March 25, 2020
Ann F. Hanham

/s/ Harry A. George	Director	March 25, 2020
Harry A. George

/s/ Michelle R. Griffin	Director	March 25, 2020
Michelle R. Griffin

/s/ Donnie M. Hardison	Director	March 25, 2020
Donnie M. Hardison

/s/ James T. LaFrance	Director	March 25, 2020
James T. LaFrance

/s/ Lee R. McCracken	Director	March 25, 2020
Lee R. McCracken