Form 10-Q
period 2020-03-31
HTG MOLECULAR DIAGNOSTICS, INC
filed 2020-05-13
CIK 1169987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, the registrant had 62,213,479 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$10,403,697	$7,619,748
Short-term investments available-for-sale, at fair value	21,554,318	25,410,222
Restricted cash	3,270,247	3,270,247
Accounts receivable	1,202,469	3,164,176
Inventory, net of allowance of $39,403 at both March 31, 2020 and December 31, 2019	1,637,898	1,269,667
Prepaid expenses and other	525,647	633,522
Total current assets	38,594,276	41,367,582

Operating lease right-of-use assets	1,039,045	1,209,145
Property and equipment, net	2,169,663	2,240,133
Other non-current assets	123,086	302,409
Total assets	$41,926,070	$45,119,269

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,666,819	$1,662,583
Accrued liabilities	1,195,827	1,870,296
Contract liabilities - current	409,449	426,014
NuvoGen obligation - current	1,093,592	1,152,233
MidCap Term Loan payable - current	280,000	—
Convertible note - current, net of debt issuance costs	2,991,031	2,987,667
Operating lease liabilities - current	696,301	758,932
Other current liabilities	36,205	41,134
Total current liabilities	8,369,224	8,898,859
NuvoGen obligation - non-current, net of discount	4,265,991	4,498,777
MidCap Term Loan payable - non-current, net of discount and debt issuance costs	6,629,972	6,871,545
Operating lease liabilities - non-current	512,718	636,340
Other non-current liabilities	234,981	244,114
Total liabilities	20,012,886	21,149,635
Commitments and Contingencies (Note 15)
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 51,270 shares authorized as of March 31, 2020 and zero shares authorized as of December 31, 2019; 51,270 shares issued and outstanding as of March 31, 2020 and no shares issued and outstanding as of December 31, 2019	51	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2020 and December 31, 2019, 62,196,117 shares issued and outstanding at March 31, 2020 and 58,090,233 shares issued and outstanding at December 31, 2019	62,196	58,090
Additional paid-in-capital	197,578,248	194,234,151
Accumulated other comprehensive income (loss)	48,230	(4,964)
Accumulated deficit	(175,775,541)	(170,317,643)
Total stockholders’ equity	21,913,184	23,969,634
Total liabilities and stockholders' equity	$41,926,070	$45,119,269

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Product and product-related services	$1,988,137	$2,662,505
Collaborative development services	237,337	540,320
Total revenue	2,225,474	3,202,825

Operating expenses:
Cost of product and product-related services revenue	1,015,492	2,045,527
Selling, general and administrative	4,675,263	4,400,866
Research and development	1,926,275	2,074,748
Total operating expenses	7,617,030	8,521,141
Operating loss	(5,391,556)	(5,318,316)

Other income (expense):
Interest expense	(225,330)	(233,967)
Interest income	141,896	181,437
Other income	22,268	—
Total other expense	(61,166)	(52,530)
Net loss before income taxes	(5,452,722)	(5,370,846)
Provision for income taxes	(5,176)	—
Net loss	$(5,457,898)	$(5,370,846)
Net loss per share, basic and diluted	$(0.08)	$(0.19)
Shares used in computing net loss per share, basic and diluted	64,567,932	28,600,679

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(5,457,898)	$(5,370,846)
Other comprehensive income, net of tax effect:
Unrealized gain on short-term investments	47,697	3,353
Foreign currency translation adjustment	5,497	6,439
Total other comprehensive income	53,194	9,792
Comprehensive loss	$(5,404,704)	$(5,361,054)

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at January 1, 2020	-	$-	58,090,233	$58,090	$194,234,151	$(4,964)	$(170,317,643)	$23,969,634
Stock-based compensation expense	—	—	—	—	415,256	—	—	415,256
Release of restricted stock awards	—	—	35,942	36	—	—	—	36
Net share settlement of restricted stock award	—	—	(11,266)	(11)	(7,041)	—	—	(7,052)
Employee stock purchase plan expense	—	—	—	—	5,379	—	—	5,379
Issuance of common stock from ATM offering, net of commissions and issuance costs of $174,000	—	—	4,399,062	4,399	2,431,513	—	—	2,435,912
Issuance of Series A convertible preferred stock in private placement, net of issuance costs of $37,075	10,170	10	—	—	562,945	—	—	562,955
Issuance of Series A convertible preferred stock in exchange for outstanding commons stock	41,100	41	—	—	2,424,859	—	—	2,424,900
Cancellation of common stock received in exchange for Series A convertible preferred stock	—	—	(4,110,000)	(4,110)	(2,420,790)	—	—	(2,424,900)
Exercise of pre-funded warrants	—	—	3,176,762	3,177	28,591	—	—	31,768
Issuance of common stock in connection with LP Purchase Agreement	—	—	615,384	615	(615)	—	—	—
Transaction costs incurred in connection with LP Purchase Agreement	—	—	—	—	(96,000)	—	—	(96,000)
Net loss	—	—	—	—	—	—	(5,457,898)	(5,457,898)
Unrealized gain on short-term investments	—	—	—	—	—	47,697	—	47,697
Foreign currency translation adjustment	—	—	—	—	—	5,497	—	5,497
Balance at March 31, 2020	51,270	$51	62,196,117	$62,196	$197,578,248	$48,230	$(175,775,541)	$21,913,184

Balance at January 1, 2019	-	$-	28,585,449	$28,585	$172,086,909	$(3,453)	$(151,019,979)	$21,092,062
Exercise of stock options	—	—	21,871	22	51,548	—	—	51,570
Stock-based compensation expense	—	—	—	—	241,233	—	—	241,233
Release of restricted stock awards	—	—	13,126	13	—	—	—	13
Net share settlement of restricted stock award	—	—	(3,813)	(4)	(9,681)	—	—	(9,685)
Employee stock purchase plan expense	—	—	—	—	16,794	—	—	16,794
Net loss	—	—	—	—	—	—	(5,370,846)	(5,370,846)
Unrealized gain on short-term investments	—	—	—	—	—	3,353	—	3,353
Foreign currency translation adjustment	—	—	—	—	—	6,439	—	6,439
Balance at March 31, 2019	-	$-	28,616,633	$28,616	$172,386,803	$6,339	$(156,390,825)	$16,030,933

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(5,457,898)	$(5,370,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	348,633	308,984
Accretion of discount on NuvoGen obligation	(3,430)	(3,414)
Provision for excess inventory	6,947	24,296
Amortization of QNAH Convertible Note issuance costs	3,364	3,364
Amortization of MidCap Credit Facility discount and issuance costs	42,441	39,143
Stock-based compensation expense	415,292	241,246
Employee stock purchase plan expense	5,379	16,794
Amortization of operating lease right-of-use assets	151,726	72,923
Accrued interest on available-for-sale securities investments	(74,101)	(72,698)
Loss on abandonment of assets	49,226	—
Changes in operating assets and liabilities:
Accounts receivable	1,961,707	1,662,828
Inventory	(375,178)	103,272
Prepaid expenses and other	139,508	9,777
Deferred offering costs	140,320	—
Accounts payable	(410,806)	(480,546)
Accrued liabilities	(668,667)	(1,977,373)
Contract liabilities	(18,794)	(55,246)
Operating lease liabilities	(186,220)	(115,440)
Net cash used in operating activities	(3,930,551)	(5,592,936)
Investing activities
Purchase of property and equipment	(25,231)	(103,316)
Sales, redemptions and maturities of available-for-sale securities	8,250,000	12,800,000
Purchase of available-for-sale securities	(4,272,298)	(8,099,573)
Net cash provided by investing activities	3,952,471	4,597,111
Financing activities
Proceeds from ATM Offering, net	2,435,912	—
Proceeds from Series A convertible preferred stock in private placement	600,030	—
Proceeds from exercise of pre-funded warrants	31,768	—
Payments on NuvoGen obligation	(287,997)	(463,686)
Payments on financing leases	(11,833)	(13,782)
Proceeds from exercise of stock options	—	51,570
Taxes paid for net share settlement of restricted stock awards	(7,052)	(9,685)
Payment of deferred offering costs	—	(30,175)
Net cash provided by (used in) financing activities	2,760,828	(465,758)

Effect of exchange rates on cash	1,201	4,063

Increase (decrease) in cash, cash equivalents and restricted cash	2,783,949	(1,457,520)
Cash, cash equivalents and restricted cash at beginning of period	10,889,995	11,702,847
Cash, cash equivalents and restricted cash at end of period	$13,673,944	$10,245,327

Supplemental disclosure of noncash investing and financing activities
Fixed asset purchases payable and accrued at period end	$289,838	$13,945
Adoption of ASC 842, Leases	—	694,352
Deferred offering costs payable and accrued at period end	—	108,883
Issuance of Series A convertible preferred stock in exchange for outstanding common stock	2,424,900	—

Series A convertible preferred stock in private placement, costs payable and accrued at period end	37,075	—
Issuance of common stock in connection with LP Purchase Agreement	615	—
LP Purchase Agreement, costs payable and accrued at period end	96,000	—
Supplemental cash flow information
Cash paid for interest	$164,005	$172,032
Cash paid for taxes	—	—

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business, Basis of Presentation and Principles of Consolidation

HTG Molecular Diagnostics, Inc. (the “Company”) is a provider of instruments, reagents and services for molecular profiling applications. The Company derives revenue from sales of its HTG EdgeSeq instrument system and integrated next-generation sequencing-based (“NGS-based”) HTG EdgeSeq assays, from services including sample processing and custom research use only (“RUO”) assay design and from collaborative development services.

The Company operates in one segment and its customers are located primarily in the United States and Europe. For the three months ended March 31, 2020 approximately 32% of the Company’s revenue was generated from sales originated by customers located outside of the United States, compared with 27% for the three months ended March 31, 2019. Approximately 33% and 62% of the sales to customers located outside of the United States resulted from collaborative development services revenue generated through the Master Assay Development, Commercialization and Manufacturing Agreement (the “Governing Agreement”), with QIAGEN Manchester Limited (“QML”), a wholly owned subsidiary of QIAGEN N.V. (see Note 8), for the three months ended March 31, 2020 and 2019, respectively.

COVID-19 Pandemic

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) originating in Wuhan, China and the risks to the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic.

The full impact of the COVID-19 pandemic continues to evolve as of the date of this report and likewise the full impact of the pandemic on the Company’s financial condition, liquidity, and future results of operations is uncertain. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry and workforce. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, the Company is not able to fully estimate the effects of the COVID-19 pandemic on its results of operations, financial condition or liquidity for the remainder of fiscal year 2020.

The Company experienced a significant slowing of product and product-related services revenue generation beginning in March 2020 and believes this period of reduced revenue will continue into at least the second quarter of 2020 due to disruptions to its customers’ businesses as a result of the pandemic. The extent of this impact is likely to vary from customer to customer depending upon how they are directly or indirectly impacted by local stay-at-home orders and other social distancing measures, priorities for the customers when the immediate impacts of the pandemic have passed, and the workforce and supplier impacts that each customer has experienced during the pandemic. The Company has also experienced limited delays in its development efforts as a result of stay-at-home orders and its efforts to prioritize the safety of its employees during this pandemic. The Company believes the COVID-19 pandemic will continue to impact its productivity, supply chains, distribution networks and other areas of its operation as the pandemic’s impact continues to disrupt the Company’s business and the businesses of its vendors, partners and customers. Although the Company cannot estimate the length and gravity of the impact of the COVID-19 pandemic at this time, the COVID-19 pandemic may have a material adverse effect on the Company’s results of operations, financial position and liquidity for the remainder of 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of the CARES Act but does not currently expect that these provisions will have a significant impact on the Company’s consolidated financial statements.

While there remains uncertainty as to the ultimate impact of the COVID-19 pandemic, the Company has considered the known impacts on its business as of the date of this report and has reflected any known or expected impacts in its accompanying condensed consolidated financial statements, including consideration of potential impairment risks to its long-lived assets, potential accounts receivable collection risks and potential impacts to the Company’s overall liquidity position.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect the accounts of the Company as of March 31, 2020 and for the three months ended March 31, 2020 and 2019. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements. The accompanying condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and the results of its operations and cash flows, as of and for the periods presented. The accompanying condensed consolidated balance sheets at December 31, 2019 have been derived from the audited consolidated financial statements at that date but do not include all of the information and disclosures required by US GAAP for annual financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2020.

Liquidity

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

Principles of Consolidation

The Company formed a French subsidiary, HTG Molecular Diagnostics France SARL (“HTG France”), in November 2018. The accompanying condensed consolidated financial statements include the accounts of the Company and this wholly owned subsidiary after elimination of all intercompany transactions and balances as of March 31, 2020 and December 31, 2019.

Concentration Risks

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents, restricted cash, available-for-sale debt securities and uncollateralized accounts receivable. The Company maintains the majority of its cash and restricted cash balances in the form of cash deposits in bank checking and money market accounts in amounts in excess of federally insured limits. Management believes, based upon the quality of the financial institution, that the credit risk with regard to these deposits is not significant. The available-for-sale debt securities are comprised primarily of investments in money market funds, U.S. Treasury securities and high-quality corporate debt securities.

The Company sells its instrument, related consumables, sample processing services, custom RUO assay design and collaborative development services primarily to biopharmaceutical companies, academic institutions and molecular labs. The Company routinely assesses the financial strength of its customers and credit losses have been minimal to date.

The Company’s top three customers accounted for 28%, 17% and 11% of the Company’s total revenue for the three months ended March 31, 2020, compared with the Company’s top two customers accounting for 57% and 17% of the Company’s total revenue for the three months ended March 31, 2019. The Company’s top two customers accounted for approximately 25% and 19% of the Company’s accounts receivable as of March 31, 2020. The Company’s top two customers accounted for approximately 29% and 25% of the Company’s accounts receivable as of December 31, 2019.

The Company currently relies on a single supplier to supply a subcomponent used in the HTG EdgeSeq processors. A loss of this supplier could significantly delay the delivery of processors, which in turn could materially affect the Company’s ability to generate revenue.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include revenue recognition, stock-based compensation expense, bonus accrual, income tax valuation allowances and reserves, recovery of long‑lived assets, inventory obsolescence and inventory valuation, valuation of accounts receivable and available-for-sale securities. Actual results could materially differ from those estimates, especially in light of the significant uncertainty that remains as to the full impact of the COVID-19 pandemic on the Company’s operations, as well as those of its workforce, supply chains, distribution networks and those of its customers.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those previously disclosed in the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2020.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying condensed consolidated statements of cash flows.

	March 31,
	2020	2019
Cash and cash equivalents	$10,403,697	$6,975,080
Restricted cash - current	3,270,247	—
Restricted cash - non-current	—	3,270,247
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$13,673,944	$10,245,327

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

As of March 31, 2020, the estimated aggregate fair value of the QNAH Convertible Note is approximately $3.1 million, based on a discounted cash flow approach and utilizing an option pricing model to value the conversion feature, with key assumptions including expected volatility, discount rates, term and risk-free rates.

The NuvoGen obligation is an obligation relating to an asset purchase transaction with a then-common stockholder of the Company. As of March 31, 2020, the estimated aggregate fair value of the NuvoGen obligation is approximately $5.0 million, determined using a Monte Carlo simulation with key assumptions including future revenue, volatility, discount and risk-free rates.

The estimated fair values of the QNAH Convertible Note and the NuvoGen obligation represent Level 3 measurements.

Leases

Effective January 1, 2019, the Company accounts for its leases under Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 842. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the condensed consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For financing leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded to rent expense as incurred.

In calculating the right-of-use asset and lease liability, the Company elects to combine lease and non-lease components for all classes of assets currently under lease, including facilities and computer equipment. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent on short-term leases on a straight-line basis over the lease term for these leases.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement against or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The new standard was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. The Company’s adoption of this standard on January 1, 2020 did not have a material impact on its condensed consolidated financial statements or related footnote disclosures.

In November 2018, the FASB issued ASU No. 2018-18, which amended ASC 808, Collaborative Arrangements and ASC 606, Revenue from Contracts with Customers (“ASU 2018-18”), to require that transactions in collaborative arrangements be accounted for under ASC 606 if the counterparty is a customer for a good or service (or bundle of goods and services) that is a distinct unit of account. The amendments also preclude entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. The new standard was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted. The Company’s adoption of this standard on January 1, 2020 did not have an effect on its condensed consolidated financial statements as it did not change the way collaborative development services and the related costs of these services are reported.

New Accounting Pronouncements

The following are new FASB ASUs that had not been adopted by the Company as of March 31, 2020, and are grouped by their respective effective dates:

January 1, 2020 to December 31, 2022

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

January 1, 2023

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which was subsequently amended by ASU 2018-19, ASU 2019-10 and ASU 2020-02, requires the measurement of expected credit losses for financial instruments carried at amortized cost held at the reporting date based on historical experience, current conditions and reasonable forecasts. The updated guidance also amends the current other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. With the issuance of ASU 2019-10 in November 2019, the standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2022. The Company will continue to assess the possible impact of this standard, but currently does not expect the adoption of this standard will have a significant impact on its consolidated financial statements, given the high credit quality of the obligors to its available-for-sale debt securities and its limited history of bad debt expense relating to trade accounts receivable.

Note 3. Inventory

Inventory, net of allowance, consisted of the following as of the dates indicated:

	March 31,	December 31,
	2020	2019
Raw materials	$1,202,433	$872,947
Work in process	151,029	151,351
Finished goods	323,839	284,772
Total gross inventory	1,677,301	1,309,070
Less inventory allowance	(39,403)	(39,403)
	$1,637,898	$1,269,667

HTG EdgeSeq instruments at customer locations under evaluation agreements are included in finished goods inventory. Finished goods inventory under evaluation as of March 31, 2020 was $108,381 compared to $79,338 as of December 31, 2019.

Note 4. Fair Value Instruments

Financial assets and liabilities measured at fair value are classified in their entirety in the fair value hierarchy based on the lowest level input significant to the fair value measurement. The following table classifies the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019 in the fair value hierarchy:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$9,727,973	$—	$—	$9,727,973
Investments available-for-sale at fair value
U.S. Treasury securities	6,003,592	—	—	6,003,592
Corporate debt securities	—	15,550,726	—	15,550,726
Total	$15,731,565	$15,550,726	$—	$31,282,291

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$7,217,096	$—	$—	$7,217,096
Investments available-for-sale at fair value
U.S. Treasury securities	5,961,983	—	—	5,961,983
Corporate debt securities	—	19,448,239	—	19,448,239
Total	$13,179,079	$19,448,239	$—	$32,627,318

There are no other financial instruments subject to fair value measurement on a recurring basis. Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2020 or for the year ended December 31, 2019.

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

Fair values of these assets and liabilities are based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not adjust any of the valuations received from these third parties with respect to any of its Level 1 or 2 securities for the three-month period ended March 31, 2020 or the year-ended December 31, 2019 and did not have any Level 3 financial assets or liabilities during either of these periods.

Note 5. Available-for-Sale Securities

The Company’s portfolio of available-for-sale securities consists of U.S. Treasuries and high credit quality corporate debt securities. The following is a summary of the Company’s available-for-sale securities at March 31, 2020 and December 31, 2019:

	March 31, 2020
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)

U.S. Treasury securities	$5,957,328	$46,264	$—	$6,003,592
Corporate debt securities	15,550,726	—	—	15,550,726
Total available-for-sale securities	$21,508,054	$46,264	$—	$21,554,318

	December 31, 2019
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
U.S. Treasury securities	$5,962,224	$394	$(635)	$5,961,983
Corporate debt securities	19,448,239	—	-	19,448,239
Total available-for-sale securities	$25,410,463	$394	$(635)	$25,410,222

There were no gross unrealized losses relating to the Company’s available-for-sale securities investments as of March 31, 2020. The net adjustment to unrealized holding gains on available-for-sale securities, net of tax in other comprehensive income totaled $47,697 and $3,353 for the three months ended March 31, 2020 and 2019, respectively.

Contractual maturities of debt investment securities at March 31, 2020 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Under
	1 Year	1 to 2 Years	Total
U.S. Treasury securities	$6,003,592	$—	$6,003,592
Corporate debt securities	15,550,726		15,550,726
Total available-for-sale securities	$21,554,318	$—	$21,554,318

For debt securities, the Company determines whether it intends to sell or if it is more likely than not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. The Company conducts a regular assessment of its debt securities with unrealized losses to determine whether securities have other-than-temporary impairment considering, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, market conditions and whether the Company intends to sell or it is more likely than not that the Company will be required to sell the debt securities. As the Company did not have any unrealized losses as of March 31, 2020, there were no other-than-temporary impairments of its available-for-sale securities.

Note 6. Property and Equipment

Property and equipment, net, consists of the following as of the dates indicated:

	March 31,	December 31,
	2020	2019
Furniture & fixtures	$1,089,151	$1,089,371
Leasehold improvements	1,950,232	1,987,997
Equipment used in manufacturing	2,303,740	2,305,340
Equipment used in research & development	2,423,857	2,134,019
Equipment used in the field	182,762	182,762
Software	393,251	374,812
Property and equipment	8,342,993	8,074,301
Less: accumulated depreciation and amortization	(6,173,330)	(5,834,168)
	$2,169,663	$2,240,133

Depreciation and leasehold improvement amortization expense was $348,633 and $308,984 for the three months ended March 31, 2020 and 2019, respectively.

In the first quarter of 2020 the Company closed its applications laboratory in Sausheim, France and, as a result, $28,130 of leasehold improvements related to the abandonment of the laboratory were written off to selling, general and administrative expense during the three months ended March 31, 2020.

Note 7. Accrued Liabilities

Accrued liabilities consist of the following as of the dates indicated:

	March 31,	December 31,
	2020	2019
Accrued employee bonuses	$156,573	$900,740
Payroll and employee benefit accruals	401,252	469,530
Accrued professional fees	156,835	43,850
Accrued interest	264,301	245,350
Other accrued liabilities	216,866	210,826
	$1,195,827	$1,870,296

Note 8. Debt Obligations

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

On February 26, 2020 (the “Amendment Effective Date”), the Company entered into (i) an amendment to the MidCap Term Loan (the “MidCap Term Loan Amendment”), and (ii) an amendment to the MidCap Revolving Loan (the “MidCap Revolving Loan Amendment,” and together with the MidCap Term Loan Amendment, the “Amendments”).

The MidCap Term Loan Amendment extended the interest only payments on the term loan advance by an additional 11 months, with principal on the term loan advance payable in 25 equal monthly installments beginning March 1, 2021 until paid in full on March 1, 2023. If the Company achieves a stated revenue milestone for the 12-month period ending on December 31, 2020, the interest-only period will be further extended by an additional four months, with principal on the term loan advance then payable in 21 equal monthly installments beginning July 1, 2021.

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

The remaining principal repayments due under the MidCap Term Loan as of March 31, 2020 are as follows for each fiscal year:

2020	—
2021	2,800,000
2022	3,360,000
2023	840,000
Total MidCap Term Loan payments	7,000,000
Less discount and deferred financing costs	(405,028)
Plus final fee premium	315,000
Total MidCap Term Loan, net	$6,909,972

Debt discount of approximately $405,028 and $443,455 associated with the MidCap Term Loan, resulting from fees and debt issuance costs, was presented net of MidCap Term Loan payable – non-current, net of discount and debt issuance costs in the accompanying condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively. Costs incurred in connection with the issuance of the Midcap Revolving Loan of $46,956 and $50,970 are presented as MidCap Revolving Loan costs in other non-current assets in the accompanying condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively. Amortization of the debt discount associated with the MidCap Term Loan was approximately $38,427 and $35,174 for the three months ended March 31, 2020 and 2019, respectively. Amortization of deferred MidCap Revolving Loan costs was $4,014 and $3,969 for the three months ended March 31, 2020 and 2019, respectively. Amortization of both the debt discount and the revolving loan costs is included in interest expense in the accompanying condensed consolidated statements of operations.

QNAH Convertible Note Agreement

In October 2017, the Company issued a subordinated convertible promissory note to QNAH in the principal amount of $3.0 million against receipt of cash proceeds equal to such principal amount. There have been no significant modifications or financial events relating to QNAH Convertible Note since disclosures made by the Company in its Annual Report on Form 10-K, filed with the SEC on March 25, 2020.

Note 9. Revenue from Contracts with Customers

Product and Product-related Services Revenue

The Company had product and product-related services revenue consisting of revenue from the sale of instruments and consumables and the use of the HTG EdgeSeq proprietary technology to process samples and design custom RUO assays for the three months ended March 31, 2020 and 2019 as follows:

	Three Months Ended March 31,
	2020	2019
Product revenue:
Instruments	$234,625	$140,416
Consumables	545,939	400,818
Total product revenue	780,564	541,234
Product-related services revenue:
Custom RUO assay design	629,182	367,859
RUO sample processing	578,391	1,753,412
Total product-related services revenue	1,207,573	2,121,271
Total product and product-related services revenue	$1,988,137	$2,662,505

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

For sales of consumables in the United States, standard delivery terms are FOB shipping point, unless otherwise specified in the customer contract, reflecting transfer of control to the customer upon shipment. Standard delivery terms for sales to customers outside of the United States are FOB delivery point, unless otherwise specified in the customer contract. The Company has elected the practical expedient to account for shipping and handling as activities to fulfill the promise to transfer the consumables. The Company uses a most likely amount approach to estimate variable consideration arising from its rebate program. The Company’s variable consideration from its rebate program is constrained.

The Company provides instruments to certain customers under reagent rental agreements. Under these agreements, the Company installs an instrument in the customer’s facility without a fee and the customer agrees to purchase consumable products at a stated price over the term of the agreement; in some instances, the agreements do not contain a minimum purchase requirement. Terms range from several months to multiple years and may automatically renew in several month or multiple year increments unless either party notifies the other in advance that the agreement will not renew. The Company measures progress toward complete satisfaction of this performance obligation to provide the instrument and deliver the consumables using an output method based on the number of consumables delivered in relation to the total consumables to be provided under the reagent rental agreement. This is considered to be representative of the delivery of outputs under the arrangement and the best measure of progress because the customer benefits from the instrument only in conjunction with the consumables. The Company expects to recover the cost of the instrument under the agreement through the fees charged for consumables, to the extent sold, over the term of the agreement.

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

Custom RUO Assay Design and Related Agreements

The Company enters into custom RUO assay design agreements that may generate up-front fees and subsequent payments that might be earned upon completion of design process phases. The Company measures progress toward complete satisfaction of its performance obligation to perform custom RUO assay design using an output method based on the costs incurred to date compared to total expected costs, as this is representative of the delivery of outputs under the arrangements and the best measure of progress. However, because in most instances the assay design fees are contingent upon completion of each phase of the design project and the decision of the customer to proceed to the next phase, the amount to be included in the transaction price and recognized as revenue is limited to that which the customer is contractually obligated to pay upon completion of that phase, which is when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Changes in estimates of total expected costs are accounted for prospectively as a change in estimate. From period to period, custom RUO assay design service revenue can fluctuate substantially based on the completion of design-related phases.

The Company recognized revenue of $0 and $41,137 of custom RUO assay design revenue from performance obligations that were satisfied in previous periods for the three months ended March 31, 2020 and 2019, respectively.

Collaborative Development Services Revenue

The Company enters into collaborative development services agreements with biopharmaceutical companies for the development of NGS-based companion diagnostic assays in support of and in conjunction with, biopharmaceutical companies’ drug development programs. These collaborative development services agreements may generate upfront fees, and in some cases subsequent milestone payments that may be earned upon completion of certain product development milestones or activities. The Company follows ASC 606, Revenue from Contracts with Customers and ASC 808, Collaborative Arrangements to determine the appropriate recognition of revenue under our collaborative research, development and commercialization agreements that contain multiple elements. For the three months ended March 31, 2020 and 2019, collaborative development services revenue was generated through statements of work entered into under the Governing Agreement with QML as follows:

	Three Months Ended March 31,
	2020	2019
Collaborative development services	$237,337	$540,320

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

The Company has determined that SOW Two and SOW Three (each defined below) are collaborative arrangements and that QML meets the definition of a customer under ASC 606. Additionally, each SOW is a separate contract with a single performance obligation to provide development services. Under each SOW, QML pays the Company a monthly fee for development work performed by the Company and its subcontractors (collectively, the “Monthly Fee”). The Monthly Fee is based on the employee and materials costs incurred during the month, which is subject to significant variability from period to period and unknown until the costs are incurred. Therefore, the Monthly Fee, which is based on use of hours and costs as a measure of progress, is included in the transaction price and recognized as revenue over time when the costs are incurred, and the Monthly Fee is billed to QML. It is at this time that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company and QML also share any net profits resulting from performance of the development work as determined pursuant to the Governing Agreement. Such profit-sharing payment(s) are deemed to be variable consideration using the expected value method and are included in the transaction price upon completion of the respective SOW deliverables, acceptance of corresponding deliverables, and the mutual agreement by QML and the Company on the calculation of net profit, which is when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

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

The initial-phase investigational-use-only (“IUO”) development activities under SOW Two and the first three amendments related to next phases, which include the use of the IUO assay developed in the initial-phase in a retrospective clinical trial and in additional disease indications, have been completed. The fourth amendment of SOW Two, effective as of February 5, 2019, contemplates the use of the IUO assay in multiple biopharmaceutical company clinical trials and additional development activities which could potentially be included in a future companion diagnostic regulatory submission. As of March 31, 2020, development activities agreed upon in the fourth amendment are ongoing and expected to continue into the third quarter of 2020.

Revenue of $237,337 inclusive of SOW Two monthly fees and $50,000 of SOW Two profit-sharing payments has been included in collaborative development services revenue in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2020, compared to revenue of $257,699, reflecting SOW Two monthly fees for the three months ended March 31, 2019. Accounts receivable relating to SOW Two of $59,780 and $171,298 remained in the accompanying condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively. Costs relating to development activities conducted by the Company pursuant to SOW Two of $196,812 and $209,029 have been included in research and development expense in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019, respectively.

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

There was no revenue recognized or development costs incurred relating to SOW Three for the three months ended March 31, 2020. For the three months ended March 31, 2019, revenue of $282,621 reflecting SOW Three monthly fees has been included in collaborative development services revenue, and costs relating to development activities conducted by the Company pursuant to SOW Three have been included in research and development expense in the condensed consolidated statements of operations. Accounts receivable relating to SOW Three of $0 and $760,274 remained in the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively.

Contract Liabilities

The Company receives up-front payments from customers for custom RUO assay design services, and occasionally for sample processing services. Payments for instrument extended warranty contracts are made in advance as are payments for certain agreed-upon capital purchases required for collaborative development service projects. The Company recognizes such up-front payments as a contract liability. The contract liability is subsequently reduced at the point in time that the data file is delivered for sample processing services or as the Company satisfies its performance obligations over time for RUO assay design, collaborative development and extended warranty services. Contract liabilities of $580,663 and $599,454 were included in contract liabilities – current and other non-current liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively. The Company expects approximately $409,449 of deferred revenue to be realized within the next twelve months and the remaining $171,214 to be realized prior to December 31, 2021.

Changes in the Company’s contract liability were as follows as of the dates indicated:

	Product Revenue	Custom RUO Assay Design	Sample Processing	Total Contract Liability
Balance at January 1, 2020	$95,148	$66,216	$438,090	$599,454
Deferral of revenue	229,927	300,000	62,329	592,256
Recognition of deferred revenue	(214,712)	(366,216)	(30,119)	(611,047)
Balance at March 31, 2020	$110,363	$—	$470,300	$580,663

	Product Revenue	Custom RUO Assay Design	Sample Processing	Total Contract Liability
Balance at January 1, 2019	$116,547	$50,000	$244,400	$410,947
Deferral of revenue	50,667	11,685	48,327	110,679
Recognition of deferred revenue	(36,544)	(11,685)	(117,695)	(165,924)
Balance at March 31, 2019	$130,670	$50,000	$175,032	$355,702

Note 10. Other Agreements

NuvoGen Obligation

Pursuant to the Company’s asset purchase agreement with NuvoGen Research, LLC (“NuvoGen”), as amended, the Company is obligated to pay NuvoGen the greater of $400,000 or 6% of annual revenue until the obligation is paid in full. In addition to fixed quarterly payments of $100,000, revenue-based payments of $33,528 and $187,997 were payable as of March 31, 2020 and December 31, 2019, respectively. There have been no significant modifications to the terms and conditions of the Company’s NuvoGen obligation since the disclosures made in the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2020.

Minimum payments to be made in 2020 include $33,528 of revenue-based payments payable as of March 31, 2020 and an estimate of additional revenue-based payments to be made in 2020 relating to actual revenue generated in the second, third and fourth quarters of 2020, estimated using actual revenue generated in the same quarters in 2019. Minimum payments for the remaining periods include only the minimum quarterly payments to be made in each period. Actual payments could vary from what is shown in the table, to the extent that 6% of the Company’s annual revenue in 2020 and beyond exceeds $400,000.

The remaining minimum payments to be made to NuvoGen as of March 31, 2020 are as follows for each fiscal year:

2020	1,093,592
2021	400,000
2022	400,000
2023	400,000
2024	400,000
2025 and beyond	2,577,110
Total NuvoGen obligation payments	5,270,702
Plus interest accretion	88,881
Total NuvoGen obligation, net	$5,359,583

The Company has recorded the obligation at the estimated present value of the future payments using a discount rate of 2.5%, the Company’s estimate of its effective borrowing rate for similar obligations. The unamortized debt discount was $(88,881) and $(92,311) at March 31, 2020 and December 31, 2019, respectively. Discount accreted during the three months ended March 31, 2020 and 2019 was $(3,430) and $(3,414), respectively.

Other Agreements

There have been no significant modifications or financial events relating to the development agreement entered into by the Company with Illumina, Inc. since the disclosures made in the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2020.

Note 11. Net Loss Per Share

Basic loss per common share is computed by dividing net loss allocable to common stockholders by the weighted average number of shares of common stock or common stock equivalents outstanding. Diluted loss per common share is computed similar to basic loss per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.

In connection with the Securities Purchase Agreement (see Note 13), the Company issued and sold an aggregate of 5,411,687 pre-funded warrants exercisable for an aggregate of 5,411,687 shares of common stock. The total exercise price of the pre-funded warrants is $0.65 per share, $0.64 of which was pre-funded and paid to the Company upon issuance of the pre-funded warrants. The remaining exercise price of the pre-funded warrants is $0.01 per share. In March 2020, 3,176,762 of the pre-funded warrants were exercised for proceeds of $31,768. The remaining pre-funded warrants are immediately exercisable and do not expire. As the remaining shares underlying the pre-funded warrants are issuable for nominal consideration of $0.01 per share, 2,234,925 and 0 unexercised pre-funded warrants were considered outstanding for purposes of the calculation of loss per share, as of March 31, 2020 and 2019, respectively.

The following outstanding options, warrants, restricted stock units and debt conversion option were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Options to purchase common stock	4,156,989	1,977,787
Common stock warrants	236,915	236,915
Restricted stock units	210,303	229,581
QNAH convertible note	805,991	783,339

Note 12. Warrants

In connection with certain of its redeemable convertible preferred stock issuances, convertible debt financings and other financing arrangements, the Company has issued warrants for shares of its common stock and various issues of its redeemable convertible preferred stock which have since been converted to common stock warrants.

In September 2019, in connection with the Securities Purchase Agreement (see Note 13), the Company issued and sold an aggregate of 5,411,687 pre-funded warrants exercisable for an aggregate of 5,411,687 shares of common stock. The total exercise price of the pre-funded warrants is $0.65 per share, $0.64 of which was pre-funded and paid to the Company upon issuance of the pre-funded warrants. The remaining exercise price of the pre-funded warrants is $0.01 per share. In March 2020, 3,176,762 of the pre-funded warrants were exercised for proceeds of $31,768. As of March 31, 2020, the remaining pre-funded warrants remain outstanding and are exercisable by the holders at any time.

The following table shows the common stock warrants outstanding as of March 31, 2020:

Warrant Issuance Date	Shares of Common Stock Underlying Warrants	Exercise Price/Share	Expiration Date
August 2014	28,713	$23.51	2024
December 2014	144,772	14.00	2022
March 2016	45,307	2.76	2026
March 2018	18,123	7.73	2028
September 2019	2,234,925	0.01	N/A

Note 13. Stockholders’ Deficit

Equity Offerings

Securities Purchase Agreement

In September 2019, concurrently with the closing of an underwritten public offering, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional accredited investors (the “Purchasers”), pursuant to which the Company sold to the Purchasers, in a private placement transaction, an aggregate of 5,411,687 pre-funded warrants to purchase up to an aggregate of 5,411,687 shares of our common stock (“Warrant Shares”), at a price of $0.64 per warrant (which $0.64 price relates to the pre-funded portion of the total $0.65 exercise price per share). Each pre-funded warrant has a remaining exercise price of $0.01 per share and became immediately exercisable upon issuance, subject to certain beneficial ownership limitations.

The exercise price of the pre-funded warrants will be subject to adjustment in the event of any stock dividends and splits, recapitalization, reorganization or similar transaction, as described in the pre-funded warrants. The pre-funded warrants are exercisable on a “cashless” basis in certain circumstances.

The pre-funded warrants and the Warrant Shares were not registered under the Securities Act and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder. Pursuant to the Securities Purchase Agreement, the Company filed a registration statement on Form S-3 on October 11, 2019 to register the resale of the Warrant Shares, which registration statement was declared effective by the SEC on November 26, 2019. Each Purchaser was an “accredited investor” as defined in Rule 501(a) under the Securities Act.

Cantor Fitzgerald & Co. (the “Placement Agent”) acted as the sole placement agent in connection with the private placement of the warrants. Pursuant to a Placement Agency Agreement between the Company and the Placement Agent, the Company agreed to pay the Placement Agent a cash fee equal to 6% of the gross proceeds from the sale of the pre-funded warrants, and to provide reimbursement for certain out-of-pocket expenses. Upon closing, the Company received approximately $3.1 million in net proceeds from the sale of the pre-funded warrants in the private placement, which did not include proceeds subsequently received or that may be received upon exercise of the pre-funded warrants, after deducting the Placement Agent fee and other expenses. In March 2020, 3,176,762 of the pre-funded warrants were exercised for additional proceeds of $31,768.

ATM Offering

In November 2019, the Company entered into a Controlled Equity Offering Sales Agreement (the “Cantor Sales Agreement”) with Cantor as the sales agent, pursuant to which the Company may offer and sell, from time to time, through Cantor, shares of its common stock, par value $0.001 per share, by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act (the “ATM Offering”). The shares are offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-229045).

During the three months ended March 31, 2020, the Company sold 4,399,062 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of approximately $2.6 million. After deferred offering costs included as non-current assets in the condensed balance sheets as of December 31, 2019 of approximately $0.1 million and paying sales commissions owed in connection with the ATM Offering, the Company’s aggregate net proceeds for the three months ended March 31, 2020 were approximately $2.4 million.

Exchange and Private Placement

On February 25, 2020, the Company entered into an Exchange and Purchase Agreement (the “Exchange Agreement”) with certain accredited investors (the “Investors”) pursuant to which the Company agreed to (i) issue to the Investors an aggregate of 41,100 shares of its newly designated Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”), in exchange for the Investors surrendering to the Company for cancellation an aggregate of 4,110,000 shares of its common stock (the “Exchange”) and (ii) sell and issue to the Investors an aggregate of 10,170 shares of Series A Preferred for an aggregate purchase price of $600,030, or $59.00 per share (the “Private Placement”).

The common stock acquired in the Exchange was immediately retired.

Each share of Series A Preferred is convertible into 100 shares of the Company’s common stock, subject to proportional adjustment and beneficial ownership limitations. In the event of the Company’s liquidation, dissolution or winding up, holders of Series A Preferred will participate pari passu with any distribution of proceeds to holders of the Company’s common stock. Holders of Series A Preferred are entitled to receive dividends on shares of Series A Preferred equal (on an as converted to common stock basis) to and in the same form as dividends actually paid on the Company’s common stock. Shares of Series A Preferred generally have no voting rights, except as required by law.

LP Purchase Agreement

On March 24, 2020, the Company entered into a purchase agreement ("LP Purchase Agreement") with Lincoln Park Capital Fund, LLC ("Lincoln Park"), pursuant to which, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right to sell to Lincoln Park up to $20,000,000 of shares of its common stock (“Purchase Shares”) from time to time over the 36-month term of the LP Purchase Agreement. The purchase price of the Purchase Shares will be based on recent closing prices of the Company’s common stock at the time of sale. The Company issued Lincoln Park an aggregate of 615,384 shares of its common stock as consideration for their purchase commitment pursuant to the LP Purchase Agreement. The Company did not receive cash proceeds from the issuance of such shares. The Company has included the value of this commitment consideration, as well as other transaction costs of $0.1 million, in additional paid-in-capital in the accompanying condensed consolidated balance sheet as of March 31, 2020. No shares have been sold under the LP Purchase Agreement as of March 31, 2020.

Stock-based Compensation

A summary of the Company’s stock option activity for the three months ended March 31, 2020 is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2019	2,904,898	$2.37	8.0	$781
Granted	1,337,500	0.70
Exercised	-	-		$-
Forfeited	(49,666)	2.76
Expired/Cancelled	(35,743)	3.70
Balance at March 31, 2020	4,156,989	$1.81	8.4	$-
Exercisable at March 31, 2020	1,756,893	$2.45	7.1	$-

As of March 31, 2020, total unrecognized compensation cost related stock option awards was approximately $2,214,423, which is expected to be recognized over approximately 1.99 years.

The following table summarizes restricted stock unit (“RSU”) award activity for the three months ended March 31, 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2019	223,745	$2.91
Granted	22,500	0.75
Released	(35,942)	2.65
Balance at March 31, 2020	210,303	$2.73
Vested and unissued at March 31, 2020	23,751	$2.67

Vested and unissued awards at March 31, 2020 represents RSU awards for which the vesting date was March 31, 2020, but for which issuance of the awards occurred in April 2020. As of March 31, 2020, the total unrecognized compensation cost related to RSU awards was approximately $493,237, which is expected to be recognized over approximately 2.06 years.

Stock-based compensation expense recorded in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
	2020	2019
Selling, general and administrative	$358,012	$181,981
Research and development	58,505	48,450
Cost of product and product-related services revenue	4,154	10,815
	$420,671	$241,246

Note 14. Leases

Operating Leases

The Company leases office space and equipment under agreements classified as operating leases that expire on various dates through 2023. The Company’s most significant active leases as of March 31, 2020 are for office and manufacturing space in Tucson, Arizona, which expire in 2021. The Company also leases a development laboratory space in San Carlos, California, which expires in 2023. The Company’s leases do not include any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right-of-use assets as the Company is not reasonably certain to exercise the options. Annual rent increases are included in the calculation of the operating lease right-of-use assets. Variable expenses generally represent the Company’s share of the landlord’s operating expenses and are recorded when incurred. Incremental borrowing rates used to discount future lease payments in calculating lease liabilities were estimated by reference to the rate on the Company’s MidCap Term Loan, as this represents the cost of borrowing for secured loans of similar duration. The Company does not have any operating lease arrangements where it acts as a lessor.

In the first quarter of 2020 the Company closed its applications laboratory in Sausheim, France and, as a result, $21,096 of operating right-of-use assets related to the abandonment of the laboratory were written off to selling, general and administrative expense during the three months ended March 31, 2020.

The components of lease cost for operating leases were as follows:

	March 31,
	2020	2019
Operating leases
Operating lease cost	$205,227	$96,181
Variable lease cost	9,456	21,451
Operating lease expense	214,683	117,632
Short-term lease rent expense	—	1,497
Total rent expense	$214,683	$119,129

The table below summarizes other information related to the Company’s operating leases:

March 31,
	2020	2019
Operating cash flows for operating leases	$218,625	$136,272
Establishment of operating lease liabilities arising from obtaining right-of-use assets	$-	$1,033,107
Weighted-average remaining lease term – operating leases	2.1	1.9
Weighted-average discount rate – operating leases	9.6%	9.6%

As of March 30, 2020, remaining maturities of our operating leases, excluding short-term leases, are as follows:

2020	$662,675
2021	352,243
2022	281,232
2023	70,848
Total	1,366,998
Less present value discount	(157,978)
Operating lease liabilities, net	$1,209,020

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

The components of lease cost for financing leases were as follows:

	March 31,
	2020	2019
Financing leases
Amortization of right-of-use assets	$12,518	$14,696
Interest on lease liability	2,635	2,146
Total financing lease cost	$15,153	$16,842

The table below summarizes other information related to the Company’s financing leases:

	March 31,
	2020	2019
Weighted-average remaining lease term – financing leases	3.6	2.3
Weighted-average discount rate – financing leases	9.77%	9.77%

As of March 31, 2020, remaining maturities of our financing leases are as follows:

2020	$35,603
2021	28,355
2022	20,716
2023	18,396
2024	16,080
Total	119,150
Less present value discount	(19,176)
Financing lease liabilities, net	$99,974

At March 31, 2020, the Company had financing lease liabilities net of discount of $99,974, of which $36,205 was included in other current liabilities and $63,769 was included in other non-current liabilities, and financing right-of-use assets of $97,078, which were included in property and equipment, net, in the accompanying condensed consolidated balance sheet.

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

Product Warranty

The following is a summary of the Company’s general product warranty liability, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019. Expense relating to the recording of this reserve is recorded in cost of product and product-related services revenue within the accompanying condensed consolidated statements of operations.

	Three Months Ended March 31,
	2020	2019
Beginning balance	$94,482	$63,461
Cost of warranty claims	(7,454)	(30,347)
Increase in warranty reserve	3,726	32,817
Ending balance	$90,754	$65,931

Note 16. Subsequent Events

Paycheck Protection Program Loan

On April 21, 2020, the Company received proceeds from a loan in the amount of $1,717,000 (the “PPP Loan”) from Silicon Valley Bank, as lender, pursuant to the Paycheck Protection Program (“PPP”) of the CARES Act. The PPP Loan is evidenced by a promissory note (the “Note”), which contains customary events of default relating to, among other things, payment defaults and breaches of representations, warranties or terms of the PPP Loan documents.

The PPP Loan matures on April 21, 2022 and bears interest at an annual rate of approximately 1%. Beginning on November 21, 2020, the Company is required to make 18 equal monthly payments of principal and interest. The PPP Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The proceeds from the PPP Loan may only be used for payroll costs (including benefits), rent and utility obligations, and interest on certain of the Company’s other debt obligations.

All or a portion of the PPP Loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon application by the Company beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight-week period beginning on the date of loan approval. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if the Company’s full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. No assurance can be given that the Company will obtain forgiveness of the PPP Loan in whole or in part. In order to apply for the PPP Loan, the Company certified that, among other things, the current economic uncertainty made the PPP Loan request necessary to support its ongoing operations. If it is determined that the Company was not eligible to receive the PPP Loan, the Company may be subject to penalties and could be required to repay the PPP Loan in its entirety.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2019, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 25, 2020. This discussion and analysis contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward looking statements include, but are not limited to, statements about:

•	our ability to successfully commercialize our products and services, including our HTG EdgeSeq assays and corresponding automation systems;
•	our ability to generate sufficient revenue or raise additional capital to meet our working capital needs;
•	our ability to generate revenue from our products and services and drive revenue streams;
•	the impact of the COVID-19 pandemic on our business;
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

In 2014, we launched our HTG EdgeSeq technology solution, which generates a molecular profiling library for gene expression profiling using NGS. Our HTG EdgeSeq assays are automated on our HTG EdgeSeq platform. Our innovative platform and menu of molecular profiling panels are being utilized in two complimentary ways in advancing precision health. Biopharmaceutical companies and other translational research centers utilize our technology to discover and validate biomarkers and develop molecular subtypes which can identify patient populations most likely to respond to certain therapies. In addition to purchasing our technology for use in customer facilities, customers can also obtain the advantages of our proprietary technology through our service offerings. Pre-clinical services, including custom assay design and sample processing services provided by our Tucson-based VERI/O laboratory, allow customers the ability to more efficiently identify and validate biomarker signatures across their drug portfolios or patient cohorts. Our ISO 13485-2016 certified quality system and diagnostic development teams, in partnership with biopharmaceutical company customers, develop, manufacture and commercialize companion diagnostics. Although our initial focus has been oncology, we offer customers a full solution from biomarker discovery to deployment of CDx tests across numerous disease states. Utilizing NGS as our method of detection provides our customers with the benefits of our highly multiplexed and extraction-free chemistry and the sensitivity and dynamic range of the sequencers, providing a powerful value proposition and complete workflow.

RNA-based applications represent a large and growing market with significant, unmet needs where our HTG EdgeSeq platform has allowed us to demonstrate competitive advantages. We believe that our platform technology can enable gene expression profiling growth to accelerate as we make NGS-based gene expression analysis easier and more sample sparing.

We have two primary sources of revenue: product and product-related services revenue from the sale of research use only (“RUO”) and CE/IVD marked profiling products, sample processing services and custom assay design services to biopharmaceutical companies, academic research centers and molecular testing laboratories; and revenue from collaborative development services for companion diagnostic development programs for biopharmaceutical companies.

Profiling product and product-related services revenue includes customer purchases of our HTG EdgeSeq instrument and related assay kits, design of custom RUO assay kits for customers and the use of our HTG EdgeSeq instrument and RUO assay kits to process samples on the customer’s behalf in our VERI/O laboratory. In addition, we sell two internally developed proprietary CE/IVD marked assays, including our HTG EdgeSeq DLBCL Cell of Origin Assay EU and HTG EdgeSeq ALKPlus Assay EU. Several additional diagnostic tests are in early stage development in collaboration with our European customers. Our team of field-based and support services employees throughout Europe facilitate our ability to generate product revenue in Europe and to improve our responsiveness to customer needs in that region. While we have determined that we will no longer maintain an applications laboratory in Sausheim, France, we will continue to perform sample processing and collaborative development services for our global customer base in our VERI/O laboratory in the United States.

Collaborative development revenue relates to services performed using our HTG EdgeSeq proprietary technology to develop, seek regulatory approval for and commercialize companion diagnostic assays for biopharmaceutical drug candidates and corresponding therapeutics. Collaborative development services revenue generated to date has been generated primarily pursuant to the Master Assay Development, Commercialization and Manufacturing Agreement between us and QIAGEN Manchester Limited (“QML”) dated November 2016 (the “Governing Agreement”). These services, as well as our laboratory services, are currently consumed by our customers primarily through a services-oriented model. However, we anticipate that this will be a catalyst toward a product-based strategy as an increase in our menu of diagnostic panels is expected to result in increased demand for our instrument and consumables products in individual laboratories and customer locations. In November 2019, we terminated the Governing Agreement, effective immediately, as a result of QML’s material breach of the Governing Agreement, including QML’s failure to successfully develop an in vitro diagnostic (“IVD”) version of its GeneReader sequencing platform for development of diagnostic assays. Our termination of the Governing Agreement did not terminate active statements of work under the Governing Agreement. On a going-forward basis, we expect to enter into additional collaborative development services arrangements directly with biopharmaceutical company customers, which we believe will improve our economics from these arrangements and not limit the sequencer platform used for development.

In the first quarter of 2019, we announced the initiation of a program for the clinical development of a comprehensive breast cancer molecular diagnostic assay. This program is headquartered in our development facility in San Carlos, California. This technical center became operational in July 2019, is now fully functional, and was the result of an objective to access additional collaboration partners and talent that we believe can best support the continued development and expansion of the capabilities of our technology.

In March 2020, the World Health Organization announced that a new strain of coronavirus originating in Wuhan, China had become a pandemic. The full impact of the COVID-19 pandemic on our operations continues to evolve as of the date of this report. The full impact on our financial condition, liquidity and future results of operations remains fluid and uncertain. We experienced a significant slowing of product and product-related services revenue generation beginning in March 2020 and we believe this period of reduced revenue will continue into at least the second quarter of 2020 due to disruptions to our customers’ businesses as a result of the pandemic. We have also experienced limited delays in our development efforts as a result of stay-at-home orders and our efforts to prioritize the safety of our employees during this pandemic. However, key development milestones have been met for the first quarter of 2020 and high priority development efforts have continued, including extensive experiment study planning and analysis, despite operational challenges including more limited activity in our wet labs. We believe the COVID-19 pandemic will continue to impact our productivity, supply chains, distribution networks and other areas of our operation as the pandemic’s impact continues to disrupt our business and the businesses of our vendors, partners and customers.

We have incurred significant losses since our inception, and we have never been profitable. We incurred net losses of $5.5 million and $5.4 million for the three months ended March 31, 2020 and 2019, respectively and had an accumulated deficit of approximately $175.8 million as of March 31, 2020. As of March 31, 2020, we had available cash and cash equivalents totaling approximately $10.4 million, investments in short-term corporate and government debt securities totaling $21.6 million, current liabilities of approximately $8.4 million and long-term liabilities of approximately $11.6 million, primarily attributable to our MidCap Term Loan and NuvoGen obligations. We believe that our existing resources will be sufficient to fund our planned operations for at least the next 12 months from the issuance of the condensed consolidated financial statements included elsewhere in this report. However, we cannot provide assurances that our operating plans will not require changes as the result of the COVID-19 pandemic or other impacts or that these changes will not result in the depletion of our capital resources more rapidly than we currently anticipate.

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

	Three Months Ended March 31,		Change
	2020	2019	$	%
Revenue:
Product and product-related services	$1,988,137	$2,662,505	$(674,368)	(25%)
Collaborative development services	237,337	540,320	(302,983)	(56%)
Total revenue	2,225,474	3,202,825	(977,351)	(31%)
Operating expenses:
Cost of product and product-related services revenue	1,015,492	2,045,527	(1,030,035)	(50%)
Selling, general and administrative	4,675,263	4,400,866	274,397	6%
Research and development	1,926,275	2,074,748	(148,473)	(7%)
Total operating expenses	7,617,030	8,521,141	(904,111)	(11%)
Operating loss	(5,391,556)	(5,318,316)	(73,240)	1%
Other income (expense)	(61,166)	(52,530)	(8,636)	16%
Net loss before income taxes	$(5,452,722)	$(5,370,846)	$(81,876)	2%

Revenue

We generate revenue from two primary sources: product and product-related services revenue from the sale of RUO and CE/IVD marked profiling products, sample processing services and custom assay design services to biopharmaceutical companies, academic research centers and molecular testing laboratories; and revenue from collaborative development services for biopharmaceutical companies under our companion diagnostic development programs.

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

Total revenue decreased by 31% to $2.2 million for the three months ended March 31, 2020 compared with $3.2 million for the three months ended March 31, 2019. The decrease in total revenue for the three months ended March 31, 2020 compared with the three months ended March 31, 2019 reflects the slowing of revenue generation in March 2020 as a result of the closure of certain of our customers’ facilities, resulting in our inability to ship instruments and consumables to their facilities and likewise their inability to prepare and ship samples to our VERI/O laboratory. While we cannot be certain of the ultimate impact that the COVID-19 pandemic will have on our business and that of our customers, we anticipate the generation of our product and product-related services revenue will resume in future periods if our and our customers’ operations return to pre-COVID-19 levels.

Product and product-related services revenue

        Product and product-related services revenue, which includes biomarker profiling revenue generated through the sale of our HTG EdgeSeq instruments and consumables and from services performed for customers in our VERI/O laboratory using our proprietary RUO technology, decreased by 25% to $2.0 million for the three months ended March 31, 2020 compared with $2.7 million for the three months ended March 31, 2019. Product and product-related services revenue represented 89% and 83% of our total revenue for the three months ended March 31, 2020 and 2019 respectively, and was comprised of the following:

	Three Months Ended March 31,
	2020	2019
Product revenue:
Instrument	$234,625	$140,416
Consumables	545,939	400,818
Total product revenue	780,564	541,234
Product-related services revenue:
Custom RUO assay design	629,182	367,859
RUO sample processing	578,391	1,753,412
Total product-related services revenue	1,207,573	2,121,271
Total product and product-related services revenue	$1,988,137	$2,662,505

Product revenue generated from the sale of our HTG EdgeSeq instruments and RUO and CE/IVD assay kits increased 44% to $0.8 million for the three months ended March 31, 2020 compared with $0.5 million for the three months ended March 31, 2019, and represented 35% and 17% of our total revenue for the three months ended March 31, 2020 and 2019, respectively. The increase in product revenue in 2020 compared with 2019 continues to reflect increasing sales of our instruments and consumables as a result of the expansion of our menu of profiling assays that is available for purchase by the increasing number of customers who have adopted our technology in the United States and Europe. We anticipated a further increase over the same period in the prior year; however, our product revenue was impacted by our inability to ship instruments and consumables to customer facilities due to their facility closures resulting from the COVID-19 pandemic in March 2020. We anticipate product revenue will be able to be generated in future periods when our and our customers’ operations are able to return to pre-COVID-19 levels.

Service revenue, consisting of RUO sample processing using our HTG EdgeSeq instruments and consumables in our VERI/O laboratory and custom RUO assay design, decreased 43% to $1.2 million for the three months ended March 31, 2020 compared with $2.1 million for the three months ended March 31, 2019, and represented 54% and 66% of our total revenue for the three months ended March 31, 2020 and 2019, respectively. The decrease in service revenue for the three months ended March 31, 2020 compared with the same period in 2019 primarily reflects a reduction in RUO sample processing revenue due to COVID-19-related delays in receipt of samples for anticipated customer programs and high levels of subcontracted laboratory services in 2019 which did not recur in 2020.

Collaborative development services revenue

Collaborative development services revenue includes services performed on biopharmaceutical company companion diagnostic development programs using our HTG EdgeSeq proprietary technology to develop, validate in clinical trials, seek regulatory approvals for and commercialize CDx assays for biopharmaceutical company therapeutics. Collaborative development services revenue, consisting of precision diagnostic program services performed for biopharmaceutical companies pursuant to our Governing Agreement with QML, decreased by 56% to approximately $0.2 million for the three months ended March 31, 2020 compared with approximately $0.5 million for the three months ended March 31, 2019. This reflects the continued completion of remaining contracted development tasks on our existing programs as we continue to await additional activity based on customer decision points and the lack of new collaborative development services programs entered into in 2019 or to this point in 2020. Though we continue to discuss potential new customer collaborations, we currently do not anticipate significant revenue from collaborative development services programs in 2020.

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

Cost of product and product-related services revenue decreased by 50% to $1.0 million for the three months ended March 31, 2020 compared with $2.0 million for the three months ended March 31, 2020. This decreased cost of revenue primarily reflects the decrease of lower margin subcontracted laboratory services compared with the same period in 2019.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of personnel costs for our sales and marketing, regulatory, legal, executive management and finance and accounting functions. The expenses also include third-party professional and consulting fees incurred by these functions, promotional expenses and facility and overhead costs for our administrative offices. Selling, general and administrative expenses increased by 6% to $4.7 million for the three months ended March 31, 2020, compared with $4.4 million for the three months ended March 31, 2019 primarily due an increase in stock-based compensation expense for the three months ended March 31, 2020.

Research and development expenses

Research and development expenses represent amounts incurred to perform collaborative development services, costs to develop new proprietary panels and corresponding assays and costs to continue to develop and improve our HTG EdgeSeq platform. These expenses include payroll and related expenses, consulting expenses, laboratory supplies, facilities and equipment. Research and development costs are expensed as incurred. Research and development expenses decreased by 7% to $1.9 million for the three months ended March 31, 2020, compared with $2.1 million for the three months ended March 31, 2019. This decrease is primarily due to the decrease in collaborative development costs associated with biopharmaceutical customer companion diagnostic development programs, which costs are included in research and development expense in our condensed consolidated statements of operations as the contracts are accounted for under the accounting guidance for collaborative arrangements. Costs relating to our collaborative development services revenue were approximately $0.2 million for the three months ended March 31, 2020 compared to $0.4 million for the three months ended March 31, 2019.

Cash Flows for the three months ended March 31, 2020 and 2019

          The following table summarizes the primary sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$(3,930,551)	$(5,592,936)
Investing activities	3,952,471	4,597,111
Financing activities	2,760,828	(465,758)
Effect of exchange rate on cash	1,201	4,063
Increase (decrease) in cash, cash equivalents and restricted cash	$2,783,949	$(1,457,520)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020 was $3.9 million compared with $5.6 million for the three months ended March 31, 2019. Net cash used in operating activities for the three months ended March 31, 2020 reflected (i) a net loss of $5.5 million; (ii) net non-cash items of $0.9 million, consisting primarily of depreciation and amortization of $0.3 million and stock-based compensation of $0.4 million; and (iii) a net cash inflow from changes in balances of operating assets and liabilities of $0.6 million. This net cash inflow was primarily due to a decrease in accounts receivable primarily due to collection of year-end accounts receivable, partially offset by a decrease in accounts payable and accrued liabilities as a result of the payment of annual performance-based bonuses and other fourth quarter 2019 liabilities in the first quarter 2020.

Net cash used in operating activities for the three months ended March 31, 2019 was $5.6 million. Net cash used in operating activities for the three months ended March 31, 2019 reflected (i) a net loss of $5.4 million; (ii) net non-cash items of $0.6 million, consisting primarily of depreciation and amortization of $0.3 million and stock-based compensation of $0.2 million; and (iii) a net cash outflow from changes in balances of operating assets and liabilities of $0.9 million. This net cash outflow was primarily due to a decrease in accounts payable and accrued liabilities as a result of the payment of annual performance-based bonuses in the first quarter 2019, as well as liabilities incurred in the fourth quarter 2018 relating to our collaborative development services programs and to the formation of HTG France and buildout of an applications laboratory in France. This cash outflow was partially offset by a decrease in accounts receivable relating to collection of amounts generated in the fourth quarter 2018.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2020 was $4.0 million compared with $4.6 million for the three months ended March 31, 2019 and was comprised primarily of maturities of available-for-sale securities of $8.3 million, partially offset by purchases of available-for-sale securities of $4.3 million.

Net cash provided by investing activities for the three months ended March 31, 2019 was $4.6 million. Net cash provided by investing activities for the three months ended March 31, 2019 consisted primarily of maturities of available-for-sale securities of $12.8 million, partially offset by purchases of available-for-sale securities of $8.1 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 was $2.8 million compared with net cash used in financing activities for the three months ended March 31, 2019 of $0.5 million and consisted primarily of $2.4 million and $0.6 million in net proceeds from our ATM Offering and Series A convertible preferred stock private placement, respectively, in the first quarter of 2020, partially offset by $0.3 million of payments made on our outstanding NuvoGen obligation.

Net cash used in financing activities for the three months ended March 31, 2019 was $0.5 million. This activity for the three months ended March 31, 2019 consisted primarily of $0.5 million of payments made on our outstanding NuvoGen obligation.

Liquidity and Capital Resources

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock, the incurrence of debt and cash received from product sales, services revenue and other income. As of March 31, 2020, we had $32.0 million in cash, cash equivalents and investments in short-term available-for-sale securities, and $16.6 million of liabilities outstanding relating to our MidCap Term Loan, NuvoGen and QNAH Convertible Note obligations and our financing and operating leases.

On April 21, 2020, we received the proceeds from a loan in the amount of $1,717,000 (the “PPP Loan”) from Silicon Valley Bank, as lender, pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 21, 2022 and bears interest at an annual rate of approximately 1%. Beginning on November 21, 2020, we are required to make 18 equal monthly payments of principal and interest. We may prepay the PPP Loan at any time prior to maturity with no prepayment penalties.

We borrowed $7.0 million under our MidCap Term Loan secured term loan facility with MidCap Financial Trust, as agent, in March 2018. Amounts outstanding under the MidCap Term Loan bear interest at a floating rate equal to 7.25% per annum, plus the greater of (i) 1.25% or (ii) the one-month LIBOR. In February 2020, we entered into an amendment to the MidCap Term Loan. With the amendment of the MidCap Term Loan in February 2020, principal on the term loan advance is payable in 25 equal monthly installments beginning March 1, 2021 until paid in full on March 1, 2023. If we achieve a revenue milestone of at least $17.5 million in product and product-related services revenue for the 12-month period ending on December 31, 2020, the interest-only period will be further extended by an additional four months, with principal on each term loan advance then payable in 21 equal monthly installments beginning July 1, 2021 until paid in full on March 1, 2023. The proceeds remaining from the MidCap Term Loan funding are expected to be used for working capital and general corporate purposes.

LIBOR is currently scheduled to be phased out in 2021. Before LIBOR is phased out, we expect to modify the MidCap Credit Facility to replace LIBOR with a new reference rate, which has yet to be established. The consequences of these developments cannot be entirely predicted but might result in higher interest rates on our borrowings under the MidCap Credit Facility.

The MidCap Revolving Loan provides a secured revolving credit facility in an aggregate principal amount of up to $2.0 million. We may request an increase in the total commitments under the MidCap Revolving Loan by up to an additional $8.0 million, subject to agent and lender approval and the satisfaction of certain conditions. Availability of the revolving credit facility under the MidCap Revolving Loan will be based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable and inventory, as reduced by certain reserves, if any. Though the MidCap Revolving Loan was made available upon our establishment of certain lockbox arrangements in June 2018, there were no amounts outstanding under the MidCap Revolving Loan as of March 31, 2020. The proceeds of any loans under the MidCap Revolving Loan may be used for working capital and general corporate purposes.

          In September 2019, we completed an underwritten public offering in which we sold 29,298,537 shares of our common stock at a price of $0.65 per share, including 3,821,548 shares sold pursuant to the exercise in full of the underwriter’s option to purchase additional shares. The shares of common stock described above were offered pursuant to a Registration Statement on Form S-3 (File No. 333-229045) previously filed with the SEC and declared effective by the SEC on February 11, 2019, and a prospectus supplement thereafter. In addition, we concurrently entered into a securities purchase agreement with certain institutional accredited investors for the sale of 5,411,687 pre-funded warrants exercisable for an aggregate of 5,411,687 shares of common stock, at a purchase price of $0.64 per pre-funded warrant. The aggregate net proceeds from these offerings for the year ended December 31, 2019 were approximately $20.8 million, after deducting the underwriting discounts and commissions and offering expenses. Additional proceeds of $31,768 were received in the first quarter of 2020 as a result of the exercise of 3,176,762 of the pre-funded warrants.

          In November 2019, we entered into a Controlled Equity Offering Sales Agreement (the Cantor Sales Agreement”) with Cantor as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor, shares of our common stock by any method deemed to be an “at the market offering” as defined by rune 415(a)(4) under the Securities Act (the “ATM Offering”). The shares will be offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-229045). We have offered and sold 4,399,062 shares of our common stock under the ATM Offering through the date of this filing for net proceeds of $2.4 million.

          In February 2020, we sold an aggregate of 10,170 shares of our Series A convertible preferred stock to accredited investors for aggregate gross proceeds of approximately $600,000, and transaction costs of approximately $37,000. Each share of Series A Preferred is convertible into 100 shares of the Company’s common stock, subject to proportional adjustment and beneficial ownership limitations. In the event of our liquidation, dissolution or winding up, holders of Series A Preferred will participate pari passu with any distribution of proceeds to holders of our common stock. Holders of Series A Preferred are entitled to receive dividends on shares of Series A Preferred equal (on an as converted to common stock basis) to and in the same form as dividends actually paid on our common stock. Shares of Series A Preferred generally have no voting rights, except as required by law.

          In March 2020, we entered into a purchase agreement ("LP Purchase Agreement") with Lincoln Park Capital Fund, LLC ("Lincoln Park") pursuant to which, upon the terms and subject to the conditions and limitations set forth therein, we have the right to sell to Lincoln Park up to $20,000,000 of shares of our common stock (“Purchase Shares”) from time to time over the 36-month term of the LP Purchase Agreement. The purchase price of the Purchase Shares will be based on recent closing prices of our common stock at the time of sale. We issued Lincoln Park an aggregate of 615,384 shares of our common stock as consideration for their purchase commitment pursuant to the LP Purchase Agreement. No shares of our common stock have been sold to Lincoln Park under the LP Purchase Agreement as of the date of this filing.

Funding Requirements

We have had recurring operating losses and negative cash flows from operations since our inception and have an accumulated deficit of approximately $175.8 million as of March 31, 2020. As of March 31, 2020, we had cash, cash equivalents and investments in short-term available-for-sale securities of approximately $32.0 million and had current liabilities of approximately $8.4 million. As of March 31, 2020, we also had $11.6 million in long-term liabilities primarily attributable to our MidCap Term Loan, and NuvoGen obligations. We believe that our existing resources will be sufficient to fund our planned operations and expenditures for at least the next 12 months from the issuance of these condensed consolidated financial statements. However, we cannot provide assurances that our plans will not change or that changed circumstances, especially those related to the COVID-19 pandemic, will not result in the depletion of our capital resources more rapidly than we currently anticipate.

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

Off-Balance Sheet Arrangements

Through March 31, 2020, we have not entered into any off-balance sheet arrangements as defined by applicable SEC regulations.

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

There were no changes in our critical accounting policies and estimates during the three months ended March 31, 2020 from those set forth in “Critical Accounting Policies and Significant Judgments and Estimates” in our December 31, 2019 Annual Report on Form 10-K filed with the SEC on March 25, 2020 other than the adoption of the following new accounting pronouncements in the first quarter of 2020.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which made a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement against or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The standard was adopted on January 1, 2020 and did not have a material impact on the disclosures relating to our existing fair value measurements.

In November 2018, the FASB issued ASU No. 2018-18, which amended ASC 808, Collaborative Arrangements and ASC 606, Revenue from Contracts with Customers (“ASU 2018-18”), to require that transactions in collaborative arrangements be accounted for under ASC 606 if the counterparty is a customer for a good or service (or bundle of goods and services) that is a distinct unit of account. The amendments also precluded entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. We adopted ASU 2018-18 on January 1, 2020. The adoption of ASU 2018-18 did not have an impact on our condensed consolidated financial statements as it did not change the way collaborative development services revenue and the related costs of these services are reflected in our condensed consolidated financial statements.

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

As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this report, and in our other public filings, before deciding to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that were not included as separate risk factors in, or reflect changes to the similarly titled risk factors included in, our Annual Report on Form 10-K, filed with the SEC on March 25, 2020.

Risks Related to our Business and Strategy

We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.*

We have incurred losses since our inception and expect to incur losses in the future. We incurred net losses of $5.5 million and $5.4 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $175.8 million. We expect that our losses will continue for the foreseeable future as we will be required to invest significant additional funds to support product development, including development of new proprietary HTG EdgeSeq panels and products, and the commercialization of our HTG EdgeSeq system and proprietary consumables. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products and services. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products and services, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

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

Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, three customers accounted for 28%, 17% and 11% of our revenue, respectively, for the three months ended March 31, 2020, and two customers accounted for 25% and 19% of our accounts receivable balance as of March 31, 2020. If orders from our top customers are discontinued and we are unable to establish new collaboration projects with biopharmaceutical companies, our revenue in future periods may materially decrease. In addition, we experienced a significant slowing of product and product-related services revenue generation beginning in March 2020 as a result of the COVID-19 pandemic, and we believe this period of reduced revenue will continue into at least the second quarter of 2020 due to disruptions to our customers’ businesses as a result of the pandemic. The extent of this impact is likely to vary from customer to customer depending upon how they are directly or indirectly impacted by local stay-at-home orders and other social distancing measures, priorities for the customers when the immediate impacts of the pandemic have passed, and the workforce and supplier impacts that each customer has experienced during the pandemic. Fluctuations in our operating results may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described under the caption “Risk Factors – Risks Related to Our Business and Strategy” of this report. In addition, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. Our products involve a significant capital commitment from our customers or may depend on customer studies that have variable or indefinite timelines and accordingly, involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of investors or securities analysts, our stock price may be adversely affected.

Public health epidemics, pandemics or outbreaks, including the recent coronavirus pandemic, could adversely affect our business.*

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

The COVID-19 pandemic has caused several countries to implement quarantines and/or significant restrictions on travel. In addition, affected regions, including several states within the United States, have implemented work restrictions that prohibit many employees from going to work. Moreover, the COVID-19 pandemic has resulted in business closures and a substantial reduction in economic activity in the United States and worldwide.

While significant uncertainty remains as to the potential impact of the COVID-19 pandemic on our operations, and on the global economy as a whole, the COVID-19 pandemic has had, and may continue to have, a negative impact on our product and product‑related services revenue and collaborative development services revenue in 2020. We experienced a significant slowing of product and product-related services revenue generation beginning in March 2020 as a result of the COVID-19 pandemic, and we believe this period of reduced revenue will continue into at least the second quarter of 2020 due to disruptions to our customers’ businesses as a result of the pandemic. The extent of this impact is likely to vary from customer to customer depending upon how they are directly or indirectly impacted by local stay-at-home orders and other social distancing measures, priorities for the customers when the immediate impacts of the pandemic have passed, and the workforce and supplier impacts that each customer has experienced during the pandemic.

Beginning the week of March 16, 2020, substantially all of our workforce began working from home either all or substantially all of the time. The effects of the stay-at-home orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our development programs and regulatory timelines and negatively impact our commercial activities, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In addition, these widespread outbreaks of illness could adversely affect our workforce resulting in serious health issues and absenteeism.

It is also possible that the COVID-19 pandemic will also impact our workforce, supply chains or distribution networks or otherwise impact our ability to conduct sample processing services and custom assay design services and our ability to provide collaborative development services for companion diagnostic development programs. Governmental mandates may require forced shutdowns of our facilities for extended or indefinite periods. Pandemic outbreaks, including the coronavirus, could also substantially interfere with general commercial activity related to our supply chain and customer base, which could have a material adverse effect on our financial condition, results of operations, business, or prospects. Restrictions resulting from the COVID-19 pandemic may disrupt our supply chains or distribution networks or limit our ability to obtain sufficient materials for our consumables or instruments and may disrupt our ability to process customer samples or perform collaborative development services. Further, to the extent our customers’ businesses are adversely affected by the pandemic, they might delay or reduce purchases from us or collaborative development projects with us, which could adversely affect our results of operations.

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

Our sales process involves numerous interactions with multiple individuals within any given organization, and often includes in-depth analysis by potential customers of our products (where in some instances we will provide a demonstration unit for their use and evaluation), performance of proof-of-principle studies, preparation of extensive documentation and a lengthy review process. As a result of these factors, the capital investment required in purchasing our instrument and the budget cycles of our customers, the time from initial contact with a customer to our receipt of a purchase order can vary significantly and be up to 12 months or longer. Given the length and uncertainty of our sales cycle, we have in the past experienced, and likely will in the future experience, fluctuations in our product and product-related services revenue on a period-to-period basis. In addition, any failure to meet customer expectations could result in customers choosing to retain their existing systems or service providers or to purchase systems or services other than ours. The revenue that we expect to earn from our collaborative development services are also subject to an extended, variable timeline based on each project agreement, which will likely result in fluctuations in our collaborative development services revenue on a period-to-period basis as well. Our collaborative development services revenue is also likely to be impacted by the ongoing COVID‑19 pandemic.

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

We have initiated early development of a comprehensive whole transcriptome assay, which we are building for eventual clinical use and which we believe will serve as our anchor product not only for RUO profiling but also for our proprietary breast diagnostic products. In addition, we believe this product will serve as a universal CDx platform for gene expression profiling for our biopharmaceutical company customers. Moreover, we believe this product will allow us to expand our product offerings outside of oncology and autoimmune into markets such as transplant and diabetes. We cannot guarantee that we will be able to successfully develop a comprehensive whole transcriptome assay or that it will have the benefits that we anticipate. If we are unsuccessful at developing this assay or it does not provide the benefits that we anticipate, we may be limited in the breadth of additional products we can offer in the future, which could impact our future revenue and profits.

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

•	unsatisfactory results of any clinical study, including failure to meet study objectives;
•	the failure of our principal third-party investigators to perform our clinical studies on our anticipated schedules;
•	imposition of a clinical hold following an inspection of our clinical study operations or trial sites by the FDA or other regulatory authorities;
•	our inability to adhere to clinical study requirements directly or with third parties, such as contract research organizations;
•	different interpretations of our non-clinical and clinical data, which could initially lead to inconclusive results;
•	delays in obtaining suitable patient samples for use in a clinical study; and
•	delays on patient enrollment due to the COVID-19 pandemic.

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

We expect to generate a portion of our revenue internationally and are subject to various risks relating to our international activities which could adversely affect our operating results.*

For the three months ended March 31, 2020, approximately 32% of our revenue was generated from sales originated by customers located outside of the United States, compared to 27% for three months ended March 31, 2019. We expect that a percentage of our future revenue will continue to come from international sources, and we expect to expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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

We may need to raise additional capital to fund our operations in the future. If we are unsuccessful in attracting new capital, we may not be able to continue operations or may be forced to sell assets to do so. Alternatively, capital may not be available to us on favorable terms, or if at all. If available, financing terms may lead to significant dilution of our stockholders’ equity.*

We are not profitable and have had negative cash flow from operations since our inception. To fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings and revenue generated from the sale of our HTG EdgeSeq systems, proprietary consumables, related services and collaborative development service arrangements with biopharmaceutical company customers (directly or indirectly via the Governing Agreement). We currently anticipate that our cash and cash equivalents will be sufficient to enable us to fund our operations for at least the next 12 months. We may need to obtain additional funds to finance our operations in the future if our estimates of the amount of cash necessary to fund our operations and development and commercialization activities prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Additional capital may not be available at such times or amounts as needed by us. Historically we have financed our business in part by access to the capital markets. General market conditions resulting from the ongoing issues arising from the COVID-19 pandemic, as well as market conditions affecting companies in the life sciences industry in general, may make it difficult for us to seek financing from the capital markets on attractive terms, or at all. Even if capital is available, it might be available only on unfavorable terms. Any additional equity or convertible debt financing into which we enter could be dilutive to our existing stockholders. Any future debt financing into which we enter may impose covenants upon us that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, we may need to relinquish rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If access to sufficient capital is not available as and when needed, our business will be materially impaired, and we may be required to cease operations, curtail one or more product development or commercialization programs, or significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all of our assets. Any of these factors could harm our operating results.

Payments under the instruments governing our indebtedness may reduce our working capital. In addition, a default under our MidCap Credit Facility could cause a material adverse effect on our financial position.*

Pursuant to the terms of an asset purchase agreement with NuvoGen, we agreed to annually pay NuvoGen the greater of $400,000 or 6% of our yearly revenue until the total aggregate cash compensation paid to NuvoGen under the agreement equals $15.0 million. To date, we have paid NuvoGen approximately $9.7 million. Payments to NuvoGen will result in a reduction in our working capital as we continue to make payments on this obligation

Pursuant to the terms of the $3.0 million QNAH Convertible Note that we issued in October 2017, we will be required to repay the entire outstanding principal amount of the QNAH Convertible Note and unpaid accrued interest thereon in October 2020, subject potentially to the terms of a future subordination agreement between QNAH and our senior lenders, provided QNAH may, at its election, convert all or any portion of the outstanding principal balance of the QNAH Convertible Note and unpaid accrued interest at any time prior to the maturity date into shares of our common stock at a conversion price of $3.984 per share. Repayment of this note and unpaid accrued interest thereon at maturity would result in a reduction in our working capital, which could be significant depending on our cash position on the maturity date.

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

In addition, in April 2020 we received proceeds of approximately $1.7 million (the “PPP Loan”) from a loan under the Paycheck Protection Program of the CARES Act, all or a portion of which may be forgiven, which we intend to use to retain employees, maintain payroll and make lease and utility payments. The PPP Loan matures on April 21, 2022 and bears interest at an annual rate of approximately 1%. Beginning on November 21, 2020, we are required to make 18 equal monthly payments of principal and interest. All or a portion of the PPP Loan may be forgiven by the SBA upon our application beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments and covered utilities during the eight-week period beginning on the date of loan approval. Not more than 25% of the forgiven amount may be for non-payroll costs. The amount of the PPP Loan eligible to be forgiven will be reduced if our full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loan will ultimately be forgiven by the SBA.

In order to apply for the PPP Loan, we were required to certify that, among other things, the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. While we made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the broad objectives of the Paycheck Protection Program of the CARES Act, the certification described above does not contain any objective criteria and is subject to interpretation. In addition, the SBA has issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that we satisfied all eligible requirements for the PPP Loan, we are found to be in violation of any of the laws or governmental regulations that apply to us in connection with the PPP Loan, including the False Claims Act, or it is otherwise determined that we were not eligible to receive the PPP Loan, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the PPP Loan in its entirety. In addition, our receipt of the PPP Loan may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Further, if we do not take all actions necessary and promptly file all required reporting to ensure than no less than 80% of the PPP Loan is forgiven in accordance with the loan forgiveness provisions of the Paycheck Protection Program, we will be in violation of the consent given by MidCap with respect to such additional indebtedness, which may lead to an event of default under the MidCap Credit Facility. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act modified certain tax provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use net operating loss carryforwards and certain other tax attributed may be limited.*

As of December 31, 2019, we had federal net operating loss carryforwards (“NOLs”) to offset future taxable income of approximately $158.2 million, of which $121.8 million will begin to expire in 2021 if not utilized, while the remainder can be carried forward indefinitely. A lack of future taxable income would adversely affect our ability to utilize these NOLs. Under the Tax Act, as modified by the CARES Act, our federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “IRC”), and corresponding provisions of state law, a corporation that undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period) is subject to limitations on its ability to utilize its pre-ownership change NOL carryforwards and certain other pre-ownership change tax attributes to offset post-ownership change income or taxes. We believe we may have already experienced one or more ownership changes and may in the future experience one or more additional ownership changes, and thus, our ability to utilize pre-ownership change NOL carryforwards and other pre-ownership change tax attributes to offset post-ownership change income or taxes may be limited. Such limitations may cause a portion of our NOL and credit carryforwards to expire before we are able to utilize them. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or diagnostic products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Risks Related to Government Regulation and Diagnostic Product Reimbursement

Approval and/or clearance by the FDA and foreign regulatory authorities for any diagnostic tests will take significant time and require significant research, development and clinical study expenditures and ultimately may not succeed.*

Before we begin to label and market our products for use as clinical diagnostics in the United States, including as companion diagnostics, unless an exemption applies, we will be required to obtain either 510(k) clearance or PMA from the FDA. In addition, we may be required to seek FDA clearance or approval for any changes or modifications to our products that could significantly affect their safety or effectiveness or would constitute a change in intended use. The PMA and 510(k) clearance processes can be expensive, time-consuming and uncertain. In addition to the time required to conduct clinical studies, if necessary, it generally takes from four to twelve months from submission of an application to obtain 510(k) clearance, and nine to 18 months for a PMA; however, it may take longer and 510(k) clearance or PMA approval may never be obtained. Even if the FDA accepts a 510(k) or PMA submission for filing, the FDA may request additional information or clinical studies during its review. Our ability to obtain additional regulatory clearances or approvals for new products and indications may be significantly delayed or may never be obtained. The requirements of the more rigorous PMA process could delay product introductions and increase the costs associated with FDA compliance. As with all IVD products, the FDA reserves the right to redefine the regulatory path at the time of submission or during the review process and could require a more burdensome approach. Even if we were to obtain regulatory approval or clearance, it may not be for the uses we believe are important or commercially attractive, in which case we would not be permitted to market our product for those uses.

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

The American Medical Association Current Procedural Terminology (“CPT”) Editorial Panel created new CPT codes that could be used by our customers to report testing for certain large-scale multianalyte genomic sequencing procedures (“GSPs”), including our diagnostic products, if approved. Effective January 1, 2015, these codes allow for uniform reporting of broad genomic testing panels using technology similar to ours. While these codes standardize reporting for these tests, coverage and payment rates for GSPs remain uncertain and we cannot guarantee that coverage and reimbursement for these tests will be provided in the amounts we expect, or at all. Initially, industry associations recommended that payment rates for GSPs be cross-walked to existing codes on the clinical laboratory fee schedule. On October 27, 2014, Centers for Medicare and Medicaid Services (“CMS”) issued preliminary determinations for 29 new molecular pathology codes, including the GSPs, of gapfill rather than crosswalking as recommended by the Association for Molecular Pathology. This means that local private Medicare Administrative Contractors, such as Palmetto, Novidian, Novitas and Cahaba, were instructed to determine the appropriate fee schedule amounts in the first year, and CMS calculated a national payment rate based on the median of those local fee schedule amounts in the second year. This process may make it more difficult for our customers to obtain coverage and adequate reimbursement for testing services using our diagnostic products. We cannot assure that CMS and other third-party payors will establish reimbursement rates sufficient to cover the costs incurred by our customers in using our clinical diagnostic products, if approved. On September 22, 2017, gapfill pricing was set for three CPT codes which our customers may potentially utilize to obtain reimbursement, subject to regulatory limitations, for the use of our products. CPTs 81445 and 81450, for the assessment of 5-50 genes in solid and liquid tumors, respectively, were set at $602 and $760, respectively, and remains the same as of March 31, 2020. Additionally, CPT 81455 for the assessment of 51 or more genes in solid and liquid tumors was set at $2,920.

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

Other significant measures contained in the ACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The ACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. However, the future of the ACA is uncertain. There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. Since January 2017, President Trump has signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA. For example, the Tax Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated medical device tax and “Cadillac” tax on high-cost employer-sponsored health coverage and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the

District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review the case, and has allotted one hour for oral arguments, which are expected to occur in the fall of 2020. It is unclear how this litigation and other efforts to repeal and replace ACA will impact ACA and our business. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, then-President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, following the passage of other legislative amendments, including the Bipartisan Budget Act of 2018, will stay in effect through 2030 unless additional Congressional action is taken. The CARES Act suspended the 2% Medicare sequester from May 1 through December 31, 2020, and extended the sequester by one year, through 2030. On January 2, 2013, then-President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Risks Related to Our Common Stock

We expect that our stock price will fluctuate significantly.*

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	actual or anticipated quarterly variation in our results of operations or the results of our competitors;
•	announcements by us or our competitors of new products, significant contracts, commercial relationships or capital commitments;
•	failure to obtain or delays in obtaining product approvals or clearances from the FDA or foreign regulators;
•	adverse regulatory or coverage and reimbursement announcements;
•	issuance of new or changed securities analysts’ reports or recommendations for our stock;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	commencement of, or our involvement in, litigation;
•	market conditions in the life sciences and molecular diagnostics markets;
•	manufacturing disruptions;

•	any future sales of our common stock or other securities;
•	any change to the composition of our Board of Directors, executive officers or key personnel;
•	our failure to meet applicable Nasdaq listing standards and the possible delisting of our common stock from Nasdaq;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic;
•	general economic conditions and slow or negative growth of our markets; and
•	the other factors described in this report under the caption “Risk Factors – Risks Related to Our Common Stock.”

The stock market in general, and market prices for the securities of health technology companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. The ongoing COVID-19 pandemic, for example, has negatively affected the stock market and investor sentiment and has resulted in significant volatility. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our operating results.

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

If we are unable to continue to satisfy the applicable continued listing requirements of Nasdaq, our common stock could be delisted.*

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “HTGM.” In order to maintain this listing, we must continue to satisfy minimum financial and other continued listing requirements and standards. There can be no assurance that we will be able to continue to comply with the applicable listing standards. On October 4, 2019, we received a letter from Nasdaq indicating that we are not in compliance with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2), which requires that companies listed on The Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share. In March 2020, we requested and received an additional 180-day extension to regain compliance with the $1.00 minimum closing bid price requirement. We intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options, including a reverse stock split, to regain compliance with the minimum closing bid price requirement. We currently plan to seek stockholder approval of a reverse stock split at our 2020 annual meeting of stockholders. There can be no assurance that we will be able to regain compliance with the $1.00 minimum closing bid price requirement or maintain compliance with the other continued listing requirements of the Nasdaq Capital Market.

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

3.2

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 0001-37369), filed with the SEC on February 26, 2020.

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

10.2

Amendment No. 2 to Credit and Security Agreement (Term Loan) by and among the Registrant, the lenders party thereto from time to time and MidCap Financial Trust, as agent, dated February 26, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0001-37369), filed with the SEC on February 27, 2020)

Exhibit Number	Description

10.3

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

HTG Molecular Diagnostics, Inc.

Date: May 13, 2020	By:	/s/ John L. Lubniewski
John L. Lubniewski
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2020	By:	/s/ Laura L. Godlewski
Laura L. Godlewski
Vice President of Finance and Principal Accounting Officer (Principal Accounting Officer)