Form 10-Q
period 2020-06-30
HTG MOLECULAR DIAGNOSTICS, INC
filed 2020-08-11
CIK 1169987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 7, 2020, the registrant had 70,681,737 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$21,014,375	$7,619,748
Short-term investments available-for-sale, at fair value	11,852,173	25,410,222
Restricted cash	—	3,270,247
Accounts receivable	1,011,462	3,164,176
Inventory, net of allowance of $29,587 at June 30, 2020 and $39,403 at December 31, 2019	1,388,570	1,269,667
Prepaid expenses and other	1,236,192	633,522
Total current assets	36,502,772	41,367,582

Operating lease right-of-use assets	905,459	1,209,145
Property and equipment, net	1,825,191	2,240,133
Other non-current assets	69,365	302,409
Total assets	$39,302,787	$45,119,269

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$927,829	$1,662,583
Accrued liabilities	947,382	1,870,296
Contract liabilities - current	418,874	426,014
NuvoGen obligation - current	863,611	1,152,233
Short-term debt, net	1,143,011	2,987,667
Operating lease liabilities - current	584,073	758,932
Other current liabilities	30,983	41,134
Total current liabilities	4,915,763	8,898,859
NuvoGen obligation - non-current, net of discount	4,359,218	4,498,777
Long-term debt, net	10,705,219	6,871,545
Operating lease liabilities - non-current	453,404	636,340
Other non-current liabilities	185,276	244,114
Total liabilities	20,618,880	21,149,635
Commitments and Contingencies (Note 15)
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 51,270 shares authorized at June 30, 2020 and no shares authorized at December 31, 2019; 23,770 shares issued and outstanding at June 30, 2020 and no shares issued and outstanding at December 31, 2019	24	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2020 and December 31, 2019, 67,093,683 shares issued and outstanding at June 30, 2020 and 58,090,233 shares issued and outstanding at December 31, 2019	67,093	58,090
Additional paid-in-capital	200,079,879	194,234,151
Accumulated other comprehensive income (loss)	23,003	(4,964)
Accumulated deficit	(181,486,092)	(170,317,643)
Total stockholders’ equity	18,683,907	23,969,634
Total liabilities and stockholders' equity	$39,302,787	$45,119,269

See notes to the unaudited condensed consolidated financial statements

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Product and product-related services	$1,728,526	$4,424,368	$3,716,663	$7,086,873
Collaborative development services	234,768	1,371,952	472,105	1,912,272
Total revenue	1,963,294	5,796,320	4,188,768	8,999,145

Operating expenses:
Cost of product and product-related services revenue	974,642	2,508,371	1,990,134	4,553,898
Selling, general and administrative	4,255,485	4,740,710	8,930,748	9,141,576
Research and development	1,732,776	3,253,639	3,659,051	5,328,387
Total operating expenses	6,962,903	10,502,720	14,579,933	19,023,861
Operating loss	(4,999,609)	(4,706,400)	(10,391,165)	(10,024,716)

Other income (expense):
Interest expense	(250,759)	(238,796)	(476,089)	(472,763)
Interest income	68,002	154,774	209,898	336,211
Other income	—	—	22,268	—
Loss on extinguishment of MidCap Credit Facility and QNAH Convertible Note	(522,394)	—	(522,394)	—
Total other expense	(705,151)	(84,022)	(766,317)	(136,552)
Net loss before income taxes	(5,704,760)	(4,790,422)	(11,157,482)	(10,161,268)
Provision for income taxes	(5,791)	(6,848)	(10,967)	(6,848)
Net loss	$(5,710,551)	$(4,797,270)	$(11,168,449)	$(10,168,116)
Net loss per share, basic and diluted	$(0.09)	$(0.17)	$(0.17)	$(0.36)
Shares used in computing net loss per share, basic and diluted	65,757,458	28,657,384	65,162,695	28,629,189

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(5,710,551)	$(4,797,270)	$(11,168,449)	$(10,168,116)
Other comprehensive income (loss), net of tax effect:
Unrealized gain (loss) on short-term investments	(26,136)	819	21,561	4,172
Foreign currency translation adjustment	909	(9,194)	6,406	(2,755)
Total other comprehensive income (loss)	(25,227)	(8,375)	27,967	1,417
Comprehensive loss	$(5,735,778)	$(4,805,645)	$(11,140,482)	$(10,166,699)

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three and Six Months Ended June 30, 2020
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at January 1, 2020	-	$-	58,090,233	$58,090	$194,234,151	$(4,964)	$(170,317,643)	$23,969,634
Stock-based compensation expense	—	—	—	—	415,256	—	—	415,256
Release of restricted stock awards	—	—	35,942	36	—	—	—	36
Net share settlement of restricted stock award	—	—	(11,266)	(11)	(7,041)	—	—	(7,052)
Employee stock purchase plan expense	—	—	—	—	5,379	—	—	5,379
Issuance of common stock from ATM offering, net of commissions and issuance costs of $174,000	—	—	4,399,062	4,399	2,431,513	—	—	2,435,912
Issuance of Series A convertible preferred stock in private placement, net of issuance costs of $37,075	10,170	10	—	—	562,945	—	—	562,955
Issuance of Series A convertible preferred stock in exchange for outstanding commons stock	41,100	41	—	—	2,424,859	—	—	2,424,900
Cancellation of common stock received in exchange for Series A convertible preferred stock	—	—	(4,110,000)	(4,110)	(2,420,790)	—	—	(2,424,900)
Exercise of pre-funded warrants	—	—	3,176,762	3,177	28,591	—	—	31,768
Issuance of common stock in connection with LP Purchase Agreement	—	—	615,384	615	(615)	—	—	—
Transaction costs incurred in connection with LP Purchase Agreement	—	—	—	—	(96,000)	—	—	(96,000)
Net loss	—	—	—	—	—	—	(5,457,898)	(5,457,898)
Unrealized gain on short-term investments	—	—	—	—	—	47,697	—	47,697
Foreign currency translation adjustment	—	—	—	—	—	5,497	—	5,497
Balance at March 31, 2020	51,270	$51	62,196,117	$62,196	$197,578,248	$48,230	$(175,775,541)	$21,913,184
Stock-based compensation expense	—	—	—	—	361,477	—	—	361,477
Release of restricted stock awards	—	—	23,751	24		—	—	24
Net share settlement of restricted stock award	—	—	(6,389)	(7)	(2,101)	—	—	(2,108)
Stock issued under stock purchase plans	—	—	45,490	45	30,467	—	—	30,512
Issuance of common stock from ATM offering, net of commissions costs of $43,000	—	—	2,084,714	2,085	1,392,973	—	—	1,395,058
Conversion of Series A convertible preferred stock for common stock	(27,500)	(27)	2,750,000	2,750	(2,723)	—	—	—
Adjustment in connection with LP Purchase Agreement commitment fee and transaction costs	—	—	—	—	301,538	—	—	301,538
Issuance of common stock warrants in connection with SVB Term Loan	—	—	—	—	420,000	—	—	420,000
Net loss	—	—	—	—	—	—	(5,710,551)	(5,710,551)
Unrealized loss on short-term investments	—	—	—	—	—	(26,136)	—	(26,136)

Foreign currency translation adjustment	—	—	—	—	—	909	—	909
Balance at June 30, 2020	23,770	$24	67,093,683	$67,093	$200,079,879	$23,003	$(181,486,092)	$18,683,907

	Three and Six Months Ended June 30, 2019
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at January 1, 2019	-	$-	28,585,449	$28,585	$172,086,909	$(3,453)	$(151,019,979)	$21,092,062
Exercise of stock options	—	—	21,871	22	51,548	—	—	51,570
Stock-based compensation expense	—	—	—	—	241,233	—	—	241,233
Release of restricted stock awards	—	—	13,126	13	—	—	—	13
Net share settlement of restricted stock award	—	—	(3,813)	(4)	(9,681)	—	—	(9,685)
Employee stock purchase plan expense	—	—	—	—	16,794	—	—	16,794
Net loss	—	—	—	—	—	—	(5,370,846)	(5,370,846)
Unrealized gain on short-term investments	—	—	—	—	—	3,353	—	3,353
Foreign currency translation adjustment	—	—	—	—	—	6,439	—	6,439
Balance at March 31, 2019	-	$-	28,616,633	$28,616	$172,386,803	$6,339	$(156,390,825)	$16,030,933
Exercise of stock options	—	—	32,385	32	69,352	—	—	69,384
Stock-based compensation expense	—	—	—	—	287,317	—	—	287,317
Release of restricted stock awards	—	—	15,001	15	—	—	—	15
Net share settlement of restricted stock award	—	—	(4,461)	(4)	(11,148)	—	—	(11,152)
Stock issued under stock purchase plans	—	—	47,489	48	99,092	—	—	99,140
Net loss	—	—	—	—	—	—	(4,797,270)	(4,797,270)
Unrealized gain on short-term investments	—	—	—	—	—	819	—	819
Foreign currency translation adjustment	—	—	—	—	—	(9,194)	—	(9,194)
Balance at June 30, 2019	-	$-	28,707,047	$28,707	$172,831,416	$(2,036)	$(161,188,095)	$11,669,992

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(11,168,449)	$(10,168,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	700,276	603,480
Accretion of discount on NuvoGen obligation	(6,656)	(6,483)
Provision for excess inventory	1,672	45,000
Amortization of QNAH Convertible Note issuance costs	6,505	6,727
Amortization of MidCap Credit Facility discount and issuance costs	101,482	81,096
Amortization of SVB Term Loan discount and issuance costs	3,389	—
Stock-based compensation expense	776,793	528,578
Employee stock purchase plan expense	10,758	33,589
Non-cash operating lease expense	306,230	194,232
Accrued interest on available-for-sale securities investments	(98,092)	(178,165)
Issuance of common stock in connection with LP Purchase Agreement	205,538	—
Loss on extinguishment of Midcap Credit Facility and QNAH Convertible Note	522,394	—
Loss on abandonment of assets	49,226	—
Changes in operating assets and liabilities:
Accounts receivable	2,152,714	1,031,575
Inventory	(120,575)	100,927
Prepaid expenses and other	171,774	(501,474)
Deferred offering costs	140,320	—
Accounts payable	(659,736)	1,172,992
Accrued liabilities	(1,047,223)	(1,784,860)
Contract liabilities	(53,284)	344,494
Operating lease liabilities	(378,840)	(270,477)
Net cash used in operating activities	(8,383,784)	(8,766,885)
Investing activities
Purchase of property and equipment	(322,372)	(319,425)
Sales, redemptions and maturities of available-for-sale securities	17,950,000	22,400,000
Purchase of available-for-sale securities	(4,272,298)	(9,290,341)
Net cash provided by investing activities	13,355,330	12,790,234
Financing activities
Proceeds from issuance of SVB Term Loan and common stock warrants	10,000,000	—
Payment of SVB Term Loan issuance costs	(45,934)	—
Payments for extinguishment of MidCap Credit Facility	(7,438,623)	—
Payments for extinguishment of QNAH Convertible Note	(3,000,000)	—
Proceeds from ATM Offering, net	3,830,970	—
Proceeds from PPP Loan	1,717,000	—
Proceeds from Series A convertible preferred stock in private placement	562,955	—
Payments on NuvoGen obligation	(421,525)	(655,855)
Proceeds from exercise of pre-funded warrants	31,768	—
Proceeds from shares purchased under stock purchase plans	25,133	82,345
Proceeds from exercise of stock options	—	120,954
Payments on financing leases	(22,845)	(25,227)
Taxes paid for net share settlement of restricted stock awards	(9,160)	(20,837)
Payment of deferred offering costs	—	(139,058)
Payments on Insurance Note	(80,710)	—
Net cash provided by (used in) financing activities	5,149,029	(637,678)

Effect of exchange rates on cash	3,805	(4,682)

Increase in cash, cash equivalents and restricted cash	10,124,380	3,380,989

Cash, cash equivalents and restricted cash at beginning of period	10,889,995	11,702,847
Cash, cash equivalents and restricted cash at end of period	$21,014,375	$15,083,836

Supplemental disclosure of noncash investing and financing activities
Issuance of Series A convertible preferred stock in exchange for outstanding common stock	$2,424,900	$-
Issuance of Common stock in exchange for Series A convertible preferred stock	1,622,500	—
Adoption of ASC 842, Leases	—	694,352
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	21,078	894,544
Fixed asset purchases payable and accrued at period end	—	374,202
SVB Term Loan costs payable and accrued at period end	60,710	—
Supplemental cash flow information
Cash paid for interest	$602,200	$348,130
Cash paid for taxes	6,581	6,848

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

The Company operates in one segment and its customers are located primarily in the United States and Europe. For the three and six months ended June 30, 2020 approximately 40% and 36%, respectively, of the Company’s revenue was generated from sales originated by customers located outside of the United States, compared with 34% and 32% for the three and six months ended June 30, 2019, respectively.

COVID-19 Pandemic

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) originating in Wuhan, China and the risks to the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic.

The full impact of the COVID-19 pandemic continues to evolve as of the date of this report and likewise the full impact of the pandemic on the Company’s financial condition, liquidity and future results of operations is uncertain. Management is actively monitoring the potential impact of the global situation on its financial condition, liquidity, operations, suppliers, industry and workforce. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, the Company is not able to fully estimate the effects of the COVID-19 pandemic on its results of operations, financial condition or liquidity.

The Company experienced a significant slowing of product and product-related services revenue generation beginning in March 2020 and believes this period of reduced revenue will continue through at least the remainder of 2020 due to disruptions to its customers’ businesses as a result of the pandemic. The extent of this impact is likely to vary from customer to customer depending upon how they are directly or indirectly impacted by local stay-at-home orders and other social distancing measures, prioritization by those customers when the immediate impacts of the pandemic have passed, and the workforce and supplier impacts that each customer has experienced during the pandemic. The Company has also experienced limited delays in its development efforts as a result of stay-at-home orders and its efforts to prioritize the safety of its employees during this pandemic. The Company believes the COVID-19 pandemic will continue to impact its productivity, supply chains, distribution networks and other areas of its operation as the pandemic continues to disrupt the Company’s business and the businesses of its vendors, partners and customers. Although the Company cannot estimate the length and gravity of the impact of the COVID-19 pandemic at this time, the COVID-19 pandemic could have a continuing adverse effect on the Company’s results of operations, financial position and liquidity for at least the remainder of 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company does not currently expect that these provisions will have a significant impact on its condensed consolidated financial statements.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect the accounts of the Company as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The accompanying condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and the results of its operations and cash flows, as of and for the periods presented. The accompanying condensed consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and disclosures required by U.S. GAAP for annual financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2020.

Liquidity

The Company believes that its existing resources will be sufficient to fund its planned operations and expenditures for at least the next 12 months from the issuance of these condensed consolidated financial statements. However, the Company will need to raise additional capital to fund its operations and service its long-term debt obligations until its revenue reaches a level sufficient to provide for self-sustaining cash flows. There can be no assurance that additional capital will be available on acceptable terms, or at all, or that the Company’s revenue will reach a level sufficient to provide for self-sustaining cash flows. In addition, the Company must comply with a financial covenant requiring the Company to maintain a certain amount of unrestricted cash under its Loan and Security Agreement with Silicon Valley Bank (see Note 8). If sufficient additional capital is not available as and when needed, the Company may have to delay, scale back or discontinue one or more product development programs, curtail its commercialization activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that the Company otherwise would have sought to develop or commercialize independently, cease operations altogether, pursue a sale of the Company at a price that may result in a significant loss on investment for its stockholders, file for bankruptcy or seek other protection from creditors, or liquidate all assets. In addition, if the Company defaults under its term loan agreement, its lenders could foreclose on its assets.

Principles of Consolidation

The Company formed a French subsidiary, HTG Molecular Diagnostics France SARL (“HTG France”), in November 2018. The accompanying condensed consolidated financial statements include the accounts of the Company and this wholly owned subsidiary after elimination of all intercompany transactions and balances as of June 30, 2020 and December 31, 2019.

Concentration Risks

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents, available-for-sale debt securities and uncollateralized accounts receivable. The Company maintains the majority of its cash balances in the form of cash deposits in bank checking and money market accounts in amounts in excess of federally insured limits. Management believes, based upon the quality of the financial institution, that the credit risk with regard to these deposits is not significant. The available-for-sale debt securities are comprised primarily of investments in U.S. Treasury and high-quality corporate debt securities.

The Company sells its instrument, related consumables, sample processing services, custom RUO assay design and collaborative development services primarily to biopharmaceutical companies, academic institutions and molecular labs. The Company routinely assesses the financial strength of its customers and credit losses have been minimal to date.

The Company’s top three customers accounted for 17%, 12% and 10% of the Company’s total revenue for the three months ended June 30, 2020, compared with the Company’s top three customers accounting for 24%, 18% and 16% of the Company’s total revenue for the three months ended June 30, 2019. The Company’s top three customers accounted for 23%, 11% and 11% of the Company’s total revenue for the six months ended June 30, 2020 compared with the Company’s top three customers accounting for 31%, 21% and 13% for the six months ended June 30, 2019.

The Company’s top two customers accounted for approximately 18% and 10% of the Company’s accounts receivable as of June 30, 2020 compared with approximately 29% and 25% of the Company’s accounts receivable as of December 31, 2019.

The Company currently relies on a single supplier to supply a subcomponent used in its HTG EdgeSeq processors. A loss of this supplier could significantly delay the delivery of processors, which in turn could materially affect the Company’s ability to generate revenue.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include revenue recognition, stock-based compensation expense, bonus accrual, income tax valuation allowances and reserves, recovery of long‑lived assets, inventory obsolescence and inventory valuation, valuation of accounts receivable and available-for-sale securities. Actual results could materially differ from those estimates, especially in light of the significant uncertainty that remains as to the full impact of the COVID-19 pandemic on the Company’s operations, as well as those of its workforce, supply chains, distribution networks and those of its customers.

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

	June 30,
	2020	2019
Cash and cash equivalents	$21,014,375	$11,813,589
Restricted cash - non-current	—	3,270,247
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$21,014,375	$15,083,836

In October 2017, the Company received $3.0 million in gross proceeds from, and issued a subordinated convertible promissory note (the “QNAH Convertible Note”) in that principal amount to, QIAGEN North American Holdings, Inc. (“QNAH”). Amounts included in restricted cash represented those required to be set aside in escrow under the terms of the MidCap Term Loan to collateralize the payment that was due upon maturity of the QNAH Convertible Note (see Note 8). The balance of restricted cash was released to the Company on June 25, 2020 in conjunction with the extinguishment of the QNAH Convertible Note in connection with the signing of the SVB Term Loan (see Note 8).

Fair Value of Financial Instruments

The carrying value of financial instruments classified as current assets and current liabilities approximate fair value due to their liquidity and short-term nature. Investments that are classified as available-for-sale are recorded at fair value, which is determined using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The carrying value of the SVB Term Loan (see Note 8) is estimated to approximate its fair value as the interest rate approximates the market rate for debt with similar terms and risk characteristics.

The NuvoGen obligation is an obligation relating to an asset purchase transaction with a then-common stockholder of the Company. As of June 30, 2020, the estimated aggregate fair value of the NuvoGen obligation is approximately $4.8 million, determined using a Monte Carlo simulation with key assumptions including future revenue, volatility, discount and risk-free rates. The estimated fair value of the NuvoGen obligation represents a Level 3 measurement.

Leases

Effective January 1, 2019, the Company accounts for its leases under Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 842. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the condensed consolidated balance sheets as both right-of-use assets and lease liabilities, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and right-of-use assets are amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For financing leases, interest on the lease liability and the amortization of the right-of-use asset result in front-loaded expense over the lease term. Variable lease expenses are recorded to rent expense as incurred.

In calculating the right-of-use asset and lease liability, the Company elects to combine lease and non-lease components for all classes of assets currently under lease, including facilities, copiers and computer equipment. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent on short-term leases on a straight-line basis over the lease term for these leases.

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

New Accounting Pronouncements

The following are new FASB ASUs that had not been adopted by the Company as of June 30, 2020:

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and also simplifies the diluted earnings per share calculation in certain areas. The standard is effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years and interim periods within those fiscal years, beginning after December 15, 2021. For all other entities, the standard will be effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and adoption must be as of the beginning of the Company’s annual fiscal year. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

Note 3. Inventory

Inventory, net of allowance, consisted of the following as of the dates indicated:

	June 30,	December 31,
	2020	2019
Raw materials	$1,064,150	$872,947
Work in process	106,098	151,351
Finished goods	247,909	284,772
Total gross inventory	1,418,157	1,309,070
Less inventory allowance	(29,587)	(39,403)
	$1,388,570	$1,269,667

For the three and six months ended June 30, 2020, the Company recorded adjustments to provision for excess inventory of $(5,275) and $1,672, respectively. For the three and six months ended June 30, 2019, the Company recorded adjustments to provision for excess inventory of $20,704 and $45,000, respectively. Adjustments in these periods to the allowance for estimated shrinkage, obsolescence and excess inventory have been included in cost of revenue in the accompanying condensed consolidated statements of operations.

HTG EdgeSeq instruments at customer locations under evaluation agreements are included in finished goods inventory. Finished goods inventory under evaluation was $79,338 at both June 30, 2020 and December 31, 2019.

Note 4. Fair Value Instruments

Financial assets and liabilities measured at fair value are classified in their entirety in the fair value hierarchy based on the lowest level input significant to the fair value measurement. The following table classifies the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019 in the fair value hierarchy:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$20,544,558	$—	$—	$20,544,558
Investments available-for-sale at fair value
U.S. Treasury securities	5,964,676	—	—	5,964,676
Corporate debt securities	—	5,887,497	—	5,887,497
Total	$26,509,234	$5,887,497	$—	$32,396,731

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$7,217,096	$—	$—	$7,217,096
Investments available-for-sale at fair value
U.S. Treasury securities	5,961,983	—	—	5,961,983
Corporate debt securities	—	19,448,239	—	19,448,239
Total	$13,179,079	$19,448,239	$—	$32,627,318

There are no other financial instruments subject to fair value measurement on a recurring basis. Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and six months ended June 30, 2020 or for the year ended December 31, 2019.

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

Fair values of these assets and liabilities are based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not adjust any of the valuations received from these third parties with respect to any of its Level 1 or 2 securities for the six-month period ended June 30, 2020 or the year-ended December 31, 2019 and did not have any Level 3 financial assets or liabilities during either of these periods.

Note 5. Available-for-Sale Securities

The Company’s portfolio of available-for-sale securities consists of U.S. Treasuries and high credit quality corporate debt securities. The following is a summary of the Company’s available-for-sale securities at June 30, 2020 and December 31, 2019:

	June 30, 2020
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)

U.S. Treasury securities	$5,943,124	$21,552	$—	$5,964,676
Corporate debt securities	5,887,497	—	—	5,887,497
Total available-for-sale securities	$11,830,621	$21,552	$—	$11,852,173

	December 31, 2019
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
U.S. Treasury securities	$5,962,224	$394	$(635)	$5,961,983
Corporate debt securities	19,448,239	—	-	19,448,239
Total available-for-sale securities	$25,410,463	$394	$(635)	$25,410,222

There were no gross unrealized losses relating to the Company’s available-for-sale securities investments as of June 30, 2020. The net adjustment to unrealized holding gains (losses) on available-for-sale securities, net of tax in other comprehensive income totaled $(26,136) and $21,561 for the three and six months ended June 30, 2020, respectively and $819 and $4,172 for the three and six months ended June 30, 2019, respectively.

Contractual maturities of debt investment securities at June 30, 2020 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Under
	1 Year	1 to 2 Years	Total
U.S. Treasury securities	$5,964,676	$—	$5,964,676
Corporate debt securities	5,887,497		5,887,497
Total available-for-sale securities	$11,852,173	$—	$11,852,173

For debt securities, the Company determines whether it intends to sell or if it is more likely than not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. The Company conducts a regular assessment of its debt securities with unrealized losses to determine whether securities have other-than-temporary impairment considering, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, market conditions and whether the Company intends to sell or it is more likely than not that the Company will be required to sell the debt securities. As the Company did not have any unrealized losses as of June 30, 2020, there were no other-than-temporary impairments of its available-for-sale securities.

Note 6. Property and Equipment

Property and equipment, net, consists of the following as of the dates indicated:

	June 30,	December 31,
	2020	2019
Furniture & fixtures	$1,089,379	$1,089,371
Leasehold improvements	1,956,266	1,987,997
Equipment used in manufacturing	2,305,400	2,305,340
Equipment used in research & development	2,423,857	2,134,019
Equipment used in the field	182,762	182,762
Software	393,251	374,812
Property and equipment	8,350,915	8,074,301
Less: accumulated depreciation and amortization	(6,525,724)	(5,834,168)
	$1,825,191	$2,240,133

Depreciation and leasehold improvement amortization expense was approximately $0.4 million and $0.7 million for the three and six months ended June 30, 2020, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2019, respectively.

In the first quarter of 2020 the Company closed its applications laboratory in Sausheim, France and, as a result, $0 and $28,130 of leasehold improvements related to the abandonment of the laboratory were written off to selling, general and administrative expense during the three and six months ended June 30, 2020, respectively.

Note 7. Accrued Liabilities

Accrued liabilities consist of the following as of the dates indicated:

	June 30,	December 31,
	2020	2019
Accrued employee bonuses	$263,114	$900,740
Payroll and employee benefit accruals	305,825	469,530
Accrued professional fees	158,352	43,850
Accrued interest	14,519	245,350
Accrued rebate	96,357	—
Other accrued liabilities	109,215	210,826
	$947,382	$1,870,296

Note 8. Debt Obligations

Short-term debt, net, consisted of the following as of the dates indicated:

	June 30,	December 31,
	2020	2019
Convertible note, net of debt issuance costs	$—	$2,987,667
PPP Loan	488,526	—
Insurance Note Payable	654,485	—
	$1,143,011	$2,987,667

Long-term debt, net, consisted of the following as of the dates indicated:

	June 30,	December 31,
	2020	2019
MidCap Term Loan payable, net of discount and debt issuance costs	$—	$6,871,545
SVB Term Loan payable, net of discount and debt issuance costs	9,476,745	—
PPP Loan	1,228,474	—
	$10,705,219	$6,871,545

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

The MidCap Term Loan Amendment extended the interest only payments on the term loan advance by an additional 11 months, with principal on the term loan advance payable in 25 equal monthly installments beginning March 1, 2021 until paid in full on March 1, 2023. The MidCap Term Loan Amendment also provided that if the Company achieved a stated revenue milestone for the 12-month period ending on December 31, 2020, the interest-only period would be further extended by an additional four months, with principal on the term loan advance then payable in 21 equal monthly installments beginning July 1, 2021.

QNAH Convertible Note Agreement

In October 2017, the Company issued a subordinated convertible promissory note to QNAH in the principal amount of $3.0 million against receipt of cash proceeds equal to such principal amount. On June 25, 2020 in connection with the closing of the SVB Term Loan, the Company repaid in full the QNAH Convertible Note, in the aggregate amount of approximately $3.2 million.

Extinguishment of MidCap Credit Facility and QNAH Convertible Note upon SVB Term Loan Closing

On June 25, 2020, the Company repaid all principal and interest amounts outstanding under the MidCap Credit Facility in an aggregate amount equal to approximately $7.5 million, including collateral agent legal fees and prepayment fees. The repayment was funded with net proceeds from the SVB Term Loan (see description of the SVB Term Loan below). As a result of the repayment, the Company recorded a loss on extinguishment of the MidCap Credit Facility and the QNAH Convertible Note of $0.5 million, including remaining unamortized discounts of $0.3 million and prepayment and other MidCap Credit Facility and QNAH Convertible Note lender fees and issuance costs in other expense in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2020. All obligations under the MidCap Credit Facility and the QNAH Convertible Note were terminated upon extinguishment of the MidCap Credit Facility.

Debt discount of approximately $0.4 million associated with the MidCap Term Loan, resulting from fees and debt issuance costs, was presented in long-term debt, net in the accompanying condensed consolidated balance sheet as of December 31, 2019. Costs incurred in connection with the issuance of the Midcap Revolving Loan of $50,970 are presented as MidCap Revolving Loan costs in other non-current assets in the accompanying condensed consolidated balance sheets as of December 31, 2019. The remaining debt discount and Midcap Revolving loan cost balances were written off upon repayment of the Midcap Credit Facility in June 2020. Amortization of the debt discount associated with the MidCap Term Loan was $55,291 and $93,718 for the three and six months ended June 30, 2020, respectively, compared with $37,940 and $73,114 for the three and six months ended June 30, 2019, respectively. Amortization of deferred MidCap Revolving Loan costs were $3,749 and $7,763 for the three and six months ended June 30, 2020, respectively, compared with $4,013 and $7,982 for the three and six months ended June 30, 2019, respectively. Amortization of both the debt discount and the revolving loan costs is included in interest expense in the accompanying condensed consolidated statements of operations.

SVB Term Loan

On June 24, 2020 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”), by and among the Company and Silicon Valley Bank (“SVB”), as lender, which provides a secured term loan in the principal amount of $10.0 million (the “SVB Term Loan”).

The proceeds from the SVB Term Loan were fully funded on the June 25, 2020. The proceeds from the SVB Term Loan, together with cash on hand, were used to repay in full all outstanding amounts and fees due under the MidCap Credit Facility and the QNAH Convertible Note.

The SVB Term Loan bears interest at a floating rate equal to the greater of 2.50% above the Prime Rate (as defined in the Loan Agreement) and 5.75%. Interest on the SVB Term Loan is due and payable monthly in arrears. The SVB Term Loan has interest-only payments through June 30, 2021. The interest only period may be extended for six months upon the achievement of an equity milestone as more fully described in the Loan Agreement. The ultimate interest-only period will be followed by equal monthly payments of principal and interest through the maturity date of December 1, 2023.

Prepayments of the SVB Term Loan, in whole or in part, will be subject to early termination fees in an amount equal to 3.0% of principal prepaid if prepayment occurs on or prior to the first anniversary of the Closing Date, 2.0% of principal prepaid in prepayment occurs after the first anniversary of the Closing Date but on or prior to the second anniversary of the Closing Date, and 1.0% of principal prepaid if prepayment occurs after the second anniversary of the Closing Date and prior to the maturity date.

Upon termination of the Loan Agreement, the Company is required to pay a final fee equal to 8.00% of the principal amount of the SVB Term Loan.

The Company’s obligations under the Loan Agreement are secured by a security interest in substantially all of its assets, excluding intellectual property (which is subject to a negative pledge). Additionally, the Company’s future subsidiaries, if any, may be required to become co-borrowers or guarantors under the Loan Agreement.

The Loan Agreement contains customary affirmative covenants and customary negative covenants limiting the Company’s ability and the ability of the Company’s subsidiaries, if any, to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The Company must also comply with a financial covenant requiring the Company to maintain unrestricted cash at an account with SVB of not less than the greater of (i) $12.5 million and (ii) an amount equal to six times the amount of the Company’s average monthly Cash Burn (as defined in the Loan Agreement) over the trailing three months.

The Loan Agreement also contains customary events of default relating to, among other things, payment defaults, breaches of covenants, a material adverse change, delisting of the Company’s common stock, bankruptcy and insolvency, cross defaults with certain material indebtedness and certain material contracts, judgments, and inaccuracies of representations and warranties. Upon an event of default, SVB may declare all or a portion of the Company’s outstanding obligations to be immediately due and payable and exercise other rights and remedies provided for under the agreement. During the existence of an event of default, interest on the obligations could be increased by 5.0%.

In connection with the Loan Agreement, the Company granted to SVB a warrant to purchase up to 643,413 shares of the Company’s common stock at a purchase price of $0.7771 per share. The warrant will expire on June 24, 2030 and may be exercised for cash or at the election of the holder on a cashless, net exercise basis. The fair value of the warrant on the date of issuance was approximately $0.4 million, determined using the Black-Scholes option-pricing model, and was recorded as a discount to the SVB Term Loan.

The Company recognized approximately $1.3 million of debt discount associated with the SVB Term Loan, resulting from fees and debt issuance costs, inclusive of the fair value of warrants issued, in Long-term debt, net in the accompanying condensed consolidated balance sheets as of June 30, 2020. Amortization of the debt discount associated with the SVB Term Loan was $3,389 for both the three and six months ended June 30, 2020 and was included in interest expense in the accompanying condensed consolidated statements of operations.

The remaining principal repayments due under the SVB Term Loan as of June 30, 2020 are as follows for each fiscal year:

2020	$-
2021	2,000,000
2022	4,000,000
2023	4,000,000
Total SVB Term Loan payments	10,000,000
Less discount and deferred financing costs	(1,323,255)
Plus final fee premium	800,000
Total SVB Term Loan, net	$9,476,745

Paycheck Protection Program Loan

On April 21, 2020, the Company received proceeds from a loan in the amount of $1,717,000 (the “PPP Loan”) from SVB, as lender, pursuant to the Paycheck Protection Program (“PPP”) of the CARES Act. The PPP Loan is evidenced by a promissory note (the

“Note”), which contains customary events of default relating to, among other things, payment defaults and breaches of representations, warranties or terms of the PPP Loan documents.

The PPP Loan matures on April 21, 2022 and bears interest at an annual rate of approximately 1%. Beginning on March 21, 2021, the Company is required to make 14 equal monthly payments of principal and interest. The PPP Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The proceeds from the PPP Loan may only be used for payroll costs (including benefits), rent and utility obligations, and interest on certain of the Company’s other debt obligations.

All or a portion of the PPP Loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon application by the Company beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the 24-week (or eight-week period at the Company’s option) beginning on the date of loan approval. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if the Company’s full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal and interest. The Company intends to apply for allowable PPP Loan forgiveness. However, there can be no assurance given that the Company will obtain forgiveness of the PPP Loan in whole or in part. In order to apply for the PPP Loan, the Company certified that, among other things, the current economic uncertainty made the PPP Loan request necessary to support its ongoing operations. In addition, PPP loans under the CARES Act may be subject to certain rules, regulations and Standard Operating Procedures (“SOPs”) applicable to the SBA’s Section 7(a) Loan Program, which includes PPP loans under the CARES Act. The interpretation and applicability of these rules, regulations and SOPs in unclear, as some of them have not been referenced in the CARES Act itself or in the guidance and interpretations issued by the SBA to date. If it is determined that the Company was not eligible to receive the PPP Loan, or that the Company has not adequately complied with the rules, regulations and SOPs applicable to the SBA’s Section 7(a) Loan Program, the Company could be subject to penalties and could be required to repay the PPP Loan in its entirety. If the Company were required to repay the PPP Loan in its entirety, the Company’s liquidity would be reduced.

Insurance Note

On April 27, 2020, the Company entered into a commercial financing agreement to extend the payment period related to its director and officer insurance policy (the “Insurance Note”). The Insurance Note required a down payment to be made upon signing the agreement equal to approximately $0.2 million. The remaining unpaid premium balance of $0.7 million has been financed at an annual rate of 3.61% and is being repaid beginning on June 6, 2020, in nine equal monthly payments of principal and interest. The Insurance Note contains customary events of default relating to, among other things, payment defaults and breaches of representations, warranties or terms of the Insurance Note documents. The Insurance Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

Note 9. Revenue from Contracts with Customers

Product and Product-related Services Revenue

The Company had product and product-related services revenue consisting of revenue from the sale of instruments and consumables and the use of the HTG EdgeSeq proprietary technology to process samples and design custom RUO assays for the three and six months ended June 30, 2020 and 2019 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Product revenue:
Instruments	$257,029	$545,699	$491,654	$686,115
Consumables	781,304	759,470	1,327,243	1,160,288
Total product revenue	1,038,333	1,305,169	1,818,897	1,846,403
Product-related services revenue:
Custom RUO assay design	343,284	1,481,318	972,466	1,849,177
RUO sample processing	346,909	1,637,881	925,300	3,391,293
Total product-related services revenue	690,193	3,119,199	1,897,766	5,240,470
Total product and product-related services revenue	$1,728,526	$4,424,368	$3,716,663	$7,086,873

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

Custom RUO Assay Design and Related Agreements

The Company enters into custom RUO assay design agreements that may generate up-front fees and subsequent payments that might be earned upon completion of design process phases. The Company measures progress toward complete satisfaction of its performance obligation to perform custom RUO assay design using an output method based on the costs incurred to date compared with total expected costs, as this is representative of the delivery of outputs under the arrangements and the best measure of progress. However, because in most instances the assay design fees are contingent upon completion of each phase of the design project and the decision of the customer to proceed to the next phase, the amount to be included in the transaction price and recognized as revenue is limited to that which the customer is contractually obligated to pay upon completion of that phase, which is when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Changes in estimates of total expected costs are accounted for prospectively as a change in estimate. From period to period, custom RUO assay design service revenue can fluctuate substantially based on the completion of design-related phases.

The Company did not recognize any custom RUO assay design revenue from performance obligations that were satisfied in previous periods for either the three and six months ended June 30, 2020, compared with $0 and $68,820 for the three and six months ended June 30, 2019, respectively.

Collaborative Development Services Revenue

The Company enters into collaborative development services agreements with biopharmaceutical companies for the development of NGS-based companion diagnostic assays in support of and in conjunction with, biopharmaceutical companies’ drug development programs. These collaborative development services agreements may generate upfront fees, and in some cases subsequent milestone payments that may be earned upon completion of certain product development milestones or activities. The Company follows ASC 606, Revenue from Contracts with Customers and ASC 808, Collaborative Arrangements to determine the appropriate recognition of revenue under our collaborative research, development and commercialization agreements that contain multiple elements. For the three and six months ended June 30, 2020 and 2019, collaborative development services revenue was generated through statements of work entered into under the Governing Agreement with QML as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Collaborative development services	$234,768	$1,371,952	$472,105	$1,912,272

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

The initial-phase investigational-use-only (“IUO”) development activities under SOW Two and the first three amendments related to next phases, which include the use of the IUO assay developed in the initial-phase in a retrospective clinical trial and in additional disease indications, have been completed. The fourth amendment of SOW Two, effective as of February 5, 2019, contemplates the use of the IUO assay in multiple biopharmaceutical company clinical trials and additional development activities which could potentially be included in a future companion diagnostic regulatory submission. As of June 30, 2020, development activities agreed upon in the fourth amendment are ongoing and expected to be completed in the third quarter of 2020.

Revenue of approximately $0.2 million and $0.5 million inclusive of SOW Two Monthly Fees and $0 and $50,000 of SOW Two profit-sharing payments has been included in collaborative development services revenue in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2020, respectively. Revenue of approximately $1.3 million and $1.6 million, inclusive of SOW Two Monthly Fees and approximately $0.3 million of SOW Two profit-sharing payments for both the three and six months ended June 30, 2019, has been included in collaborative development services revenue in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2019, respectively. Accounts receivable relating to SOW Two of $80,465 and $171,298 remained in the accompanying condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively. Costs relating to development activities conducted by the Company pursuant to SOW Two of approximately $0.2 million and $0.4 million have been included in research and development expense in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2020, respectively, compared with approximately $0.9 million and $1.1 million for the three and six months ended June 30, 2019, respectively.

Statement of Work No. Three

In January 2018, the Company and QML entered into a third statement of work under the Governing Agreement (“SOW Three”) and amended SOW Three in September 2018. SOW Three relates to development activities for an NGS-based clinical-trial assay (“SOW Three Project”) in connection with a sponsor project agreement between QML and a pharmaceutical company (“Pharma Three”). Initial assay development activities under SOW Three have been completed, and the first amendment to SOW Three provides for the development of an IUO assay, subsequent retrospective testing of clinical trial samples, design verification and, subject to satisfactory achievement of relevant performance and regulatory milestones, regulatory submissions in the United States and European Union necessary for the commercialization of a companion diagnostic for a corresponding Pharma Three drug. As of June 30, 2020, the Company and QML are on hold pending customer decision as to whether to proceed with next phase contract activities.

There was no revenue recognized, or development costs incurred relating to SOW Three for the three and six months ended June 30, 2020. For the three and six months ended June 30, 2019, revenue of $47,668 and $330,289 reflecting SOW Three Monthly Fees has been included in collaborative development services revenue in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2019, respectively. Accounts receivable relating to SOW Three of $0 and $760,274 remained in the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively. Costs relating to development activities conducted by the Company pursuant to SOW Three of $51,871 and $270,446 have been included in research and development expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2019, respectively.

Contract Liabilities

The Company receives up-front payments from customers for custom RUO assay design services, and occasionally for sample processing services. Payments for instrument extended warranty contracts are made in advance as are payments for certain agreed-upon capital purchases required for collaborative development service projects. The Company recognizes such up-front payments as a contract liability. The contract liability is subsequently reduced at the point in time that the data file is delivered for sample processing services or as the Company satisfies its performance obligations over time for RUO assay design, collaborative development and extended warranty services. Contract liabilities of approximately $0.5 million and $0.6 million were included in contract liabilities – current and other non-current liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively. The Company expects approximately $0.4 million of deferred revenue to be realized within the next 12 months and the remaining $0.1 million to be realized prior to December 31, 2021.

Changes in the Company’s contract liability were as follows as of the dates indicated:

	Product Revenue	Custom RUO Assay Design	Sample Processing	Total Contract Liability
Balance at January 1, 2020	$95,148	$66,216	$438,090	$599,454
Deferral of revenue	273,829	337,035	67,729	678,593
Recognition of deferred revenue	(272,653)	(403,251)	(55,971)	(731,875)
Balance at June 30, 2020	$96,324	$—	$449,848	$546,172

	Product Revenue	Custom RUO Assay Design	Sample Processing	Total Contract Liability
Balance at January 1, 2019	$116,547	$50,000	$244,400	$410,947
Deferral of revenue	113,038	466,885	475,778	1,055,701
Recognition of deferred revenue	(101,419)	(424,434)	(185,352)	(711,205)
Balance at June 30, 2019	$128,166	$92,451	$534,826	$755,443

Note 10. Other Agreements

NuvoGen Obligation

Pursuant to the Company’s asset purchase agreement with NuvoGen Research, LLC (“NuvoGen”), as amended, the Company is obligated to pay NuvoGen the greater of $400,000 or 6% of annual revenue until the obligation is paid in full. In addition to fixed quarterly payments of $100,000, revenue-based payments of $17,798 and $187,997 were payable as of June 30, 2020 and December 31, 2019, respectively. There have been no significant modifications to the terms and conditions of the Company’s NuvoGen obligation since the disclosures made in Part II, Item 8, Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2020.

Remaining minimum payments to be made in 2020 include $17,798 of revenue-based payments payable as of June 30, 2020 and an estimate of the additional revenue-based payment to be made in the fourth quarter of 2020 relating to revenue generated in the third quarter of 2020, estimated using actual revenue generated in the same quarter in 2019. Minimum payments to be made in 2021 include an estimate of additional revenue-based payments to be made in the first and second quarters of 2021 relating to revenue generated in the fourth quarter of 2020 and in the first quarter of 2021, estimated using revenue generated in the same quarters in 2019 and 2020. Minimum payments for the remaining periods include only the minimum quarterly payments to be made in each year. Actual payments could vary from what is shown in the table, to the extent that 6% of the Company’s annual revenue in 2021 and beyond exceeds $400,000.

The remaining minimum payments to be made to NuvoGen as of June 30, 2020 are as follows for each fiscal year:

2020	$442,085
2021	621,525
2022	400,000
2023	400,000
2024	400,000
2025 and beyond	2,873,564
Total NuvoGen obligation payments	5,137,174
Plus interest accretion	85,655
Total NuvoGen obligation, net	$5,222,829

The Company has recorded the obligation at the estimated present value of the future payments using a discount rate of 2.5%, the Company’s estimate of its effective borrowing rate for similar obligations. The unamortized debt discount was $(85,655) and $(92,311) at June 30, 2020 and December 31, 2019, respectively. Discount accreted during the three and six months ended June 30, 2020 was $(3,226) and $(6,656), respectively, compared with $(3,069) and $(6,483) for the three and six months ended June 30, 2019, respectively.

Other Agreements

There have been no significant modifications or financial events relating to the development agreement entered into by the Company with Illumina, Inc. since the disclosures made in Part II, Item 8, Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2020.

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

In connection with the Securities Purchase Agreement (see Note 13), the Company issued and sold an aggregate of 5,411,687 pre-funded warrants exercisable for an aggregate of 5,411,687 shares of common stock. The total exercise price of the pre-funded warrants is $0.65 per share, $0.64 of which was pre-funded and paid to the Company upon issuance of the pre-funded warrants. The remaining exercise price of the pre-funded warrants is $0.01 per share. In March 2020, 3,176,762 of the pre-funded warrants were exercised for proceeds of $31,768. The remaining pre-funded warrants are immediately exercisable and do not expire. As the remaining shares underlying the pre-funded warrants are issuable for nominal consideration of $0.01 per share, 2,234,925 unexercised pre-funded warrants were considered outstanding for purposes of the calculation of loss per share, as of the three and six months ended June 30, 2020.

The following outstanding options, warrants, restricted stock units and debt conversion option were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Six Months Ended June 30,
	2020	2019
Options to purchase common stock	3,990,734	2,334,272
Common stock warrants	880,328	236,915
Restricted stock units	169,677	254,580
QNAH convertible note	-	788,971

Note 12. Warrants

In connection with certain of its redeemable convertible preferred stock issuances, convertible debt financings and other financing arrangements, the Company has issued warrants for shares of its common stock and various issues of its redeemable convertible preferred stock, which have since been converted to common stock warrants.

In September 2019, in connection with the Securities Purchase Agreement (see Note 13), the Company issued and sold an aggregate of 5,411,687 pre-funded warrants exercisable for an aggregate of 5,411,687 shares of common stock. The total exercise price of the pre-funded warrants is $0.65 per share, $0.64 of which was pre-funded and paid to the Company upon issuance of the pre-funded warrants. The remaining exercise price of the pre-funded warrants is $0.01 per share. In March 2020, 3,176,762 of the pre-funded warrants were exercised for proceeds of $31,768. As of June 30, 2020, the remaining pre-funded warrants remain outstanding and are exercisable by the holders at any time.

In connection with the SVB Term Loan Agreement (see Note 8), the Company granted to SVB a warrant to purchase up to 643,413 shares of the Company’s common stock at a purchase price of $0.7771 per share. The warrant will expire on June 24, 2030 and may be exercised for cash or at the election of the holder on a cashless, net exercise basis.

The following table shows the common stock warrants outstanding as of June 30, 2020:

Warrant Issuance Date	Shares of Common Stock Underlying Warrants	Exercise Price/Share	Expiration Date
August 2014	28,713	$23.51	2024
December 2014	144,772	14.00	2022
March 2016	45,307	2.76	2026
March 2018	18,123	7.73	2028
September 2019	2,234,925	0.01	N/A
June 2020	643,413	0.7771	2030

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

During the six months ended June 30, 2020, the Company sold 6,483,776 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of approximately $4.0 million. After deferred offering costs included as non-current assets in the condensed balance sheets as of December 31, 2019 of approximately $0.1 million and paying sales commissions owed in connection with the ATM Offering of $0.1 million, the Company’s aggregate net proceeds for the six months ended June 30, 2020 were approximately $3.8 million.

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

Each share of Series A Preferred is convertible into 100 shares of the Company’s common stock, subject to proportional adjustment and beneficial ownership limitations. In June 2020, certain of the Investors elected to convert 27,500 shares of Series A Preferred to common stock in the aggregate, resulting in the issuance of 2,750,000 shares of the Company’s common stock. The remaining 23,770 Series A Preferred shares remain outstanding as of June 30, 2020. In the event of the Company’s liquidation, dissolution or winding up, holders of Series A Preferred will participate pari passu with any distribution of proceeds to holders of the Company’s common stock. Holders of Series A Preferred are entitled to receive dividends on shares of Series A Preferred equal (on an as converted to common stock basis) to and in the same form as dividends actually paid on the Company’s common stock. Shares of Series A Preferred generally have no voting rights, except as required by law.

LP Purchase Agreement

On March 24, 2020, the Company entered into a purchase agreement ("LP Purchase Agreement") with Lincoln Park Capital Fund, LLC ("Lincoln Park"), pursuant to which, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right to sell to Lincoln Park up to $20.0 million of shares of its common stock (“Purchase Shares”) from time to time over the 36-month term of the LP Purchase Agreement. The purchase price of the Purchase Shares will be based on recent closing prices of the Company’s common stock at the time of sale. The Company issued Lincoln Park an aggregate of 615,384 shares of its common stock as consideration for their purchase commitment pursuant to the LP Purchase Agreement. The Company did not receive cash proceeds from the issuance of such shares. The value of this commitment consideration, as well as related transaction costs of $0.1 million have been included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2020. No such expense was included in the accompanying condensed financial statements for the three and six months ended June 30, 2019. No shares have been sold under the LP Purchase Agreement as of June 30, 2020.

Stock-based Compensation

A summary of the Company’s stock option activity for the six months ended June 30, 2020 is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2019	2,904,898	$2.37	8.0	$781
Granted	1,347,500	0.69
Exercised	-	-		$-
Forfeited	(212,860)	1.79
Expired/Cancelled	(48,804)	3.42
Balance at June 30, 2020	3,990,734	$1.82	8.1	$54,750
Exercisable at June 30, 2020	2,046,557	$2.27	7.0	$13,038

As of June 30, 2020, total unrecognized compensation cost related stock option awards was approximately $1.8 million, which is expected to be recognized over approximately 1.76 years.

The following table summarizes restricted stock unit (“RSU”) award activity for the six months ended June 30, 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2019	223,745	$2.91
Granted	22,500	0.75
Released	(59,693)	2.66
Forfeited	(16,875)	3.04
Balance at June 30, 2020	169,677	$2.70
Vested and unissued at June 30, 2020	23,126	$2.73

Vested and unissued awards at June 30, 2020 represents RSU awards for which the vesting date was June 30, 2020, but for which issuance of the awards occurred in July 2020. As of June 30, 2020, the total unrecognized compensation cost related to RSU awards was approximately $0.4 million, which is expected to be recognized over approximately 1.87 years.

Stock-based compensation expense recorded in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Selling, general and administrative	$338,063	$217,195	$696,075	$399,176
Research and development	24,913	58,234	83,418	106,684
Cost of product and product-related services revenue	3,904	11,903	8,058	22,718
	$366,880	$287,332	$787,551	$528,578

Note 14. Leases

Operating Leases

The Company leases office space and equipment under agreements classified as operating leases that expire on various dates through 2023. The Company’s most significant active leases as of June 30, 2020 are for office and manufacturing space in Tucson, Arizona, which expire in 2021. The Company also leases a development laboratory space in San Carlos, California, which expires in 2023. The Company’s leases do not include any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right-of-use assets as the Company is not reasonably certain to exercise the options. Annual rent increases are included in the calculation of the operating lease right-of-use assets. Variable expenses generally represent the Company’s share of the landlord’s operating expenses and are recorded when incurred. Incremental borrowing rates used to discount future lease payments in calculating lease liabilities were estimated by reference to the rate on the Company’s existing debt, as this represents the cost of borrowing for secured loans of similar duration. The Company does not have any operating lease arrangements where it acts as a lessor.

In the first quarter of 2020 the Company closed its applications laboratory in Sausheim, France and, as a result, $21,096 of operating right-of-use assets related to the abandonment of the laboratory were written off to selling, general and administrative expense during the six months ended June 30, 2020.

The components of lease cost for operating leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating leases
Operating lease cost	$182,649	$164,550	$387,876	$260,731
Variable lease cost	43,706	31,807	53,162	53,258
Operating lease expense	226,355	196,357	441,038	313,989
Short-term lease rent expense	—	—	—	1,497
Total rent expense	$226,355	$196,357	$441,038	$315,486

The table below summarizes other information related to the Company’s operating leases:

	Six Months Ended June 30,
	2020	2019
Operating cash flows for operating leases	$439,518	$338,089
Establishment of operating lease liabilities arising from obtaining right-of-use assets	$21,078	$1,927,652
Weighted-average remaining lease term – operating leases	2.0	2.7
Weighted-average discount rate – operating leases	9.6%	9.6%

As of June 30, 2020, remaining maturities of our operating leases, excluding short-term leases, are as follows:

2020	$441,781
2021	352,243
2022	281,232
2023	70,848
Total	1,146,104
Less present value discount	(108,628)
Operating lease liabilities, net	$1,037,476

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

The components of lease cost for financing leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Financing leases
Amortization of right-of-use assets	$11,480	$12,084	$23,998	$26,780
Interest on lease liability	2,347	1,823	4,982	3,969
Total financing lease cost	$13,827	$13,907	$28,980	$30,749

The table below summarizes other information related to the Company’s financing leases:

	Six Months Ended June 30,
	2020	2019
Weighted-average remaining lease term – financing leases	3.6	2.2
Weighted-average discount rate – financing leases	9.77%	9.77%

As of June 30, 2020, remaining maturities of our financing leases are as follows:

2020	$22,245
2021	28,355
2022	20,716
2023	18,396
2024	16,080
Total	105,792
Less present value discount	(16,829)
Financing lease liabilities, net	$88,963

At June 30, 2020, the Company had financing lease liabilities net of discount of $88,963, of which $30,983 was included in other current liabilities and $57,980 was included in other non-current liabilities, and financing right-of-use assets of $85,598, which were included in property and equipment, net, in the accompanying condensed consolidated balance sheet.

Note 15. Commitments and Contingencies

Legal Matters

The Company’s industry is characterized by frequent claims and litigation, including claims regarding intellectual property and product liability. As a result, the Company may be subject to various legal proceedings from time to time. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. Any current litigation is considered immaterial and counter claims have been assessed as remote.

Product Warranty

The following is a summary of the Company’s general product warranty liability, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets as of the dates indicated. Expense relating to the recording of this reserve is recorded in cost of product and product-related services revenue within the accompanying condensed consolidated statements of operations.

	Six Months Ended June 30,
	2020	2019
Beginning balance	$94,482	$63,461
Cost of warranty claims	(12,056)	(36,434)
Increase in warranty reserve	7,964	47,612
Ending balance	$90,390	$74,639

Note 16. Subsequent Events

ATM Offering

From July 1 through August 7, 2020, the Company sold 3,594,196 shares of its common stock at then-market prices under the ATM Offering for gross proceeds of approximately $2.4 million. After paying sales commissions owed in connection with the ATM Offering, the Company’s aggregate net proceeds were approximately $2.3 million.

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
•

our ability to develop new technologies to expand our product offerings, including direct-target sequencing for detection of mutations from expressed RNA (such as single-point mutations and gene rearrangements, including gene fusions and insertions);

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

Overview

We are a commercial stage RNA platform-based life sciences company focused on advancing the promise of precision medicine. Our product and service solutions are based on our proprietary next-generation HTG EdgeSeq technology that enables targeted RNA profiling using a small amount of biological sample, in liquid or solid forms. Our menu of HTG EdgeSeq assays is automated on our HTG EdgeSeq platform, which applies genomic sequencing tools that generate gene expression data in a timely manner utilizing a simplified workflow for customers. We seek to leverage key business drivers in molecular profiling for biomarker analysis and diagnostics, including the acceleration of precision medicine, the migration of molecular testing to NGS-based applications, the movement to smaller and less invasive biopsies, the need for greater diagnostic sensitivity, the need to conform to challenging healthcare economics and the need for automation and an easily deployable workflow, including simplified bioinformatics. For example, these capabilities enable customers to extend the use of limited biological samples for retrospective analysis, gaining further understanding of the molecular drivers of disease with the goal of developing biomarker-driven targeted therapies. We also believe our HTG EdgeSeq technology can be used as a platform technology in clinical applications that will simplify, consolidate and reduce the cost of NGS-based diagnostic workflows and in commercialized companion diagnostic (“CDx”) tests.

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

Profiling product and product-related services revenue includes customer purchases of our HTG EdgeSeq instrument and related assay kits, design of custom RUO assay kits for customers and the use of our HTG EdgeSeq instrument and RUO assay kits to process samples on the customer’s behalf in our VERI/O laboratory. In addition, we sell two internally developed proprietary CE/IVD marked assays, including our HTG EdgeSeq DLBCL Cell of Origin Assay EU and HTG EdgeSeq ALKPlus Assay EU. Several additional diagnostic tests are in early stage development in collaboration with our European customers. Our team of field-based and support services employees throughout Europe facilitate our ability to generate product revenue in Europe and to improve our responsiveness to customer needs in that region. While we have closed our applications laboratory in Sausheim, France, we continue to perform sample processing and collaborative development services for our global customer base in our VERI/O laboratory in the United States.

Collaborative development revenue relates to services performed using our HTG EdgeSeq proprietary technology to develop, seek regulatory approval for and commercialize companion diagnostic assays for biopharmaceutical drug candidates and corresponding therapeutics. Collaborative development services revenue generated to date has been generated primarily pursuant to the Master Assay Development, Commercialization and Manufacturing Agreement between us and QIAGEN Manchester Limited (“QML”) dated November 2016 (the “Governing Agreement”). These services, as well as our laboratory services, are currently consumed by our customers primarily through a services-oriented model. However, we anticipate that this will be a catalyst toward a product-based strategy as an increase in our menu of diagnostic panels is expected to result in increased demand for our instrument and consumables products in individual laboratories and customer locations. In November 2019, we terminated the Governing Agreement, effective immediately, as a result of QML’s failure to successfully develop an in vitro diagnostic (“IVD”) version of its GeneReader sequencing platform for development of diagnostic assays. Our termination of the Governing Agreement did not terminate active statements of work under the Governing Agreement. On a going-forward basis, we expect to enter into additional collaborative development services arrangements directly with biopharmaceutical company customers, which we believe will improve our economics from these arrangements and not limit the sequencer platform used for development.

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

In March 2020, the World Health Organization announced that a new strain of coronavirus originating in Wuhan, China had become a pandemic. The full impact of the COVID-19 pandemic on our operations continues to evolve as of the date of this report. The full impact on our financial condition, liquidity and future results of operations remains fluid and uncertain. We experienced a significant slowing of product and product-related services revenue generation beginning in March 2020 and we believe this period of reduced revenue will continue through at least the remainder of 2020 due to disruptions to our customers’ businesses as a result of the pandemic. We have also experienced limited delays in our development efforts as a result of stay-at-home orders and our efforts to prioritize the safety of our employees during this pandemic. However, key development milestones have been met for the first half of 2020 and high priority development efforts have continued, including extensive experiment study planning and analysis, despite operational challenges including more limited activity in our wet labs. We believe the COVID-19 pandemic will continue to impact our productivity, supply chains, distribution networks and other areas of our operation as the pandemic continues to disrupt our business and the businesses of our vendors, partners and customers.

On April 21, 2020, we received proceeds from a loan in the amount of $1,717,000 (the “PPP Loan”) from Silicon Valley Bank (“SVB”), as lender, pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 21, 2022 and bears interest at an annual rate of approximately 1%. Beginning on March 21, 2021, we are required to make 14 equal monthly payments of principal and interest. We may prepay the PPP Loan at any time prior to maturity with no prepayment penalties.

In June 2020, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”), as lender, which provides a secured term loan in the principal amount of $10.0 million (the “SVB Term Loan”). The proceeds from the SVB Term Loan were fully funded on the June 25, 2020, and were used, together with cash on hand, to repay in full all outstanding amounts and fees due under the MidCap Credit Facility and the QNAH Convertible Note (see Note 8 to our condensed consolidated financial statements included elsewhere in this report). The SVB Term Loan bears interest at a floating rate equal to the greater of 2.50% above the Prime Rate (as defined in the Loan Agreement) and 5.75%. Interest on the SVB Term Loan is due and payable monthly in arrears. The SVB Term Loan has interest-only payments through June 30, 2021. The interest only period may be extended for six months upon the achievement of an equity milestone as more fully described in the Loan Agreement. The ultimate interest-only period will be followed by equal monthly payments of principal and interest through the maturity date of December 1, 2023.

We have incurred significant losses since our inception, and we have never been profitable. We incurred net losses of $5.7 million and $11.2 million for the three and six months ended June 30, 2020, respectively, and $4.8 million and $10.2 million for the three and six months ended June 30, 2019, respectively and had an accumulated deficit of approximately $181.5 million as of June 30, 2020. As of June 30, 2020, we had available cash and cash equivalents totaling approximately $21.0 million, investments in short-term corporate and government debt securities totaling $11.9 million, current liabilities of approximately $4.9 million and long-term liabilities of approximately $15.7 million, primarily attributable to our SVB Term Loan and NuvoGen obligations. We believe that our existing resources will be sufficient to fund our planned operations and expenditures for at least the next 12 months from the issuance of the condensed consolidated financial statements included elsewhere in this report. However, we will need to raise additional capital to fund our operations and service our near and long-term debt obligations until our revenue reaches a level sufficient to provide for self-sustaining cash flows. There can be no assurance that additional capital will be available on acceptable terms, or at all, or that our revenue will reach a level sufficient to provide for self-sustaining cash flows. Further, we cannot provide assurances that our operating plans will not require changes as the result of the COVID-19 pandemic or other impacts or that these changes will not result in the depletion of our capital resources more rapidly than we currently anticipate.

Results of Operations

Comparison of the three and six months ended June 30, 2020 and 2019

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Revenue:
Product and product-related services	$1,728,526	$4,424,368	$(2,695,842)	(61%)	$3,716,663	$7,086,873	$(3,370,210)	(48%)
Collaborative development services	234,768	1,371,952	(1,137,184)	(83%)	472,105	1,912,272	(1,440,167)	(75%)
Total revenue	1,963,294	5,796,320	(3,833,026)	(66%)	4,188,768	8,999,145	(4,810,377)	(53%)
Operating expenses:
Cost of product and product-related services revenue	974,642	2,508,371	(1,533,729)	(61%)	1,990,134	4,553,898	(2,563,764)	(56%)
Selling, general and administrative	4,255,485	4,740,710	(485,225)	(10%)	8,930,748	9,141,576	(210,828)	(2%)
Research and development	1,732,776	3,253,639	(1,520,863)	(47%)	3,659,051	5,328,387	(1,669,336)	(31%)
Total operating expenses	6,962,903	10,502,720	(3,539,817)	(34%)	14,579,933	19,023,861	(4,443,928)	(23%)
Operating loss	(4,999,609)	(4,706,400)	(293,209)	6%	(10,391,165)	(10,024,716)	(366,449)	4%
Loss on extinguishment of MidCap Credit Facility	(522,394)	—	(522,394)	100%	(522,394)	—	(522,394)	100%
Other income (expense)	(182,757)	(84,022)	(98,735)	118%	(243,923)	(136,552)	(107,371)	79%
Net loss before income taxes	$(5,704,760)	$(4,790,422)	$(914,338)	19%	$(11,157,482)	$(10,161,268)	$(996,214)	10%

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

Total revenue decreased by 66% and 53% to $2.0 million and $4.2 million for the three and six months ended June 30, 2020, respectively, compared with $5.8 million and $9.0 million for the three and six months ended June 30, 2019, respectively. The decrease in total revenue for the six months ended June 30, 2020 compared with the six months ended June 30, 2019 reflects the lower revenue generation in the first half of 2020 impacted by the closure of our customers’ facilities due to the COVID-19 pandemic. This resulted in our limited ability to ship instruments and consumables to their facilities and their limited ability to prepare and ship samples to our VERI/O laboratory. In some geographies, especially at our global academic medical center customers’ sites, we have seen some operations returning to work, at least on a limited capacity toward the end of the second quarter of 2020. In other areas, such as large biopharmaceutical companies, the reopening process has been slower than anticipated as our customers remain cautious about reopening their facilities due to continued increases in COVID-19 infection rates. Our customers’ laboratories are operating with limited resources in certain cases, and are prioritizing other clinical programs in the near term, impacting our revenue. While we cannot be certain of the ultimate impact the COVID-19 pandemic will have on our business and that of our customers, we anticipate the generation of our product and product-related services revenue will resume in future periods if our and our customers’ operations return to pre-COVID-19 levels.

Product and product-related services revenue

Product and product-related services revenue, which includes biomarker profiling revenue generated through the sale of our HTG EdgeSeq instruments and consumables and from services performed for customers in our VERI/O laboratory using our proprietary RUO technology, decreased to $1.7 million and $3.7 million for the three and six months ended June 30, 2020, respectively, compared with $4.4 million and $7.1 million for the three and six months ended June 30, 2019, respectively. Product and product-related services revenue represented 88% and 89% of our total revenue for the three and six months ended June 30, 2020, respectively, compared with 76% and 79% of total revenue for the three and six months ended June 30, 2019, respectively, and was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Product revenue:
Instruments	$257,029	$545,699	$491,654	$686,115
Consumables	781,304	759,470	1,327,243	1,160,288
Total product revenue	1,038,333	1,305,169	1,818,897	1,846,403
Product-related services revenue:
Custom RUO assay design	343,284	1,481,318	972,466	1,849,177
RUO sample processing	346,909	1,637,881	925,300	3,391,293
Total product-related services revenue	690,193	3,119,199	1,897,766	5,240,470
Total product and product-related services revenue	$1,728,526	$4,424,368	$3,716,663	$7,086,873

Product revenue generated from the sale of our HTG EdgeSeq instruments and RUO and CE/IVD assay kits decreased by 20% and 1% to $1.0 million and $1.8 million for the three and six months ended June 30, 2020, respectively, compared with $1.3 million and $1.8 million for the three and six months ended June 30, 2019, respectively. Product revenue represented 53% and 43% of our total revenue for the three and six months ended June 30, 2020, respectively, compared with 23% and 21% of our total revenue for the three and six months ended June 30, 2019, respectively. The decrease in product revenue in 2020 compared with 2019 reflects our limited to ship instruments and consumables to our customers’ facilities due to their facility closures resulting from the COVID-19 pandemic in the first half of 2020. We anticipate product revenue will be able to be generated in future periods when our and our customers’ operations are able to return to pre-COVID-19 levels.

Service revenue, consisting of RUO sample processing using our HTG EdgeSeq instruments and consumables in our VERI/O laboratory and custom RUO assay design, decreased 78% and 64% to $0.7 million and $1.9 million for the three and six months ended June 30, 2020, respectively, compared with $3.1 million and $5.2 million for the three and six months ended June 30, 2019, respectively. Service revenue represented 35% and 45% of our total revenue for the three and six months ended June 30, 2020, respectively, compared with 54% and 58% of our total revenue for the three and six months ended June 30, 2019, respectively. The decrease in service revenue for the three and six months ended June 30, 2020 compared with the same periods in 2019, primarily reflects a reduction in RUO sample processing revenue due to COVID-19-related delays in the receipt of samples for anticipated customer programs and high levels of subcontracted laboratory services in 2019 which did not recur in 2020. Although some of our customers began a return to work during the latter part of the second quarter of 2020, our larger biopharmaceutical company customers, who have historically represented the largest portion of our services business, have opted for a slower transition to resuming their onsite operations.

Collaborative development services revenue

Collaborative development services revenue includes services performed on biopharmaceutical company companion diagnostic development programs using our HTG EdgeSeq proprietary technology to develop, validate in clinical trials, seek regulatory approvals for and commercialize CDx assays for biopharmaceutical company therapeutics. Collaborative development services revenue, consisting of precision diagnostic program services performed for biopharmaceutical companies pursuant to our Governing Agreement with QML, decreased by 83% and 75% to approximately $0.2 million and $0.5 million for the three and six months ended June 30, 2020, respectively, compared with approximately $1.4 million and $1.9 million for the three and six months ended June 30, 2019, respectively. Collaborative development services revenue represented 12% and 11% of our total revenue for the three and six months ended June 30, 2020, respectively, compared with 24% and 21% of our total revenue for the three and six months ended June 30, 2019, respectively. These decreases reflect the continued completion of remaining contracted development tasks on our existing programs as we continue to await additional activity based on customer decision points and the lack of new collaborative development services programs entered into in 2019 or to this point in 2020. Though we continue to discuss potential new customer collaborations, we currently do not anticipate significant revenue from collaborative development services programs in 2020.

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

Cost of product and product-related services revenue decreased by 61% and 56% to $1.0 million and $2.0 million for the three and six months ended June 30, 2020, respectively, compared with $2.5 million and $4.6 million for the three and six months ended June 30, 2019, respectively. This overall decrease reflects the decrease in product and product-related services revenue for the three- and six-month periods ended June 30, 2020 compared with 2019. The decrease in cost of product and product-related services revenue as a percentage of product and product-related services revenue for the six-months ended June 30, 2020 compared with the same period in 2019 is primarily the result of lower margin subcontracted laboratory services relating to two large biopharmaceutical company customer programs in 2019.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of personnel costs for our sales and marketing, regulatory, legal, executive management and finance and accounting functions. The expenses also include third-party professional and consulting fees incurred by these functions, promotional expenses and facility and overhead costs for our administrative offices. Selling, general and administrative expenses decreased by 10% and 2% to $4.3 million and $8.9 million for the three and six months ended June 30, 2020, respectively, compared with $4.7 million and $9.1 million for the three and six months ended June 30, 2019, respectively. This decrease primarily reflects a decrease in trade show attendance and travel expenses in the first half of 2020 when compared with the same period in 2019, due to travel restrictions and curtailment of trade show activities related to the COVID-19 pandemic.

Research and development expenses

Research and development expenses represent amounts incurred to perform collaborative development services, costs to develop new proprietary panels and corresponding assays and costs to continue to develop and improve our HTG EdgeSeq platform. These expenses include payroll and related expenses, consulting expenses, laboratory supplies, facilities and equipment. Research and development costs are expensed as incurred. Research and development expenses decreased by 47% and 31% to $1.7 million and $3.7 million for the three and six months ended June 30, 2020, respectively, compared with $3.3 million and $5.3 million for the three and six months ended June 30, 2019, respectively. This decrease is primarily due the slowing or reduction of development programs associated with our biopharmaceutical customer companion diagnostic development programs in 2020 when compared with the same period in 2019. Development costs associated with these programs are included in research and development expense in our condensed consolidated statements of operations as the contracts are accounted for under the accounting guidance for collaborative arrangements. Costs relating to our collaborative development services revenue were approximately $0.4 million for the six months ended June 30, 2020 compared with $1.4 million for the six months ended June 30, 2019.

Cash Flows for the six months ended June 30, 2020 and 2019

          The following table summarizes the primary sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$(8,383,784)	$(8,766,885)
Investing activities	13,355,330	12,790,234
Financing activities	5,149,029	(637,678)
Effect of exchange rate on cash	3,805	(4,682)
Increase in cash, cash equivalents and restricted cash	$10,124,380	$3,380,989

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 was $8.4 million compared with $8.8 million for the six months ended June 30, 2019. Net cash used in operating activities for the six months ended June 30, 2020 reflected (i) a net loss of $11.2 million; (ii) net non-cash items of $2.6 million, consisting primarily of stock-based compensation of $0.8 million, depreciation and amortization of $0.7 million, loss on extinguishment of MidCap Credit Facility of $0.5 million, and amortization of right-of-use assets of $0.3 million ; and (iii) a net cash inflow from changes in balances of operating assets and liabilities of $0.2 million. This net cash inflow was primarily due to a decrease in accounts receivable due to collection of year-end accounts receivable, partially offset by a decrease in accounts payable and accrued liabilities as a result of the payment of annual performance-based bonuses and other fourth quarter 2019 liabilities in the first quarter 2020.

Net cash used in operating activities for the six months ended June 30, 2019 was $8.8 million. Net cash used in operating activities for the six months ended June 30, 2019 reflected (i) a net loss of $10.2 million; (ii) net non-cash items of $1.3 million, consisting primarily of depreciation and amortization of $0.6 million and stock-based compensation of $0.5 million; and (iii) a net cash inflow from changes in balances of operating assets and liabilities of $0.1 million. This net cash inflow was primarily due to an increase in accounts receivable and accounts payable relating to third-party subcontracted services for customer programs in the second quarter of 2019, partially offset by a decrease in accrued liabilities as a result of the payment of annual performance-based bonuses in the first quarter of 2019.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2020 was $13.4 million compared with $12.8 million for the six months ended June 30, 2019 and was comprised primarily of maturities of available-for-sale securities of $18.0 million, partially offset by purchases of available-for-sale securities of $4.3 million.

Net cash provided by investing activities for the six months ended June 30, 2019 was $12.8 million. Net cash provided by investing activities for the six months ended June 30, 2019 consisted primarily of maturities of available-for-sale securities of $22.4 million, partially offset by purchases of available-for-sale securities of $9.3 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 was $5.1 million compared with net cash used in financing activities for the six months ended June 30, 2019 of $0.6 million and consisted primarily of $3.8 million in net proceeds from our ATM Offering, $1.7 million in proceeds from our PPP Loan, $0.6 million in proceeds from our Series A convertible preferred stock private placement, partially offset by $0.4 million of payments made on our outstanding NuvoGen obligation.

Net cash used in financing activities for the six months ended June 30, 2019 was $0.6 million. This activity for the six months ended June 30, 2019 consisted primarily of $0.7 million of payments made on our outstanding NuvoGen obligation, partially offset by $0.2 million of proceeds from the exercise of stock options and from shares purchased under our stock purchase plans.

Liquidity and Capital Resources

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock, the incurrence of debt and cash received from product sales, services revenue and other income. As of June 30, 2020, we had $32.9 million in cash, cash equivalents and investments in short-term available-for-sale securities, and $17.5 million of liabilities outstanding relating to our SVB Term Loan, NuvoGen and PPP Loan obligations and our financing and operating leases.

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

In November 2019, we entered into a Controlled Equity Offering Sales Agreement (the Cantor Sales Agreement”) with Cantor as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor, shares of our common stock by any method deemed to be an “at the market offering” as defined by rule 415(a)(4) under the Securities Act (the “ATM Offering”). The shares will be offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-229045). We have offered and sold 6,483,776 shares of our common stock under the ATM Offering through June 30, 2020 for net proceeds of $3.8 million. As of June 30, 2020, we are permitted to sell up to approximately $11.2 million of additional shares of our common stock in the ATM Offering.

In February 2020, we sold an aggregate of 10,170 shares of our Series A convertible preferred stock to accredited investors for aggregate gross proceeds of approximately $600,000, and transaction costs of approximately $37,000. Each share of Series A Preferred is convertible into 100 shares of the Company’s common stock, subject to proportional adjustment and beneficial ownership limitations. In June 2020, the investors elected to convert 27,500 shares of Series A Preferred to common stock, resulting in the issuance of 2,750,000 shares of the Company’s common stock. The remaining Series A Preferred shares remain outstanding as of June 30, 2020. In the event of our liquidation, dissolution or winding up, holders of Series A Preferred will participate pari passu with any distribution of proceeds to holders of our common stock. Holders of Series A Preferred are entitled to receive dividends on shares of Series A Preferred equal (on an as converted to common stock basis) to and in the same form as dividends actually paid on our common stock. Shares of Series A Preferred generally have no voting rights, except as required by law.

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

In April 2020, we received the proceeds from the PPP Loan in the amount of $1,717,000 from SVB, as lender, pursuant to the Paycheck Protection Program of the CARES Act. The PPP Loan matures on April 21, 2022 and bears interest at an annual rate of approximately 1%. Beginning on March 21, 2021, we are required to make 14 equal monthly payments of principal and interest. We may prepay the PPP Loan at any time prior to maturity with no prepayment penalties.

On June 24, 2020, we entered into the Loan Agreement in the principal amount of $10.0 million with SVB. The proceeds from the SVB Term Loan were fully funded on the June 25, 2020. The proceeds from the SVB Term Loan, together with cash on hand, were used to repay in full all outstanding amounts and fees due under our MidCap Credit Facility and the QNAH Convertible Note. Our SVB Term Loan bears interest at a floating rate equal to the greater of 2.50% above the Prime Rate (as defined in the Loan Agreement) and 5.75% and requires interest-only payments payable monthly in arrears through June 30, 2021. This interest-only period may be extended for an additional six months upon achievement of an equity milestone defined in the Loan Agreement. The ultimate interest-only period will be followed by equal monthly payments of principal and interest through the maturity date of December 1, 2023. In addition, we must comply with a financial covenant requiring that we maintain a certain amount of unrestricted cash under our Loan Agreement with SVB (see Note 8 to our condensed consolidated financial statements included elsewhere in this report).

Funding Requirements

We have had recurring operating losses and negative cash flows from operations since our inception and have an accumulated deficit of approximately $181.5 million as of June 30, 2020. As of June 30, 2020, we had cash, cash equivalents and investments in short-term available-for-sale securities of approximately $32.9 million and had current liabilities of approximately $4.9 million. As of June 30, 2020, we also had $15.7 million in long-term liabilities primarily attributable to our SVB Term Loan, and NuvoGen obligations. We believe that our existing resources will be sufficient to fund our planned operations and expenditures for at least the next 12 months from the issuance of these condensed consolidated financial statements. However, we cannot provide assurances that our plans will not change or that changed circumstances, especially those related to the COVID-19 pandemic, will not result in the depletion of our capital resources more rapidly than we currently anticipate.

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

Additional capital may not be available at such times or in amounts needed by us. Even if sufficient capital is available to us, it might be available only on unfavorable terms. If we are unable to raise additional capital in the future when required and insufficient amounts or on terms acceptable to us, we may have to delay, scale back or discontinue one or more product development programs, curtail our commercialization activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop or commercialize independently, cease operations altogether, pursue an acquisition of our company at a price that may result in a significant loss on investment to our stockholders, file for bankruptcy, seek other protection from creditors, or liquidate all of our assets. In addition, if we default under our SVB Term Loan agreement, our lender could foreclose on our assets.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Off-Balance Sheet Arrangements

Through June 30, 2020, we have not entered into any off-balance sheet arrangements as defined by applicable SEC regulations.

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

There were no changes in our critical accounting policies and estimates during the six months ended June 30, 2020 from those set forth in “Critical Accounting Policies and Significant Judgments and Estimates” in our December 31, 2019 Annual Report on Form 10-K filed with the SEC on March 25, 2020 other than the adoption of the following new accounting pronouncements in the first quarter of 2020.

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

As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this report, and in our other public filings, before deciding to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that were not included as separate risk factors in, or reflect changes to the similarly titled risk factors included in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K, filed with the SEC on March 25, 2020.

Risks Related to our Business and Strategy

We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.*

We have incurred losses since our inception and expect to incur losses in the future. We incurred net losses of $5.7 million and $11.2 million for the three and six months ended June 30, 2020, respectively, compared with net losses of $4.8 million and $10.2 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $181.5 million. We expect that our losses will continue for the foreseeable future as we will be required to invest significant additional funds to support product development, including development of new proprietary HTG EdgeSeq panels and products, and the commercialization of our HTG EdgeSeq system and proprietary consumables. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products and services. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products and services, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

If we are unable to successfully commercialize our products, our business may be adversely affected.*

Our HTG Edge system was introduced for sale in the life sciences research market in the third quarter of 2013. Our HTG EdgeSeq chemistry was introduced for sale in the life sciences research market in the third quarter of 2014. Our dedicated HTG EdgeSeq system was introduced for sale in the life sciences research market in the fourth quarter of 2015 and has been our primary product focus since 2016. Our VERI/O service laboratory was announced in June 2016. Our first diagnostic assay, based on our HTG EdgeSeq chemistry and automated in our HTG EdgeSeq system, was introduced for sale in Europe in July 2016. We currently market our products through our own sales force in the United States and Europe and have distributors in parts of Europe and the Middle East. We intend to expand our sales and support teams in the United States and in Europe and to establish additional distributor and/or third-party contract sales team relationships in other parts of the world. However, we may not be able to market and sell our products effectively. Our sales of life science research products, diagnostic products and potential future products will depend in large part on our ability to successfully increase the scope of our marketing efforts and establish and maintain a sales force commensurate with our then applicable markets. If we do not build and maintain an efficient and effective sales force and distributor relationships targeting these markets, our business and operating results will be adversely affected.

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

Public health epidemics, pandemics or outbreaks, including the recent coronavirus pandemic, could adversely affect our business.*

Our business, including our workforce, supply chain and customer base, may be adversely affected by the effects of health epidemics, including the COVID-19 pandemic. As a result of health epidemics, including COVID-19, businesses may be shut down, supply chains can be interrupted, slowed, or rendered inoperable, and individuals can become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions.

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

While significant uncertainty remains as to the future impact of the COVID-19 pandemic on our operations, and on the global economy as a whole, the COVID-19 pandemic has had, and may continue to have, a negative impact on our product and product‑related services revenue and collaborative development services revenue in 2020. We experienced a significant slowing of product and product-related services revenue generation beginning in March 2020 as a result of the COVID-19 pandemic, and we believe this period of reduced revenue will continue through at least the remainder of 2020 due to disruptions to our customers’ businesses as a result of the pandemic. The extent of this impact is likely to vary from customer to customer depending upon how they are directly or indirectly impacted by local stay-at-home orders and other social distancing measures, priorities for the customers when the immediate impacts of the pandemic have passed, and the workforce and supplier impacts that each customer has experienced during the pandemic.

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

It is also possible that the COVID-19 pandemic will also impact our workforce, supply chains or distribution networks or otherwise impact our ability to conduct sample processing services and custom assay design services and our ability to provide collaborative development services for companion diagnostic development programs. Governmental mandates may require forced shutdowns of our facilities for extended or indefinite periods. Pandemic outbreaks, including the coronavirus, could also substantially interfere with general commercial activity related to our supply chain and customer base, which could have a material adverse effect on our financial condition, results of operations, business or prospects. Restrictions resulting from the COVID-19 pandemic may disrupt our supply chains or distribution networks or limit our ability to obtain sufficient materials for our consumables or instruments and may disrupt our ability to process customer samples or perform collaborative development services. Further, to the extent our customers’ businesses are adversely affected by the pandemic, they might delay or reduce purchases from us or collaborative development projects with us, which could adversely affect our results of operations.

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

Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, three customers accounted for 17%, 12% and 10% of our revenue, respectively, for the three months ended June 30, 2020, and two customers accounted for 18% and 10% of our accounts receivable balance as of June 30, 2020. If orders from our top customers are discontinued and we are unable to establish new collaboration projects with biopharmaceutical companies, our revenue in future periods may materially decrease. In addition, we experienced a significant slowing of product and product-related services revenue generation beginning in March 2020 as a result of the COVID-19 pandemic, and we believe this period of reduced revenue will continue through at least the remainder of 2020 due to disruptions to our customers’ businesses as a result of the pandemic. The extent of this impact is likely to vary from customer to customer depending upon how they are directly or indirectly impacted by local stay-at-home orders and other social distancing measures, priorities for the customers when the immediate impacts of the pandemic have passed, and the workforce and supplier impacts that each customer has experienced during the pandemic. Fluctuations in our operating results may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described under the caption “Risk Factors – Risks Related to Our Business and Strategy” of this report. In addition, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. Our products involve a significant capital commitment from our customers or may depend on customer studies that have variable or indefinite timelines and accordingly, involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of investors or securities analysts, our stock price may be adversely affected.

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

If regulatory limitations are placed on our products our business and growth will be harmed.*

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

A key component of our strategy is the development of companion diagnostic products designed to determine the appropriate patient population for administration of a particular therapeutic to more successfully treat a variety of illnesses. Prior to the termination of the Governing Agreement in November 2019, we had an exclusive arrangement with QML to develop certain companion diagnostic products for biopharmaceutical companies under the Governing Agreement. We may now choose to develop companion diagnostic products independently or with a collaboration partner. Successfully developing a companion diagnostic product depends both on regulatory approval for administration of the therapeutic, as well as regulatory approval of the associated diagnostic product. Even if we are successful in developing products that would be useful as companion diagnostic products, and potentially receive regulatory approval for such products, the biopharmaceutical companies that develop the corresponding therapeutics may ultimately be unsuccessful in obtaining regulatory approval for any such therapeutic, or, even if successful, select a competing technology to use in their regulatory submission instead of ours. The development, especially the independent development, of companion diagnostic products requires a significant investment of working capital, which may not result in any future income. This could require us to raise additional funds which could dilute our current investors or could impact our ability to continue our operations in the future.

We expect to generate a portion of our revenue internationally and are subject to various risks relating to our international activities, which could adversely affect our operating results.*

For the three and six months ended June 30, 2020, approximately 40% and 36% of our revenue was generated from sales originated by customers located outside of the United States, respectively, compared with 34% and 32% for three and six months ended June 30, 2019, respectively. We expect that a percentage of our future revenue will continue to come from international sources, and we expect to expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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

Payments under the instruments governing our indebtedness may reduce our working capital. In addition, a default under our Silicon Valley Bank Term Loan could cause a material adverse effect on our financial position.*

Pursuant to the terms of an asset purchase agreement with NuvoGen, we agreed to annually pay NuvoGen the greater of $400,000 or 6% of our yearly revenue until the total aggregate cash compensation paid to NuvoGen under the agreement equals $15.0 million. To date, we have paid NuvoGen approximately $9.9 million. Payments to NuvoGen will result in a reduction in our working capital as we continue to make payments on this obligation.

The SVB Term Loan requires us, and any debt arrangements we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:

•	dispose of assets;
•	complete mergers or acquisitions;
•	incur indebtedness or modify existing debt agreements;
•	amend or modify certain material agreements;
•	engage in additional lines of business;
•	encumber assets;
•	pay dividends or make other distributions to holders of our capital stock;
•	make specified investments; and
•	engage in transactions with our affiliates.

These restrictions could inhibit our ability to pursue our business strategies. If we default under our obligations under the SVB Term Loan, the lender could proceed against the collateral granted to them to secure our indebtedness or declare all obligation under the SVB Term Loan to be due and payable. In certain circumstances, procedures by the lender could result in a loss by us of all of our equipment and inventory, which are included in the collateral granted to the lender. Our intellectual property is not included in the collateral granted to the lender but is subject to a negative pledge. In addition, upon any distribution of assets pursuant to any liquidation, insolvency, dissolution, reorganization or similar proceeding, the holders of secured indebtedness will be entitled to receive payment in full from the proceeds of the collateral securing our secured indebtedness before the holders of other indebtedness or our common stock will be entitled to receive any distribution with respect thereto.

Pursuant to the terms of our PPP Loan, we are required to make 14 equal monthly payments of principal and interest. All or a portion of the PPP Loan may be forgiven by the SBA upon our application and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments and covered utilities during the 24-week period (or eight-week period, at our option) beginning on the date of loan approval at the borrower’s option. Not more than 40% of the forgiven amount may be for non-payroll costs. The amount of the PPP Loan eligible to be forgiven will be reduced if our full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. We will be required to repay any portion of the outstanding principal and interest that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loan will ultimately be forgiven by the SBA.

In order to apply for the PPP Loan, we were required to certify that, among other things, the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. While we made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the broad objectives of the Paycheck Protection Program of the CARES Act, the certification described above does not contain any objective criteria and is subject to interpretation. In addition, the SBA has issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. In addition, PPP loans under the CARES Act may be subject to certain rules, regulations and Standard Operating Procedures (“SOPs”) applicable to the SBA’s Section 7(a) Loan Program, which includes PPP loans under the CARES Act. The interpretation and applicability of these rules, regulations and SOPs is unclear, as some of them have not been referenced in the CARES Act itself or in the guidance and interpretations issued by the SBA to date. If, despite our good-faith belief that we satisfied all eligible requirements for the PPP Loan, we are found to be in violation of any of the laws or governmental regulations that apply to us in connection with the PPP Loan, including the False Claims Act, or it is otherwise determined that we were not eligible to receive the PPP Loan, or it is determined that the Company has not adequately complied with the rules, regulations and SOPs applicable to the SBA’s Section 7(a) Loan Program, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the PPP Loan in its entirety, which would have an impact on our liquidity. In addition, our receipt of the PPP Loan may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

Cyber security risks and the failure to maintain the confidentiality, integrity and availability of our data, computer hardware, software, internet applications and related tools and functions could result in damage to our reputation and/or subject us to costs, fines, penalties, lawsuits or otherwise adversely affect our business.*

Our business requires manipulating, analyzing and storing large amounts of data. In addition, we rely on an enterprise software system to operate and manage our business. We also maintain personally identifiable information about our employees and others. Our business therefore depends on the continuous, effective, reliable and secure operation of our data, computer hardware, software, networks, Internet servers and related infrastructure including those of our collaborators, service providers and contractors. To the extent that our hardware and software malfunction or access to our data is interrupted or otherwise compromised, our business could suffer. The integrity and protection of our data is critical to our business and relevant stakeholders have a high expectation that we will adequately protect their personal data. The regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase our operating costs. Although we have implemented physical, technical and administrative safeguards designed to protect our data, information technology systems and communications software, we are still vulnerable to natural or man-made hazards, such as natural disasters, fire, storm, flood, power loss, wind damage, terrorism, war, telecommunications failures, physical or software break-ins, inadvertent acts, malicious intrusion, malware, viruses and similar events. These events may result in damage to or the impairment of key business processes, or the loss or corruption of confidential information, including intellectual property, proprietary business information and personal data. Such disruptions and breaches of security could have a material adverse effect on our business, financial condition and results of operations. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant. We have experienced specific instances of cyber events, including attempted compromises, in the past, and there could be unauthorized access, acquisition, disclosure and use of non-public information (including personal data) in the future. The techniques used by criminal elements to attack information technology systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. If our data or information technology systems (or those of third parties upon which we rely) are compromised, we could be subject to reputational damage, fines, penalties, damages, litigation and enforcement actions, and we could lose trade secrets, the occurrence of which could harm our business. In addition, such a compromise may require notification to governmental agencies, supervisory bodies, credit reporting agencies, the media or individuals pursuant to contract or various federal, state and foreign data protection, privacy and security laws, regulations and guidelines, if applicable.

Changes in and failures to comply with U.S. and foreign privacy and data protection laws, regulations and standards may adversely affect our business, operations and financial performance.*

We are subject to or affected by numerous federal, state and foreign laws and regulations, as well as regulatory guidance, governing the collection, use, disclosure, retention, and security of personal data, such as information that we collect about employees and patients in the United States and abroad. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, affect our or our collaborators’, service providers’ and contractors’ ability to operate in certain jurisdictions or to collect, store, transfer use and share personal data, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us or our collaborators, service providers and contractors to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing processing of personal data could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising.

In the United States, California adopted the California Consumer Privacy Act (“CCPA”), which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. It remains unclear how the CCPA will be interpreted, but as currently written, it may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data. As we expand our operations, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states are beginning to propose similar laws.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our collaborators, service providers and contractors must comply. For example, the EU has adopted the General Data Protection Regulation (EU) 2016/679 (“GDPR”), which went into effect in May 2018 and introduces strict requirements for processing the personal data of individuals in the EU. The GDPR has and will continue to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. The processing of sensitive personal data, such as health information, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for more robust regulatory enforcement and fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. As we expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business. Further, the UK’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to the regulation of data protection in the UK, including with respect to whether laws or regulations will apply to us consistent with the GDPR in the future and how data transfers to and from the UK will be regulated.

European data protection laws, including the GDPR, generally restrict the transfer of personal data from Europe, including the European Economic Area, United Kingdom and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards allowing U.S. companies to import personal data from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the European Union recently invalidated the EU-U.S. Privacy Shield. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal data transfers from Europe to the United States or most other countries. At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses. Authorities in the United Kingdom and Switzerland, whose data protection laws are similar to those of the European Union, may similarly invalidate use of the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield, respectively, as mechanisms for lawful personal data transfers from those countries to the United States. As such, if we are unable to rely valid data transfer solution for personal data transfers for Europe, we will face increased exposure to substantial fines under European data protection laws as well as injunctions against processing personal data from Europe. Inability to import personal data from the European Economic Area, United Kingdom or Switzerland may also restrict our activities in Europe; limit our ability to collaborate with service providers, contractors and other companies subject to European data protection laws; and require us to increase our data processing capabilities in Europe at significant expense. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules. If we fail to comply with any such laws or regulations, we may face significant fines and penalties (including changes in our data practices), claims for damages, reputational damage all of which could adversely affect our business, financial condition, results of operations and growth prospects. Furthermore, the laws are not consistent, and compliance in the event of a widespread data breach is costly.

We publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal data and/or other confidential information. Although we endeavor to comply with our published policies and documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or vendors to comply with our published policies and documentation. Such failures can subject us to potential foreign, local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices.

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

Our research use only products for the life sciences market could become subject to regulation as medical devices by the FDA or other regulatory agencies in the future, which could increase our costs and delay our commercialization efforts, thereby materially and adversely affecting our life sciences business and results of operations.

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

We do not have the ability to independently conduct the clinical studies or other studies that may be required to obtain FDA and other regulatory clearance or approval for our diagnostic products, including the HTG EdgeSeq system and related proprietary panels. Accordingly, we expect to rely on third parties, such as medical institutions and clinical investigators, and providers of NGS instrumentation, to conduct such studies and/or to provide information necessary for our submissions to regulatory authorities. Our reliance on these third parties for clinical development activities or information will reduce our control over these activities. These third parties may not complete activities on schedule or conduct studies in accordance with regulatory requirements or our study design. Similarly, providers of NGS instrumentation may not place the same importance on our regulatory submissions as we do. Our reliance on third parties that we do not control will not relieve us of any applicable requirement to prepare, and ensure compliance with, the various procedures requires under good clinical practices, or the submission of all information required in connection with requested regulatory approvals. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our studies may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our diagnostic products.

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

The American Medical Association Current Procedural Terminology (“CPT”) Editorial Panel created new CPT codes that could be used by our customers to report testing for certain large-scale multianalyte genomic sequencing procedures (“GSPs”), including our diagnostic products, if approved. Effective January 1, 2015, these codes allow for uniform reporting of broad genomic testing panels using technology similar to ours. While these codes standardize reporting for these tests, coverage and payment rates for GSPs remain uncertain and we cannot guarantee that coverage and reimbursement for these tests will be provided in the amounts we expect, or at all. Initially, industry associations recommended that payment rates for GSPs be cross-walked to existing codes on the clinical laboratory fee schedule. On October 27, 2014, Centers for Medicare and Medicaid Services (“CMS”) issued preliminary determinations for 29 new molecular pathology codes, including the GSPs, of gapfill rather than crosswalking as recommended by the Association for Molecular Pathology. This means that local private Medicare Administrative Contractors, such as Palmetto, Novidian, Novitas and Cahaba, were instructed to determine the appropriate fee schedule amounts in the first year, and CMS calculated a national payment rate based on the median of those local fee schedule amounts in the second year. This process may make it more difficult for our customers to obtain coverage and adequate reimbursement for testing services using our diagnostic products. We cannot assure that CMS and other third-party payors will establish reimbursement rates sufficient to cover the costs incurred by our customers in using our clinical diagnostic products, if approved. On September 22, 2017, gapfill pricing was set for three CPT codes which our customers may potentially utilize to obtain reimbursement, subject to regulatory limitations, for the use of our products. CPTs 81445 and 81450, for the assessment of 5-50 genes in solid and liquid tumors, respectively, were set at $602 and $760, respectively, and remains the same as of June 30, 2020. Additionally, CPT 81455 for the assessment of 51 or more genes in solid and liquid tumors was set at $2,920.

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

•

The Federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal civil and criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the Federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the healthcare fraud statute or specific intent to violate it to have committed a violation.

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose requirements on covered entities, which include certain healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, maintenance, or disclosure of individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information.

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

Healthcare policy changes, including recently enacted legislation reforming the United States healthcare system, may have a material adverse effect on our financial condition and results of operations.*

On April 1, 2014, the Protecting Access to Medicare Act of 2014 (“PAMA”) was signed into law, which, among other things, significantly altered the current payment methodology under the Medicare Clinical Laboratory Fee Schedule (“CLFS”). Effective January 1, 2018, the CLFS is based on weighted median private payor rates as required by PAMA. Under the law, starting January 1, 2016 and every three years thereafter (or annually in the case of advanced diagnostic lab tests), applicable clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic lab test that it furnishes. The most recent data collection period was from January 1, 2019, through June 30, 2019 and was followed by a six-month validation period from July 1, 2019 through December 31, 2019. Thereafter, applicable laboratories will report their data. The reported data must include the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payor (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). In January 2020, CMS announced that data reporting for clinical diagnostic laboratory tests is delayed by one year. Therefore, data that was supposed to be reported between January 1, 2020 and March 31, 2020 must now be reported between January 1, 2021 and March 31, 2021. Covered laboratories must report data from the original data collection period of January 1, 2019 through June 30, 2019. Data reporting for these tests will then resume on a three-year cycle beginning in 2024. The payment rate applies to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. It is still too early to predict the full impact on reimbursement for our products in development. In addition, CMS updated the statutory phase-in provisions such that, for 2020, the rates for clinical diagnostic laboratory tests may not be reduced by more than 10% of the rates for 2019. Additionally, there will be a 15% reduction cap for each of 2021, 2022, and 2023.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of The Nasdaq Stock Market (“Nasdaq”). The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with U.S. GAAP. We have performed system and process evaluation and testing of our internal controls over financial reporting to allow management to report annually on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. This has required and will require that we incur substantial professional fees and internal costs to augment our accounting and finance functions and that we expend significant management efforts as we continue to make this assessment and ensure maintenance of proper internal controls on an ongoing basis.

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

As an “emerging growth company,” we have availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an “emerging growth company” unless we are a “non-accelerated filer.” When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

We are an “emerging growth company,” as defined in the JOBS Act, enacted in April 2012, and a “smaller reporting company,” as defined in the Exchange Act, and for as long as we continue to be an “emerging growth company” or a “smaller reporting company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies” or “smaller reporting companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 (for so long as we are an “emerging growth company” or a “non-accelerated filer”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements (for so long as we are an “emerging growth company” or a “smaller reporting company”), and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved (for so long as we are an “emerging growth company”). We will be an “emerging growth company” until December 31, 2020. We expect to be both a “smaller reporting company” and a “non-accelerated filer in 2021. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

If we are unable to continue to satisfy the applicable continued listing requirements of Nasdaq, our common stock could be delisted.*

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “HTGM.” In order to maintain this listing, we must continue to satisfy minimum financial and other continued listing requirements and standards. There can be no assurance that we will be able to continue to comply with the applicable listing standards. On October 4, 2019, we received a letter from Nasdaq indicating that we are not in compliance with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2), which requires that companies listed on The Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share. In March 2020, we requested and received an additional 180-day extension to regain compliance with the $1.00 minimum closing bid price requirement. We are currently seeking stockholder approval at our 2020 annual meeting of stockholders to be held on August 19, 2020 of authority to implement a reverse stock split. There can be no assurance that our stockholders will approve a reverse stock split or that we will otherwise be able to regain compliance with the $1.00 minimum closing bid price requirement or maintain compliance with the other continued listing requirements of the Nasdaq Capital Market.

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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.*

Our amended and restated certificate of incorporation and our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (3) any action asserting a claim against us or any of our directors or officers or other employees arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate or our amended and restated bylaws; and/or (4) any action asserting a claim against us or any of our directors or officers or other employees governed by the internal affairs doctrine. The foregoing provisions do not apply to actions brought to enforce a duty or liability created by the Securities Act or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find the exclusive forum provision in our governing documents to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

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

4.8	Warrant issued to MidCap Funding XXVIII Trust, dated March 26, 2018 (incorporated by reference to Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2018).

4.9

Form of Pre-Funded Warrant to Purchase Shares of Common Stock, dated September 24, 2019 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 23, 2019).

4.10

Warrant to Purchase Common Stock, issued to Silicon Valley Bank on June 24, 2020 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 25, 2020).

10.1

Loan and Security Agreement dated June 24, 2020, by and among the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37369), filed with the SEC on June 24, 2020).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

Exhibit Number	Description

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HTG Molecular Diagnostics, Inc.

Date: August 11, 2020	By:	/s/ John L. Lubniewski
John L. Lubniewski
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2020	By:	/s/ Laura L. Godlewski
Laura L. Godlewski
Vice President of Finance and Principal Accounting Officer (Principal Accounting Officer)