Form 10-Q
period 2020-09-30
HTG MOLECULAR DIAGNOSTICS, INC
filed 2020-11-10
CIK 1169987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 6, 2020, the registrant had 71,096,029 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$18,884,468	$7,619,748
Short-term investments available-for-sale, at fair value	11,632,160	25,410,222
Restricted cash	—	3,270,247
Accounts receivable	1,370,201	3,164,176
Inventory, net of allowance of $27,770 at September 30, 2020 and $39,403 at December 31, 2019	1,538,553	1,269,667
Prepaid expenses and other	946,979	633,522
Total current assets	34,372,361	41,367,582

Operating lease right-of-use assets	746,185	1,209,145
Property and equipment, net	1,526,698	2,240,133
Other non-current assets	64,861	302,409
Total assets	$36,710,105	$45,119,269

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$875,236	$1,662,583
Accrued liabilities	1,386,825	1,870,296
Contract liabilities - current	348,274	426,014
NuvoGen obligation - current	645,949	1,152,233
Current portion of long-term debt, net	2,266,884	2,987,667
Operating lease liabilities - current	436,663	758,932
Other current liabilities	26,620	41,134
Total current liabilities	5,986,451	8,898,859
NuvoGen obligation - non-current, net of discount	4,455,968	4,498,777
Long-term debt, net of current portion and discount and debt issuance costs	9,446,985	6,871,545
Operating lease liabilities - non-current	390,233	636,340
Other non-current liabilities	229,114	244,114
Total liabilities	20,508,751	21,149,635
Commitments and Contingencies (Note 15)
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 23,770 shares authorized at September 30, 2020 and no shares authorized at December 31, 2019; 23,770 shares issued and outstanding at September 30, 2020 and no shares issued and outstanding at December 31, 2019	24	—
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2020 and December 31, 2019, 71,078,958 shares issued and outstanding at September 30, 2020 and 58,090,233 shares issued and outstanding at December 31, 2019	71,079	58,090
Additional paid-in-capital	203,021,404	194,234,151
Accumulated other comprehensive income (loss)	6,727	(4,964)
Accumulated deficit	(186,897,880)	(170,317,643)
Total stockholders’ equity	16,201,354	23,969,634
Total liabilities and stockholders' equity	$36,710,105	$45,119,269

See notes to the unaudited condensed consolidated financial statements

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Product and product-related services	$1,701,068	$4,311,043	$5,417,731	$11,397,916
Collaborative development services	76,030	1,093,750	548,135	3,006,022
Total revenue	1,777,098	5,404,793	5,965,866	14,403,938

Operating expenses:
Cost of product and product-related services revenue	940,892	2,939,007	2,931,026	7,492,905
Selling, general and administrative	4,752,321	4,516,341	13,683,069	13,657,917
Research and development	1,255,416	2,570,355	4,914,467	7,898,742
Total operating expenses	6,948,629	10,025,703	21,528,562	29,049,564
Operating loss	(5,171,531)	(4,620,910)	(15,562,696)	(14,645,626)

Other income (expense):
Interest expense	(273,312)	(241,860)	(749,401)	(714,623)
Interest income	34,636	118,860	244,534	455,071
Other income	—	—	22,268	—
Loss on extinguishment of MidCap Credit Facility and QNAH Convertible Note	—	—	(522,394)	—
Total other expense	(238,676)	(123,000)	(1,004,993)	(259,552)
Net loss before income taxes	(5,410,207)	(4,743,910)	(16,567,689)	(14,905,178)
Benefit from (provision for) income taxes	(1,581)	3,678	(12,548)	(3,170)
Net loss	$(5,411,788)	$(4,740,232)	$(16,580,237)	$(14,908,348)
Net loss per share, basic and diluted	$(0.07)	$(0.15)	$(0.25)	$(0.50)
Shares used in computing net loss per share, basic and diluted	72,323,436	31,367,044	67,567,031	29,551,836

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(5,411,788)	$(4,740,232)	$(16,580,237)	$(14,908,348)
Other comprehensive income (loss), net of tax effect:
Unrealized gain (loss) on short-term investments	(17,501)	(1,864)	4,060	2,308
Foreign currency translation adjustment	1,225	37,575	7,631	34,820
Total other comprehensive income (loss)	(16,276)	35,711	11,691	37,128
Comprehensive loss	$(5,428,064)	$(4,704,521)	$(16,568,546)	$(14,871,220)

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	September 30, 2020
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at January 1, 2020	-	$-	58,090,233	$58,090	$194,234,151	$(4,964)	$(170,317,643)	$23,969,634
Stock-based compensation expense	—	—	—	—	415,256	—	—	415,256
Release of restricted stock awards	—	—	35,942	36	—	—	—	36
Net share settlement of restricted stock award	—	—	(11,266)	(11)	(7,041)	—	—	(7,052)
Employee stock purchase plan expense	—	—	—	—	5,379	—	—	5,379
Issuance of common stock from ATM offering, net of commissions and issuance costs of $174,000	—	—	4,399,062	4,399	2,431,513	—	—	2,435,912
Issuance of Series A convertible preferred stock in private placement, net of issuance costs of $37,075	10,170	10	—	—	562,945	—	—	562,955
Issuance of Series A convertible preferred stock in exchange for outstanding common stock	41,100	41	—	—	2,424,859	—	—	2,424,900
Cancellation of common stock received in exchange for Series A convertible preferred stock	—	—	(4,110,000)	(4,110)	(2,420,790)	—	—	(2,424,900)
Exercise of pre-funded warrants	—	—	3,176,762	3,177	28,591	—	—	31,768
Issuance of common stock in connection with LP Purchase Agreement	—	—	615,384	615	(615)	—	—	—
Transaction costs incurred in connection with LP Purchase Agreement	—	—	—	—	(96,000)	—	—	(96,000)
Net loss	—	—	—	—	—	—	(5,457,898)	(5,457,898)
Unrealized gain on short-term investments	—	—	—	—	—	47,697	—	47,697
Foreign currency translation adjustment	—	—	—	—	—	5,497	—	5,497
Balance at March 31, 2020	51,270	$51	62,196,117	$62,196	$197,578,248	$48,230	$(175,775,541)	$21,913,184
Stock-based compensation expense	—	—	—	—	361,477	—	—	361,477
Release of restricted stock awards	—	—	23,751	24		—	—	24
Net share settlement of restricted stock award	—	—	(6,389)	(7)	(2,101)	—	—	(2,108)
Stock issued under employee stock purchase plan	—	—	45,490	45	30,467	—	—	30,512
Issuance of common stock from ATM offering, net of commissions costs of $43,000	—	—	2,084,714	2,085	1,392,973	—	—	1,395,058
Conversion of Series A convertible preferred stock for common stock	(27,500)	(27)	2,750,000	2,750	(2,723)	—	—	—
Adjustment in connection with LP Purchase Agreement commitment fee and transaction costs	—	—	—	—	301,538	—	—	301,538
Issuance of common stock warrants in connection with SVB Term Loan	—	—	—	—	420,000	—	—	420,000
Net loss	—	—	—	—	—	—	(5,710,551)	(5,710,551)
Unrealized loss on short-term investments	—	—	—	—	—	(26,136)	—	(26,136)

Foreign currency translation adjustment	—	—	—	—	—	909	—	909
Balance at June 30, 2020	23,770	$24	67,093,683	$67,093	$200,079,879	$23,003	$(181,486,092)	$18,683,907
Stock-based compensation expense	—	—	—	—	386,911	—	—	386,911
Release of restricted stock awards	—	—	38,126	38	—	—	—	38
Net share settlement of restricted stock award	—	—	(5,091)	(4)	(3,660)	—	—	(3,664)
Employee stock purchase plan expense	—	—	—	—	5,214	—	—	5,214
Issuance of common stock from ATM offering, net of commissions costs of $79,000	—	—	3,952,240	3,952	2,553,060	—	—	2,557,012
Net loss	—	—	—	—	—	—	(5,411,788)	(5,411,788)
Unrealized loss on short-term investments	—	—	—	—	—	(17,501)	—	(17,501)
Foreign currency translation adjustment	—	—	—	—	—	1,225	—	1,225
Balance at September 30, 2020	23,770	$24	71,078,958	$71,079	$203,021,404	$6,727	$(186,897,880)	$16,201,354

	September 30, 2019
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at January 1, 2019	-	$-	28,585,449	$28,585	$172,086,909	$(3,453)	$(151,019,979)	$21,092,062
Exercise of stock options	—	—	21,871	22	51,548	—	—	51,570
Stock-based compensation expense	—	—	—	—	241,233	—	—	241,233
Release of restricted stock awards	—	—	13,126	13	—	—	—	13
Net share settlement of restricted stock award	—	—	(3,813)	(4)	(9,681)	—	—	(9,685)
Employee stock purchase plan expense	—	—	—	—	16,794	—	—	16,794
Net loss	—	—	—	—	—	—	(5,370,846)	(5,370,846)
Unrealized gain on short-term investments	—	—	—	—	—	3,353	—	3,353
Foreign currency translation adjustment	—	—	—	—	—	6,439	—	6,439
Balance at March 31, 2019	-	$-	28,616,633	$28,616	$172,386,803	$6,339	$(156,390,825)	$16,030,933
Exercise of stock options	—	—	32,385	32	69,352	—	—	69,384
Stock-based compensation expense	—	—	—	—	287,317	—	—	287,317
Release of restricted stock awards	—	—	15,001	15	—	—	—	15
Net share settlement of restricted stock award	—	—	(4,461)	(4)	(11,148)	—	—	(11,152)
Stock issued under stock purchase plans	—	—	47,489	48	99,092	—	—	99,140
Net loss	—	—	—	—	—	—	(4,797,270)	(4,797,270)
Unrealized gain on short-term investments	—	—	—	—	—	819	—	819
Foreign currency translation adjustment	—	—	—	—	—	(9,194)	—	(9,194)
Balance at June 30, 2019	-	$-	28,707,047	$28,707	$172,831,416	$(2,036)	$(161,188,095)	$11,669,992
Stock-based compensation expense	—	—	—	—	316,525	—	—	316,525
Release of restricted stock awards	—	—	30,001	30	—	—	—	30
Net share settlement of restricted stock award	—	—	(4,355)	(5)	(7,225)	—	—	(7,230)
Employee stock purchase plan expense	—	—	—	—	16,325	—	—	16,325
Issuance of common stock and warrants from the 2019 public and private offerings, net of issuance costs of $1.7 million	—	—	29,298,537	29,299	20,796,084	—	—	20,825,383
Net loss	—	—	—	—	—	—	(4,740,232)	(4,740,232)
Unrealized loss on short-term investments	—	—	—	—	—	(1,864)	—	(1,864)
Foreign currency translation adjustment	—	—	—	—	—	37,575	—	37,575
Balance at September 30, 2019	-	$-	58,031,230	$58,031	$193,953,125	$33,675	$(165,928,327)	$28,116,504

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(16,580,237)	$(14,908,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,039,989	920,863
Accretion of discount on NuvoGen obligation	(9,771)	(10,273)
Provision for excess inventory	5,649	126,582
Write-off of Cowen ATM offering costs	—	108,883
Amortization of QNAH Convertible Note issuance costs	6,505	10,091
Amortization of MidCap Credit Facility discount and issuance costs	101,482	128,476
Amortization of SVB Term Loan discount and issuance costs	121,168	—
Stock-based compensation expense	1,163,742	845,133
Employee stock purchase plan expense	15,972	49,914
Non-cash operating lease expense	465,504	329,248
Accrued interest on available-for-sale securities investments	(101,996)	(231,272)
Issuance of common stock in connection with LP Purchase Agreement	205,538	—
Loss on extinguishment of Midcap Credit Facility and QNAH Convertible Note	522,394	—
Loss on abandonment and disposal of assets, net	77,498	—
Changes in operating assets and liabilities:
Accounts receivable	1,793,975	1,079,317
Inventory	(255,718)	(11,715)
Prepaid expenses and other	457,504	(383,643)
Deferred offering costs	140,320	—
Accounts payable	(778,706)	928,454
Accrued liabilities	(474,521)	(1,526,835)
Contract liabilities	(74,700)	152,681
Operating lease liabilities	(583,828)	(446,403)
Net cash used in operating activities	(12,742,237)	(12,838,847)
Investing activities
Purchase of property and equipment	(418,712)	(753,430)
Maturities of available-for-sale securities	25,450,000	30,800,000
Purchase of available-for-sale securities	(11,565,882)	(10,922,764)
Net cash provided by investing activities	13,465,406	19,123,806
Financing activities
Proceeds from issuance of SVB Term Loan and common stock warrants	10,000,000	—
Payment of SVB Term Loan issuance costs	(115,193)	—
Payments for extinguishment of MidCap Credit Facility	(7,438,623)	—
Payments for extinguishment of QNAH Convertible Note	(3,000,000)	—
Proceeds from 2019 underwritten public and private offerings, net of underwriting discounts, commissions and costs of $1.7 million	—	21,102,077
Proceeds from ATM Offering, net	6,387,982	—
Proceeds from PPP Loan	1,717,000	—
Proceeds from Series A convertible preferred stock in private placement	562,955	—
Payments on NuvoGen obligation	(539,323)	(1,003,634)
Proceeds from exercise of pre-funded warrants	31,768	—
Proceeds from shares purchased under stock purchase plans	25,133	82,345
Proceeds from exercise of stock options	—	120,954
Payments on financing leases	(32,553)	(34,928)
Taxes paid for net share settlement of restricted stock awards	(12,824)	(28,067)
Payment of deferred offering costs	—	(139,058)
Payments on Insurance Note	(324,301)	—
Net cash provided by financing activities	7,262,021	20,099,689

Effect of exchange rates on cash	9,283	29,838

Increase in cash, cash equivalents and restricted cash	7,994,473	26,414,486
Cash, cash equivalents and restricted cash at beginning of period	10,889,995	11,702,847
Cash, cash equivalents and restricted cash at end of period	$18,884,468	$38,117,333

Supplemental disclosure of noncash investing and financing activities
Issuance of Series A convertible preferred stock in exchange for outstanding common stock	$2,424,900	$-
Issuance of Common stock in exchange for Series A convertible preferred stock	1,622,500	—
Adoption of ASC 842, Leases	—	694,352
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	21,078	1,005,085
Carrying value of demonstration units transferred from property and equipment to inventory	18,817	—
Fixed asset purchases payable and accrued at period end	—	21,381
Offering costs payable and accrued at period end	—	276,694
Supplemental cash flow information
Cash paid for interest	$719,676	$521,538
Cash paid for taxes	9,961	3,170

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

The Company operates in one segment and its customers are located primarily in the United States and Europe. For the three and nine months ended September 30, 2020 19% and 31%, respectively, of the Company’s revenue was generated from sales originated by customers located outside of the United States, compared with 29% and 31% for the three and nine months ended September 30, 2019, respectively.

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

The Company experienced a significant slowing of product and product-related services revenue generation beginning in March 2020 and believes this period of reduced revenue will continue through at least the remainder of 2020 due to disruptions to its customers’ businesses as a result of the pandemic. The extent of this impact varied from customer to customer depending upon how they have been directly or indirectly impacted by local stay-at-home orders and other social distancing measures, prioritization by those customers as the immediate impacts of the pandemic have passed, and the workforce and supplier impacts that each customer has experienced during the pandemic. The Company has experienced very limited delays in its development efforts as a result of stay-at-home orders despite its efforts to prioritize the safety of its employees during this pandemic. The Company believes the COVID-19 pandemic will continue to impact its productivity, supply chains, distribution networks and other areas of its operation as ongoing concerns regarding the pandemic continue to disrupt the Company’s business and the businesses of its vendors, partners and customers. Although the Company cannot estimate the length and gravity of the impact of the COVID-19 pandemic at this time, the COVID-19 pandemic is expected to have a continuing adverse effect on the Company’s results of operations, financial position and liquidity for at least the remainder of 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. On April 21, 2020, the Company received proceeds from a loan in the amount of $1,717,000 from SVB, as lender, pursuant to the Paycheck Protection Program of the CARES Act (the “PPP loan”) (see Note 8). The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company does not currently expect that these provisions will have a significant impact on its consolidated financial statements.

While there remains uncertainty as to the ultimate impact of the COVID-19 pandemic, the Company has considered the known impacts on its business as of the date of this report and has reflected any known or expected impacts in its accompanying condensed consolidated financial statements, including consideration of potential impairment risks to its long-lived assets, potential accounts receivable collection risks and potential impacts to its overall liquidity position.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect the accounts of the Company as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The accompanying condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and the results of its operations and cash flows, as of and for the periods presented. The accompanying condensed consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and disclosures required by U.S. GAAP for annual financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2020.

Going Concern and Liquidity

Management has assessed the Company’s ability to continue as a going concern within one year of the filing of this Quarterly Report on Form 10-Q with the SEC. The accompanying interim unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of the assets and satisfaction of liabilities in the normal course of business. However, the Company has had recurring operating losses and negative operating cash flows since its inception and has an accumulated deficit of $186.9 million as of September 30, 2020. As of September 30, 2020, the Company had working capital of $28.4 million and long-term liabilities of $14.5 million. The Company’s liability balances consist primarily of its debt obligations, including an asset-secured Loan and Security Agreement with Silicon Valley Bank (the “SVB Term Loan”), the PPP Loan, and a commercial financing agreement extending the payment period related to its director and officer insurance policy (the “Insurance Note”) (see Note 8), as well as an obligation to NuvoGen Research, LLC (“NuvoGen obligation”) (see Note 10). While the Company believes that its existing resources will be sufficient to fund its planned operations and expenditures for at least the next 12 months from issuance of these condensed consolidated financial statements, potential changing circumstances, including COVID-19 uncertainties, may result in the depletion of its capital resources more rapidly than it currently anticipates. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying interim unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

The Company will need to raise additional capital to fund its operations and service its long-term debt obligations until its revenue reaches a level sufficient to provide for self-sustaining cash flows. There can be no assurance that additional capital will be available on acceptable terms, or at all, or that the Company’s revenue will reach a level sufficient to provide for self-sustaining cash flows. In addition, the Company must comply with a financial covenant requiring the Company to maintain a certain amount of unrestricted cash under its SVB Term Loan. If sufficient additional capital is not available as and when needed, the Company may have to delay, scale back or discontinue one or more product development programs, curtail its commercialization activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that the Company otherwise would have sought to develop or commercialize independently, cease operations altogether, pursue a sale of the Company at a price that may result in a significant loss on investment for its stockholders, file for bankruptcy or seek other protection from creditors, or liquidate all assets. In addition, if the Company defaults under its term loan agreement, its lenders could foreclose on its assets.

Principles of Consolidation

The Company formed a French subsidiary, HTG Molecular Diagnostics France SARL (“HTG France”), in November 2018. The accompanying condensed consolidated financial statements include the accounts of the Company and this wholly-owned subsidiary after elimination of all intercompany transactions and balances as of September 30, 2020 and December 31, 2019.

Concentration Risks

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents, available-for-sale debt securities and uncollateralized accounts receivable. The Company maintains the majority of its cash balances in the form of cash deposits in bank checking and money market accounts in amounts in excess of federally insured limits. Management believes, based upon the quality of the financial institution, that the credit risk with regard to these deposits is not significant. The available-for-sale debt securities are comprised primarily of investments in U.S. Treasury and high-quality debt securities.

The Company sells its instrument, related consumables, sample processing services, custom RUO assay design and collaborative development services primarily to biopharmaceutical companies, academic institutions and molecular labs. The Company routinely assesses the financial strength of its customers and credit losses have been minimal to date.

The Company’s top two customers accounted for 24% and 10% of the Company’s total revenue for the three months ended September 30, 2020, compared with the Company’s top two customers accounting for 39% and 20% of the Company’s total revenue for the three months ended September 30, 2019. The Company’s top two customers accounted for 16% and 10% of the Company’s total revenue for the nine months ended September 30, 2020 compared with the Company’s top three customers accounting for 23%, 22% and 21% for the nine months ended September 30, 2019.

The Company’s top two customers accounted for 30% and 13% of the Company’s accounts receivable and an additional two customers each accounted for 11% of the Company’s accounts receivable as of September 30, 2020. Two customers accounted for approximately 29% and 25% of the Company’s accounts receivable as of December 31, 2019.

The Company currently relies on a single supplier to produce a subcomponent used in its HTG EdgeSeq processors. A loss of this supplier could significantly delay the delivery of processors, which in turn could materially affect the Company’s ability to generate revenue.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include revenue recognition, stock-based compensation expense, bonus accrual, income tax valuation allowances and reserves, recovery of long‑lived assets, inventory obsolescence and inventory valuation and valuation of accounts receivable and available-for-sale securities. Actual results could materially differ from those estimates, especially in light of the significant uncertainty that remains as to the full impact of the COVID-19 pandemic on the Company’s operations, as well as those of its workforce, supply chains, distribution networks and those of its customers.

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

	September 30,
	2020	2019
Cash and cash equivalents	$18,884,468	$34,847,086
Restricted cash - non-current	—	3,270,247
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$18,884,468	$38,117,333

In October 2017, the Company received $3.0 million in gross proceeds from, and issued a subordinated convertible promissory note (the “QNAH Convertible Note”) in that principal amount to, QIAGEN North American Holdings, Inc. (“QNAH”). Amounts included in restricted cash represented those required to be set aside in escrow under the terms of the MidCap Term Loan to collateralize the payment that was due upon maturity of the QNAH Convertible Note (see Note 8). The balance of restricted cash was released to the Company on June 25, 2020 in conjunction with the extinguishment of the QNAH Convertible Note with proceeds from the SVB Term Loan (see Note 8).

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

The NuvoGen obligation relates to an asset purchase transaction with a then-common stockholder of the Company. As of September 30, 2020, the estimated aggregate fair value of the NuvoGen obligation is approximately $4.5 million, determined using a Monte Carlo simulation with key assumptions including future revenue, volatility, discount and risk-free rates. The estimated fair value of the NuvoGen obligation represents a Level 3 measurement.

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

In calculating the right-of-use asset and lease liability, the Company elects to combine lease and non-lease components for all classes of assets currently under lease, including facilities, copiers and computer equipment. The Company excludes short-term leases having initial terms of 12 months or less from as an accounting policy election and recognizes rent on short-term leases on a straight-line basis over the lease term for these leases.

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

New Accounting Pronouncements

The following are new FASB ASUs that had not been adopted by the Company as of September 30, 2020:

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which was subsequently amended by ASU 2018-19, ASU 2019-10 and ASU 2020-02, requires the measurement of expected credit losses for financial instruments carried at amortized cost held at the reporting date based on historical experience, current conditions and reasonable forecasts. The updated guidance also amends the current other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. With the issuance of ASU 2019-10 in November 2019, the standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2022. The Company will continue to assess the possible impact of this standard, but currently does not expect the adoption of this standard will have a significant impact on its consolidated financial statements, given the high credit quality of the obligors to its available-for-sale debt securities and its history of minimal bad debt expense relating to trade accounts receivable.

Note 3. Inventory

Inventory, net of allowance, consisted of the following as of the dates indicated:

	September 30,	December 31,
	2020	2019
Raw materials	$1,130,443	$872,947
Work in process	165,447	151,351
Finished goods	270,433	284,772
Total gross inventory	1,566,323	1,309,070
Less inventory allowance	(27,770)	(39,403)
	$1,538,553	$1,269,667

For the three and nine months ended September 30, 2020, the Company recorded adjustments to provision for excess inventory of $10,530 and $12,202, respectively. For the three and nine months ended September 30, 2019, the Company recorded adjustments to provision for excess inventory of $81,582 and $126,582, respectively. Adjustments in these periods to the allowance for estimated shrinkage, obsolescence and excess inventory have been included in cost of revenue in the accompanying condensed consolidated statements of operations.

HTG EdgeSeq instruments at customer locations under evaluation agreements are included in finished goods inventory. Finished goods inventory under evaluation as of September 30, 2020 was $104,950 compared to $79,338 as of December 31, 2019.

Note 4. Fair Value Instruments

Financial assets and liabilities measured at fair value are classified in their entirety in the fair value hierarchy based on the lowest level input significant to the fair value measurement. The following table classifies the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019 in the fair value hierarchy:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$18,803,851	$—	$—	$18,803,851
Investments available-for-sale at fair value
U.S. Treasury securities	3,238,088	—	—	3,238,088
Corporate debt securities	—	8,394,072	—	8,394,072
Total	$22,041,939	$8,394,072	$—	$30,436,011

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$7,217,096	$—	$—	$7,217,096
Investments available-for-sale at fair value
U.S. Treasury securities	5,961,983	—	—	5,961,983
Corporate debt securities	—	19,448,239	—	19,448,239
Total	$13,179,079	$19,448,239	$—	$32,627,318

There are no other financial instruments subject to fair value measurement on a recurring basis. Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and nine months ended September 30, 2020 or for the year ended December 31, 2019.

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

Fair values of these assets are based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not adjust any of the valuations received from these third parties with respect to any of its Level 1 or 2 securities for the nine-month period ended September 30, 2020 or the year-ended December 31, 2019 and did not have any Level 3 financial assets or liabilities during either of these periods.

Note 5. Available-for-Sale Securities

The Company’s portfolio of available-for-sale securities consists of U.S. Treasuries and high credit quality corporate debt securities. The following is a summary of the Company’s available-for-sale securities at September 30, 2020 and December 31, 2019:

	September 30, 2020
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)

U.S. Treasury securities	$3,234,037	$4,051	$—	$3,238,088
Corporate debt securities	8,394,072	—	—	8,394,072
Total available-for-sale securities	$11,628,109	$4,051	$—	$11,632,160

	December 31, 2019
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
U.S. Treasury securities	$5,962,224	$394	$(635)	$5,961,983
Corporate debt securities	19,448,239	—	—	19,448,239
Total available-for-sale securities	$25,410,463	$394	$(635)	$25,410,222

There were no gross unrealized losses relating to the Company’s available-for-sale securities investments as of September 30, 2020. The net adjustment to unrealized holding gains (losses) on available-for-sale securities, net of tax in other comprehensive income totaled $(17,501) and $4,060 for the three and nine months ended September 30, 2020, respectively and ($1,864) and $2,308 for the three and nine months ended September 30, 2019, respectively.

Contractual maturities of debt investment securities at September 30, 2020 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Under
	1 Year	1 to 2 Years	Total
U.S. Treasury securities	$3,238,088	$—	$3,238,088
Corporate debt securities	8,394,072	—	8,394,072
Total available-for-sale securities	$11,632,160	$—	$11,632,160

For debt securities, the Company determines whether it intends to sell or if it is more likely than not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. The Company conducts a regular assessment of its debt securities with unrealized losses to determine whether securities have other-than-temporary impairment considering, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, market conditions and whether the Company intends to sell or it is more likely than not that the Company will be required to sell the debt securities. As the Company did not have any unrealized losses as of September 30, 2020, there were no other-than-temporary impairments of its available-for-sale securities.

Note 6. Property and Equipment

Property and equipment, net, consists of the following as of the dates indicated:

	September 30,	December 31,
	2020	2019
Furniture & fixtures	$1,082,717	$1,089,371
Leasehold improvements	1,943,534	1,987,997
Equipment used in manufacturing	2,225,122	2,305,340
Equipment used in research & development	2,473,854	2,134,019
Equipment used in the field	208,005	182,762
Software	418,251	374,812
Property and equipment	8,351,483	8,074,301
Less: accumulated depreciation and amortization	(6,824,785)	(5,834,168)
	$1,526,698	$2,240,133

Depreciation and leasehold improvement amortization expense was approximately $0.3 million and $1.0 million for the three and nine months ended September 30, 2020, respectively, and approximately $0.3 million and $0.9 million for the three and nine months ended September 30, 2019, respectively.

Note 7. Accrued Liabilities

Accrued liabilities consist of the following as of the dates indicated:

	September 30,	December 31,
	2020	2019
Accrued employee bonuses	$331,642	$900,740
Payroll and employee benefit accruals	643,730	469,530
Accrued professional fees	102,551	43,850
Accrued interest	55,691	245,350
Accrued rebate	60,694	—
Other accrued liabilities	192,517	210,826
	$1,386,825	$1,870,296

Note 8. Debt Obligations

Current portion of long-term debt, net, consisted of the following as of the dates indicated:

	September 30,	December 31,
	2020	2019
Convertible note, net of debt issuance costs	$—	$2,987,667
SVB Term Loan payable, net of discount and debt issuance costs	1,000,000	—
PPP Loan	855,990	—
Insurance Note Payable	410,894	—
	$2,266,884	$2,987,667

Long-term debt, net of current portion and discount and debt issuance costs, consisted of the following as of the dates indicated:

	September 30,	December 31,
	2020	2019
MidCap Term Loan payable, net of discount and debt issuance costs	$—	$6,871,545
SVB Term Loan payable, net of discount and debt issuance costs	8,585,975	—
PPP Loan	861,010	—
	$9,446,985	$6,871,545

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

Extinguishment of MidCap Credit Facility and QNAH Convertible Note upon SVB Term Loan Closing

On June 25, 2020, the Company repaid all principal and interest amounts outstanding under the MidCap Credit Facility in an aggregate amount equal to approximately $7.5 million, including collateral agent legal fees and prepayment fees. The repayment was funded with net proceeds from the SVB Term Loan (see description of the SVB Term Loan below). As a result of the repayment, the Company recorded a loss on extinguishment of the MidCap Credit Facility and the QNAH Convertible Note of approximately $0.5 million, including remaining unamortized discounts of $0.3 million and prepayment and other MidCap Credit Facility and QNAH Convertible Note lender fees and issuance costs in other expense in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2020. All obligations under the MidCap Credit Facility and the QNAH Convertible Note were terminated upon extinguishment of the MidCap Credit Facility.

SVB Term Loan

On June 24, 2020 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”), by and among the Company and Silicon Valley Bank (“SVB”), as lender, which provides a secured term loan in the principal amount of $10.0 million.

The proceeds from the SVB Term Loan were fully funded on the June 25, 2020. The proceeds from the SVB Term Loan, together with cash on hand, were used to repay in full all outstanding amounts and fees due under the MidCap Credit Facility and the QNAH Convertible Note.

The SVB Term Loan bears interest at a floating rate equal to the greater of 2.50% above the Prime Rate (as defined in the Loan Agreement) and 5.75%. Interest on the SVB Term Loan is due and payable monthly in arrears. The SVB Term Loan has interest-only payments through June 30, 2021. The interest only period may be extended for six months upon the achievement of an equity milestone as fully defined in the Loan Agreement. The ultimate interest-only period will be followed by equal monthly payments of principal and interest through the maturity date of December 1, 2023.

Prepayments of the SVB Term Loan, in whole or in part, will be subject to early termination fees in an amount equal to 3.0% of principal prepaid if prepayment occurs on or prior to the first anniversary of the Closing Date, 2.0% of principal prepaid if prepayment occurs after the first anniversary of the Closing Date but on or prior to the second anniversary of the Closing Date, and 1.0% of principal prepaid if prepayment occurs after the second anniversary of the Closing Date and prior to the maturity date.

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

The Company recognized approximately $1.2 million of debt discount associated with the SVB Term Loan, resulting from fees and debt issuance costs, inclusive of the fair value of warrants issued, in long-term debt, net in the accompanying condensed consolidated balance sheets as of September 30, 2020. Amortization of the debt discount associated with the SVB Term Loan was $0.1 million for both the three and nine months ended September 30, 2020 and was included in interest expense in the accompanying condensed consolidated statements of operations.

The remaining principal repayments due under the SVB Term Loan as of September 30, 2020 are as follows for each fiscal year:

2020	$-
2021	2,000,000
2022	4,000,000
2023	4,000,000
Total SVB Term Loan payments	10,000,000
Less discount and deferred financing costs	(1,214,025)
Plus final fee premium	800,000
Total SVB Term Loan, net	$9,585,975

Paycheck Protection Program Loan

On April 21, 2020, the Company received proceeds from a loan in the amount of $1,717,000 from SVB, as lender, pursuant to the Paycheck Protection Program (“PPP”) of the CARES Act. The PPP Loan is evidenced by a promissory note (the “Note”), which contains customary events of default relating to, among other things, payment defaults and breaches of representations, warranties or terms of the PPP Loan documents.

The PPP Loan matures on April 21, 2022 and bears interest at an annual rate of 1%. Beginning on March 21, 2021, the Company is required to make 14 equal monthly payments of principal and interest. The PPP Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The proceeds from the PPP Loan may only be used for payroll costs (including benefits), rent and utility obligations, and interest on certain of the Company’s other debt obligations.

All or a portion of the PPP Loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon application and documentation by the Company of expenditures in accordance with the SBA requirements. Under the CARES Act and PPP Flexibility Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the 24-week period beginning on the date of loan approval. For purposes of the PPP, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if a Company’s full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25% during the measurement period, unless certain safe harbors are satisfied. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal and interest. The Company applied for full PPP Loan forgiveness in October 2020. However, there can be no assurance given that the Company will obtain forgiveness of the PPP Loan in whole or in part. In order to apply for the PPP Loan, the Company certified that, among other things, the current economic uncertainty made the PPP Loan request necessary to support its ongoing operations. In addition, PPP loans under the CARES Act may be subject to certain rules, regulations and Standard Operating Procedures (“SOPs”) applicable to the SBA’s Section 7(a) Loan Program, which includes PPP loans under the CARES Act. The interpretation and applicability of these rules, regulations and SOPs in unclear, as some of them have not been referenced in the CARES Act itself or in the guidance and interpretations issued by the SBA to date. If it is determined that the Company was not eligible to receive the PPP Loan, or that the Company has not adequately complied with the rules, regulations and SOPs applicable to the SBA’s Section 7(a) Loan Program, the Company could be subject to penalties and could be required to repay the PPP Loan in its entirety. If the Company were required to repay the PPP Loan in its entirety, the Company’s liquidity would be reduced.

Insurance Note

On April 27, 2020, the Company entered into a commercial financing agreement to extend the payment period related to its director and officer insurance policy. The Insurance Note required a down payment to be made upon signing the agreement equal to approximately $0.2 million. The unpaid premium balance of approximately $0.7 million was financed at an annual rate of 3.61%. The Insurance Note is being repaid in nine equal monthly payments of principal and interest beginning on June 6, 2020. The Insurance Note contains customary events of default relating to, among other things, payment defaults and breaches of representations, warranties or terms of the Insurance Note documents. The Insurance Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

Note 9. Revenue from Contracts with Customers

Product and Product-related Services Revenue

The Company had product and product-related services revenue consisting of revenue from the sale of instruments and consumables and the use of the HTG EdgeSeq proprietary technology to process samples and design custom RUO assays for the three and nine months ended September 30, 2020 and 2019 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Product revenue:
Instruments	$71,742	$414,491	$563,396	$1,100,606
Consumables	764,605	1,058,386	2,091,848	2,218,674
Total product revenue	836,347	1,472,877	2,655,244	3,319,280
Product-related services revenue:
Custom RUO assay design	238,502	2,129,251	1,210,968	3,978,428
RUO sample processing	626,219	708,915	1,551,519	4,100,208
Total product-related services revenue	864,721	2,838,166	2,762,487	8,078,636
Total product and product-related services revenue	$1,701,068	$4,311,043	$5,417,731	$11,397,916

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

The Company did not recognize any custom RUO assay design revenue from performance obligations that were satisfied in previous periods for either the three and nine months ended September 30, 2020, compared with $0 and $41,137 for the three and nine months ended September 30, 2019, respectively.

Collaborative Development Services Revenue

The Company enters into collaborative development services agreements with biopharmaceutical companies for the development of NGS-based companion diagnostic assays in support of and in conjunction with, biopharmaceutical companies’ drug development programs. These collaborative development services agreements may generate upfront fees, and in some cases subsequent milestone payments that may be earned upon completion of certain product development milestones or activities. The Company follows ASC 606, Revenue from Contracts with Customers and ASC 808, Collaborative Arrangements to determine the appropriate recognition of revenue under our collaborative research, development and commercialization agreements that contain multiple elements. For the three and nine months ended September 30, 2020 and 2019, collaborative development services revenue was generated through statements of work entered into under the Governing Agreement with QML as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Collaborative development services	$76,030	$1,093,750	$548,135	$3,006,022

Master Assay Development, Commercialization and Manufacturing Agreement

In November 2016, the Company entered into the Governing Agreement, which created the framework for QML and the Company to combine their technological and commercial strengths to offer biopharmaceutical companies a complete NGS-based solution for the development, manufacture and commercialization of companion diagnostic assays. Under the Governing Agreement, the parties jointly sought companion diagnostic programs with biopharmaceutical companies, with QML entering into sponsor project agreements with interested biopharmaceutical companies for specified projects, and QML and the Company entering into statements of work which set forth the rights and obligations of QML and the Company with respect to each project. In November 2019, the Company elected to terminate the Governing Agreement with QML as a result of QML’s material breach of the Governing Agreement, including QML’s failure to develop an in vitro diagnostic (“IVD”) version of its GeneReader sequencing platform for development of PDP Assays. The Company’s termination of the Governing Agreement did not terminate active statements of work under the Governing Agreement.

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

The initial-phase investigational-use-only (“IUO”) development activities under SOW Two and the first three amendments related to next phases, which include the use of the IUO assay developed in the initial-phase in a retrospective clinical trial and in additional disease indications, have been completed. The fourth amendment of SOW Two, effective as of February 5, 2019, contemplates the use of the IUO assay in multiple biopharmaceutical company clinical trials and additional development activities which could potentially be included in a future companion diagnostic regulatory submission. As of September 30, 2020, development activities agreed upon in the fourth amendment are ongoing and expected to be completed in the fourth quarter of 2020.

Revenue of approximately $0.1 million and $0.5 million inclusive of SOW Two Monthly Fees and approximately $0.1 million and $0.1 million of SOW Two profit-sharing payments has been included in collaborative development services revenue in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2020, respectively. Revenue of approximately $0.6 million and $2.2 million, inclusive of SOW Two Monthly Fees and approximately $0.3 million and $0.4 million of SOW Two profit-sharing payments has been included in collaborative development services revenue in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2019, respectively. Accounts receivable relating to SOW Two of approximately $0.1 million and $0.2 million remained in the accompanying condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively. Costs relating to development activities conducted by the Company pursuant to SOW Two of less than $0.1 million and approximately $0.4 million have been included in research and development expense in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2020, respectively, compared with approximately $0.2 million and $1.3 million for the three and nine months ended September 30, 2019, respectively.

Statement of Work No. Three

In January 2018, the Company and QML entered into a third statement of work under the Governing Agreement (“SOW Three”) and amended SOW Three in September 2018. SOW Three relates to development activities for an NGS-based clinical-trial assay (“SOW Three Project”) in connection with a sponsor project agreement between QML and a pharmaceutical company (“Pharma Three”). Initial assay development activities under SOW Three have been completed, and the first amendment to SOW Three provides for the development of an IUO assay, subsequent retrospective testing of clinical trial samples, design verification and, subject to satisfactory achievement of relevant performance and regulatory milestones, regulatory submissions in the United States and European Union necessary for the commercialization of a companion diagnostic for a corresponding Pharma Three drug. As of September 30, 2020, the Company and QML are on hold pending customer decision as to whether to proceed with next phase contract activities.

There was no revenue recognized, or development costs incurred relating to SOW Three for the three and nine months ended September 30, 2020. Revenue of approximately $0.5 million and $0.8 million reflecting SOW Three Monthly Fees has been included in collaborative development services revenue in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2019, respectively. Accounts receivable relating to SOW Three of $0 and approximately $0.8 million remained in the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively. Costs relating to development activities conducted by the Company pursuant to SOW Three of approximately $0.3 million and $0.6 million have been included in research and development expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2019, respectively.

Contract Assets

Contract assets represent the Company's right to consideration in exchange for goods or services that the Company has transferred to a customer, for which rights to payment are conditional upon something other than the passage of time. Contract assets of approximately $42,000 and $0 were included in prepaid expenses and other in the accompanying condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively.

Contract Liabilities

The Company receives up-front payments from customers for custom RUO assay design services, and occasionally for sample processing services. Payments for instrument extended warranty contracts are made in advance as are payments for certain agreed-upon capital purchases required for collaborative development service projects. The Company recognizes such up-front payments as a contract liability. The contract liability is subsequently reduced at the point in time that the data file is delivered for sample processing services or as the Company satisfies its performance obligations over time for RUO assay design, collaborative development and extended warranty services. Contract liabilities of approximately $0.5 million and $0.6 million were included in contract liabilities – current and other non-current liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively. The Company expects approximately $0.3 million of deferred revenue to be realized within the next 12 months and the remaining $0.2 million to be realized prior to December 31, 2022.

Changes in the Company’s contract liability were as follows as of the dates indicated:

	Product Revenue	Custom RUO Assay Design	Sample Processing	Total Contract Liability
Balance at January 1, 2020	$95,148	$66,216	$438,090	$599,454
Deferral of revenue	335,265	459,385	77,104	871,754
Recognition of deferred revenue	(325,181)	(525,601)	(95,670)	(946,452)
Balance at September 30, 2020	$105,232	$—	$419,524	$524,756

	Product Revenue	Custom RUO Assay Design	Sample Processing	Total Contract Liability
Balance at January 1, 2019	$116,547	$50,000	$244,400	$410,947
Deferral of revenue	126,425	671,885	463,814	1,262,124
Recognition of deferred revenue	(172,610)	(707,641)	(229,192)	(1,109,443)
Balance at September 30, 2019	$70,362	$14,244	$479,022	$563,628

Note 10. Other Agreements

NuvoGen Obligation

Pursuant to the Company’s asset purchase agreement with NuvoGen Research, LLC (“NuvoGen”), as amended, the Company is obligated to pay NuvoGen the greater of $400,000 or 6% of annual revenue until the obligation is paid in full. In addition to fixed quarterly payments of $100,000, revenue-based payments of less than $0.1 million and approximately $0.2 million were payable as of September 30, 2020 and December 31, 2019, respectively. There have been no significant modifications to the terms and conditions of the Company’s NuvoGen obligation since the disclosures made in Part II, Item 8, Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2020.

Remaining minimum payments to be made in 2020 include $6,626 of revenue-based payments payable as of September 30, 2020 and the fourth quarter 2020 minimum payment. Minimum payments to be made in 2021 include an estimate of additional revenue-based payments to be made in the first, second and third quarters of 2021 relating to revenue generated in the fourth quarter of 2020 and in the first and second quarters of 2021, estimated using revenue generated in the same quarters in 2019 and 2020. Minimum payments for the remaining periods include only the minimum quarterly payments to be made in each period. Actual payments could vary from what is shown in the table, to the extent that 6% of the Company’s annual revenue in 2021 and beyond exceeds $400,000.

The remaining minimum payments to be made to NuvoGen as of September 30, 2020 are as follows for each fiscal year:

2020	$106,626
2021	639,323
2022	400,000
2023	400,000
2024	400,000
2025 and beyond	3,073,428
Total NuvoGen obligation payments	5,019,377
Plus interest accretion	82,540
Total NuvoGen obligation, net	$5,101,917

The Company has recorded the obligation at the estimated present value of the future payments using a discount rate of 2.5%, the Company’s estimate of its effective borrowing rate for similar obligations. The unamortized debt discount was $(82,540) and $(92,311) at September 30, 2020 and December 31, 2019, respectively. Discount accreted during the three and nine months ended September 30, 2020 was $(3,115) and $(9,771), respectively, compared with $(3,790) and $(10,273) for the three and nine months ended September 30, 2019, respectively.

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

In connection with the Securities Purchase Agreement (see Note 13), the Company issued and sold an aggregate of 5,411,687 pre-funded warrants exercisable for an aggregate of 5,411,687 shares of common stock. The total exercise price of the pre-funded warrants is $0.65 per share, $0.64 of which was pre-funded and paid to the Company upon issuance of the pre-funded warrants. The remaining exercise price of the pre-funded warrants is $0.01 per share. In March 2020, 3,176,762 of the pre-funded warrants were exercised for proceeds of $31,768. The remaining pre-funded warrants are immediately exercisable and do not expire. As the remaining shares underlying the pre-funded warrants are issuable for nominal consideration of $0.01 per share, 2,234,925 in common shares underlying the unexercised pre-funded warrants were considered outstanding for purposes of the calculation of loss per share, as of the three and nine months ended September 30, 2020.

The following outstanding options, warrants, restricted stock units and debt conversion option were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Nine Months Ended September 30,
	2020	2019
Options to purchase common stock	7,485,489	2,940,990
Common stock warrants	880,328	236,915
Restricted stock units	204,051	247,079
QNAH convertible note	-	794,665

Note 12. Warrants

In connection with certain of its redeemable convertible preferred stock issuances, convertible debt financings and other financing arrangements, the Company has issued warrants for shares of its common stock and various issues of its redeemable convertible preferred stock, which have since been converted to common stock warrants.

In September 2019, in connection with the Securities Purchase Agreement (see Note 13), the Company issued and sold an aggregate of 5,411,687 pre-funded warrants exercisable for an aggregate of 5,411,687 shares of common stock. The total exercise price of the pre-funded warrants is $0.65 per share, $0.64 of which was pre-funded and paid to the Company upon issuance of the pre-funded warrants. The remaining exercise price of the pre-funded warrants is $0.01 per share. In March 2020, 3,176,762 of the pre-funded warrants were exercised for proceeds of $31,768. As of September 30, 2020, the remaining pre-funded warrants remain outstanding and are exercisable by the holders at any time.

In connection with the SVB Term Loan Agreement (see Note 8), the Company granted to SVB a warrant to purchase up to 643,413 shares of the Company’s common stock at a purchase price of $0.7771 per share. The warrant will expire on June 24, 2030 and may be exercised for cash or at the election of the holder on a cashless, net exercise basis.

The following table shows the common stock warrants outstanding as of September 30, 2020:

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

During the nine months ended September 30, 2020, the Company sold 10,436,016 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of approximately $6.7 million. After deferred offering costs included as non-current assets in the condensed balance sheets as of December 31, 2019 of approximately $0.1 million and paying sales commissions owed in connection with the ATM Offering of approximately $0.2 million, the Company’s aggregate net proceeds for the nine months ended September 30, 2020 were approximately $6.4 million.

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

Each share of Series A Preferred is convertible into 100 shares of the Company’s common stock, subject to proportional adjustment and beneficial ownership limitations. In June 2020, certain of the Investors elected to convert 27,500 shares of Series A Preferred to common stock in the aggregate, resulting in the issuance of 2,750,000 shares of the Company’s common stock. The remaining 23,770

Series A Preferred shares remain outstanding as of September 30, 2020. In the event of the Company’s liquidation, dissolution or winding up, holders of Series A Preferred will participate pari passu with any distribution of proceeds to holders of the Company’s common stock. Holders of Series A Preferred are entitled to receive dividends on shares of Series A Preferred equal (on an as converted to common stock basis) to and in the same form as dividends actually paid on the Company’s common stock. Shares of Series A Preferred generally have no voting rights, except as required by law.

LP Purchase Agreement

On March 24, 2020, the Company entered into a purchase agreement ("LP Purchase Agreement") with Lincoln Park Capital Fund, LLC ("Lincoln Park"), pursuant to which, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right to sell to Lincoln Park up to $20.0 million of shares of its common stock (“Purchase Shares”) from time to time over the 36-month term of the LP Purchase Agreement. The purchase price of the Purchase Shares will be based on recent closing prices of the Company’s common stock at the time of sale. The Company issued Lincoln Park an aggregate of 615,384 shares of its common stock as consideration for their purchase commitment pursuant to the LP Purchase Agreement. The Company did not receive cash proceeds from the issuance of such shares. The value of this commitment consideration, as well as related transaction costs of approximately $0.1 million have been included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2020. No such expense was included in the accompanying condensed financial statements for the three and nine months ended September 30, 2019. No shares have been sold under the LP Purchase Agreement as of September 30, 2020.

Stock-based Compensation

Equity Incentive Plans

In May 2015, 940,112 shares were reserved for issuance under the Company’s 2014 Equity Incentive Plan (the “2014 Plan”). There were no shares of the Company’s stock available for issuance under the 2014 Plan as of December 31, 2019, other than those reserved for inducement awards, as outlined below. On January 1, 2020, an additional 2,323,609 shares were registered for issuance under the 2014 Plan pursuant to an evergreen provision contained in the 2014 Plan.

In May 2019, 200,000 shares were reserved for issuance under the 2014 Plan pursuant to an amendment approved by the Company’s Board of Directors pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules, to be used exclusively for the grant of awards to individuals who were not previously employees or non-employee directors of the Company, as inducement material to the individuals’ entering into employment with the Company (“Inducement Awards”). No new Inducement Awards may be granted under the 2014 Plan.

In August 2020, the Company’s stockholders, upon the recommendation of the Company’s Board of Directors, approved the 2020 Equity Incentive Plan (the “2020 Plan”) as a successor to and continuation of the 2014 Plan. Upon approval of the 2020 Plan, 11,170,288 shares, including 1,028,292 remaining shares reserved for issuance under the 2014 Plan (excluding shares available for the granting of inducement awards under the 2014 Plan’s inducement share pool), were reserved for issuance under the 2020 Plan. No new awards may be granted under the 2014 Plan. The 2020 Plan does not contain an evergreen provision.

The Company’s Board of Directors determines the grant date for all awards granted under the 2020 Plan. The option exercise price of stock options granted is generally equal to the closing price of the Company’s common stock on the date of grant or on the employee’s hire date for new hire grants. All stock options granted have a ten-year term. The vesting period of stock options and RSUs is established by the Board of Directors but typically ranges between one and four years.

A summary of the Company’s stock option activity for the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2019	2,904,898	$2.37	8.0	$781
Granted	5,766,000	0.52
Exercised	-	-		$-
Forfeited	(1,102,897)	1.01
Expired/Cancelled	(82,512)	3.29
Balance at September 30, 2020	7,485,489	$1.13	8.9	$404
Exercisable at September 30, 2020	2,489,579	$1.98	7.4	$101

As of September 30, 2020, total unrecognized compensation cost related stock option awards was approximately $2.7 million, which is expected to be recognized over approximately 2.44 years.

The following table summarizes restricted stock unit (“RSU”) award activity for the nine months ended September 30, 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2019	223,745	$2.91
Granted	105,000	0.52
Released	(97,819)	2.43
Forfeited	(26,875)	2.75
Balance at September 30, 2020	204,051	$1.94
Vested and unissued at September 30, 2020	20,783	$2.21

Vested and unissued awards at September 30, 2020 represents RSU awards for which the vesting date was September 30, 2020, but for which issuance of the awards occurred in October 2020. As of September 30, 2020, the total unrecognized compensation cost related to RSU awards was approximately $0.3 million, which is expected to be recognized over approximately 1.93 years.

Stock-based compensation expense recorded in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Selling, general and administrative	$380,676	$226,645	$1,070,651	$625,821
Research and development	884	74,652	81,374	181,336
Cost of product and product-related services revenue	5,389	15,258	11,717	37,976
	$386,949	$316,555	$1,163,742	$845,133

Note 14. Leases

Operating Leases

The Company leases office space and equipment under agreements classified as operating leases that expire on various dates through 2023. The Company’s most significant active leases as of September 30, 2020 are for office and manufacturing space in Tucson, Arizona, which expire in 2021. The Company also leases a development laboratory space in San Carlos, California, which expires in 2023. The Company’s leases do not include any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right-of-use assets as the Company is not reasonably certain to exercise the options. Annual rent increases are included in the calculation of the operating lease right-of-use assets. Variable expenses generally represent the Company’s share of the landlord’s operating expenses and are recorded when incurred. Incremental borrowing rates used to discount future lease payments in calculating lease liabilities were estimated by reference to the rate on the Company’s existing debt, as this represents the cost of borrowing for secured loans of similar duration. The Company does not have any operating lease arrangements where it acts as a lessor.

The components of lease cost for operating leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating leases
Operating lease cost	$182,287	$174,581	$570,163	$435,312
Variable lease cost	36,554	36,210	89,716	89,468
Operating lease expense	218,841	210,791	659,879	524,780
Short-term lease rent expense	—	—	—	1,497
Total rent expense	$218,841	$210,791	$659,879	$526,277

The table below summarizes other information related to the Company’s operating leases:

	Nine Months Ended September 30,
	2020	2019
Operating cash flows for operating leases	$665,095	$550,024
Establishment of operating lease liabilities arising from obtaining right-of-use assets	$21,078	$2,038,193
Weighted-average remaining lease term – operating leases	1.9	2.4
Weighted-average discount rate – operating leases	9.6%	9.6%

As of September 30, 2020, remaining maturities of our operating leases, excluding short-term leases, are as follows:

2020	$218,157
2021	340,970
2022	281,232
2023	70,848
Total	911,207
Less present value discount	(84,311)
Operating lease liabilities, net	$826,896

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

The components of lease cost for financing leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Financing leases
Amortization of right-of-use assets	$10,035	$10,128	$34,033	$36,908
Interest on lease liability	2,092	1,559	7,074	5,528
Total financing lease cost	$12,127	$11,687	$41,107	$42,436

The table below summarizes other information related to the Company’s financing leases:

	Nine Months Ended September 30,
	2020	2019
Weighted-average remaining lease term – financing leases	3.5	2.0
Weighted-average discount rate – financing leases	9.77%	9.77%

As of September 30, 2020, remaining maturities of our financing leases are as follows:

2020	$10,445
2021	28,355
2022	20,716
2023	18,396
2024	16,080
Total	93,992
Less present value discount	(14,737)
Financing lease liabilities, net	$79,255

At September 30, 2020, the Company had financing lease liabilities net of discount of $79,255, of which $26,620 was included in other current liabilities and $52,635 was included in other non-current liabilities, and financing right-of-use assets of $75,563, which were included in property and equipment, net, in the accompanying condensed consolidated balance sheet.

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

	Nine Months Ended September 30,
	2020	2019
Beginning balance	$94,482	$63,461
Cost of warranty claims	(19,310)	(38,691)
Increase in warranty reserve	12,423	64,637
Ending balance	$87,595	$89,407

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
•

our ability to develop new technologies to expand our product offerings, including direct-target sequencing for detection of mutations from expressed RNA (such as single-point mutations and gene rearrangements, including gene fusions and insertions) and a whole-transcriptome product;

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

Overview

We are a commercial stage RNA platform-based life sciences company focused on advancing the promise of precision medicine. Our product and service solutions are based on our proprietary next-generation HTG EdgeSeq technology that enables targeted RNA profiling using a small amount of biological sample, in liquid or solid forms. Our menu of HTG EdgeSeq assays is automated on our HTG EdgeSeq system, which applies genomic sequencing tools that generate gene expression data in a timely manner utilizing a simplified workflow for customers. We seek to leverage key business drivers in molecular profiling for biomarker analysis and diagnostics, including the acceleration of precision medicine, the migration of molecular testing to NGS-based applications, the movement to smaller and less invasive biopsies, the need for greater diagnostic sensitivity, the need to conform to challenging healthcare economics and the need for automation and an easily deployable workflow, including simplified bioinformatics. For example, these capabilities enable customers to extend the use of limited biological samples for retrospective analysis, gaining further understanding of the molecular drivers of disease with the goal of developing biomarker-driven targeted therapies. We also believe our HTG EdgeSeq technology can be used as a platform technology in clinical applications that will simplify, consolidate and reduce the cost of NGS-based diagnostic workflows and in commercialized companion diagnostic (“CDx”) tests.

Our products include instruments, consumables, including assay kits, and software that, as an integrated platform, automate sample processing and can quickly, robustly and simultaneously profile tens, hundreds or thousands of molecular targets from samples a fraction of the size required by many prevailing technologies. Our objective is to establish our solutions as the standard in molecular profiling, companion diagnostic development and molecular diagnostics, and to make their benefits accessible to all molecular labs from research to the clinic. We believe that our target customers desire high quality molecular profiling information in a multiplexed panel format from increasingly smaller and less invasive samples, with the ability to test and the option to analyze such information locally to minimize turnaround time and cost.

In 2014, we launched our HTG EdgeSeq technology, which generates a molecular profiling library for gene expression profiling using NGS. Our HTG EdgeSeq assays are automated on our HTG EdgeSeq system. Our innovative platform and menu of molecular profiling panels are being utilized in two complimentary ways in advancing precision medicine. Biopharmaceutical companies and other translational research centers utilize our technology to discover and validate biomarkers and develop molecular subtypes which can identify patient populations most likely to respond to certain therapies. In addition to purchasing our technology for use in customer facilities, customers can also obtain the advantages of our proprietary technology through our service offerings. Pre-clinical services, including custom assay design and sample processing services provided by our Tucson-based VERI/O laboratory, allow customers the ability to more efficiently identify and validate biomarker signatures across their drug portfolios or patient cohorts. Our ISO 13485-2016 certified quality system and diagnostic development teams, in partnership with biopharmaceutical company customers, develop, manufacture and support clinical trials with investigation use only assays for potential companion diagnostics. Although our initial focus has been oncology, we offer customers a full solution from biomarker discovery to deployment of CDx assays across numerous disease states. Utilizing NGS as our method of detection provides our customers with the benefits of our highly multiplexed and extraction-free chemistry and the sensitivity and dynamic range of the sequencers, providing a powerful value proposition and complete workflow.

RNA-based applications represent a large and growing market with significant, unmet needs where our HTG EdgeSeq platform has allowed us to demonstrate competitive advantages. We believe that our platform technology can enable gene expression profiling growth to accelerate as we make NGS-based gene expression analysis easier and more sample sparing.

We have two primary sources of revenue: product and product-related services revenue from the sale of research use only (“RUO”) and CE IVD marked profiling products, sample processing services and custom assay design services to biopharmaceutical companies, academic research centers and molecular testing laboratories; and revenue from collaborative development services for companion diagnostic development programs for biopharmaceutical companies.

Profiling product and product-related services revenue includes customer purchases of our HTG EdgeSeq instrument and related assay kits, design of custom RUO assay kits for customers and the use of our HTG EdgeSeq instrument and RUO assay kits to process samples on the customer’s behalf in our VERI/O laboratory. In addition, we sell two internally developed proprietary CE IVD marked assays, including our HTG EdgeSeq DLBCL Cell of Origin Assay EU and HTG EdgeSeq ALKPlus Assay EU. Additional diagnostic tests are in early stage development in collaboration with our European customers. Our team of field-based and support services employees throughout Europe facilitate our ability to generate product revenue in Europe and to improve our responsiveness to customer needs in that region. While we have closed our applications laboratory in Sausheim, France, we continue to perform sample processing and collaborative development services for our global customer base in our VERI/O laboratory in the United States.

Collaborative development revenue relates to services performed using our HTG EdgeSeq proprietary technology to develop, seek regulatory approval for and commercialize companion diagnostic assays for biopharmaceutical drug candidates and corresponding therapeutics. Collaborative development services revenue recognized to date has been generated primarily pursuant to the Master Assay Development, Commercialization and Manufacturing Agreement between us and QIAGEN Manchester Limited (“QML”) dated November 2016 (the “Governing Agreement”). In November 2019, we terminated the Governing Agreement. Our termination of the Governing Agreement did not terminate active statements of work under the Governing Agreement. On a going-forward basis, we expect to enter into additional collaborative development services arrangements directly with biopharmaceutical company customers, which we believe will result in improved economics from these arrangements and not limit the sequencer platform used for development. In August 2020, we entered into a Commercialization and Distribution Agreement with QML that we believe will provide our customers distribution and commercialization options with QML in the event that a companion diagnostic assay is developed under one of these development services arrangements in the future.

Collaborative development services, as well as laboratory services, represent a services-oriented model. However, we anticipate that these services will be a catalyst toward a product-based strategy as an increase in our menu of diagnostic panels is expected to result in increased demand for our instrument and consumables products in individual laboratories and customer locations.

In March 2020, the World Health Organization announced that a new strain of coronavirus originating in Wuhan, China had become a pandemic. The full impact of the COVID-19 pandemic on our financial condition, liquidity and future results of operations remains fluid and uncertain as of the date of this report. We experienced a significant slowing of product and product-related services revenue generation beginning in March 2020 and we believe this period of reduced revenue will continue through at least the remainder of 2020 due to continued disruptions to our customers’ businesses from the pandemic and, in many instances, their prioritization of projects in areas focus related to COVID-19. We have also experienced limited delays in our development efforts as a result of stay-at-home orders and our efforts to prioritize the safety of our employees during this pandemic. However, all 2020 key development milestones have been met and high priority development efforts have continued, including extensive experiment study planning and analysis, despite operational challenges including more limited activity in our wet labs. We believe the COVID-19 pandemic will continue to impact our productivity, supply chains, distribution networks and other areas of our operation as the pandemic continues to disrupt our business and the businesses of our vendors, partners and customers.

Our 2020 development efforts have been aimed at expansion of our position in translational medicine with our RUO molecular profiling products, including adding to the utility of our targeted oncology, immuno-oncology, autoimmune and micro RNA panels with the addition of new applications and analytical capabilities released in our HTG EdgeSeq Reveal software. This web-based biostatistical analysis software is designed to accelerate customer research by streamlining their statistical analysis of samples processed with our HTG EdgeSeq RUO profiling assays. In addition, we have continued to reach key milestones in the development of our whole transcriptome product toward a planned RUO launch in 2021. This panel is expected to measure approximately 20,000 biomarkers and we believe that it will be a foundational product not only for RUO profiling, but also for our companion diagnostics and potential proprietary diagnostic products. We also expect this product to expand our product offerings outside of oncology and autoimmune and into additional markets such as transplant and diabetes.

On April 21, 2020, we received proceeds from a loan in the amount of $1,717,000 (the “PPP Loan”) from Silicon Valley Bank (“SVB”), as lender, pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 21, 2022 and bears interest at an annual rate of 1%. All or a portion of the PPP Loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon the SBA’s review and acceptance of the documentation provided with the forgiveness application submitted in October 2020 in accordance with the SBA requirements. Beginning on March 21, 2021, we are required to make 14 equal monthly principal and interest payments on all amounts that are not forgiven. We may prepay the PPP Loan at any time prior to maturity with no prepayment penalties.

In June 2020, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”), as lender, which provides a secured term loan in the principal amount of $10.0 million (the “SVB Term Loan”). The proceeds from the SVB Term Loan were fully funded on the June 25, 2020, and were used, together with cash on hand, to repay in full all outstanding amounts and fees due under the MidCap Credit Facility and the QNAH Convertible Note (see Note 8 to our condensed consolidated financial statements included elsewhere in this report). The SVB Term Loan bears interest at a floating rate equal to the greater of 2.50% above the Prime Rate (as defined in the Loan Agreement) and 5.75%. Interest on the SVB Term Loan is due and payable monthly in arrears. The SVB Term Loan has interest-only payments through June 30, 2021. The interest only period may be extended for six months upon the achievement of an equity milestone as fully defined in the Loan Agreement. The ultimate interest-only period will be followed by equal monthly payments of principal and interest through the maturity date of December 1, 2023.

Results of Operations

Comparison of the three and nine months ended September 30, 2020 and 2019

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Revenue:
Product and product-related services	$1,701,068	$4,311,043	$(2,609,975)	(61%)	$5,417,731	$11,397,916	$(5,980,185)	(52%)
Collaborative development services	76,030	1,093,750	(1,017,720)	(93%)	548,135	3,006,022	(2,457,887)	(82%)
Total revenue	1,777,098	5,404,793	(3,627,695)	(67%)	5,965,866	14,403,938	(8,438,072)	(59%)
Operating expenses:
Cost of product and product-related services revenue	940,892	2,939,007	(1,998,115)	(68%)	2,931,026	7,492,905	(4,561,879)	(61%)
Selling, general and administrative	4,752,321	4,516,341	235,980	5%	13,683,069	13,657,917	25,152	0%
Research and development	1,255,416	2,570,355	(1,314,939)	(51%)	4,914,467	7,898,742	(2,984,275)	(38%)
Total operating expenses	6,948,629	10,025,703	(3,077,074)	(31%)	21,528,562	29,049,564	(7,521,002)	(26%)
Operating loss	(5,171,531)	(4,620,910)	(550,621)	12%	(15,562,696)	(14,645,626)	(917,070)	6%
Loss on extinguishment of MidCap Credit Facility	—	—	—	100%	(522,394)	—	(522,394)	100%
Other income (expense)	(238,676)	(123,000)	(115,676)	94%	(482,599)	(259,552)	(223,047)	86%
Net loss before income taxes	$(5,410,207)	$(4,743,910)	$(666,297)	14%	$(16,567,689)	$(14,905,178)	$(1,662,511)	11%

Revenue

We generate revenue from two primary sources: product and product-related services revenue from the sale of RUO and CE IVD marked profiling products, sample processing services and custom assay design services to biopharmaceutical companies, academic research centers and molecular testing laboratories; and revenue from collaborative development services for biopharmaceutical companies under our companion diagnostic development programs.

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

Total revenue decreased by 67% and 59% to $1.8 million and $6.0 million for the three and nine months ended September 30, 2020, respectively, compared with $5.4 million and $14.4 million for the three and nine months ended September 30, 2019, respectively. The COVID-19 pandemic has continued to negatively impact our ability to generate direct and collaborative development services revenue since March 2020 as numerous academic and biopharmaceutical company customers’ facilities have been closed or partially closed due to the pandemic. These closures have continued to limit our ability to ship instruments and consumables to customer facilities and has limited their ability to prepare and ship samples to our VERI/O laboratory. In some geographies, especially at our global academic medical center customers’ sites, we saw a growing number of these operations returning to work, at least on a limited capacity, in the third quarter of 2020. In other areas, such as our large biopharmaceutical customers, the reopening process has been slower than anticipated as these customers remain cautious about reopening their facilities due to continued increases in COVID-19 infection rates. In addition, these customers are operating with limited resources in certain cases and are prioritizing other COVID-related programs in the near term, impacting our ability to resume non-COVID programs planned with these customers prior to the pandemic. While we cannot be certain of the ultimate impact the COVID-19 pandemic will have on our business and that of our customers, we anticipate the generation of our product and product-related services revenue will resume in future periods as our and our customers’ operations are able to return to pre-COVID-19 levels.

Product and product-related services revenue

Product and product-related services revenue, which includes biomarker profiling revenue generated through the sale of our HTG EdgeSeq instruments and consumables and from services performed for customers in our VERI/O laboratory using our proprietary RUO technology, decreased to $1.7 million and $5.4 million for the three and nine months ended September 30, 2020, respectively, compared with $4.3 million and $11.4 million for the three and nine months ended September 30, 2019, respectively. Product and product-related services revenue represented 96% and 91% of our total revenue for the three and nine months ended September 30, 2020, respectively, compared with 80% and 79% of total revenue for the three and nine months ended September 30, 2019, respectively, and was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Product revenue:
Instruments	$71,742	$414,491	$563,396	$1,100,606
Consumables	764,605	1,058,386	2,091,848	2,218,674
Total product revenue	836,347	1,472,877	2,655,244	3,319,280
Product-related services revenue:
Custom RUO assay design	238,502	2,129,251	1,210,968	3,978,428
RUO sample processing	626,219	708,915	1,551,519	4,100,208
Total product-related services revenue	864,721	2,838,166	2,762,487	8,078,636
Total product and product-related services revenue	$1,701,068	$4,311,043	$5,417,731	$11,397,916

Product revenue generated from the sale of our HTG EdgeSeq instruments and RUO and CE IVD assay kits decreased by 43% and 20% to $0.8 million and $2.7 million for the three and nine months ended September 30, 2020, respectively, compared with $1.5 million and $3.3 million for the three and nine months ended September 30, 2019, respectively. Product revenue represented 47% and 45% of our total revenue for the three and nine months ended September 30, 2020, respectively, compared with 27% and 23% of our total revenue for the three and nine months ended September 30, 2019, respectively. The decrease in product revenue in 2020 compared with 2019 reflects our limited ability to ship instruments and consumables to our customers’ facilities due to their facility closures resulting from the COVID-19 pandemic. The decrease also reflects a slower than anticipated return to pre-COVID purchasing patterns. In addition to reflecting decreased revenue in other areas of our core business, the increase in product revenue as a percentage of total revenue reflects purchasing by our European customers, who historically have accessed our technology through instrument and consumables purchases and who generally began their return to work in the second and third quarters of 2020 to a greater extent than our domestic customer base. We continue to discuss future studies with both new and existing customers and expect demand for our products to continue to increase as our customers are able to return to pre-COVID operating levels.

Service revenue, consisting of RUO sample processing using our HTG EdgeSeq instruments and consumables in our VERI/O laboratory and custom RUO assay design, decreased 70% and 66% to $0.9 million and $2.8 million for the three and nine months ended September 30, 2020, respectively, compared with $2.8 million and $8.1 million for the three and nine months ended September 30, 2019, respectively. The decrease in service revenue for the three and nine months ended September 30, 2020 compared with the same periods in 2019, primarily reflects a reduction in RUO sample processing revenue due to continued COVID-19-related delays in sample receipt for anticipated customer programs and high levels of subcontracted laboratory services in 2019 which did not recur in 2020. Although a number of our customers began to return during the latter part of the second quarter and throughout the third quarter of 2020, our larger biopharmaceutical company customers, who have historically represented the largest portion of our services business, continue to experience slower resumption of their onsite operations or are reprioritizing current year projects due to COVID-19 impacts on their operations. It remains uncertain if our larger biopharmaceutical customers will resume previously planned studies in the future as their activities return to pre-COVID levels.

Collaborative development services revenue

Collaborative development services revenue includes services performed on biopharmaceutical company companion diagnostic development programs using our HTG EdgeSeq proprietary technology to develop, validate in clinical trials, seek regulatory approvals for and commercialize CDx assays for biopharmaceutical company therapeutics. Collaborative development services revenue, consisting of precision diagnostic program services performed for biopharmaceutical companies pursuant to our Governing Agreement with QML, decreased by 93% and 82% to $0.1 million and $0.5 million for the three and nine months ended September 30, 2020, respectively, compared with $1.1 million and $3.0 million for the three and nine months ended September 30, 2019, respectively. Collaborative development services revenue represented 4% and 9% of our total revenue for the three and nine months ended September 30, 2020, respectively, compared with 20% and 21% of our total revenue for the three and nine months ended September 30, 2019, respectively. These decreases reflect reduced, remaining contracted development tasks on our existing programs as we continue to await additional activity based on customer decision points and that no additional collaborative development services programs have been entered into in 2020. Though we continue to seek potential, new customer collaborations, we currently do not anticipate significant revenue from collaborative development services programs in 2020.

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

Cost of product and product-related services revenue decreased by 68% and 61% to $0.9 million and $2.9 million for the three and nine months ended September 30, 2020, respectively, compared with $2.9 million and $7.5 million for the three and nine months ended September 30, 2019, respectively. This decreased cost is consistent with the decrease in product and product-related services revenue for the three and nine months ended September 30, 2020 compared with 2019. The decrease in cost of product and product-related services revenue as a percentage of product and product-related services revenue for the nine months ended September 30, 2020 compared with the same period in 2019 is primarily the result of lower margin subcontracted laboratory services relating to two large biopharmaceutical company customer programs in 2019.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of personnel costs for our sales and marketing, regulatory, legal, executive management and finance and accounting functions. The expenses also include third-party professional and consulting fees incurred by these functions, promotional expenses and facility and overhead costs for our administrative offices. Selling, general and administrative expenses increased by 5% for the three months ended September 30, 2020 compared with the same period in 2019 and remained consistent for the nine months ended September 30, 2020 compared with the same period in 2019. Selling, general and administrative expense was $4.8 million and $13.7 million for the three and nine months ended September 30, 2020, respectively, compared with $4.5 million and $13.7 million for the three and nine months ended September 30, 2019, respectively. The increase in third quarter 2020 selling, general and administrative expense compared with the prior year reflects an increase in stock-based and other compensation-related expense items.

Research and development expenses

Research and development expenses represent amounts incurred to perform collaborative development services, costs to develop new proprietary panels and corresponding assays and costs to continue to develop and improve our HTG EdgeSeq technology. These expenses include payroll and related expenses, consulting expenses, laboratory supplies, facilities and equipment. Research and development costs are expensed as incurred. Research and development expenses decreased by 51% and 38% to $1.3 million and $4.9 million for the three and nine months ended September 30, 2020, respectively, compared with $2.6 million and $7.9 million for the three and nine months ended September 30, 2019, respectively. This decrease is primarily due the slowing or reduction of development programs associated with our biopharmaceutical customer companion diagnostic development programs in 2020 when compared with the same period in 2019. Development costs associated with these programs are included in research and development expense in our condensed consolidated statements of operations as the contracts are accounted for under the accounting guidance for collaborative arrangements. Costs associated with our collaborative development services revenue were less than $0.1 million and $0.4 million for the three and nine months ended September 30, 2020 compared with $0.6 million and $2.0 million for the three and nine months ended September 30, 2019.

Cash Flows for the nine months ended September 30, 2020 and 2019

          The following table summarizes the primary sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$(12,742,237)	$(12,838,847)
Investing activities	13,465,406	19,123,806
Financing activities	7,262,021	20,099,689
Effect of exchange rate on cash	9,283	29,838
Increase in cash, cash equivalents and restricted cash	$7,994,473	$26,414,486

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020 was $12.7 million compared with $12.8 million for the nine months ended September 30, 2019. Net cash used in operating activities for the nine months ended September 30, 2020 reflected (i) a net loss of $16.6 million; (ii) net non-cash items of $3.6 million, consisting primarily of stock-based compensation of $1.2 million, depreciation and amortization of $1.0 million, loss on extinguishment of MidCap Credit Facility and QNAH Convertible Note of $0.5 million, and amortization of right-of-use assets of $0.5 million; and (iii) a net cash inflow from changes in balances of operating assets and liabilities of $0.2 million.

Net cash used in operating activities for the nine months ended September 30, 2019 was $12.8 million. Net cash used in operating activities for the nine months ended September 30, 2019 reflected (i) a net loss of $14.9 million; (ii) net non-cash items of $2.3 million, consisting primarily of depreciation and amortization of $0.9 million and stock-based compensation of $0.8 million; and (iii) a net cash outflow from changes in balances of operating assets and liabilities of $0.2 million. This net cash outflow was primarily due to a decrease in accrued liabilities as a result of the payment of annual performance-based bonuses in the first quarter 2019, partially offset by a decrease in accounts receivable primarily due to collection of year-end receivables and a decrease of collaborative development services revenue in 2019.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2020 was $13.5 million compared with $19.1 million for the nine months ended September 30, 2019 and was comprised primarily of maturities of available-for-sale securities of $25.5 million, partially offset by purchases of available-for-sale securities of $11.6 million.

Net cash provided by investing activities for the nine months ended September 30, 2019 was $19.1 million. Net cash provided by investing activities for the nine months ended September 30, 2019 was comprised primarily of maturities of available-for-sale securities of $30.8 million, partially offset by purchases of available-for-sale securities of $10.9 million and the purchase of laboratory equipment and other fixed assets during the period.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was $7.3 million compared with net cash provided by financing activities for the nine months ended September 30, 2019 of $20.1 million. This activity for the nine months ended September 30, 2020 consisted primarily of $6.4 million in net proceeds from our ATM Offering, $1.7 million in proceeds from our PPP Loan, and $0.6 million in proceeds from our Series A convertible preferred stock private placement, partially offset by $0.6 million of net payments to extinguish our QNAH Convertible Note and MidCap Credit Facility obligations with cash on hand and proceeds from our SVB Term Loan, $0.5 million of payments made on our outstanding NuvoGen obligation, and $0.3 million of payments made on our Insurance Note.

Net cash provided by financing activities for the nine months ended September 30, 2019 was $20.1 million. This activity for the nine months ended September 30, 2019 consisted primarily of $20.8 million in net proceeds from our underwritten public offering and concurrent private placement in September 2019, offset by $1.0 million of payments made on our outstanding NuvoGen obligation.

Liquidity and Capital Resources

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock, the incurrence of debt and cash received from product sales, services revenue and other income. As of September 30, 2020, we had $30.5 million in cash, cash equivalents and investments in short-term available-for-sale securities, and $17.3 million of liabilities outstanding relating to our SVB Term Loan, NuvoGen and PPP Loan obligations and our financing and operating leases.

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

In November 2019, we entered into a Controlled Equity Offering Sales Agreement (the “Cantor Sales Agreement”) with Cantor as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor, shares of our common stock by any method deemed to be an “at the market offering” as defined by rule 415(a)(4) under the Securities Act (the “ATM Offering”). The shares will be offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-229045). We have offered and sold 10,436,016 shares of our common stock under the ATM Offering through September 30, 2020 for net proceeds of $6.4 million. As of September 30, 2020, we are permitted to sell up to approximately $8.6 million of additional shares of our common stock under the current prospectus supplement for the ATM Offering.

In February 2020, we issued 41,100 shares of our Series A convertible preferred stock (“Series A Preferred”) to accredited investors, in exchange for the investors surrendering to us for cancellation an aggregate of 4,110,000 shares of our common stock. In addition, we sold an aggregate of 10,170 additional shares of our Series A Preferred to the accredited investors for aggregate gross proceeds of approximately $600,000, and transaction costs of approximately $37,000. Each share of Series A Preferred is convertible into 100 shares of the Company’s common stock, subject to proportional adjustment and beneficial ownership limitations. In June 2020, the investors elected to convert 27,500 shares of Series A Preferred to common stock, resulting in the issuance of 2,750,000 shares of the Company’s common stock. The remaining 23,770 shares of Series A Preferred remain outstanding as of September 30, 2020. In the event of our liquidation, dissolution or winding up, holders of Series A Preferred will participate pari passu with any distribution of proceeds to holders of our common stock. Holders of Series A Preferred are entitled to receive dividends on shares of Series A Preferred equal (on an as converted to common stock basis) to and in the same form as dividends actually paid on our common stock. Shares of Series A Preferred generally have no voting rights, except as required by law.

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

In April 2020, we received the proceeds from the PPP Loan in the amount of $1,717,000 from SVB, as lender, pursuant to the Paycheck Protection Program of the CARES Act. The PPP Loan matures on April 21, 2022 and bears interest at an annual rate of 1%. Beginning on March 21, 2021, we are required to make 14 equal monthly payments of principal and interest for all amounts that are not forgiven through the SBA’s application and documentation process. We may prepay the PPP Loan at any time prior to maturity with no prepayment penalties.

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

Funding Requirements

We have had recurring operating losses and negative cash flows from operations since our inception and have an accumulated deficit of $186.9 million as of September 30, 2020. As of September 30, 2020, we had cash, cash equivalents and investments in short-term available-for-sale securities of approximately $30.5 million and had current liabilities of approximately $6.0 million. As of September 30, 2020, we also had $14.5 million in long-term liabilities primarily attributable to our SVB Term Loan, PPP Loan and NuvoGen obligations. We believe that our existing resources will be sufficient to fund our planned operations and expenditures for at least the next 12 months from issuance of these condensed consolidated financial statements. However, we cannot provide assurances that our plans will not change or that changed circumstances, especially those related to the COVID-19 pandemic, will not result in the depletion of our capital resources more rapidly than we currently anticipate. These circumstances raise substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

Through September 30, 2020, we have not entered into any off-balance sheet arrangements as defined by applicable SEC regulations.

Recent Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies – Recently Adopted and Recently Issued Accounting Pronouncements in the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Items subject to estimates based on judgments include, but are not limited to: revenue recognition, stock-based compensation expense, the resolution of uncertain tax positions, income tax valuation allowances, recovery of long-lived assets and provisions for doubtful accounts, inventory obsolescence and inventory valuation. Actual results could materially differ from these estimates and such differences could affect the results of operations in future periods.

There were no changes in our critical accounting policies and estimates during the nine months ended September 30, 2020 from those set forth in “Critical Accounting Policies and Significant Judgments and Estimates” in our December 31, 2019 Annual Report on Form 10-K filed with the SEC on March 25, 2020 other than the adoption of the following new accounting pronouncements in the first quarter of 2020.

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

As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

RISK FACTOR SUMMARY

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC before making investment decisions regarding our common stock.

•	We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.
•	If we are unable to successfully commercialize our products, our business may be adversely affected.
•

If our HTG EdgeSeq system and proprietary profiling panels fail to achieve and sustain sufficient market acceptance, or we are not able to continue to expand our service or collaborative relationships with biopharmaceutical customers, either directly or through a collaboration partner, we will not generate expected revenue, and our prospects may be harmed.

•	Public health epidemics, pandemics or outbreaks, including the recent coronavirus pandemic, could adversely affect our business.
•	Our financial results may vary significantly from quarter to quarter or may fall below the expectations of investors or securities analysts, each of which may adversely affect our stock price.
•

We may not be able to develop new products or enhance the capabilities of our systems to keep pace with rapidly changing technology and customer requirements, which could have a material adverse effect on our business and operating results.

•	Our HTG EdgeSeq product portfolio requires the use of NGS instrumentation and reagents and could be adversely affected by actions of third-party NGS product manufacturers over whom we have no control.
•	Our strategy of developing companion diagnostic products may require large investments in working capital and may not generate any revenues.
•

We may need to raise additional capital to fund our operations in the future. If we are unsuccessful in attracting new capital, we may not be able to continue operations or may be forced to sell assets to do so. Alternatively, capital may not be available to us on favorable terms, or if at all. If available, financing terms may lead to significant dilution of our stockholders’ equity.

•

The life sciences research and diagnostic markets are highly competitive. We face competition from enhanced or alternative technologies and products, which could render our products and/or technologies obsolete. If we fail to compete effectively, our business and operating results will suffer.

•

Our current business depends on levels of research and development spending by academic and governmental research institutions and biopharmaceutical companies, a reduction in which could limit demand for our products and adversely affect our business and operating results.

•

As part of our current business model, we intend to seek to enter into strategic development collaborations and licensing arrangements with third parties to develop diagnostic tests, which may never result in the successful development or commercialization of future tests or other products for a variety of reasons, including because our collaborators may not succeed in performing their obligations or may choose not to cooperate with us.

•	We are dependent on a single third-party supplier for a certain subcomponent of our systems and the loss of this supplier could harm our business.
•

Limitations in the use of our products could harm our reputation or decrease market acceptance of our products; undetected errors or defects in our products could harm our reputation, decrease market acceptance of our products or expose us to product liability claims.

•

Payments under the instruments governing our indebtedness may reduce our working capital. In addition, a default under our Silicon Valley Bank Term Loan or cross default under our PPP loan could cause a material adverse effect on our financial position.

•	If any members of our management team were to leave us or we are unable to recruit, train and retain key personnel, we may not achieve our goals.

•

Approval and/or clearance by the FDA and foreign regulatory authorities for any diagnostic tests will take significant time and require significant research, development and clinical study expenditures and ultimately may not succeed.

•	If we are unable to protect our intellectual property effectively, our business will be harmed.
•	We may need to depend on certain technologies that are licensed to us. We do not control these technologies and any loss of our rights to them could prevent us from selling some of our products.

RISK FACTORS

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

Risks Related to our Business and Strategy

We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.*

We have incurred losses since our inception and expect to incur losses in the future. We incurred net losses of $5.4 million and $16.6 million for the three and nine months ended September 30, 2020, respectively, compared with net losses of $4.7 million and $14.9 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $186.9 million. We expect that our losses will continue for the foreseeable future as we will be required to invest significant additional funds to support product development, including development of new proprietary HTG EdgeSeq panels and products, and the commercialization of our HTG EdgeSeq system and proprietary consumables. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products and services. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products and services, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

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

Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, two customers accounted for 24% and 10% of our revenue for the three months ended September 30, 2020. In addition, two customers accounted for 30% and 13% of our accounts receivable balance as of September 30, 2020 and an additional two customers each accounted for 11% of our accounts receivable as of September 30, 2020. If orders from our top customers are discontinued and we are unable to establish new collaboration projects with biopharmaceutical companies, our revenue in future periods may materially decrease. In addition, we experienced a significant slowing of product and product-related services revenue generation beginning in March 2020 as a result of the COVID-19 pandemic, and we believe this period of reduced revenue will continue through at least the remainder of 2020 due to disruptions to our customers’ businesses as a result of the pandemic. The extent of this impact is likely to vary from customer to customer depending upon how they are directly or indirectly impacted by local stay-at-home orders and other social distancing measures, priorities for the customers when the immediate impacts of the pandemic have passed, and the workforce and supplier impacts that each customer has experienced during the pandemic. Fluctuations in our operating results may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described under the caption “Risk Factors – Risks Related to Our Business and Strategy” of this report. In addition, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. Our products involve a significant capital commitment from our customers or may depend on customer studies that have variable or indefinite timelines and accordingly, involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of investors or securities analysts, our stock price may be adversely affected.

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

We expect to generate a portion of our revenue internationally and are subject to various risks relating to our international activities, which could adversely affect our operating results.*

For the three and nine months ended September 30, 2020, 19% and 31% of our revenue was generated from sales originated by customers located outside of the United States, respectively, compared with 29% and 31% for three and nine months ended September 30, 2019, respectively. We expect that a percentage of our future revenue will continue to come from international sources, and we expect to expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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

We are dependent on a single third-party supplier for a certain subcomponent of our systems and the loss of this supplier could harm our business.*

We currently rely on a single supplier to produce a subcomponent used in our HTG EdgeSeq processors. While we periodically forecast our needs for this subcomponent, our contract with this supplier, which may be a standard purchase order, does not commit them to carry inventory or make available any particular quantities, and the supplier may give other customers’ needs higher priority than ours and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. If we were to lose this supplier, we may not be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, or at all. If we should encounter delays or difficulties in securing the quality and quantity of subcomponent we require for our processors, our supply chain would be interrupted which would adversely affect our sales. A loss of this supplier could significantly delay the delivery of our HTG EdgeSeq processor, which in turn would materially affect our ability to generate revenue. If any of these events occur, our business and operating results could be materially harmed.

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

We rely on distributors for sales of our products in several markets outside of the United States.*

We have established exclusive and non-exclusive distribution agreements for our HTG EdgeSeq system and related profiling panels within parts of Europe and the Middle East. We intend to continue to grow our business internationally, and to do so, in addition to expanding our own direct sales and support team, we plan to attract additional distributors and sales partners to maximize the commercial opportunity for our products. We cannot guarantee that we will be successful in attracting desirable distribution and sales partners or that we will be able to enter into such arrangements on favorable terms. Distributors and sales partners may not commit the necessary resources to market and sell our products to the level of our expectations or may favor marketing the products of our competitors. If current or future distributors or sales partners do not perform adequately, or we are unable to enter into effective arrangements with distributors or sales partners in particular geographic areas, we may not realize long-term international revenue growth.

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

Payments under the instruments governing our indebtedness may reduce our working capital. In addition, a default under our Silicon Valley Bank Term Loan or cross default under our PPP loan could cause a material adverse effect on our financial position.*

Pursuant to the terms of an asset purchase agreement with NuvoGen, we agreed to annually pay NuvoGen the greater of $400,000 or 6% of our yearly revenue until the total aggregate cash compensation paid to NuvoGen under the agreement equals $15.0 million. To date, we have paid NuvoGen approximately $10.0 million. Payments to NuvoGen will result in a reduction in our working capital as we continue to make payments on this obligation.

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

Pursuant to the terms of our PPP Loan, we are required to make 14 equal monthly payments of principal and interest of any amounts that are not forgiven. All or a portion of the PPP Loan may be forgiven by the SBA upon its acceptance of our application and documentation of expenditures in accordance with the SBA requirements. Under the CARES Act and PPP Flexibility Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments and covered utilities during the 24-week period beginning on the date of loan approval at the borrower’s option. Not more than 40% of the forgiven amount may be for non-payroll costs. The amount of the PPP Loan eligible to be forgiven will be reduced if our full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25% during the measurement period, unless certain safe harbors are met. We will be required to repay any portion of the outstanding principal and interest that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loan will ultimately be forgiven by the SBA.

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

Our ability to use net operating loss carryforwards and certain other tax attributed may be limited.*

As of December 31, 2019, we had federal net operating loss carryforwards (“NOLs”) to offset future taxable income of $158.2 million, of which $121.8 million will begin to expire after 2021 if not utilized, while the remainder can be carried forward indefinitely. A lack of future taxable income would adversely affect our ability to utilize these NOLs. Under the Tax Act, as modified by the CARES Act, our federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely but the deductibility of these federal NOLs is limited to 80% of taxable income, unless utilized in 2018, 2019, or 2020, in which case use of the NOLs is not limited. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “IRC”), and corresponding provisions of state law, a corporation that undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period) is subject to limitations on its ability to utilize its pre-ownership change NOL carryforwards and certain other pre-ownership change tax attributes to offset post-ownership change income or taxes. We believe we may have already experienced one or more ownership changes and may in the future experience one or more additional ownership changes, and thus, our ability to utilize pre-ownership change NOL carryforwards and other pre-ownership change tax attributes to offset post-ownership change income or taxes may be limited. Such limitations may cause a portion of our NOL and credit carryforwards to expire before we are able to utilize them. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

The American Medical Association Current Procedural Terminology (“CPT”) Editorial Panel created new CPT codes that could be used by our customers to report testing for certain large-scale multianalyte genomic sequencing procedures (“GSPs”), including our diagnostic products, if approved. Effective January 1, 2015, these codes allow for uniform reporting of broad genomic testing panels using technology similar to ours. While these codes standardize reporting for these tests, coverage and payment rates for GSPs remain uncertain and we cannot guarantee that coverage and reimbursement for these tests will be provided in the amounts we expect, or at all. Initially, industry associations recommended that payment rates for GSPs be cross-walked to existing codes on the clinical laboratory fee schedule. On October 27, 2014, Centers for Medicare and Medicaid Services (“CMS”) issued preliminary determinations for 29 new molecular pathology codes, including the GSPs, of gapfill rather than crosswalking as recommended by the Association for Molecular Pathology. This means that local private Medicare Administrative Contractors, such as Palmetto, Novidian, Novitas and Cahaba, were instructed to determine the appropriate fee schedule amounts in the first year, and CMS calculated a national payment rate based on the median of those local fee schedule amounts in the second year. This process may make it more difficult for our customers to obtain coverage and adequate reimbursement for testing services using our diagnostic products. We cannot assure that CMS and other third-party payors will establish reimbursement rates sufficient to cover the costs incurred by our customers in using our clinical diagnostic products, if approved. On September 22, 2017, gapfill pricing was set for three CPT codes which our customers may potentially utilize to obtain reimbursement, subject to regulatory limitations, for the use of our products. CPTs 81445 and 81450, for the assessment of 5-50 genes in solid and liquid tumors, respectively, were set at $602 and $760, respectively, and remains the same as of September 30, 2020. Additionally, CPT 81455 for the assessment of 51 or more genes in solid and liquid tumors was set at $2,920.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose requirements on covered entities, which include certain healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates and their contractors that perform services for them that involve the use, maintenance, or disclosure of individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information.

•

The Federal Physician Payments Sunshine Act, which require certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians, defined to include physicians, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals, as well as applicable manufacturers and group purchasing organizations to report annually to CMS certain ownership and investment interests held by physicians and their immediate family members, which will be expanded beginning in 2022, to require applicable manufacturers to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year.

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

Healthcare policy changes, including recently enacted legislation reforming the United States healthcare system, may have a material adverse effect on our financial condition and results of operations.*

On April 1, 2014, the Protecting Access to Medicare Act of 2014 (“PAMA”) was signed into law, which, among other things, significantly altered the current payment methodology under the Medicare Clinical Laboratory Fee Schedule (“CLFS”). Effective January 1, 2018, the CLFS is based on weighted median private payor rates as required by PAMA. Under the law, starting January 1, 2016 and every three years thereafter (or annually in the case of advanced diagnostic lab tests), applicable clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic lab test that it furnishes. The most recent data collection period was from January 1, 2019 through June 30, 2019, and was followed by a six-month validation period from July 1, 2019 through December 31, 2019. Thereafter, applicable laboratories will report their data. The reported data must include the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payor (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). In January 2020, CMS announced that data reporting for clinical diagnostic laboratory tests is delayed by one year. Therefore, data that was supposed to be reported between January 1, 2020 and March 31, 2020 must now be reported between January 1, 2021 and March 31, 2021. Covered laboratories must report data from the original data collection period of January 1, 2019 through June 30, 2019. Data reporting for these tests will then resume on a three-year cycle beginning in 2024. The payment rate applies to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. It is still too early to predict the full impact on reimbursement for our products in development. In addition, CMS updated the statutory phase-in provisions such that, for 2020, the rates for clinical diagnostic laboratory tests may not be reduced by more than 10% of the rates for 2019. Additionally, there will be a 15% reduction cap for each of 2021, 2022, and 2023.

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

Other significant measures contained in the ACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The ACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. However, the future of the ACA is uncertain. There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. Since January 2017, President Trump has signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA. For example, the Tax Act includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated medical device tax and “Cadillac” tax on high-cost employer-sponsored health coverage and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review the case. It is unclear how this litigation and other efforts to repeal and replace ACA will impact ACA and our business. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

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

The stock market in general, and market prices for the securities of health technology companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. The ongoing COVID-19 pandemic, for example, has resulted in significant volatility in the stock market over the last several months. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our operating results.

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

Pursuant to our 2020 Equity Incentive Plan (“2020 Plan”) our Board of Directors is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. In addition, our Board of Directors approved the granting of rights to eligible employees to purchase shares of our common stock pursuant to our 2014 Employee Stock Purchase Plan (“ESPP”) beginning January 1, 2016. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 195,000 shares, subject to the ability of our Board of Directors to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the ESPP each year. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline.

If we are unable to continue to satisfy the applicable continued listing requirements of Nasdaq, our common stock could be delisted.*

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “HTGM.” In order to maintain this listing, we must continue to satisfy minimum financial and other continued listing requirements and standards. There can be no assurance that we will be able to continue to comply with the applicable listing standards. On October 4, 2019, we received a letter from Nasdaq indicating that we are not in compliance with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2), which requires that companies listed on The Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share. In March 2020, we requested and received an additional 180-day extension to regain compliance with the $1.00 minimum closing bid price requirement. In August 2020, we obtained stockholder approval at our 2020 annual meeting of authority to implement a reverse stock split at a ratio between 1-for-7 and 1-for-15, inclusive, as determined by our Board of Directors in its sole discretion. We have not yet implemented a reverse stock split and there can be no assurance we will be able to regain compliance with the $1.00 minimum closing bid price requirement or maintain compliance with the other continued listing requirements of the Nasdaq Capital Market.

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

General Risk Factors

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

10.1

HTG Molecular Diagnostics, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0001-37369), filed with the Commission on August 20, 2020).

10.2

Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the HTG Molecular Diagnostics, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-248207), filed with the Commission on August 20, 2020).

Exhibit Number	Description

10.3

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the HTG Molecular Diagnostics, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-248207), filed with the Commission on August 20, 2020).

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

HTG Molecular Diagnostics, Inc.

Date: November 10, 2020	By:	/s/ John L. Lubniewski
John L. Lubniewski
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2020	By:	/s/ Laura L. Godlewski
Laura L. Godlewski
Vice President of Finance and Principal Accounting Officer (Principal Accounting Officer)