Form 10-K
period 2020-12-31
HTG MOLECULAR DIAGNOSTICS, INC
filed 2021-03-25
CIK 1169987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit files).    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Capital Market on June 30, 2020 (the last business day of the Registrant’s most recently completed second fiscal quarter), was $47,829,280.

The number of shares of Registrant’s Common Stock outstanding as of March 15, 2021 was 6,214,400.

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
•

our ability to develop new technologies to expand our product offerings, including direct-target sequencing for detection of mutations from expressed RNA (such as single-point mutations and gene rearrangements, including gene fusions and insertions) and a transcriptome product;

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

These forward-looking statements reflect our management’s beliefs and views with respect to future events, are based on estimates and assumptions as of the filing date of this Annual Report and are subject to risks and uncertainties. We discuss many of these risks in greater detail under “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

RISK FACTOR SUMMARY

Below is a summary of the material factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC before making investment decisions regarding our common stock.

•	We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.
•	If we are unable to successfully commercialize our products, our business may be adversely affected.
•

If our HTG EdgeSeq platform and proprietary profiling panels fail to achieve and sustain sufficient market acceptance, or we are not able to continue to expand our service or collaborative relationships with biopharmaceutical customers, either directly or through a collaboration partner, we will not generate expected revenue, and our prospects may be harmed.

•	Public health epidemics, pandemics or outbreaks, including the recent coronavirus pandemic, could adversely affect our business.
•

We may not be able to develop new products or enhance the capabilities of our systems to keep pace with rapidly changing technology and customer requirements, which could have a material adverse effect on our business and operating results.

•	Our financial results may vary significantly from quarter to quarter or may fall below the expectations of investors or securities analysts, each of which may adversely affect our stock price.
•	Our HTG EdgeSeq product portfolio requires the use of NGS instrumentation and reagents and could be adversely affected by actions of third-party NGS product manufacturers over whom we have no control.
•	Our strategy of developing companion diagnostic products may require large investments in working capital and may not generate any revenue.
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

•

Payments under the instruments governing our indebtedness may reduce our working capital. In addition, a default under our SVB Term Loan or cross default under our PPP Loan could cause a material adverse effect on our financial position.

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

Item 1. Business.

Overview

We are a commercial stage RNA platform-based life sciences company focused on advancing the promise of precision medicine. Our proprietary NGS-adapted chemistry and HTG EdgeSeq platform automate sample processing and can quickly, robustly and simultaneously profile hundreds or thousands of molecular targets using a relatively small amount of biological sample, in liquid or solid forms. Our products include instruments, consumables and software that combine to form our HTG EdgeSeq platform. Our menu of HTG EdgeSeq molecular profiling panels is automated on our HTG EdgeSeq platform, applying genomic sequencing tools to quickly generate gene expression data using our simplified workflow for customers.

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

We seek to leverage key business drivers in molecular profiling for biomarker analysis and diagnostics, including the acceleration of precision medicine, the migration of molecular testing to NGS-based applications, the movement to smaller and less invasive biopsies, the need for greater diagnostic sensitivity, the need to conform to challenging healthcare economics and the need for automation and an easily deployable workflow, including simplified bioinformatics. Our capabilities enable customers to extend the use of limited biological samples for retrospective analysis, gaining further understanding of the molecular drivers of disease with the goal of developing biomarker-driven targeted therapies.

Our HTG EdgeSeq technology solution is currently being used in two complementary ways to advance precision medicine. Biopharmaceutical companies, academic institutions and other translational research centers purchase our HTG EdgeSeq technology to discover and validate biomarkers and develop molecular subtypes which can identify patient populations most likely to respond to certain therapies. Our HTG EdgeSeq platform, assays and software facilitate customer analysis of gene expression profiles from a wide variety of sample types to accelerate discovery, support translational applications and evaluate target biomarkers for companion diagnostics. Our HTG EdgeSeq Reveal software is a complementary technology that supports our customers in interrogating and visualizing HTG EdgeSeq data, and gaining insights into complex biology using gene signatures that enable a greater understanding of the disease heterogeneity and the tumor microenvironment.

In addition to purchasing our technology for use in their facilities, customers can also obtain the advantages of our technology by contracting with one of our certified service providers or Preferred Academic Centers of Excellence (“PACE”) partners, or through our Tucson, Arizona-based VERI/O laboratory for sample processing and custom assay development service offerings. Our PACE program has established a network of small and large academic centers committed to expanding the utility of our technology in distinct areas of cancer, neurodegenerative and auto-immune disease research. PACE partners support this effort by establishing a consortium of users, generating useful data demonstrating the utility of our technology and conducting technology workshops to raise awareness of our technology and its applications.

Pre-clinical services, including custom assay design and sample processing services provided by our VERI/O laboratory employees, allow our customers to identify and validate biomarker signatures across their drug portfolios or patient cohorts more efficiently. Our VERI/O laboratory is a high-volume molecular laboratory focused solely on providing high-quality data from our proprietary molecular profiling technology. These services provide our customers expedited access to our technology at a competitive price. For our biopharmaceutical company customers, we offer an end-to-end solution leveraging a single technology from discovery to diagnostics. Through collaboration with biopharmaceutical company customers, we believe we are uniquely positioned to provide comprehensive services to design, develop and manufacture custom targeted assays with complex molecular diagnostic signatures as investigational use only (“IUO”) assays for use in global prospective or retrospective clinical trials. Our expertise in medical device design control and global regulatory submissions, coupled with our ISO 13485:2016 certified quality system, enable us to support potential companion diagnostic (“CDx”) programs. Although our initial focus primarily has been in oncology, we offer customers a full solution from biomarker discovery to deployment of CDx assays across numerous disease states. Utilizing NGS as our method of detection provides our customers with the benefits of our highly multiplexed and extraction-free chemistry and the sensitivity and dynamic range of the sequencers, providing a powerful value proposition and complete workflow.

Our product and service offerings currently result in recognition of two primary sources of revenue:

•

product and product-related services revenue from the sale of research use only (“RUO”) and profiling products with a CE Marking as defined by the Requirements of European Directive 98/79/EC of the European Parliament and of the council of 27 October 1998 on in vitro diagnostic medical devices (“CE/IVD”), sample processing services and custom assay design services; and

•	revenue from collaborative development services for companion diagnostic development programs for biopharmaceutical companies.

We believe RNA-based applications represent a large and growing market with significant, unmet needs where our HTG EdgeSeq platform has allowed us to demonstrate competitive advantages. We further believe that our platform technology can enable gene expression profiling growth to accelerate as we make NGS-based gene expression analysis easier and more sample sparing.

We have experienced a significant slowing of product and product-related services revenue since March 2020, and we believe this period of reduced revenue will continue through at least the first half of 2021 due to continued disruptions to our customers’ businesses from the pandemic and, in many instances, their prioritization of projects in areas focus related to COVID-19. We have also experienced limited delays in our development efforts as a result of stay-at-home orders and our efforts to prioritize the safety of our employees during this pandemic. However, all of our 2020 key development milestones were met and high priority development efforts continued, including extensive experiment study planning and analysis, despite the numerous operational challenges we have faced. We believe the COVID-19 pandemic will continue to impact our productivity, supply chains, distribution networks and other areas of our operation as the pandemic continues to disrupt our business and the businesses of our vendors, partners and customers.

Our Strategy

Our objective is to establish our solutions as the standard in gene expression for molecular profiling, and to make their benefits accessible to all molecular labs from research to the clinic. We believe HTG EdgeSeq technology is a platform that we can leverage into three primary revenue verticals: RUO profiling, molecular diagnostics and companion diagnostic collaborations. The key components of our strategy are:

•

Expand our position in translational medicine with our RUO molecular profiling products. We believe the market for gene expression analysis for translational medicine is large and growing quickly. We have built targeted panels in oncology, immuno-oncology, immune response and micro-RNA that enable scientists to look at gene expression patterns to identify molecular subtypes, study key pathways and to discover and validate biomarker hypotheses to help drive precision medicine. In 2020, we expanded the utility of these panels by adding new applications to interrogate the tumor micro-environment such as tumor inflammation and immunophenotyping signatures in our HTG EdgeSeq Reveal software. Next, we expect to continue development of our transcriptome product, which is expected to measure approximately 20,000 RNA targets, covering the entire human transcriptome, with commercial launch of an RUO product currently expected for the third quarter of 2021. We expect this product to enable gene expression analysis of the transcriptome from significantly less sample input and from lower quality samples. We further expect this product to expand our product offerings outside of oncology and autoimmune and into markets such as transplant and diabetes.

•

Partner with other diagnostic developers to develop, or develop independently, molecular diagnostic panels with high medical utility. Our HTG EdgeSeq platform technology was developed with features that we believe solve many of the challenges facing NGS-based assays and workflows. We plan to leverage our core HTG EdgeSeq technology to partner with other test developers and Clinical Laboratory Improvement Amendments (“CLIA”) certified labs to develop molecular diagnostic tests or to enable laboratory developed test (“LDT”) development. We further expect the transcriptome product to be an additional platform on which we will partner with these customers and build proprietary HTG diagnostic panels.

•

Re-establish companion diagnostics collaborations with biopharmaceutical companies. We believe collaborations with biopharmaceutical companies with late-stage drug development programs have the potential to lead to us generating companion diagnostic consumables revenue. As of December 31, 2020, our technology and products were used in 50 active development programs across leading biopharmaceutical companies which are incorporating biomarkers and potentially companion diagnostics in their drug development programs. We plan to develop novel RNA-based gene classifiers to help biopharmaceutical companies and leading translational medicine researchers better understand and predict durable response to immune checkpoint inhibitor drug candidates, such as anti-PD-L1 therapeutics, in mono and combination therapies. We also plan to develop novel RNA profiling tests that can provide important biomarker information in emerging areas of immuno-oncology, autoimmune and other disease areas. In addition, once available, we expect to develop and market a clinical grade transcriptome product as a new universal CDx platform for gene expression profiling to biopharma customers. In 2020, we signed a new 10-year non-exclusive agreement with QIAGEN Manchester Limited (“QML”) to leverage its global commercial expertise and global distribution reach specifically for CDx assays. We believe this further strengthens our ability to partner with biopharma customers for potential CDx opportunities.

•

Establish our systems workflow as the best solution for RNA clinical sequencing. We intend to continue to establish our technology as the best complementary workflow with next-generation sequencers. We believe our differentiated HTG EdgeSeq chemistry will accelerate adoption by leveraging the large and growing installed base of next-generation sequencers. We are engaged with industry and corporate partners, including Illumina, Inc. and Thermo Fisher Scientific, Inc. to position our HTG EdgeSeq products as the benchmark for workflow in targeted sequencing applications.

•

Expand the addressable market of our technology through new applications and expansion into new disease states and liquid biopsies. In 2020, we released several new applications focused on oncology to interrogate the tumor micro-environment, such as tumor inflammation and immunophenotyping signatures available in our HTG EdgeSeq Reveal software. We expect continued development of these new applications will allow us to reach new customers focused on additional disease areas and markets. Customers are now using our platform technology in autoimmune disorders, infectious disease and diabetes. We have also shown feasibility of being able to measure RNA in exosomes, which we believe positions us to expand into liquid biopsy applications. We continue to assess and broaden the utility of our platform technology, and strategically seek partners and collaborators who may be interested in additional areas outside of our core focus area of oncology.

Our Market Opportunities

Cancer Molecular Profiling and Genomics in Life Science Research

Molecular profiling is the analysis of biomarkers, including DNA, RNA and protein, in biological samples, such as tissue, cells, blood and other biofluids, to identify gene expression patterns or genomic changes. The HTG EdgeSeq technology coupled with NGS is making it possible to perform these characterizations in unprecedented ways, resulting in a shift from the traditional approach of looking at one target at a time to the simultaneous analysis of potentially tens, hundreds or thousands of targets.

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

Therapy Driven Diagnostics - Companion Diagnostics

The World Health Organization estimates that cancer will lead to the death of 11.5 million people by 2030. As a result, biopharmaceutical companies are aggressively deploying biomarker driven strategies to improve the response rates to existing and new drugs in development as well as combination therapies. These companies are looking for technology solutions that can more effectively identify the biological root causes of disease and aid the discovery of biomarkers to better develop and target drugs to the right patients. The companion diagnostic market is currently estimated at $2.6 billion and growing approximately 20% annually. We believe that the acceleration of investment into immunotherapy drugs will also be a catalyst for future companion diagnostics for combination therapies where RNA gene expression classification is expected to be important.

When a molecular biomarker panel is used for selection of patients in a Phase 2 or Phase 3 clinical trial to demonstrate safety and efficacy of a new drug, the drug and biomarker test are often submitted to the applicable regulatory agency for approval together. In the United States, upon U.S. Food and Drug Administration (“FDA”) approval or clearance of the CDx test, the patient must be tested with the CDx test prior to being treated with the drug. Companion diagnostic tests have a clear clinical utility which generally supports favorable reimbursement decisions. We believe there are currently approximately 3,100 oncology clinical trials, approximately 24% of which are interrogating RNA. This percentage has more than doubled since 2014, and we believe this percentage will approach 50% by 2025.

Molecular Diagnostics – NGS-based Workflows

Complexities and Challenges of Molecular Diagnostics Today

Currently, molecular profiling is typically conducted in the clinical setting using a variety of profiling techniques and instrumentation platforms across multiple laboratory departments, and, in many situations, sent to distant labs. These techniques include immunohistochemistry (“IHC”), fluorescent in situ hybridization (“FISH”), polymerase chain reaction (“PCR”), gene expression arrays (“GEA”) and NGS. This distributed profiling approach has accelerated the use of molecular profiling and increased the need to make the process more accessible and routine. However, molecular profiling is also highly specialized because many current technologies are complex, require multiple capital-intensive workflows and are not economically scalable to the case volume of the local laboratory. The fragmentation of methods, smaller sample sizes, sample logistics and information flow has created significant challenges for labs, physicians and patients.

Our Solution

At the core of our solution is our proprietary chemistry known as quantitative nuclease protection (“qNPA”). Our qNPA-based chemistry provides a sensitive and efficient method for analyzing RNA as it eliminates the need for nucleic acid extraction, reverse transcription, complicated bioinformatics steps and other complex processes. We designed and developed our automation platform and software analysis tools to optimize the capabilities of our chemistry, provide fast turnaround time and enable ease of use to molecular labs. Our chemistry and automation platform are highly adaptable, so when molecular profiling needs change or emerge, we expect to be able to efficiently add new applications to address these needs.

Our products and services are designed to work with many different biological sample types, can generate robust results from very small samples, and obviate the need for many of the sample-preparation steps associated with traditional molecular techniques. Our platform and assays enable the simultaneous detection and quantitation of tens, hundreds or thousands of molecular targets and are capable, now or in the future, of profiling multiple parameters such as RNA expression levels, RNA-expressed gene fusions and insertions in a single testing workflow that can use NGS detection for quantitative measurement.

We believe we are well positioned with the following key product benefits:

•

Optimize sample utilization. Our platform can analyze several thousand genes from extremely small sample volumes such as a single five-micron section of tissue or 15 microliters of plasma or serum. With the launch of our transcriptome panel, the analysis plex increases 10 times, while maintaining minimal sample input requirements. Our technology allows customers to do more with less, which meets the needs of clinical or pre-clinical laboratories where today there is often not enough patient sample to do all the testing desired. We believe providing customers the ability to work with extremely small sample volumes will be a significant driver of adoption of our technology and systems.

•

Compatibility with multiple sample types. Our proprietary technology allows customers to profile and unlock molecular information from a wide variety of biological samples such as formalin fixed paraffin embedded (“FFPE”) tissue, cells, whole blood, serum and plasma. We have successfully demonstrated the ability to profile these and other sample types and believe we ultimately can profile most clinically relevant sample types, including cell-free circulating nucleic acids from tumors, a rapidly developing area of investigation which is referred to as a liquid biopsy. We believe that the capabilities of our technology will allow us to efficiently expand applications, regardless of sample type.

•

Flexible and adaptable chemistry allows for use in multiple applications. We believe our proprietary chemistry provides the ability to measure a variety of molecular targets in many necessary applications, including RNA expression levels and expressed RNA gene rearrangements (such as gene fusions and insertions), and offers the ability to quantify these applications on a variety of NGS platforms. This flexibility provides customers the ability to optimize their use of our technologies based on their specific throughput, workflow and application needs. Our proprietary chemistry is comparatively simple, with fewer steps than competing technologies. For example, compared to RT-quantitative PCR (“RT-qPCR”), our chemistry does not require cDNA synthesis. Compared to traditional RNA sequencing, our chemistry does not require extraction, cDNA synthesis, shearing, rRNA depletion, ligation, adenylation, or size selection. We believe that the elimination of these steps helps prevent biases associated with these steps, sample degradation and opportunities for technician error.

•

Robust data. Molecular profiling produces large amounts of information that is used, among other things, to make important decisions, such as identifying potential drug targets or selecting a patient for a therapeutic treatment. This information is valuable only to the extent it accurately represents the true biology of the test sample and the same answer can be produced under many different conditions. Our chemistry is highly specific and sensitive, meaning it can detect the right target even when very little is present in the sample. Our system produces consistent results on a replicate-to-replicate, day-to-day and instrument-to-instrument basis.

•

Automation provides superior workflow and ease of use. Our technology is designed with fewer workflow steps in part due to the elimination of the need for complex sample-preparation processes such as extraction, cDNA synthesis, labeling, selection, depletion and shearing. This enables customers to limit hands-on time and the need for specialized skills, resulting in turnaround times of approximately 36 hours. Additionally, our HTG EdgeSeq platform further integrates sample preparation for targeted sequencing and greatly simplifies the data bioinformatics, so customers looking to leverage their NGS instrument can seamlessly add this capability to their current workflows.

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

Our Competitive Advantages

We believe that our HTG EdgeSeq technology provides us with a number of competitive advantages that set us apart from others in our industry and that will continue to drive new customers toward our solutions. Such advantages include:

•

Proprietary and patent-protected HTG EdgeSeq technology enabling researchers and clinical labs the ability to capture information encompassing up to thousands of genes from extremely small sample sizes with the sensitivity and dynamic range of NGS;

•

Industry partnerships with leading NGS companies enabling the development and commercialization of next-generation molecular diagnostics utilizing the combined power of HTG EdgeSeq platform and NGS technology;

•	Partnerships with leading biopharmaceutical companies and a fast-growing pipeline of early and late-stage biomarker programs expected to generate significant opportunities for CDx assays; and
•	A highly experienced senior management team.

Current Commercial Panels Offered on the HTG EdgeSeq Platform

We currently market proprietary molecular profiling panels targeting early and late-stage drug development programs with potential breakthrough therapies, such as immuno-oncology. We market these panels to biopharmaceutical companies, with which we collaborate in biomarker development programs. We believe these programs could facilitate our commercialization of companion diagnostic tests. In addition, our panels are used in pre-clinical and clinical research areas, which, we also believe, will facilitate our commercialization of diagnostic tests, including tumor classifiers and prognostic tests.

Our currently marketed panels are:

•

HTG EdgeSeq Oncology Biomarker Panel. This RNA expression panel measures the expression of up to 2,549 genes associated with tumor biology for profiling tumor tissues, analyzing cancer pathways, identifying therapeutic targets and drug response markers, and identifying new biomarkers across both solid tumors and hematolymphoid neoplasms. We worked with key opinion leaders to identify the genes in this panel, which we believe is a comprehensive list of genes targeting known signaling pathways and receptor gene families implicated in cancer. Representative genes in this panel include EGFR, HER2, HER3, HER4, PD-1 and FGFR. When paired with our HTG EdgeSeq miRNA Whole-Transcriptome Assay (below), we provide customers with a comprehensive solution for profiling their large sample archives for novel expression signatures.

•

HTG EdgeSeq Precision Immuno-Oncology Panel. The NGS-based HTG EdgeSeq Precision Immuno-Oncology Panel is designed to measure the immune response both inside the tumor and the surrounding microenvironment. By leveraging the high sensitivity and dynamic range of NGS instrumentation, this powerful tool measures 1,392 genes from a single section of FFPE tissue, extracted RNA or PAXgene samples.

•

HTG EdgeSeq miRNA Whole-Transcriptome Assay. Human microRNAs (“miRNA”) are short non-coding strands of RNA that are believed to be used by the cell for gene regulation. The HTG EdgeSeq miRNA Whole-Transcriptome Assay enables the simultaneous profiling of 2,083 miRNAs, allowing new, potentially clinically relevant miRNA profiles to be discovered. Our ability to efficiently profile small FFPE samples or as little as 15 µL of plasma or serum is a significant differentiator in the rapidly growing miRNA market.

•

HTG EdgeSeq DLBCL Cell of Origin Assay EU. The HTG EdgeSeq DLBCL Cell of Origin Assay EU is an IVD assay that uses GEP to determine the cell of origin (“COO”) subtype of diffuse large B-cell lymphoma (“DLBCL”) tumors from FFPE tissue section. The gene expression data are assessed by a classification algorithm and the tumor samples are determined to be of the activated B-cell like (“ABC”), germinal center B-like (“GCB”) or unclassified subtype. This product has obtained CE-marking in Europe where it is available for diagnostic use. It is not for sale in North America.

•

HTG EdgeSeq DLBCL Cell of Origin Assay. DLBCL tumors are frequently classified into either ABC or GCB subtypes by measuring the molecular profile of the tumor. These two subtypes display different clinical pathologies, as patients with the GCB subtype of DLBCL tend to respond differently than those of the ABC subtype. With many of the large number of new DLBCL-targeting drugs appearing to have greater efficacy in one of the subtypes, a need for a reliable, FFPE-based cell of origin classification assay has emerged. This product is labeled RUO and is available as an IUO for use in late-stage drug programs to stratify patients.

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

•

HTG Immune Response Panel. The HTG EdgeSeq Immune Response Panel leverages the sensitivity and dynamic range of NGS to measure genes implicated in a variety of autoimmune diseases as well as immune response to infectious disease, including COVID-19. The panel measures 2,002 transcripts in a single well, allowing users to obtain a broad profile of genes associated with autoinflammatory, autoimmune and infectious disease, and enables multiplex profiling from FFPE and PAXgene samples.

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

Our Technology

HTG EdgeSeq Chemistry

Our HTG EdgeSeq chemistry is shown schematically in the figure below. Specifically, DNA nuclease protection probes, or DNA protection probes, which include a target-specific region flanked by universal wing sequences are hybridized to targeted RNAs. Target RNA can be both soluble and cross-linked in the biological matrix. Universal DNA wingmen probes are hybridized to the wings to prevent S1 nuclease digestion. S1 nuclease is added to remove single-stranded nucleic acids, including unhybridized DNA protection probes and RNA. Following S1 nuclease treatment, the only remaining DNA protection probes in the reaction are those hybridized to targeted RNA and wingmen probes to form a hybridized complex. This produces an approximately 1:1 ratio of DNA protection probes to the RNA targeted in the sample. Alkaline hydrolysis of the hybridized complexes releases the DNA protection probes from such complexes. The released DNA protection probes are ready for quantitation. DNA protection probes are labeled with sequencing adaptors and tags in a thermocycler. The labeled DNA protection probes are concentrated, pooled, and ready for sequencing using standard NGS protocols. Data from the NGS instrument is processed and reported by the parser software provided with the HTG EdgeSeq platform.

Key Advantages of our HTG EdgeSeq Chemistry

•

Multiplexing tens, hundreds or thousands of targets. Measuring multiple genes in a single reaction can be challenging with competitive technologies due to the complex interactions of reaction components. While we are currently marketing a panel with our HTG EdgeSeq chemistry that can profile up to 2,560 genes in a sample, we have demonstrated feasibility on our technology working with panels as large as 22,000 genes. The high level of gene multiplexing allows for significantly lower amounts of tissue to be used per sample than in competitive low-plex profiling technologies.

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

HTG Instrument Platform

Our instrument and assays were developed internally and are manufactured in Tucson, AZ under ISO 13485:2016 certified procedures using our proprietary HTG EdgeSeq chemistry to simplify multiplexed nucleic acid testing in research and clinical laboratories. The entire workflow from sample preparation to a molecular profiling report can be accomplished in as few as 36 hours for 96 samples. With the speed, flexibility, sensitivity, and accuracy of our HTG EdgeSeq platform, combined with the system’s ability to work effectively with small sample volumes, researchers can profile tens, hundreds or thousands of different genes per sample.

The HTG EdgeSeq platform consists of a processor (shown above), a host computer and integrated software. The processor is a fully automated instrument that prepares biological samples for quantitation using proprietary, electronically barcoded, single-use consumables. The instrument has barcode scanner units to process the two-dimensional barcodes printed on the consumables loaded into the instrument. The barcoded consumables are single-use in order to reduce operator errors and provide chain of custody traceability for the samples. The robotic liquid handling within the instrument is engineered for reliable performance and low maintenance. The walking path of the robot is programmed to minimize any chance of contamination of the reagents or samples. One host computer supports up to six processors allowing laboratories to easily expand their capacity by adding processors.

Applications of our HTG EdgeSeq technology combine the HTG EdgeSeq platform with a NGS platform to enable the quantitative analysis of tens, hundreds or thousands of targeted RNAs in a single panel. The sample is prepared for quantitation on the processor, then labeled with molecular sequencing adaptors and tags. The labeled samples are concentrated, pooled, and sequenced on a NGS platform using standard protocols. Data from the NGS instrument are processed and reported by the parser software included with the system. HTG EdgeSeq assays currently are available to process from one to 96 samples in a single batch.

In addition to direct sales of our systems, we utilize several alternative arrangements to provide customer access to our platform. Our platform can be purchased directly by our customers, who also then purchase HTG EdgeSeq assays and other consumables from us on an as-needed basis. In some instances, we provide our instruments free of charge on a limited basis to facilitate customer evaluation prior to acquisition. We also may choose to install instruments for our customers at no cost, in exchange for an agreement to purchase assays and other consumables from us at a stated price and volume over the term of the agreement or allow customers to rent our instrument for a monthly fee. As of December 31, 2020, we had an installed base of 68 instruments (consisting of 51 systems sold, five covered under reagent rental or standard rental agreements, five evaluation units and seven systems with key opinion leaders).

Opportunities for Comprehensive Molecular Profiling in Diagnostics

We are currently developing what we believe will be a cornerstone transcriptome product for use in both RUO molecular profiling and as a platform technology for clinical and companion diagnostics. We are initially focused on partnering with other content providers who want an improved RNA GEP platform technology for their tests. We expect to partner with CLIA certified laboratories in the U.S. and major medical centers in Europe. We also expect to position the transcriptome product as a universal RNA GEP platform for biopharmaceutical company customer biomarker validation and CDx development.

We are leveraging our platform to develop comprehensive molecular profiling panels across an increasing set of molecular applications, with initial focus in immuno-oncology and the identification of pathologies through molecular profiling (“next-generation pathology”). In conjunction with our biopharmaceutical collaborators, we plan to develop novel RNA-based gene panels and possibly classifiers that can provide information about inflammation signatures and the molecular immunophenotyping of tumors. Separately, we also plan to develop novel RNA-based gene panels designed for expanded applications in immune health monitoring and prescreening, detection of hyper-progression and predicting patient response to combination therapies. We believe that we will need to develop, refine and implement new panel protocols and make changes or adjustments to our chemistry and software to optimize these planned applications and panels for use with our HTG EdgeSeq platform. We expect this to require substantial effort from our research scientists and the use of various laboratory equipment, supplies and materials, which all together represent the most significant costs that we expect to incur in connection with the development of these applications and profiling panels.

Research and Development

We have committed, and expect to commit, significant resources to developing new technologies and products, improving product performance and reliability and reducing costs. We have assembled an experienced research and development team with the scientific, engineering, software and process talent that we believe is required to successfully grow our business. As of December 31, 2020, our research and development team consisted of 29 employees across the disciplines of research and development scientist, platform development and bioinformatics.

Our development efforts are primarily focused on the continued development and release of our planned transcriptome panel, which includes multiple advancements in our proprietary chemistry and associated workflow. Our development team is also responsible for clinical assay development services being performed for biopharmaceutical company customers. We believe these programs have the potential to generate future revenue through the sale of HTG EdgeSeq instruments and test kit annuities associated with a successfully approved companion diagnostic test as the related drug gains adoption. Our research efforts are currently focused on the expansion of our technology into new immune-oncology applications as well as other applications in solid and liquid biopsies, while working to continuously improve assay performance and probe design.

Sales and Marketing

We distribute our instruments and consumables via direct sales in the United States and Europe and through distributors in parts of Europe and other countries. As of December 31, 2020, our U.S. sales and marketing organization consisted of 16 employees including seven in direct sales or sales management, four in sales support and five in marketing. In addition to our U.S. sales team, as of December 31, 2020, we had eight direct sales and support employees in Europe and distribution agreements in several additional countries. This sales model provides us with direct sales coverage in Austria, Belgium, France, Germany, Luxembourg, the Netherlands, the United Kingdom and Switzerland, with distributors in Bulgaria, Croatia, Czech Republic, Denmark, Estonia, Finland, Hungary, Ireland, Israel, Italy, Kosovo, Leetonia, Lithuania, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, Spain and Sweden.

Our sales and marketing efforts target biopharmaceutical companies, clinical research centers and clinical diagnostic labs focused on sample profiling for translational research, biomarker/companion assay development and lab-developed diagnostic testing. We intend to promote adoption of our HTG EdgeSeq platform, sample profiling panels and future molecular diagnostic assays upon marketing clearance or approval by the FDA, by expanding our U.S. sales force, building a greater direct sales presence in Europe, expanding international distribution and continuing to collaborate with key opinion leaders to validate our platform and to influence utilization of our products.

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

We require a wide variety of raw materials, electronic and mechanical components, chemical and biochemical materials and other supplies to manufacture our products. While multiple commercial sources provide the majority of these required components and supplies, we currently rely on a single supplier to manufacture a subcomponent used in our HTG EdgeSeq instrument. As part of our standard supply management process, we continuously monitor material availability, vendor status and supply chain disruptions to identify and mitigate potential risks by expanding material and source alternatives. In addition, to manage potential risks arising from use of the single source subcomponent supplier, we believe that, if necessary, we could identify and qualify a second supplier for this part. In addition, while we attempt to keep our inventory at minimal levels, we closely monitor inventory of this subcomponent and purchase incremental inventory in this area as circumstances warrant to protect our supply chain. If the capabilities of our suppliers and subcomponent manufacturers are limited or stopped, due to the COVID-19 pandemic, disasters, quality, regulatory or other reasons, it could negatively impact our ability to manufacture our products.

Instruments

We assemble and test our HTG EdgeSeq instruments at our Tucson, Arizona facility. Instrument component vendors are qualified under our quality system and reviewed regularly to ensure that manufacturing standards are met and maintained. We award contracts for estimated annual quantities of components and, considering the replenishment lead times of our vendors, take delivery of batches covering approximately one month of demand at a time.

Consumables

We manufacture and test our HTG EdgeSeq consumables at our Tucson, Arizona facility. Raw material vendors are selected using precise standards and are reviewed regularly for compliance with our specific quality requirements. We purchase raw material stock in quantities that often exceed projected annual demand. We produce batches of finished goods approximating quarterly demand and supervise inventory on a minimum/maximum basis to ensure that we are replenishing our finished goods and raw material ahead of demand.

Competition

We have categorized known competition into:

•

Other molecular platform offerings, such as PCR-based technologies, microarrays and next-generation sequencers from companies such as Abbott Molecular, Affymetrix, Inc., Agilent Technologies, Inc., BioRad Laboratories, Invitae (acquired by ArcherDx, Inc.), Fluidigm Corporation, Illumina, Inc., Luminex Corporation, NanoString Technologies, Inc., Personal Genome Diagnostics, entities owned and controlled by QIAGEN N.V., Roche Diagnostics, a division of the Roche Group of companies, and Thermo Fisher Scientific, Inc.;

•

Centralized CLIA certified labs offering molecular profiling and gene expression tests as laboratory-developed tests (“LDTs”) such as Caris, Inc., Exact Sciences, Inc., Guardant Health, Inc., Foundation Medicine, Inc., NeoGenomics, Inc., Personalis, Inc. and Trovagene, Inc.; and

•	Decentralized CLIA certified labs developing LDTs locally such as major cancer centers.

We believe that the principal competitive factors in all our target markets include:

•	accuracy and reproducibility of results;
•	flexibility and ease-of-use;
•	compatibility with existing laboratory processes, tools and methods;
•	reputation among customers;
•	cost of capital equipment;
•	cost of consumables and supplies; and
•	innovation in product offerings.

We believe that additional competitive factors specific to the diagnostics market include:

•	breadth of clinical decisions that can be influenced by information generated by tests;
•	volume, quality, and strength of clinical and analytical validation data;

•	availability of coverage and adequate reimbursement for testing services; and
•	economic benefit accrued to customers based on testing services enabled by product.

We believe the automation afforded by our HTG EdgeSeq platform coupled with fast turnaround time, high multiplexing capability, lysis only/no extraction protocol and low sample requirement gives us numerous competitive advantages in our target markets, as discussed in more detail elsewhere in this report.

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

Intellectual Property

Our success depends in large part on our ability to develop and maintain intellectual property rights relating to key aspects of the technology employed in our HTG EdgeSeq platform and assays, maintain any strategic licenses to use intellectual property owned by third parties, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and other proprietary rights of third parties. We rely upon certain patents, registered and common law trademarks, trade secrets, know-how, invention and patent assignment agreements and continuing technological innovation to develop and maintain our competitive position. We intend to aggressively protect, defend and extend the intellectual property rights in our technology.

Patents and Patent Applications

As of December 31, 2020, our patent portfolio included 12 patent families that, collectively, consisted of six issued U.S. patents, 51 granted foreign patents (variously in Australia, Canada, China, Japan, France, Germany, Italy, Spain, and United Kingdom), and 16 patent applications pending in the United States and foreign jurisdictions (including one allowed in Canada). This portfolio is directed to our nuclease-protection-based technologies, other nucleic-acid detection methods, and to methods for DLBCL and distinguishing indeterminate nevi from melanoma. Our patent portfolio will help us maintain an exclusive position in key areas of our business, including targeted nuclease-protection based sequencing, and DLBCL COO applications of our technology. In addition, this portfolio may provide out‑licensing opportunities, such as, for methods of detecting melanoma or detection of single-nucleotide changes. There were 10 granted patents, including one U.S. patent, directed to our novel HTG EdgeSeq methods in the portfolio as of December 31, 2020. The HTG EdgeSeq method patents will expire in April 2032. Our portfolio also included 16 applications as of December 31, 2020, including six for our direct-target sequencing (V2) HTG EdgeSeq methods, six for our DLBCL subtyping methods, and a patent cooperation treaty application directed to detecting DNA and RNA in the same sample.

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

Agreements with Third Parties

Asset Purchase Agreement with NuvoGen Research, LLC

We entered into an asset purchase agreement dated January 9, 2001, as amended in November 2003, September 2004, November 2012 and February 2014, with NuvoGen Research, LLC (“NuvoGen”) to acquire certain intellectual property from NuvoGen (“NuvoGen obligation”). The acquired technology generally relates to our former array-based nuclease protection panels. Pursuant to the terms of the agreement, in exchange for the acquired technology, we agreed to pay NuvoGen aggregate cash compensation of $15.0 million. On an annual basis we are currently obligated to pay the greater of $0.4 million or 6% of our annual revenue, until the total aggregate cash compensation paid to NuvoGen under the agreement totals $15.0 million. Interest on the remaining unpaid obligation has been accrued since January 1, 2019 and compounds annually at a rate of 2.5% per year. Accrued interest on this unpaid obligation is payable on the date that the remaining obligation is paid in full.

SVB Term Loan

On June 24, 2020, we entered into a Loan and Security Agreement (the “Loan Agreement”), with Silicon Valley Bank (“SVB”), as lender, which provides a secured term loan in the principal amount of $10.0 million (the “SVB Term Loan”). The proceeds from the SVB Term Loan were fully funded on the June 25, 2020. The proceeds from the SVB Term Loan, together with cash on hand, were used to repay in full all outstanding amounts and fees due under the Credit and Security Agreement (Term Loan) and Credit and Security Agreement (Revolving Loan) entered into with MidCap Financial Trust, as agent (the “MidCap Credit Facility”) and a subordinated convertible promissory note to QIAGEN North American Holdings, Inc. (the QNAH Convertible Note”). Our obligations under the SVB Term Loan are secured by a security interest in substantially all of our assets, excluding intellectual property (which is subject to a negative pledge).

The SVB Term Loan bears interest at a floating rate equal to the greater of 2.5% above the Prime Rate (as defined in the Loan Agreement) and 5.75%. Interest on the SVB Term Loan is due and payable monthly in arrears. The SVB Term Loan allows for interest-only payments through June 30, 2021. The interest only period may be extended for six months upon the achievement of an equity milestone as fully defined in the Loan Agreement. The ultimate interest-only period will be followed by equal monthly payments of principal and interest through the maturity date of December 1, 2023.

Prepayments of the SVB Term Loan, in whole or in part, will be subject to early termination fees of up to 3% and we will be required to pay a final fee equal to 8% of the principal amount of the SVB Term Loan upon termination of the Loan Agreement.

The Loan Agreement contains customary affirmative covenants and customary negative covenants limiting our ability and the ability of our subsidiaries, if any, to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. We must also comply with a financial covenant requiring us to maintain unrestricted cash at an account with SVB of not less than the greater of (i) $12.5 million and (ii) an amount equal to six times the amount of our average monthly Cash Burn (as defined in the Loan Agreement) over the trailing three months.

Third-Party Coverage and Reimbursement

Clinical laboratories acquire our instrumentation through a capital purchase, capital lease or reagent purchasing agreement. These laboratories offer their customers a menu of testing services using our IVD test kits or their LDTs, which they may develop using consumables they purchase from us, or a combination of both. Our customers generate revenue for these testing services by collecting payments from third-party payors, including public and private payors, as well as patient co-payments. In the United States, claims for Medicare coverage are processed by private Medicare Administrative Contractors (“MACs”) such as Novitas and Cahaba on behalf of the Centers for Medicare & Medicaid Services (“CMS”), and coverage for specific test codes are specified in Local Coverage Determinations (“LCDs”) issued by individual MACs or National Coverage Determinations (“NCDs”) which apply to all MACs. Private payors issue their own coverage determinations that are largely reflective of the CMS LCDs and NCDs. HTG closely monitors trends in coverage through interactions with customers, industry associations such as the College of American Pathologists (“CAP”) and the Association for Molecular Pathology (“AMP”) and industry consultants; these trends are key considerations in our product development plans. We believe that establishment of reimbursement codes specific to genomic sequencing procedures such as our CDx tests currently in development is an important factor in expanding access to our products. Our success depends in part on the extent to which governmental authorities, private health insurers and other third-party payors provide coverage for and establish adequate reimbursement levels for tests using our technology. In Europe, coverage for molecular diagnostic testing is varied. Countries with statutory health insurance (e.g., Germany, France, the Netherlands) tend to be more progressive in technology adoption with favorable reimbursement for molecular diagnostic testing. In countries such as the United Kingdom with tax-based insurance, adoption and reimbursement for molecular diagnostic testing is not uniform and is influenced by local budgets. Failure by our U.S. and ex-U.S. customers who use our tests to obtain coverage and sufficient reimbursement from healthcare payors or adverse changes in government and private third-party payors’ policies could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

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

Unless an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the United States will require either a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the FDCA, also referred to as a 510(k) clearance, or approval from the FDA of a premarket approval (“PMA”) application. Both the 510(k) clearance and PMA submission can be expensive, and lengthy, and require payment of significant user fees, unless an exemption is available. We believe that our companion diagnostic tests under development would be eligible for the less burdensome 510(k) regulatory pathway.

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

A PMA application typically includes, but is not limited to, extensive technical information regarding device design and development, pre-clinical and clinical study data, manufacturing information, labeling and financial disclosure information for the clinical investigators in the device studies.

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

Research Use Only

An RUO product is one that is not intended for clinical diagnostic use and must be labeled “For Research Use Only”. Not for use in diagnostic procedures.” Products that are intended for research use only and are properly labeled as RUO are exempt from compliance with the FDA requirements discussed above, including the approval or clearance and most QSR requirements. A product labeled RUO but intended to be used diagnostically may be viewed by the FDA as adulterated and misbranded under the FDC Act and is subject to FDA enforcement activities. The FDA may consider the totality of the circumstances surrounding distribution and use of an RUO product, including how the product is marketed, when determining its intended use. In November 2013 the FDA issued a guidance document entitled “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only” (the “RUO Guidance”) which highlights the FDA’s interpretation that distribution of RUO products with any labeling, advertising or promotion that suggests that clinical laboratories can validate the test through their own procedures and subsequently offer it for clinical diagnostic use as a laboratory developed test is in conflict with RUO status. The RUO Guidance further articulates the FDA’s position that any assistance offered in performing clinical validation or verification, or similar specialized technical support, to clinical laboratories, conflicts with RUO status.

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

On May 26, 2017, the EU released a new regulatory framework, the In Vitro Diagnostic Medical Device Regulation (“IVDR”) which is expected to replace IVDD. Our products in the EU will have to comply with the IVDR requirements after May 26, 2022. Until that time, our CE/IVD marked products must continue to meet the requirements of IVDD for commercialization in the EU.

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

Government Regulation – Fraud and Abuse and Other Healthcare Regulation

We may be subject to various federal and state healthcare laws, including, but not limited to, anti-kickback, false claims, data privacy and security, and transparency laws. Penalties for violations of these healthcare laws include, but are not limited to, significant criminal, civil and administrative penalties, damages, fines, disgorgement, imprisonment, possible exclusion from Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of operations. These laws include the following:

•

the federal Anti-Kickback Statute, which makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Moreover, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

•

the federal civil and criminal false claims, including the civil False Claims Act that can be enforced by private citizens through civil whistleblower or qui tam actions, and civil monetary penalties laws prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

federal physician self-referral statute, commonly known as the Stark Law, which prohibits, among other things, physicians who have a financial relationship, including an investment, ownership or compensation relationship with an entity, from referring Medicare and Medicaid patients to the entity for designated health services, which include clinical laboratory services, unless an exception applies. Similarly, entities may not bill Medicare, Medicaid or any other party for services furnished pursuant to a prohibited referral;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their implementing regulations, also imposes obligations, including mandatory contractual terms, on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals as well as information regarding ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiology assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payors, including private insurers, state laws that require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, state laws that require biotechnology companies to report information on the pricing of certain drug products, state and local laws that require the registration of pharmaceutical sales representatives, and state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, the EU has established its own data security and privacy legal framework, including the European General Data Protection Regulation (“GDPR”), which contains new provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation. Over time we may expand our business operations to include additional operations in the EU. With such expansion, we would be subject to increased governmental regulation, including the GDPR, in the EU countries in which we operate. In addition, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act (“CCPA”), it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches.

Healthcare Reform

There have been and we anticipate that there will be healthcare reform measures that may be adopted in the future that may result in more rigorous coverage criteria and additional downward pressure on the reimbursement for healthcare products and services. For example, the ACA, which substantially changed healthcare financing and delivery by both governmental and private insurers, remains subject to challenge. The U.S. Supreme Court is currently reviewing the constitutionality of the ACA, although it is unclear when a decision will be reached. It is possible that additional governmental action will be taken in response to the COVID-19 pandemic. Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives.

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

Employees

Our ability to retain current talent and recruit new employees into our Company is a critical factor in our continued growth and performance improvement. We continue to initiate programs to promote our organizational culture and to identify the best possible new talent as the organization grows and new positions are made available. As of December 31, 2020, we had 83 full-time and one part-time employee, of which 18 are employed in administration, 20 in manufacturing and operations, 18 in research and development, five in regulatory and quality affairs, and 23 in direct sales and marketing. Of these employees, eight were located in Europe and all others were located in the United States. We believe that our success will depend, in part, on our ability to attract and retain qualified personnel. We have never experienced a work stoppage due to labor difficulties and believe that our relations with our employees are good. None of our U.S. employees are represented by labor unions. Collective bargaining is established by law in France. We and our French employees have agreed to the terms of the applicable collective bargaining agreements.

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

We have incurred losses since our inception and expect to incur losses in the future. We incurred net losses of $20.9 million and $19.3 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $191.2 million. We expect that our losses will continue for the foreseeable future as we will be required to invest significant additional funds to support product development, including development of new proprietary HTG EdgeSeq panels and products, and the commercialization of our HTG EdgeSeq platform and proprietary consumables. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products and services. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products and services, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

If we are unable to successfully commercialize our products, our business may be adversely affected.

Our HTG Edge system was introduced for sale in the life sciences research market in the third quarter of 2013. Our HTG EdgeSeq chemistry was introduced for sale in the life sciences research market in the third quarter of 2014. Our dedicated HTG EdgeSeq platform was introduced for sale in the life sciences research market in the fourth quarter of 2015 and has been our primary product focus since 2016. Our VERI/O service laboratory was announced in June 2016. Our first diagnostic assay, based on our HTG EdgeSeq chemistry and automated on our HTG EdgeSeq platform, was introduced for sale in Europe in July 2016. We currently market our products through our own sales force in the United States and Europe and have distributors in parts of Europe. We intend to expand our sales and support teams in the United States and in Europe and to establish additional distributor and/or third-party contract sales team relationships in other parts of the world. However, we may not be able to market and sell our products effectively. Our sales of life science research products, diagnostic products and potential future products will depend in large part on our ability to successfully increase the scope of our marketing efforts and establish and maintain a sales force commensurate with our then applicable markets. If we do not build and maintain an efficient and effective sales force and distributor relationships targeting these markets, our business and operating results will be adversely affected.

If our HTG EdgeSeq platform and proprietary profiling panels fail to achieve and sustain sufficient market acceptance, or we are not able to continue to expand our service or collaborative relationships with biopharmaceutical customers, either directly or through a collaboration partner, we will not generate expected revenue, and our prospects may be harmed.

We are currently focused on selling our HTG EdgeSeq platform and profiling panels within the life sciences research market and, where approved, in the diagnostic market. We plan to develop panels for many different disease states including companion diagnostics to determine the proper course of treatment for those diseases. We may experience reluctance, or refusal, on the part of physicians to order, and third-party payors to cover and provide adequate reimbursement for, our panels if the results of our research and clinical studies, and our sales and marketing activities relating to communication of these results, do not convey to physicians, third-party payors and patients that the HTG EdgeSeq platform and related profiling panels provide equivalent or better diagnostic information than other available technologies and methodologies. We believe our panels represent an emerging methodology in diagnosing disease states, and we may have to overcome resistance among physicians to adopting it for the marketing of our products to be successful. Even if we are able to obtain regulatory approval from the U.S. Food and Drug Administration (“FDA”) or other applicable regulatory authorities, the use of our panels may not become the standard diagnostic tool for those diseases on which we plan to focus our efforts.

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

Our agreement with QML is non-exclusive and, in the future, either party may be unwilling to partner with the other, and we may be unable to implement a feasible partnering relationship for the development, manufacture, marketing and/or commercialization of companion diagnostic assays on acceptable terms, or at all. If we are unable to implement such a relationship, our efforts to develop, manufacture and commercialize companion diagnostic assays may be significantly delayed and limited in scale, or may not occur at all. Any of these events could limit our diagnostic test sales and revenue and have a material adverse effect on our business, operating results and financial condition.

The recent coronavirus pandemic has adversely affected our business and is expected to have an impact on our business for the foreseeable future.

Our business, including our workforce, supply chain and customer base, has been adversely affected by the effects of the COVID-19 pandemic.

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

While significant uncertainty remains as to the future impact of the COVID-19 pandemic on our operations, and on the global economy as a whole, the COVID-19 pandemic had a negative impact on our product and product-related services revenue and collaborative development services revenue in 2020. We experienced a significant slowing of revenue generation beginning in March 2020 as a result of the COVID-19 pandemic, and we believe this period of reduced revenue will continue into 2021 due to disruptions to our customers’ businesses as a result of the pandemic. The extent of this impact is likely to vary from customer to customer depending upon how they are directly or indirectly impacted by local stay-at-home orders and other social distancing measures, priorities for the customers when the immediate impacts of the pandemic have passed, and the workforce and supplier impacts that each customer has experienced during the pandemic.

In March 2020, most of our workforce began working from home either all or substantially all of the time. The effects of the stay-at-home orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our development programs and regulatory timelines and negatively impact our commercial activities, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In addition, these widespread outbreaks of illness could adversely affect our workforce resulting in serious health issues and absenteeism.

It is also possible that the COVID-19 pandemic will continue to impact our workforce, supply chains or distribution networks or otherwise impact our ability to conduct sample processing services and custom assay design services and our ability to provide collaborative development services for companion diagnostic development programs. Governmental mandates may require forced shutdowns of our facilities for extended or indefinite periods. Pandemic outbreaks, including the coronavirus, could also substantially interfere with general commercial activity related to our supply chain and customer base, which could have a material adverse effect on our financial condition, results of operations, business or prospects. Restrictions resulting from the COVID-19 pandemic may disrupt our supply chains or distribution networks or limit our ability to obtain sufficient materials for our consumables or instruments and may disrupt our ability to process customer samples or perform collaborative development services. Further, to the extent our customers’ businesses are adversely affected by the pandemic, they might delay or reduce purchases from us or collaborative development projects with us, which could adversely affect our results of operations.

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

We manufacture our HTG EdgeSeq instrument and consumable products and perform our RUO profiling and collaborative development services in our Tucson, Arizona facilities. In addition, our Tucson facilities are the center for order processing, receipt of critical components of our HTG EdgeSeq instrument and shipping products to customers. We do not have redundant facilities. Damage or the inability to utilize our Tucson facilities and the equipment we use to perform research, development or services and manufacture our products could be costly, and we would require substantial lead-time to repair or replace this facility and equipment. The Tucson facilities may be harmed or rendered inoperable by natural or man-made disasters, including flooding, wind damage, power spikes and power outages, which may render it difficult or impossible for us to perform these critical functions for some period of time. The inability to manufacture consumables or instruments, process customer samples, perform development services or ship products to customers for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. In addition, natural disasters or other catastrophic events in various parts of the world, including interruptions in the supply of natural resources, political and governmental changes, disruption in transportation networks or delivery services, severe weather conditions, wildfires and other fires, explosions, actions of animal rights activists, terrorist attacks, earthquakes, wars and public health issues could disrupt our operations or those of our collaborators, contractors and vendors or contribute to unfavorable economic or other conditions that could adversely impact us.

We will need to raise additional capital to fund our operations in the future. If we are unsuccessful in attracting new capital, we may not be able to continue operations or may be forced to sell assets to do so. Alternatively, capital may not be available to us on favorable terms, or if at all. If available, financing terms may lead to significant dilution of our stockholders’ equity.

We are not profitable and have had negative cash flow from operations since our inception. To fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings and revenue generated from the sale of our HTG EdgeSeq platform, proprietary consumables, related services and collaborative development service arrangements with biopharmaceutical company customers. We currently anticipate that our cash and cash equivalents may be sufficient to enable us to fund our operations for at least the next 12 months. However, we will need to obtain additional funds to finance our operations in the future, and we could spend our available financial resources much faster than we currently expect. These circumstances raise substantial doubt about our ability to continue as a going concern. Additional capital may not be available at such times or amounts as needed by us. Historically we have financed our business in part by access to the capital markets. General market conditions resulting from the ongoing issues arising from the COVID-19 pandemic, as well as market conditions affecting companies in the life sciences industry in general, may make it difficult for us to seek financing from the capital markets on attractive terms, or at all. Even if capital is available, it might be available only on unfavorable terms. Any additional equity or convertible debt financing into which we enter could be dilutive to our existing stockholders. Any future debt financing into which we enter may impose covenants upon us that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, we may need to relinquish rights to our technologies or our products or grant licenses on terms that are not favorable to us. If access to sufficient capital is not available as and when needed, our business will be materially impaired, and we may be required to cease operations, curtail one or more product development or commercialization programs, or significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all of our assets. Any of these factors could harm our operating results.

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

Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, one customer accounted for 11% of our revenue for the year ended December 31, 2020, and two customers each accounted for 9% of our accounts receivable balance as of December 31, 2020. If orders from our top customers are discontinued and we are unable to establish new projects or continue to expand our customer base, our revenue in future periods may materially decrease. In addition, we experienced a significant slowing of product and product-related services revenue generation beginning in March 2020 as a result of the COVID-19 pandemic. This period of reduced revenue continued through the remainder of 2020 and continuing into 2021 due to disruptions to our customers’ businesses as a result of the pandemic. The extent of this impact on our ongoing business is likely to vary from customer to customer depending upon how they are directly or indirectly impacted by local stay-at-home orders and other social distancing measures, priorities for the customers when the immediate impacts of the pandemic have passed, and the workforce and supplier impacts that each customer has experienced during the pandemic. Fluctuations in our operating results may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described under the caption “Risk Factors – Risks Related to Our Business and Strategy” of this report. In addition, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. Our products involve a significant capital commitment from our customers or may depend on customer studies that have variable or indefinite timelines and accordingly, involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of investors or securities analysts, our stock price may be adversely affected.

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

Our success depends on our ability to develop new products and applications for our technology in existing and new markets, while improving the performance and cost-effectiveness of our systems. New technologies, techniques or products could emerge that might offer better combinations of price and performance than our current or future products and systems. Existing or future markets for our products, including gene expression analysis, liquid-based specimen analysis (e.g., plasma, blood and urine) and single-cell analysis, as well as potential markets for our diagnostic product candidates, are characterized by rapid technological change and innovation. It is critical to our success that we anticipate changes in technology and customer requirements and successfully introduce new, enhanced and competitive technologies to meet our customers’ and prospective customers’ needs on a timely and cost-effective basis. At the same time, however, we must carefully manage the introduction of new products. If customers believe that such products will offer enhanced features or be sold for a more attractive price, they may delay purchases until such products are available. We may also have excess or obsolete inventory of older products as we transition to new products and our experience in managing product transitions is very limited. If we do not successfully innovate and introduce new technology into our product lines or effectively manage the transitions to new product offerings, our revenue and results of operations will be adversely impacted.

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

We face risks associated with launching new products and with undertaking to comply with regulatory requirements for certain types of our products (i.e. IVDs). If we encounter development or manufacturing challenges, adjust our product development priorities, or discover deficiencies during our product development cycle, the product launch date(s) may be delayed, or certain product development projects may be terminated. The expenses or losses associated with unsuccessful product development or launch activities or lack of market acceptance of our new products could adversely affect our business or financial condition.

Our future success is dependent upon our ability to expand our customer base and introduce new applications.

Our current customer base is primarily composed of biopharmaceutical companies, academic institutions and molecular labs that perform analyses using or directly or indirectly obtain services based on our HTG EdgeSeq platform and consumables for research use only, which means that the products or data from services may not be used for clinical diagnostic purposes. We have obtained CE markings in Europe for our HTG EdgeSeq consumables, including our HTG EdgeSeq DLBCL Cell of Origin Assay EU and our HTG EdgeSeq ALKPlus Assay EU. These products may be used by customers for diagnostic purposes in Europe. Currently, we do not intend to and, where applicable, do not have appropriate licenses or permits to conduct diagnostic testing services. Our success will depend, in part, upon our ability to increase our market penetration among our customer bases and to expand our market by developing and marketing new companion diagnostic tests and RUO applications (whether product or service). We may not be able to successfully complete development of or commercialize any of our planned future tests and applications. To achieve these goals, we will need to conduct substantial research and development, conduct clinical validation studies, expend significant funds, expand and scale-up our research, development, service and manufacturing processes and facilities, enter into service and collaborative development services arrangements with biopharmaceutical company customers, expand and train our sales force; and seek and obtain regulatory clearance or approvals of our new tests and applications, as required by applicable regulations. Additionally, we must demonstrate to laboratory directors, physicians and third-party payors that our current and any future diagnostic products are effective in obtaining clinically relevant information that can inform treatment decisions, and that our HTG EdgeSeq platform and related panels can enable an equivalent or superior approach than other available technology. Furthermore, we expect that a combination of increasing the installed base of our HTG EdgeSeq instruments and entering into additional service and custom RUO assay design agreements with biopharmaceutical customers will drive increased demand for our relatively high margin panels. If we are not able to successfully increase our installed base and biopharmaceutical customer relationships, then sales of our products and services, and our margins for these revenue items may not meet expectations. Attracting new customers and introducing new products and services requires substantial time and expense. Any failure to expand our existing customer base, or launch new products, including diagnostic products or services, would adversely affect our ability to improve our operating results.

The development of future products is dependent on new methods and/or technologies that we may not be successful in developing.

We have initiated early development of a comprehensive transcriptome assay, which we are building for eventual clinical use and which we believe will serve as our anchor product not only for RUO profiling but also for our planned proprietary diagnostic products. In addition, we believe this product will serve as a universal CDx platform for gene expression profiling for our biopharmaceutical company customers. Moreover, we believe this product will allow us to expand our product offerings outside of oncology and autoimmune into markets such as transplant and diabetes. We cannot guarantee that we will be able to successfully develop a comprehensive transcriptome assay or that it will have the benefits that we anticipate. If we are unsuccessful at developing this assay or it does not provide the benefits that we anticipate, we may be limited in the breadth of additional products we can offer in the future, which could impact our future revenue and profits.

Our HTG EdgeSeq product portfolio requires the use of NGS instrumentation and reagents and could be adversely affected by actions of third-party NGS product manufacturers over whom we have no control.

A key element of our strategy is to establish our HTG EdgeSeq technology as the best sample and library preparation method for clinical applications of next-generation sequencers. We depend at least in part on the availability of NGS instrumentation and reagents, and the ability of our HTG EdgeSeq products to operate seamlessly with NGS instrumentation. Any significant interruption or delay in the ability of our HTG EdgeSeq products to operate on or with NGS instrumentation could reduce demand for our products and result in a loss of customers.

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

Moreover, growth will place significant strains on our management and our operational and financial systems and processes. For example, expanded market penetration of our HTG EdgeSeq platform and related proprietary panels, and future development and approval of diagnostic products, are key elements of our growth strategy that will require us to hire and retain additional sales and marketing, regulatory, manufacturing and quality assurance personnel. If we do not successfully forecast the timing and cost of the development of new panels and diagnostic products, the regulatory clearance or approval for product marketing of any future diagnostic products or the demand and commercialization costs of such products, or manage our anticipated expenses accordingly, our operating results will be harmed.

If regulatory limitations are placed on our products our business and growth will be harmed.

In many jurisdictions, including the United States, we are currently limited to marketing our HTG EdgeSeq platform and proprietary profiling panels for research use only, which means that we cannot make any diagnostic or clinical claims for those products in those jurisdictions.

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

Our clinical diagnostic business prospects in the United States and other applicable jurisdictions will depend on our ability to successfully complete clinical studies for product candidates that we intend to market as IVD kits. A failure of one or more clinical studies can occur at any stage of testing. The outcome of non-clinical studies may not be predictive of the success of clinical studies, and interim results, if any, of a clinical study do not necessarily predict final results. Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in non-clinical and clinical studies have nonetheless failed to obtain premarketing clearance or approval for their products. Completion of clinical studies, announcement of results of the studies and our ability to obtain regulatory approvals could be delayed for a variety of reasons, including:

•	unsatisfactory results of any clinical study, including failure to meet study objectives;
•	the failure of our principal third-party investigators to perform our clinical studies on our anticipated schedules;
•	imposition of a clinical hold following an inspection of our clinical study operations or trial sites by the FDA or other regulatory authorities;
•	our inability to adhere to clinical study requirements directly or with third parties, such as contract research organizations (“CRO’s”);
•	different interpretations of our non-clinical and clinical data, which could initially lead to inconclusive results;
•	delays in obtaining suitable patient samples for use in a clinical study; and
•	delays on patient enrollment due to the COVID-19 pandemic.

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

Our strategy of developing companion diagnostic products may require large investments in working capital and may not generate any revenue.

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

We expect to generate a portion of our revenue internationally and are subject to various risks relating to our international activities, which could adversely affect our operating results.

For the year ended December 31, 2020, approximately 35% of our revenue was generated from sales originated by customers located outside of the United States, compared with 34% for year ended December 31, 2019. We expect that a percentage of our future revenue will continue to come from international sources, and we expect to expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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

In addition, any failure to comply with applicable legal and regulatory obligations could negatively impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of products and restrictions on certain business activities.

If the utility of our HTG EdgeSeq platform, proprietary profiling panels, services and solutions in development is not supported by studies published in peer-reviewed medical publications, the rate of adoption of our current and future products and the rate of reimbursement of our future products by third-party payors may be negatively affected.

We anticipate that we will need to maintain a continuing presence in peer-reviewed publications to promote adoption of our products by biopharmaceutical companies, academic institutions and molecular labs and to promote favorable coverage and reimbursement decisions. We believe that peer-reviewed journal articles that provide evidence of the utility of our current and future products or the technology underlying the HTG EdgeSeq platform, consumables and services are important to our commercial success. It is critical to the success of our sales efforts that we educate a sufficient number of clinicians and administrators about our HTG EdgeSeq technology, our current panels and services and our future solutions, and demonstrate the research and clinical benefits of these solutions. Our customers may not adopt our current and future solutions, and third-party payors may not cover or adequately reimburse our future products, unless they determine, based on published peer-reviewed journal articles and the experience of other researchers and clinicians, that our products provide accurate, reliable, useful and cost-effective information. Peer-reviewed publications regarding our products and solutions may be limited by many factors, including delays in the completion of, poor design of, or lack of compelling data from studies that would be the subject of the article. If our current and future product and product-related service solutions or the technology underlying such products and services do not receive sufficient favorable exposure in peer-reviewed publications, the rate of research and clinical adoption and positive coverage and reimbursement decisions could be negatively affected.

We provide our HTG EdgeSeq instrument and profiling panels free of charge or through other arrangements to customers or key opinion leaders through evaluation agreements or reagent rental programs, and these programs may not be successful in generating recurring revenue from sales of our systems and proprietary panels.

We sell our HTG EdgeSeq instrument and profiling panels under different arrangements to expand our installed base and facilitate the adoption of our platform.

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

Other arrangements might include a research agreement whereby an academic collaborator agrees to provide biological samples in exchange for the use of an HTG EdgeSeq instrument at no cost in furtherance of the collaborator’s professional goals and/or the educational or research objectives of an applicable institution.

Any of the foregoing arrangements could result in lost revenue and profit and potentially harm our long-term goal of achieving profitable operations. In addition, we require customers who receive systems that we continue to own to carry insurance sufficient to protect us against any equipment losses, we cannot guarantee that they will maintain such coverage, which may expose us to a loss of the value of the equipment in the event of any loss or damage.

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

Placing our HTG EdgeSeq instruments under evaluation agreements, under reagent rental agreements or with our key opinion leaders without receiving payment for the instruments could require substantial additional working capital to provide additional units for sale to our customers.

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

Within the diagnostic market, there are competitors that manufacture systems for sales to hospitals and laboratories and other competitors that offer tests conducted through CLIA certified laboratories. We will also compete with commercial diagnostics companies. Most of our current competitors are either publicly traded, or are divisions of publicly traded companies, and enjoy a number of competitive advantages over us, including:

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

Our revenue is currently derived from sales of our HTG EdgeSeq instrument and related proprietary panels, the design of custom RUO assays and sample processing for research applications to biopharmaceutical companies, academic institutions and molecular labs, predominantly in the United States and Europe, and collaborative development services. The demand for our products and services will depend in part upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:

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

We have relied, and expect to continue to rely, on strategic development collaborations and licensing agreements with third parties to develop or in-license technologies based on which products or services we may develop or offer. We have entered into agreements with third parties to facilitate or enable our development of assays, and ultimately diagnostic tests, to aid in the diagnosis of oncology diseases, such as breast cancer and melanoma, and other diseases. We intend to enter into additional similar agreements with life sciences companies, biopharmaceutical companies and other researchers for future diagnostic products. However, we cannot guarantee that we will enter into any additional agreements. In particular, our life sciences research or biopharmaceutical customers are not obligated to collaborate with us or license technology to us, and they may choose to develop diagnostic products themselves or collaborate with our competitors. Establishing development collaborations and licensing arrangements is difficult and time-consuming. Discussions may not lead to development collaborations or licenses on favorable terms, or at all. Potential collaborators or licensors may elect not to work with us based upon their assessment of our financial, regulatory or intellectual property position. To the extent that we enter new collaborative development or licensing agreements, they may never result in the successful development or commercialization of future tests or other products for a variety of reasons, including because our collaborators may not succeed in performing their obligations or may choose not to cooperate with us. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Moreover, to the extent we agree to work exclusively with a party in a given area, our opportunities to collaborate with others would be limited. Even if we establish new relationships, they may never result in the successful development or commercialization of future tests or other products. Disputes with our collaborators could also impair our reputation or result in development delays, decreased revenue and litigation expenses.

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

We currently rely on a single supplier to produce a subcomponent used in our HTG EdgeSeq instruments. While we periodically forecast our needs for this subcomponent, our contract with this supplier, which may be a standard purchase order, does not commit them to carry inventory or make available any particular quantities, and the supplier may give other customers’ needs higher priority than ours and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. If we were to lose this supplier, we may not be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, or at all. If we should encounter delays or difficulties in securing the quality and quantity of subcomponent we require for our instruments, our supply chain would be interrupted which would adversely affect our sales. A loss of this supplier could significantly delay the delivery of our HTG EdgeSeq instruments, which in turn would materially affect our ability to generate revenue. If any of these events occur, our business and operating results could be materially harmed.

We may encounter manufacturing difficulties that could impede or delay production of our HTG EdgeSeq platform.

We began manufacturing our HTG EdgeSeq platform internally in 2016. We have limited experience with manufacturing the system and our internal manufacturing operations may encounter difficulties involving, among other things, scale-up of manufacturing processes, production efficiency and output, regulatory compliance, quality control and quality assurance, and shortages of qualified personnel. Any failure in our planned internal manufacturing operations could cause us to be unable to meet demand for these systems, delay the delivery of the system to customers, and harm our business relationships and reputation.

If we encounter difficulties in our planned internal manufacturing operations, we may need to engage a third-party supplier, provided we cannot be sure we will be able to do so in a timely manner, or at all, or on favorable terms.

Any of these factors could cause us to delay or suspend production of our HTG EdgeSeq platform, entail unplanned additional costs and materially harm our business, results of operations and financial condition.

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

Payments under the instruments governing our indebtedness may reduce our working capital. In addition, a default under our SVB Term Loan or cross default under our PPP Loan could cause a material adverse effect on our financial position.

Pursuant to the terms of the NuvoGen obligation, we have paid NuvoGen $10.1 million, and are required to annually pay NuvoGen the greater of $400,000 or 6% of our yearly revenue until the total aggregate cash compensation paid to NuvoGen under the agreement equals $15.0 million. Payments to NuvoGen will result in a reduction in our working capital as we continue to make payments on this obligation.

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

Pursuant to the terms of our PPP Loan, we are required to make 8 equal monthly payments of principal and interest of any amounts that are not forgiven. All or a portion of the PPP Loan may be forgiven by the SBA upon its acceptance of our application and documentation of expenditures in accordance with the SBA requirements. Under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and PPP Flexibility Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments and covered utilities during the 24-week period beginning on the date of loan approval at the borrower’s option. Not more than 40% of the forgiven amount may be for non-payroll costs. The amount of the PPP Loan eligible to be forgiven will be reduced if our full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25% during the measurement period, unless certain safe harbors are met. We will be required to repay any portion of the outstanding principal and interest that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loan will ultimately be forgiven by the SBA.

In order to apply for the PPP Loan, we were required to certify that, among other things, the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. While we made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital and believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the broad objectives of the Paycheck Protection Program of the CARES Act, the certification described above does not contain any objective criteria and is subject to interpretation. In addition, the SBA has issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. In addition, PPP loans under the CARES Act may be subject to certain rules, regulations and Standard Operating Procedures (“SOPs”) applicable to the SBA’s Section 7(a) Loan Program, which includes PPP loans under the CARES Act. The interpretation and applicability of these rules, regulations and SOPs is unclear, as some of them have not been referenced in the CARES Act itself or in the guidance and interpretations issued by the SBA to date. If, despite our good-faith belief that we satisfied all eligible requirements for the PPP Loan, we are found to be in violation of any of the laws or governmental regulations that apply to us in connection with the PPP Loan, including the False Claims Act, or it is otherwise determined that we were not eligible to receive the PPP Loan, or it is determined that we have not adequately complied with the rules, regulations and SOPs applicable to the SBA’s Section 7(a) Loan Program, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the PPP Loan in its entirety, which would have an impact on our liquidity. In addition, our receipt of the PPP Loan may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

Changes in laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

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

Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2020, we had federal net operating loss carryforwards (“NOLs”) to offset future taxable income of $177.6 million, of which $121.8 million will begin to expire after 2021 if not utilized, while the remainder can be carried forward indefinitely. A lack of future taxable income would adversely affect our ability to utilize these NOLs. Under the Tax Act, as modified by the CARES Act, our federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely but the deductibility of these federal NOLs is limited to 80% of taxable income, unless utilized in 2018, 2019, or 2020, in which case use of the NOLs is not limited. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “IRC”), and corresponding provisions of state law, a corporation that undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period) is subject to limitations on its ability to utilize its pre-ownership change NOL carryforwards and certain other pre-ownership change tax attributes to offset post-ownership change income or taxes. We believe we may have already experienced one or more ownership changes and may in the future experience one or more additional ownership changes, and thus, our ability to utilize pre-ownership change NOL carryforwards and other pre-ownership change tax attributes to offset post-ownership change income or taxes may be limited. Such limitations may cause a portion of our NOL and credit carryforwards to expire before we are able to utilize them. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

Our future success depends on our ability to recruit, train, retain and motivate key personnel, including our senior management, research and development, manufacturing, service and sales and marketing personnel. If we were to lose one or more of our key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies. Competition for qualified personnel is intense, and we may not be able to attract talent. Our growth depends, in part, on attracting, retaining and motivating highly trained sales personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively identify and sell to potential new customers, including new biopharmaceutical company customers. In particular, the commercialization of our HTG EdgeSeq platform and related panels requires us to continue to establish and maintain sales and support teams to optimize the markets for research tools and, where approved, diagnostic assays, and to fully optimize a broad array of diagnostic market opportunities as we receive approval for any future diagnostic products. We do not maintain fixed term employment contracts or key man life insurance relating to any of our employees. Because of the complex and technical nature of our products and the dynamic market in which we compete, any failure to retain our management team or to attract, train, retain and motivate other qualified personnel could materially harm our operating results and growth prospects.

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

Many states are also pursuing legislative expansion of the scope of goods and services that are subject to sales and similar taxes as well as the circumstances in which a vendor of goods and services must collect such taxes. Following the U.S. Supreme Court decision in South Dakota v. Wayfair, Inc., states are now free to levy taxes on sales of goods and services based on an “economic nexus,” regardless of whether the seller has a physical presence in the state. Furthermore, legislative proposals have been introduced in Congress that would provide states with additional authority to impose such taxes. Accordingly, it is possible that either federal or state legislative changes may require us to collect additional sales and similar taxes from our customers in the future.

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

Expedited, reliable shipping is essential to our operations. We rely heavily on providers of transport services for reliable and secure point-to-point transport of our HTG EdgeSeq instrument and consumables to our customers and, as applicable, customers’ samples to our laboratory, and for enhanced tracking of these shipments. Should a carrier encounter delivery performance issues such as loss, damage or destruction of any instrumentation, consumables or samples, it would be costly to replace such instrumentation or consumables in a timely manner and may be difficult to replace customers’ samples lost or damaged in shipping, and such occurrences may damage our reputation and lead to decreased demand for our products and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions affecting delivery services we use would adversely affect our ability to process orders for our products or receive recipient samples on a timely basis.

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

The withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our product candidates in the European Union, result in restrictions or imposition of taxes and duties for importing our product candidates into the European Union, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the European Union.

Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as “Brexit.” Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom was subject to a transition period that ended December 31, 2020, or the Transition Period, during which EU rules continued to apply. A trade and cooperation agreement, or the Trade and Cooperation Agreement, that outlines the future trading relationship between the United Kingdom and the European Union was agreed in December 2020.

Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from EU directives and regulations, Brexit has had, and may continue to have, a material impact on the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the European Union. For example, Great Britain is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA and, and a separate marketing authorization will be required to marker our product candidates in Great Britain. It is currently unclear whether the Medicines & Healthcare products Regulatory Agency, or MHRA, in the U.K. is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive.

While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the UK and the EU there may be additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period. Further, should the UK diverge from the EU from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses (when compared to the position prior to the end of the Transition Period) to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the UK It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom.

Cyber security risks and the failure to maintain the confidentiality, integrity and availability of our data, computer hardware, software, internet applications and related tools and functions could result in damage to our reputation and/or subject us to costs, fines, penalties, lawsuits, business interruption or otherwise adversely affect our business.

Our business requires collecting, processing, manipulating, analyzing, disclosing and storing large amounts of proprietary, confidential and sensitive data, including personal information about our employees and others, information we collect from samples we process, intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other third parties. In addition, we rely on enterprise software systems and third-party service providers and sub-processors to operate and manage our business. The confidentiality, availability, integrity and protection of our data is critical to our business and relevant stakeholders have a high expectation that we will adequately protect confidential and sensitive data, including personal data. We also maintain personally identifiable information. Our business therefore depends on the continuous, effective, reliable and secure operation of our data, computer hardware, software, networks, internet servers and related infrastructure including those of our collaborators, service providers and contractors. To the extent that our hardware and software malfunction or access to our data is interrupted or otherwise compromised, our business could suffer. If we, our service providers, partners or other relevant third parties have experienced or in the future experience any security incident(s) that result in any data loss, deletion or destruction, unauthorized access to, loss of, unauthorized acquisition or disclosure of, or inadvertent exposure of sensitive information, or compromise related to the security, confidentiality, integrity or availability of our (or their) information technology, software, services, communications or data, it may result in a material adverse impact, including without limitation, regulatory investigations or enforcement actions, litigation, indemnity obligations, negative publicity and financial loss. Further, failures or significant downtime of our information technology or telecommunication systems or those used by our third-party service providers could cause significant interruptions in our operations, including preventing us from conducting tests or research and development activities and preventing us from managing the administrative aspects of our business.

The regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase our operating costs. Although we have implemented physical, technical and administrative safeguards designed to protect our data, information technology systems and communications software, we are still vulnerable to natural or man-made hazards, such as natural disasters, fire, storm, flood, power loss, wind damage, terrorism, war, telecommunications failures, physical or software break-ins, inadvertent acts, malicious intrusion, malware, data leakage, viruses and similar events. Moreover, we are vulnerable to cyberattacks, malicious internet-based activity and online and offline fraud, which are prevalent and continue to increase. In addition to traditional computer “hackers,” threat actors, software bugs, malicious code (such as viruses and worms), employee theft or misuse, denial-of-service attacks (such as credential stuffing), and ransomware attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). We may also be the subject of phishing attacks, viruses, malware installation, server malfunction, software or hardware failures, loss of data and other computer assets, adware or other similar issues. These events may result in damage to or the impairment of key business processes, or the loss or corruption of confidential information, including intellectual property, proprietary business information and personal data. Such disruptions and breaches of security could have a material adverse effect on our business, financial condition and results of operations. We could be required to expend significant resources, fundamentally change our business activities and practices or modify our services, software, operations or information technology in an effort to protect against security breaches and to mitigate, detect and remediate actual and potential vulnerabilities and security incidents. There can be no assurances that our security measures or those of our service providers, partners, and other third parties will be effective in protecting against all security breaches and the material adverse impacts that may arise from such breaches.

We have experienced specific instances of cyber events, including attempted compromises, in the past, and there could be unauthorized access, acquisition, disclosure and use of non-public information (including personal data) in the future. The techniques used to attack information technology systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we or relevant third parties on which we rely may not be able to address these techniques proactively or implement adequate preventative measures. If our data or information technology systems (or those of third parties upon which we rely) are compromised, we could be subject to reputational damage, fines, penalties, damages, litigation and enforcement actions, and we could lose trade secrets, the occurrence of which could harm our business. In addition, such a compromise may require notification to governmental agencies, supervisory bodies, credit reporting agencies, the media or individuals pursuant to contract or various federal, state and foreign data protection, privacy and security laws, regulations and guidelines, if applicable. Such disclosures are costly, and the disclosures or the failure to comply with such requirements, could lead to material adverse impacts, including without limitation, negative publicity, a loss of customer confidence in our services or security measures or breach of contract claims. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with applicable data protection laws, privacy policies or data protection obligations related to information security or security breaches.

We are subject to stringent and changing privacy and data security laws, contractual obligations, self-regulatory schemes, government regulation, and standards related to data privacy and security. The actual or perceived failure by us, our customers, partners or vendors to comply with U.S. and foreign privacy and data protection laws, regulations and standards, external and internal privacy and security policies and representations, and other privacy and data-security related obligations may adversely affect our reputation, legal liability, business, operations and financial performance.

We are subject to or affected by numerous federal, state and foreign laws and regulations, as well as regulatory guidance, governing the collection, use, disclosure, retention, processing and security of personal data, such as information that we collect about employees and patients in the United States and abroad. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, affect our or our collaborators’, service providers’ and contractors’ ability to operate in certain jurisdictions or to collect, store, transfer use and share personal data, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. We are also subject to the terms of our external and internal privacy and security policies, representations, certifications, standards, publications, frameworks, and contractual obligations related to our collection, processing, use and disclosure of personal data and/or other confidential information. Although we endeavor to comply with our published policies and other obligations, and take steps to ensure that our external and internal privacy and security policies and representations are not inaccurate, incomplete, deceptive, unfair, or misrepresentative of our actual practices, we may at times fail to do so or may be perceived to have failed to do so. Compliance with these and any other applicable privacy and data security laws, regulations and obligations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms, potentially at significant expense, to ensure compliance with the new data protection rules. Any failure or perceived failure by us or our collaborators, service providers and contractors to comply with federal, state or foreign laws or regulation, our internal policies and procedures, representations or our contracts governing processing, of personal data could result in negative publicity, disruptions or interruptions in our operations, fines, penalties (including changes to our data practices), lawsuits, liability, an inability to process personal data, diversion of management time and effort and proceedings against us by governmental entities or others, all of which could adversely affect our business, financial condition, results of operations and growth prospects. Furthermore, the laws are not consistent, and compliance in the event of a widespread data breach is costly. In many jurisdictions, enforcement actions and consequences for noncompliance are rising.

In the United States, California adopted the California Consumer Privacy Act (“CCPA”), which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data. As we expand our operations, the CCPA may increase our compliance costs and potential liability. The CCPA will be expanded substantially on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) becomes fully operative. Other states have proposed similar laws and the landscape remains uncertain.

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

European data protection laws, including the GDPR, generally restrict the transfer of personal data from Europe, including the European Economic Area, United Kingdom and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards allowing U.S. companies to import personal data from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the European Union recently invalidated the EU-U.S. Privacy Shield. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal data transfers from Europe to the United States or most other countries. The European Commission recently proposed updates to the SCCs, and additional regulatory guidance has been released that seeks to impose additional obligations on companies seeking to rely on the SCCs. However, at present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses. Similarly, the Swiss Federal Data Protection and Information Commissioner recently opined that the Swiss-U.S. Privacy Shield is inadequate for transfers from Europe to the United States and the United Kingdom, whose data protection laws are similar to those of the European Union, may similarly invalidate use of the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield, respectively, as mechanisms for lawful personal data transfers from those countries to the United States. As such, if we are unable to rely valid data transfer solution for personal data transfers for Europe, we will face increased exposure to substantial fines under European data protection laws as well as injunctions against processing personal data from Europe. Inability to import personal data from the European Economic Area, United Kingdom or Switzerland may also restrict our activities in Europe; limit our ability to collaborate with service providers, contractors and other companies subject to European data protection laws; and require us to increase our data processing capabilities in Europe at significant expense. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

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

A significant change in the laws governing RUO products or how they are enforced may require us to change our business model in order to maintain compliance. For instance, in November 2013 the FDA issued a guidance document entitled “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only” (the “RUO Guidance”) which highlights the FDA’s interpretation that distribution of RUO products with any labeling, advertising or promotion that suggests that clinical laboratories can validate the test through their own procedures and subsequently offer it for clinical diagnostic use as a laboratory developed test is in conflict with RUO status. The RUO Guidance further articulates the FDA’s position that any assistance offered in performing clinical validation or verification, or similar specialized technical support, to clinical laboratories, conflicts with RUO status. If we engage in any activities that the FDA deems to be in conflict with the RUO status held by the products that we sell, we may be subject to immediate, severe and broad FDA enforcement action that would adversely affect our ability to continue operations. Accordingly, if the FDA finds that we are distributing our RUO products in a manner that is inconsistent with its regulations or guidance, we may be forced to stop distribution of our RUO tests until we are in compliance, which would reduce our revenue, increase our costs and adversely affect our business, prospects, results of operations and financial condition. In addition, the FDA’s proposed implementation for a new framework for the regulation of LDTs may negatively impact the LDT market and thereby reduce demand for RUO products.

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

We do not have the ability to independently conduct the clinical studies or other studies that may be required to obtain FDA and other regulatory clearance or approval for our diagnostic products, including the HTG EdgeSeq instrument and related proprietary panels. Accordingly, we expect to rely on third parties, such as medical institutions, CRO’s and clinical investigators, and providers of NGS instrumentation, to conduct such studies and/or to provide information necessary for our submissions to regulatory authorities. Our reliance on these third parties for clinical development activities or information will reduce our control over these activities. These third parties may not complete activities on schedule or conduct studies in accordance with regulatory requirements or our study design. Similarly, providers of NGS instrumentation may not place the same importance on our regulatory submissions as we do. Our reliance on third parties that we do not control will not relieve us of any applicable requirement to prepare, and ensure compliance with, the various procedures requires under good clinical practices, or the submission of all information required in connection with requested regulatory approvals. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our studies may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our diagnostic products.

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

We plan to develop, obtain regulatory approval for and sell clinical diagnostics products for a number of different indications. Successful commercialization of our clinical diagnostic products depends, in large part, on the availability of coverage and adequate reimbursement for testing services using our diagnostic products from third-party payors, including government insurance plans, managed care organizations and private insurance plans. There is significant uncertainty surrounding third-party coverage and reimbursement for the use of tests that incorporate new technology, such as the HTG EdgeSeq platform and related applications and assays. Reimbursement rates have the potential to fluctuate depending on the region in which the testing is provided, the type of facility or treatment center at which the testing is done, and the third-party payor responsible for payment. If our customers are unable to obtain positive coverage decisions from third-party payors approving reimbursement for our tests at adequate levels, the commercial success of our products would be compromised, and our revenue would be significantly limited. Even if we do obtain favorable reimbursement for our tests, third-party payors may withdraw their coverage policies, review and adjust the rate of reimbursement, require co-payments from patients or stop paying for our tests, which would reduce revenue for testing services based on our technology and demand for our diagnostic products.

The American Medical Association Current Procedural Terminology (“CPT”) Editorial Panel created new CPT codes that could be used by our customers to report testing for certain large-scale multianalyte genomic sequencing procedures (“GSPs”), including our diagnostic products, if approved. Effective January 1, 2015, these codes allow for uniform reporting of broad genomic testing panels using technology similar to ours. While these codes standardize reporting for these tests, coverage and payment rates for GSPs remain uncertain and we cannot guarantee that coverage and reimbursement for these tests will be provided in the amounts we expect, or at all. Initially, industry associations recommended that payment rates for GSPs be cross-walked to existing codes on the clinical laboratory fee schedule. On October 27, 2014, Centers for Medicare and Medicaid Services (“CMS”) issued preliminary determinations for 29 new molecular pathology codes, including the GSPs, of gapfill rather than cross-walking as recommended by the Association for Molecular Pathology. This means that local private Medicare Administrative Contractors, such as Palmetto, Novidian, Novitas and Cahaba, were instructed to determine the appropriate fee schedule amounts in the first year, and CMS calculated a national payment rate based on the median of those local fee schedule amounts in the second year. This process may make it more difficult for our customers to obtain coverage and adequate reimbursement for testing services using our diagnostic products. We cannot assure that CMS and other third-party payors will establish reimbursement rates sufficient to cover the costs incurred by our customers in using our clinical diagnostic products, if approved.

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

•

The Federal Physician Payments Sunshine Act, which require certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians, defined to include physicians, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals, as well as applicable manufacturers and group purchasing organizations to report annually to CMS certain ownership and investment interests held by physicians and their immediate family members, which will be expanded beginning in 2022, to require applicable manufacturers to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants and certified nurse midwives during the previous year.

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

On April 1, 2014, the Protecting Access to Medicare Act of 2014 (“PAMA”) was signed into law, which, among other things, significantly altered the current payment methodology under the Medicare Clinical Laboratory Fee Schedule (“CLFS”). Effective January 1, 2018, the CLFS is based on weighted median private payor rates as required by PAMA. Under the law, starting January 1, 2016 and every three years thereafter (or annually in the case of advanced diagnostic lab tests), applicable clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic lab test that it furnishes. The most recent data collection period was from January 1 through June 30, 2019, followed by a six-month validation period from July 1, 2019 through December 31, 2019. Thereafter, applicable laboratories will report their data. The reported data must include the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payor (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). In January 2020, CMS announced that data reporting for clinical diagnostic laboratory tests is delayed by one year. Moreover, the CARES Act, enacted in March 2020, further delays the reporting period by an additional year. Therefore, data that was originally required to be reported between January 1, 2020 and March 31, 2020 must now be reported between January 1, 2022 and March 31, 2022. Covered laboratories must report data from the original data collection period of January 1, 2019 through June 30, 2019. Data reporting for these tests will then resume on a three-year cycle beginning in 2025. The payment rate applies to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. It is still too early to predict the full impact on reimbursement for our products in development. In addition, CMS updated the statutory phase-in provisions such that, for 2020, the rates for clinical diagnostic laboratory tests may not be reduced by more than 10% of the rates for 2019. Pursuant to the CARES Act, the statutory phase-in of payment reductions has been extended through 2024, with a 0% reduction cap for 2021, and a 15% reduction cap for each of 2022, 2023, and 2024.

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

Other significant measures contained in the ACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The ACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. However, the future of the ACA is uncertain. There remain judicial and Congressional challenges to certain aspects of the ACA. Then-President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA. For example, the Tax Act includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated medical device tax and “Cadillac” tax on high-cost employer-sponsored health coverage and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, although it is unclear when the Supreme Court will make a decision. It is also unclear how the Supreme Court ruling, other litigation and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, then-President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, following the passage of other legislative amendments, including the Bipartisan Budget Act of 2018, will stay in effect through 2030 unless additional Congressional action is taken. However, COVID-19 relief legislation, including the CARES Act, has suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021 On January 2, 2013, then-President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our U.S. and foreign patent and patent application portfolio relates to our nuclease-protection-based technologies as well as to lung cancer and melanoma and DLBCL biomarker panels discovered using our nuclease-protection-based technology. We have exclusive or non-exclusive licenses to multiple U.S. and foreign patents and patent applications covering technologies that we may elect to utilize in developing diagnostic tests for use on our HTG EdgeSeq platform. Those licensed patents and patent applications cover technologies related to the diagnosis of breast cancer and melanoma.

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

As a “non-accelerated filer” we have availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

We are a “smaller reporting company” and a “non-accelerated filer” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to smaller reporting companies or non-accelerated filers could make our common stock less attractive to investors.

We are a “smaller reporting company” and a “non-accelerated filer” as defined in the Exchange Act, and for as long as we continue to be a “smaller reporting company” or a “non-accelerated filer,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “smaller reporting companies” or “non-accelerated filers,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 (for so long as we are a “non-accelerated filer”) and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements (for so long as we are a “smaller reporting company”). We expect to be both a “smaller reporting company” and a “non-accelerated filer” in 2021. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Pursuant to our 2020 Equity Incentive Plan (“2020 Plan”) our Board of Directors is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. In addition, our Board of Directors approved the granting of rights to eligible employees to purchase shares of our common stock pursuant to our 2014 Employee Stock Purchase Plan (“ESPP”) beginning January 1, 2016. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 13,000 shares, subject to the ability of our Board of Directors to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the ESPP each year. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline.

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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate facilities are comprised of 37,100 square feet of administrative, laboratory and manufacturing spaces located in Tucson, Arizona. We occupy these facilities pursuant to two separate leases. Following its amendment in January 2019, which amended the lease to add approximately 7,000 square feet of additional administrative, manufacturing and laboratory space effective August 2019, the first lease concerns 24,500 square feet housing our administrative, manufacturing, and lab services facilities. The second lease concerns 12,600 square feet of space used for our research and development facilities.

We first amended these leases in August 2015 to, among other things, align and extend the lease terms to expire in January 2021. Upon amendment of the first lease in 2019, the lease for the additional space was aligned to this January 2021 expiration. In December 2020, the leases were again amended to extend their terms for one additional year, through January 2022. The lease extension allows for an additional extension of three years upon the same terms and conditions of the existing amended lease agreements, except that lease rates would be adjusted to rates applicable to like-kind buildings within the market at the time we elect to exercise the extension option, but in no event to less than the last applicable rental rate. Base rent payable is currently approximately $21,000 per month and $16,000 per month, respectively, under the first and second leases, in each case for the remaining terms of the respective leases.

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

On March 15, 2021, the last reported sale price of our common stock was $6.07 per share.

Holders

As of March 15, 2021, there were approximately 118 registered holders of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividends

We have never declared or paid any cash dividends on our common stock. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, the Loan Agreement materially restricts, and future debt instruments we issue may materially restrict, our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of the board of directors after considering various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

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

In November 2020, we completed a reverse stock split of our outstanding shares of common stock pursuant to which every fifteen (15) shares of issued and outstanding common stock were exchanged for one share of common stock. All share and per share amounts within Management’s Discussion and Analysis of Financial Condition and Results of Operations has been adjusted to reflect the reverse stock split for all periods and dates presented.

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

Our HTG EdgeSeq technology, which generates a molecular profiling library for gene expression profiling using NGS. Our HTG EdgeSeq assays are automated on our HTG EdgeSeq platform. Our innovative platform and menu of molecular profiling panels are being utilized in two complementary ways in advancing precision health. Biopharmaceutical companies and other translational research centers utilize our technology to discover and validate biomarkers to develop an understanding of the mechanism of action of disease and to characterize molecular subtypes which can identify patient populations most likely to respond to certain therapies. In addition to purchasing our technology for use in customer facilities, customers can also obtain the advantages of our proprietary technology through our service offerings. Pre-clinical services, including custom assay design and sample processing services provided by our Tucson-based VERI/O laboratory, allow customers the ability to more efficiently identify and validate biomarker signatures across their drug portfolios or patient cohorts. Our ISO 13485- 2016 certified quality system and diagnostic development teams, in partnership with biopharmaceutical company customers, develop, manufacture and support clinical trials with investigation use only assays for potential companion diagnostics. Although our initial focus has been oncology, we have diversified into other disease areas including immune response, transplant and diabetes. Using NGS as our method of detection provides our customers with the benefits of our highly multiplexed and extraction-free chemistry and the sensitivity and dynamic range of the sequencers, providing a powerful value proposition and complete workflow.

We believe RNA-based applications represent a large and growing market with significant, unmet needs where our HTG EdgeSeq platform has allowed us to demonstrate competitive advantages and can enable gene expression profiling growth to accelerate as we make NGS-based gene expression analysis easier and more sample sparing.

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

Biopharmaceutical Biomarker and Companion Diagnostic Solutions

Biopharmaceutical companies are continually working to improve the efficacy of their drug development process and the safety and efficacy of their drugs. We believe that our technology can support these initiatives by providing a seamless solution from biomarker discovery to a commercialized companion diagnostic test that can be used to assist clinicians in confidently prescribing these drugs to their patients. Our products and service solutions allow us to partner with our biopharmaceutical company customers to identify molecular biomarkers that can help determine which patients are most likely to benefit from a particular drug, validate these biomarkers in clinical trials and partner to commercialize the validated CDx assay. Customers can access our technology by purchasing our platform and assays for their internal use or by engaging us to perform certain services, including molecular profiling of respective cohorts in our VERI/O laboratory and development of custom RUO panels to support early-stage clinical programs, investigational-use-only assays for clinical trials or companion diagnostic assays for approved drugs. Our product and service solutions have provided us with a number of early-stage biomarker discovery programs and new opportunities to collaborate with biopharmaceutical companies in their drug development programs. Our business model is structured to allow us to capture revenue at each stage of the drug development lifecycle with the highest value in the form of a drug linked companion diagnostic as the ultimate objective.

Customer Adoption of HTG Technology

Today we believe the primary measures of adoption for our technology are the number of total active customers, the number of active programs in our biopharmaceutical company customer pipeline, the number of instruments actively producing revenue in our installed base and revenue growth relating to new and existing customers.

Our ability to increase instrument and consumable revenue depends on several factors, including (i) adoption of our HTG EdgeSeq platform by our expanding customer base, including increasing market share for our proprietary panels for the research market; (ii) the efforts of our sales and marketing teams to demonstrate the utility of our products and technology; (iii) our ability to develop and market novel molecular profiling panels designed to meet customer needs, including unmet medical needs; (iv) our ability to demonstrate the benefits of our products to key opinion leaders so they publish information supporting those benefits; (v) pricing and reimbursement; (vi) our ability to expand the addressable market of our HTG EdgeSeq platform through the development of new applications; (vii) our product capabilities compared with competition; and (viii) successful outcomes to our companion diagnostic collaborations. Given the length of the sales cycle we have experienced historically, we expect fluctuations in our instrument and consumables sales on a period-to-period basis.

In the future, we expect to grow our active installed base and drive larger consumable annuities as we add new proprietary panels to our product menu, add to the utility of existing panels by expanding applications on our HTG EdgeSeq Reveal software and as European customers implement our existing or custom assays for use in clinical diagnostic testing as LDT’s under CLIA regulations. We remain focused on high quality instrument placements and consumable pull through at the primary indicators of future commercial adoption and success in our business.

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

2020 Highlights and Recent Developments

The full impact of the COVID-19 pandemic on our financial condition, liquidity and future results of operations remains fluid and uncertain as of the date of this report. We have experienced a significant slowing of product and product-related services revenue generation since March 2020 and we believe this period of reduced revenue will continue through at least the first half of 2021 due to continued disruptions to our customers’ businesses from the pandemic and, in many instances, their prioritization of projects in areas focus related to COVID-19. We have also experienced limited delays in our development efforts as a result of stay-at-home orders and our efforts to prioritize the safety of our employees during this pandemic. However, all 2020 key development milestones were met and high priority development efforts continued, including extensive experiment study planning and analysis, despite the numerous operational challenges we have faced. We believe the COVID-19 pandemic will continue to impact our productivity, supply chains, distribution networks and other areas of our operation as the pandemic continues to disrupt our business and the businesses of our vendors, partners and customers.

Our 2020 development efforts were aimed at expansion of our capabilities in translational medicine with our RUO molecular profiling products, including adding to the utility of our targeted oncology, immuno-oncology, autoimmune and microRNA panels with the addition of new applications and analytical capabilities released in our HTG EdgeSeq Reveal software. This web-based biostatistical analysis software is designed to accelerate customer research by streamlining their statistical analysis of samples processed with our HTG EdgeSeq RUO profiling assays. In addition, we continued to reach key milestones in the development of our transcriptome product toward a planned initial RUO launch in the third quarter of 2021. This panel is expected to measure approximately 20,000 biomarkers and we believe that it will be a foundational product not only for RUO profiling, but also for potential companion diagnostic and proprietary diagnostic products. We also expect this product to expedite the expansion of our product offerings outside of oncology and autoimmune and into additional markets such as organ transplant and diabetes.

We announced an Early Adopter Program for our planned transcriptome product in December 2020 and expect to expand this program as we near the initial product launch. An initial white paper demonstrating technical feasibility for the product was produced in October 2020 and a second white paper demonstrating concordance to RNASeq and outlining the key elements of the product’s expected value proposition was produced in February 2021.

Financial Operations Overview and Consolidated Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

	Years Ended December 31,		Change
	2020	2019	$	%
Revenue:
Product and product-related services	$7,890,854	$14,632,204	$(6,741,350)	(46%)
Collaborative development services	658,010	4,571,684	(3,913,674)	(86%)
Total revenue	8,548,864	19,203,888	(10,655,024)	(55%)
Operating expenses:
Cost of product and product-related services revenue	3,991,532	8,911,372	(4,919,840)	(55%)
Selling, general and administrative	18,063,064	18,682,396	(619,332)	(3%)
Research and development	6,079,907	10,570,225	(4,490,318)	(42%)
Total operating expenses	28,134,503	38,163,993	(10,029,490)	(26%)
Operating loss	(19,585,639)	(18,960,105)	(625,534)	3%
Loss on extinguishment of MidCap Credit Facility and QNAH Convertible Note	(522,394)	—	(522,394)	(100%)
Other income (expense)	(747,770)	(334,180)	(413,590)	124%
Net loss before income taxes	$(20,855,803)	$(19,294,285)	$(1,561,518)	8%

Total Revenue

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

Profiling product and product-related services revenue includes customer purchases of our HTG EdgeSeq instrument and related assay kits, design of custom RUO assay kits for customers and the use of our HTG EdgeSeq instrument to process samples on the customer’s behalf in our VERI/O laboratory. Customers can purchase our HTG EdgeSeq instrument and associated RUO and C/IVD marked assays from a diverse portfolio of targeted RNA gene expression profiling panels based on our proprietary chemistry. This category of customer revenue includes sample processing services performed for additional customers by one of our certified service providers or Preferred Academic Centers of Excellence partners. Customers can also access our technology through contracted sample processing services performed by our HTG EdgeSeq instruments and RUO consumables to process samples in our VERI/O laboratory. Our proprietary technology is also used to develop custom RUO panels which are expected to generate future sample processing or RUO consumable product revenue.

Collaborative development revenue relates to services performed using our HTG EdgeSeq proprietary technology to develop, seek regulatory approval for and commercialize companion diagnostic assays for biopharmaceutical drug candidates and corresponding therapeutics. Collaborative development services revenue recognized to date has been generated primarily pursuant to the Master Assay Development, Commercialization and Manufacturing Agreement between us and QIAGEN Manchester Limited (“QML”) dated November 2016 (the “Governing Agreement”). In November 2019, we terminated the Governing Agreement. Our termination of the Governing Agreement did not terminate active statements of work under the Governing Agreement. On a going-forward basis, we expect to enter into additional collaborative development services arrangements directly with biopharmaceutical company customers, which we believe will result in improved economics from these arrangements and not limit the sequencing platform that must be used for development. In August 2020, we entered into a Commercialization and Distribution Agreement with QML that we believe will provide our customers distribution and commercialization options with QML in the event that a companion diagnostic assay is developed under one of these development services arrangements in the future.

Collaborative development services and product-related services revenue are generated through a service-oriented model. However, we anticipate that these services will be a catalyst toward a product-based strategy as an increase in our menu of proprietary panels is expected to continue to result in increased demand for our instrument and consumables products in individual laboratories and customer locations.

Total revenue decreased by 55% to $8.5 million for the year ended December 31, 2020 compared with total revenue of $19.2 million for the year ended December 31, 2019. The COVID-19 pandemic negatively impacted our ability to generate direct and collaborative development services revenue since March 2020 as numerous academic and biopharmaceutical company customers’ facilities have been closed or partially closed due to the pandemic. These closures have limited our ability to ship instruments and consumables to customer facilities and have limited their ability to prepare and ship samples to our VERI/O laboratory. In addition, our customers have experienced significant delays in ongoing and planned clinical trials due to the demands the pandemic has placed on hospitals and clinicians.

In some geographies, especially at our global academic medical center customers’ sites, we saw a growing number of these operations returning to work, at least on a limited capacity, in the second half of 2020. In other areas, such as our large biopharmaceutical customers, the reopening process was slower, especially on the east and west coasts of the United States where the rates of COVID-19 infection were highest and where closures for additional waves of infection continued throughout the year. In addition, many of these customers have continued operating with limited resources and have prioritized COVID-related programs, impacting our ability to resume non-COVID-related studies planned with these customers prior to the pandemic.

While we cannot be certain of the ultimate impact the COVID-19 pandemic will have on our business and that of our customers, we anticipate the generation of our product and product-related services revenue will resume in future periods as our and our customers’ operations are able to return to pre-COVID-19 levels. Though we continue to seek potential, new customer collaborations, in which we would contract directly with customers, we do not anticipate additional revenue from our existing collaborative development services programs at this time and did not enter into any new collaborative development services agreements in 2020.

Product and product-related services revenue

Product and product-related services revenue, which includes revenue generated through the sale of our HTG EdgeSeq instruments and consumables and from services performed for customers using our proprietary RUO technology, decreased $6.7 million to $7.9 million for the year ended December 31, 2020 compared with $14.6 million for the year ended December 31, 2019, and was comprised of the following:

	Years Ended December 31,		Change
	2020	2019	$	%
Product revenue:
Instruments	$869,035	$1,436,730	$(567,695)	(40%)
Consumables	3,030,612	3,010,094	20,518	1%
Total product revenue	$3,899,647	$4,446,824	$(547,177)	(12%)
Product-related services revenue:
Custom RUO assay design	1,393,316	4,498,088	(3,104,772)	(69%)
RUO sample processing	2,597,891	5,687,292	(3,089,401)	(54%)
Total product-related services revenue	3,991,207	10,185,380	(6,194,173)	(61%)
Total product and product-related services revenue	$7,890,854	$14,632,204	$(6,741,350)	(46%)

Product revenue generated from the sale of our HTG EdgeSeq instruments and RUO and CE/IVD marked assay kits decreased 12% to $3.9 million for the year ended December 31, 2020 compared with $4.4 million for the year ended December 31, 2019. This decrease in product revenue in 2020 compared with 2019 primarily reflects the impact of COVID-19 on our business and on our customers’ businesses. Since March 2020, we experienced a limited ability to ship instruments and consumables to customers’ facilities due to COVID-19-related shutdowns, and a slower than anticipated return to pre-COVID purchasing patterns in the later part of the year. Product revenue represented 46% and 23% of our total revenue for the years ended December 31, 2020 and 2019, respectively. The increase in product revenue as a percentage of total revenue reflects a growing European customer base, which has historically accessed our technology through instrument and consumables purchases rather than through our service business. European customers generally began their return to work in the second and third quarters of 2020 to a greater extent than our domestic customer base. We continue to discuss opportunities for future studies with both new and existing customers and expect demand for our products to continue to increase as our customers are able to return to pre-COVID operating levels.

Product-related services revenue, consisting of sample processing using HTG EdgeSeq instruments and consumables in our VERI/O laboratory and custom RUO assay development services, decreased $6.2 million to $4.0 million for the year ended December 31, 2020 compared with $10.2 million for the year ended December 31, 2019. The decrease in service revenue for the year ended December 31, 2020 compared with 2019 primarily reflects a reduction in RUO sample processing services revenue due to COVID-19-related cancellations or delays in sample receipt for anticipated customer programs and planned customer study reprioritization. This decrease also reflects high levels of subcontracted laboratory services in 2019 which did not recur in 2020. Product-related services revenue represented 47% and 53% of our total revenue for the years ended December 31, 2020 and 2019, respectively. Although a number of our customers began to return to pre-COVID-19 operating levels during the second half of 2020, our larger biopharmaceutical company customers, who have historically represented the largest portion of our services business, have generally been slower to resume onsite operations or reprioritized current year projects due to COVID-19 impacts on their overall operations. It remains uncertain if our larger biopharmaceutical customers will resume previously planned studies in the future as their activities return to pre-COVID levels.

Collaborative development services revenue

Collaborative development services revenue includes services performed on biopharmaceutical company companion diagnostic development programs using our HTG EdgeSeq proprietary technology to develop, validate in clinical trials, seek regulatory approvals for and commercialize CDx assays for biopharmaceutical company therapeutics. To date, collaborative development services revenue has reflected revenue generated from precision diagnostic program services performed for biopharmaceutical companies pursuant to our Governing Agreement with QML. Collaborative development services revenue decreased $3.9 million to $0.7 million for the year ended December 31, 2020 compared with $4.6 million for the year ended December 31, 2019 and represented 8% and 24% of our total revenue for the years ended December 31, 2020 and 2019, respectively. Collaborative development services revenue for the year ended December 31, 2020 included $0.5 million of monthly development fees and $0.2 million of profit-sharing payments. Collaborative development services revenue for the year ended December 31, 2019 included $3.2 million of monthly development fees and $1.4 million of profit-sharing payments. These decreases reflect the completion of remaining contracted development tasks on our existing programs. No additional collaborative development services programs were entered into during 2020. Though we continue to seek potential, new customer collaborations, we do not anticipate additional revenue from our existing collaborative development services programs at this time.

Cost of product and product-related services revenue

Cost of product and product-related services revenue includes product-related and services-related costs. Product-related costs include the aggregate costs incurred in manufacturing, delivering, installing and servicing instruments and consumables. The components of our product-related costs of revenue include consumables and lab supplies, subcomponent and servicing costs, manufacturing costs incurred internally (which include direct labor costs), and equipment and infrastructure expenses associated with the manufacturing and distribution of our products. Due to the fixed nature of certain of these expenses, such as overhead, equipment and infrastructure, associated with our regulated industry and our expectations for further growth in customer demand, we expect our cost of product and product-related services revenue as a percentage to decrease over time as our product and product-related services revenue increases, further absorbing these fixed costs.

Cost of product and product-related services revenue decreased by 55% to $4.0 million for the year ended December 31, 2020 compared with $8.9 million for the year ended December 31, 2019. This overall decrease reflects the decrease in product and product‑related services revenue in 2020 compared with 2019.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of personnel costs for our sales and marketing, regulatory, legal, executive management, finance and accounting functions. The expenses also include third-party professional and consulting fees incurred by these functions, promotional expenses and facility and overhead costs for our administrative offices. Selling, general and administrative expenses decreased by 3% to $18.1 million for the year ended December 31, 2020 compared with $18.7 million for the year ended December 31, 2019. This decrease primarily reflects a decrease in tradeshow attendance and travel expenses, due to travel restrictions and curtailment of in-person tradeshow activities in 2020 as a result of the COVID-19 pandemic. In addition, costs incurred to conduct a strategic market study did not recur in 2020.

Research and development expenses

Research and development expenses represent amounts incurred to perform collaborative development services, costs to develop new proprietary panels and costs to continue to develop and improve upon our HTG EdgeSeq technology. These expenses include payroll and related expenses, consulting fees, laboratory supplies, facilities and equipment. Research and development costs are expensed as incurred. Research and development expenses decreased by 42% to $6.1 million for the year ended December 31, 2020 compared with $10.6 million for the year ended December 31, 2019. This decrease is related to a reduction in collaborative development services costs, which are included in research and development expense in our consolidated statements of operations, and a related decrease in research and development headcount from 2019 to 2020 in response to this reduced collaborative development services demand. Research and development costs relating to our collaborative development services revenue were $0.5 million for the year ended December 31, 2020 compared with $2.8 million for the year ended December 31, 2019.

Interest income (expense)

As of December 31, 2020, we had an obligation due to NuvoGen in the amount of $5.0 million under an asset purchase agreement and a SVB Term Loan obligation of $9.7 million, net of discount and deferred financing costs. As of December 31, 2019, in addition to our obligation to NuvoGen, we had an obligation of $6.9 million under the MidCap Credit Facility and $3.0 million under the QNAH Convertible Note. Interest expense and non-cash interest expense recognized for discount, deferred financing fee amortization and final fee premium amounts relating to these obligations was $1.0 million for both the years ended December 31, 2019 and 2020. Interest income related to our available-for-sale debt securities investments included in interest income (expense) decreased by 59% to $0.3 million for the year ended December 31, 2020 as compared with $0.6 million for the year ended December 31, 2019 due to the market impacts of the COVID-19 pandemic.

Cash Flows for the Years Ended December 31, 2020 and 2019

The following table summarizes the primary sources and uses of cash for each of the periods presented:

	Years Ended December 31,		Change
	2020	2019	$	%
Net cash provided by (used in):
Operating activities	$(16,292,377)	$(16,695,936)	403,559	(2%)
Investing activities	18,731,107	(3,504,384)	22,235,491	(635%)
Financing activities	9,049,478	19,391,804	(10,342,326)	(53%)
Effect of exchange rate on cash	19,609	(4,336)	23,945	(552%)
Increase (decrease) in cash, cash equivalents and restricted cash	$11,507,817	$(812,852)	12,320,669	(1516%)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2020 decreased by 2% to $16.3 million compared with $16.7 million for the year ended December 31, 2019. This decrease for the year ended December 31, 2020 reflected (i) the net loss of $20.9 million and (ii) net non-cash items of $4.7 million, consisting primarily of stock-based compensation of $1.6 million, depreciation and amortization of $1.3 million, non-cash operating lease expense of $0.6 million and loss on extinguishment of the Midcap Credit Facility and QNAH Convertible Note of $0.5 million.

Net cash used in operating activities for the year ended December 31, 2019 was $16.7 million and reflected (i) the net loss of $19.3 million and (ii) net non-cash items of $3.1 million, consisting primarily of stock-based compensation of $1.2 million and depreciation and amortization of $1.3 million.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2020 increased by 635% to $18.7 million compared with net cash used in investing activities of $3.5 million for the year ended December 31, 2019. Net cash provided by investing activities for the year ended December 31, 2020 consisted primarily of purchases of available-for-sale securities of $12.5 million, partially offset by the maturity of $31.7 million of the available-for-sale securities and the purchase of $0.5 million of laboratory equipment and other fixed assets during the year.

Net cash used in investing activities for the year ended December 31, 2019 was $3.5 million and consisted primarily of purchases of available-for-sale securities of $34.6 million, partially offset by the maturity of $32.2 million of the available-for-sale securities and the purchase of $1.1 million of laboratory equipment for our California-based technology center and other fixed assets during the year.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 decreased by 53% to $9.0 million compared with $19.4 million for the year ended December 31, 2019. This activity for the year ended December 31, 2020 consisted primarily of $7.5 million in net proceeds from our underwritten public and private offerings, $1.7 million in proceeds from our PPP Loan and $0.6 million in payments on our NuvoGen obligation.

Net cash provided by financing activities for the year ended December 31, 2019 was $19.4 million. This activity for the year ended December 31, 2019 consisted primarily of $20.8 million in net proceeds from our 2019 underwritten public and private offerings and $1.3 million in payments on our NuvoGen obligation.

Liquidity and Capital Resources

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock, the incurrence of debt and cash received from product sales, services revenue and other income. As of December 31, 2020, we had $28.7 million in cash, cash equivalents and investments in short-term available-for-sale securities, and $20.7 million of liabilities outstanding primarily relating to our SVB Term Loan, NuvoGen and PPP Loan obligations and our financing and operating leases.

In September 2019, we completed an underwritten public offering in which we sold 1,953,235 shares of our common stock at a price of $9.75 per share, including 254,769 shares sold pursuant to the exercise in full of the underwriter’s option to purchase additional shares. The shares of common stock described above were offered pursuant to a Registration Statement on Form S-3 (File No. 333-229045) previously filed with the SEC and declared effective by the SEC on February 11, 2019, and a prospectus supplement thereafter. In addition, we concurrently entered into a securities purchase agreement with certain institutional accredited investors for the sale of pre-funded warrants exercisable for an aggregate of 360,779 shares of our common stock, at a purchase price of $9.60 per pre-funded warrant. The aggregate net proceeds from these offerings for the year ended December 31, 2019 were $20.8 million, after deducting the underwriting discounts and commissions and offering expenses. Additional proceeds of $31,768 were received in the first quarter of 2020 as a result of the exercise of a portion of the pre-funded warrants for 211,784 shares of our common stock.

In November 2019, we entered into a Controlled Equity Offering Sales Agreement (the “Cantor Sales Agreement”) with Cantor Fitzgerald and Co. (“Cantor”) as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor, shares of our common stock by any method deemed to be an “at the market offering” as defined by rule 415(a)(4) under the Securities Act (the “ATM Offering”). The shares will be offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-229045). We have offered and sold 955,240 shares of our common stock under the ATM Offering through December 31, 2020 for net proceeds of $7.5 million. As of December 31, 2020, we were permitted to sell up to $7.4 million worth of additional shares of our common stock under the current prospectus supplement for the ATM Offering of which we have sold $6.9 million from January 1 through March 15, 2021 for net proceeds of approximately $6.7 million after sales commissions.

In February 2020, we issued 41,100 shares of our Series A convertible preferred stock (“Series A Preferred”) to accredited investors, in exchange for the investors surrendering to us for cancellation an aggregate of 274,000 shares of our common stock. In addition, we sold an aggregate of 10,170 additional shares of our Series A Preferred to the accredited investors for aggregate gross proceeds of $0.6 million, and transaction costs of approximately $37,000. Each share of Series A Preferred is convertible into 6.67 shares of our common stock, subject to proportional adjustment and beneficial ownership limitations. In June 2020, the investors elected to convert 27,500 shares of Series A Preferred to common stock, resulting in the issuance of 183,333 shares of the Company’s common stock. The remaining 23,770 shares of Series A Preferred remain outstanding as of December 31, 2020. In the event of our liquidation, dissolution or winding up, holders of Series A Preferred will participate pari passu with any distribution of proceeds to holders of our common stock. Holders of Series A Preferred are entitled to receive dividends on shares of Series A Preferred equal (on an as converted to common stock basis) to and in the same form as dividends actually paid on our common stock. Shares of Series A Preferred generally have no voting rights, except as required by law.

In March 2020, we entered into a purchase agreement (“LP Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) pursuant to which, upon the terms and subject to the conditions and limitations set forth therein, we have the right to sell to Lincoln Park up to $20.0 million of shares of our common stock (“Purchase Shares”) from time to time over the 36-month term of the LP Purchase Agreement. The purchase price of the Purchase Shares will be based on recent closing prices of our common stock at the time of sale. We issued Lincoln Park an aggregate of 41,026 shares of our common stock as consideration for their purchase commitment pursuant to the LP Purchase Agreement. As of December 31, 2020, 197,632 shares of our common stock have been sold to Lincoln Park under the LP Purchase Agreement.

In April 2020, we received the proceeds from the PPP Loan in the amount of $1,717,000 from SVB, as lender, pursuant to the Paycheck Protection Program of the CARES Act. The PPP Loan matures on April 21, 2022 and bears interest at an annual rate of 1%. We applied for full PPP Loan forgiveness in October 2020. However, there can be no assurance given that we will obtain forgiveness of the PPP Loan in whole or in part. Beginning in September 2021, we are required to make 8 equal monthly payments of principal and interest for all amounts that are not forgiven through the SBA’s application and documentation process. We may prepay the PPP Loan at any time prior to maturity with no prepayment penalties.

On June 24, 2020, we entered into the Loan Agreement in the principal amount of $10.0 million with SVB. The proceeds from the SVB Term Loan were fully funded on the June 25, 2020. The proceeds from the SVB Term Loan, together with cash on hand, were used to repay in full all outstanding amounts and fees due under the MidCap Credit Facility and the QNAH Convertible Note. Our SVB Term Loan bears interest at a floating rate equal to the greater of 2.50% above the Prime Rate (as defined in the Loan Agreement) and 5.75% and requires interest-only payments payable monthly in arrears through June 30, 2021. This interest-only period may be extended for an additional six months upon achievement of an equity milestone defined in the Loan Agreement. The ultimate interest-only period will be followed by equal monthly payments of principal and interest through the maturity date of December 1, 2023. In addition, we must comply with a financial covenant requiring that we maintain a certain amount of unrestricted cash under the Loan Agreement (see Note 8 to our consolidated financial statements included elsewhere in this report). If sufficient additional capital is not available as and when needed, we may have to delay, scale back or discontinue one or more product development programs, curtail our commercialization activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop or commercialize independently, cease operations altogether, pursue a sale of the Company at a price that may result in a significant loss on investment for our stockholders, file for bankruptcy or seek other protection from creditors, or liquidate all assets. In addition, if we default under the Loan Agreement, SVB could accelerate the payment of the SVB Term Loan and ultimately foreclose on our assets.

Funding Requirements

We have had recurring operating losses and negative cash flows from operations since our inception and have an accumulated deficit of $191.2 million as of December 31, 2020. As of December 31, 2020, we had cash, cash equivalents and investments in short-term available-for-sale securities of $28.7 million and had current liabilities of $7.2 million. As of December 31, 2020, we also had $13.5 million in long-term liabilities primarily attributable to our SVB Term Loan, PPP Loan, and NuvoGen obligations. While we believe that our existing resources will be sufficient to fund our planned operations and expenditures for at least the next 12 months from the issuance of these consolidated financial statements, potential changing circumstances, especially those related to the COVID-19 pandemic, may result in the depletion of our capital resources more rapidly than we currently anticipate, resulting in our inability to fund our planned operations and expenditures for at least the next 12 months. These circumstances raise substantial doubt about our ability to continue as a going concern.

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

Additional capital may not be available at such times or in amounts needed by us. Even if sufficient capital is available to us, it might be available only on unfavorable terms. If we are unable to raise additional capital in the future when required or are only able to raise insufficient amounts or funds on terms acceptable to us, we may have to delay, scale back or discontinue one or more product development programs, curtail our commercialization activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop or commercialize independently, cease operations altogether, pursue an acquisition of our company at a price that may result in a significant loss on investment to our stockholders, file for bankruptcy, seek other protection from creditors, or liquidate all of our assets. In addition, if we default under the Loan Agreement, SVB could accelerate the payment of the SVB Term Loan and ultimately foreclose on our assets.

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

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Items subject to estimates based on judgments include, but are not limited to: revenue recognition, stock-based compensation expense, the resolution of uncertain tax positions, income tax valuation allowances, recovery of long-lived assets, inventory obsolescence and valuation of inventory, accounts receivable and available-for-sale securities. Actual results could materially differ from these estimates and such differences could affect the results of operations in future periods.

Revenue from Contracts with Customers

Revenue from contracts with customers is recognized when, or as, we satisfy our performance obligations by delivering the promised goods or service deliverables to our customers. A good or service deliverable is transferred to a customer when, or as, the customer obtains control of that good or service deliverable. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring our progress in satisfying the performance obligation in a manner that depicts the transfer of the goods or services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that we determine the customer obtains control over the promised good or service deliverable. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those promised goods or services (i.e., the “transaction price”). In determining the transaction price, we consider multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, we consider the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as the judgment and actions of third parties.

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

Shipping and handling fees charged to customers for instruments shipped are included in the consolidated statements of operations as part of product and product-related services revenue. Shipping and handling costs for products shipped to customers are included in the consolidated statements of operations as part of cost of product and product-related services revenue.

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

Service revenue

Sample Processing Services

We also provide sample preparation and processing services and molecular profiling of retrospective cohorts for our customers through our VERI/O laboratory, whereby the customer provides samples to be processed using HTG EdgeSeq technology specified in the order. Customers are charged a per sample fee for sample processing services which is recognized as revenue upon delivery of a data file to the customer showing the results of testing and completing delivery of the agreed upon service. This is when the customer can use and benefit from the results of testing and we have the present right to payment.

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

Collaborative Development Services

We follow ASC 606, Revenue from Contracts with Customers and ASC 808, Collaborative Arrangements to determine the appropriate recognition of revenue under our collaborative research, development and commercialization agreements. For the years ended December 31, 2019 and 2018, collaborative development services revenue was generated from our Governing Agreement with QML. We have determined that the statements of work signed under the Governing Agreement are collaborative arrangements and that QML meets the definition of a customer under ASC 606. Additionally, each SOW is a separate contract with a single performance obligation to provide development services. Under each SOW, QML pays a monthly fee for development work performed by us and our subcontractors. The monthly fee is based on the employee and materials costs incurred during the month, which is subject to significant variability from period to period and unknown until the costs are incurred. Therefore, the monthly fee, which is based on use of hours and costs as a measure of progress, is included in the transaction price and recognized as revenue over time when the costs are incurred and the monthly fee is billed to QML. As we have the right to consideration from the customer in an amount that corresponds directly to the value to the customer of our performance completed to date, we recognize revenue in the amount to which we have the right to invoice. It is at this time that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. We also share any net profits resulting from performance of the development work with QML as determined pursuant to the Governing Agreement. Such profit-sharing payment(s) is deemed to be variable consideration using the expected value method and is included in the transaction price upon completion of the respective SOW deliverables, acceptance of corresponding deliverables, and the mutual agreement by both parties on the calculation of net profit, which is when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

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

Stockholders and Board of Directors

HTG Molecular Diagnostics, Inc.

Tucson, Arizona

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HTG Molecular Diagnostics, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, negative operating cash flows, and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for the Common Stock Purchase Agreement

As described in Note 14 to the consolidated financial statements, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC, pursuant to which the Company has the right to sell up to $20.0 million of shares of its common stock from time to time over the 36-month term of the purchase agreement. For each sale of common stock during the period of the agreement, the purchase price will be established by a formula based on the recent closing prices of the Company’s common stock leading up to the date of the sale. The Company determined that the right to sell shares under this agreement represents a freestanding put option.

We identified the accounting for the put option as a critical audit matter. The assessment of whether the instrument is indexed to the Company’s own equity and classified as equity or an instrument that is a derivative asset and adjusted to fair value at each reporting period is complex and requires significant judgments in the application of the relevant accounting standards. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skillsets and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•

Reviewing the purchase agreement and management’s technical accounting memo to assess the (i) appropriateness of management’s interpretation of the key terms of the agreement, and (ii) reasonableness of assumptions used by management to determine whether the instrument is indexed to the Company’s own equity or an instrument that is a derivative asset.

•

Utilizing personnel with specialized knowledge and skill in equity and derivative accounting to evaluate the appropriateness of management’s application of the relevant accounting guidance for the purchase agreement.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2014.

Los Angeles, California

March 25, 2021

HTG Molecular Diagnostics, Inc.

Consolidated Balance Sheets

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$22,397,812	$7,619,748
Short-term investments available-for-sale, at fair value	6,298,075	25,410,222
Restricted cash	—	3,270,247
Accounts receivable	1,588,767	3,164,176
Inventory, net of allowance of $26,052 at December 31, 2020 and $39,403 at December 31, 2019	1,492,126	1,269,667
Prepaid expenses and other	1,094,273	633,522
Total current assets	32,871,053	41,367,582

Operating lease right-of-use assets	1,009,097	1,209,145
Property and equipment, net	1,227,402	2,240,133
Other non-current assets	90,356	302,409
Total assets	$35,197,908	$45,119,269

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,348,762	$1,662,583
Accrued liabilities	1,459,878	1,870,296
Contract liabilities - current	185,083	426,014
NuvoGen obligation - current	512,729	1,152,233
Current portion of long-term debt, net	3,022,139	2,987,667
Operating lease liabilities - current	685,220	758,932
Other current liabilities	22,563	41,134
Total current liabilities	7,236,374	8,898,859
NuvoGen obligation - non-current, net of discount	4,479,396	4,498,777
Long-term debt, net of current portion and discount and debt issuance costs	8,568,308	6,871,545
Operating lease liabilities - non-current	368,682	636,340
Other non-current liabilities	60,488	244,114
Total liabilities	20,713,248	21,149,635
Commitments and Contingencies (Note 15)
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 23,770 shares authorized, issued and outstanding at December 31, 2020 and no shares authorized, issued or outstanding at December 31, 2019	24	—
Common stock, $0.001 par value; 26,666,667 shares authorized at December 31, 2020 and December 31, 2019, 5,199,997 shares issued and outstanding at December 31, 2020 and 3,872,682 shares issued and outstanding at December 31, 2019	5,200	3,873
Additional paid-in-capital	205,661,999	194,288,368
Accumulated other comprehensive income (loss)	5,298	(4,964)
Accumulated deficit	(191,187,861)	(170,317,643)
Total stockholders’ equity	14,484,660	23,969,634
Total liabilities and stockholders' equity	$35,197,908	$45,119,269

The accompanying notes are an integral part of these consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2020	2019
Revenue:
Product and product-related services	$7,890,854	$14,632,204
Collaborative development services	658,010	4,571,684
Total revenue	8,548,864	19,203,888

Operating expenses:
Cost of product and product-related services revenue	3,991,532	8,911,372
Selling, general and administrative	18,063,064	18,682,396
Research and development	6,079,907	10,570,225
Total operating expenses	28,134,503	38,163,993
Operating loss	(19,585,639)	(18,960,105)

Other income (expense):
Interest expense	(1,024,774)	(957,535)
Interest income	254,736	623,355
Other income	22,268	—
Loss on extinguishment of MidCap Credit Facility and QNAH Convertible Note	(522,394)	—
Total other expense	(1,270,164)	(334,180)
Net loss before income taxes	(20,855,803)	(19,294,285)
Provision for income taxes	(14,415)	(3,379)
Net loss	$(20,870,218)	$(19,297,664)
Net loss per share, basic and diluted	$(4.51)	$(7.60)
Shares used in computing net loss per share, basic and diluted	4,627,918	2,539,979

The accompanying notes are an integral part of these consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2020	2019
Net loss	$(20,870,218)	$(19,297,664)
Other comprehensive income (loss), net of tax effect:
Unrealized gain on short-term investments	9	2,299
Foreign currency translation adjustment	10,253	(3,810)
Total other comprehensive income (loss)	10,262	(1,511)
Comprehensive loss	$(20,859,956)	$(19,299,175)

The accompanying notes are an integral part of these consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2019	-	$-	1,905,696	$1,906	$172,113,588	$(3,453)	$(151,019,979)	$21,092,062
Exercise of stock options	—	—	3,617	4	120,950	—	—	120,954
Stock-based compensation expense	—	—	—	—	1,156,486	—	—	1,156,486
Release of restricted stock awards	—	—	5,431	5	76	—	—	81
Net share settlement of restricted stock award	—	—	(1,128)	(1)	(30,903)	—	—	(30,904)
Stock issued under stock purchase plans	—	—	5,830	6	171,184	—	—	171,190
Issuance of common stock from underwritten public and private offerings, net of underwriting discounts, commissions and issuance costs of approximately $1.7 million	—	—	1,953,236	1,953	20,756,987	—	—	20,758,940
Net loss	—	—	—	—	—	—	(19,297,664)	(19,297,664)
Unrealized gain on short-term investments	—	—	—	—	—	2,299	—	2,299
Foreign currency translation adjustment	—	—	—	—	—	(3,810)	—	(3,810)
Balance at December 31, 2019	-	$-	3,872,682	$3,873	$194,288,368	$(4,964)	$(170,317,643)	$23,969,634
Stock-based compensation expense	—	—	—	—	1,584,666	—	—	1,584,666
Release of restricted stock awards	—	—	7,911	8	111	—	—	119
Net share settlement of restricted stock award	—	—	(1,764)	(2)	(14,047)	—	—	(14,049)
Stock issued under stock purchase plans	—	—	6,286	6	62,156	—	—	62,162
Issuance of common stock from ATM offering, net of commissions and issuance costs of approximately $0.3 million	—	—	955,240	955	7,544,883	—	—	7,545,838
Issuance of Series A convertible preferred stock in private placement, net of issuance costs of approximately $37,000	10,170	10	—	—	562,945	—	—	562,955
Cancellation of common stock received in exchange for Series A convertible preferred stock	—	—	(274,000)	(274)	(2,424,626)	—	—	(2,424,900)
Issuance of Series A convertible preferred stock in exchange for outstanding common stock	41,100	41	—	—	2,424,859	—	—	2,424,900
Conversion of Series A convertible preferred stock for common stock	(27,500)	(27)	183,333	183	(156)	—	—	-
Shares issued, including stock compensation expense in connection with LP Purchase Agreement	—	—	238,658	239	1,181,844	—	—	1,182,083
Exercise of pre-funded warrants	—	—	211,784	212	31,556	—	—	31,768
Issuance of common stock warrants in connection with SVB Term Loan	—	—	—	—	420,000	—	—	420,000
Cash in lieu of fractional shares related to reverse stock split	—	—	(133)	—	(560)	—	—	(560)
Net loss	—	—	—	—	—	—	(20,870,218)	(20,870,218)
Unrealized gain on short-term investments	—	—	—	—	—	9	—	9
Foreign currency translation adjustment	—	—	—	—	—	10,253	—	10,253
Balance at December 31, 2020	23,770	$24	5,199,997	$5,200	$205,661,999	$5,298	(191,187,861)	$14,484,660

The accompanying notes are an integral part of these consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2020	2019
Operating activities
Net loss	$(20,870,218)	$(19,297,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,346,560	1,259,015
Accretion of discount on NuvoGen obligation	(12,936)	(13,821)
Provision for excess inventory	53,298	153,729
Write-off of Cowen ATM offering costs	—	108,883
Amortization of QNAH Convertible Note issuance costs	6,505	13,454
Amortization of MidCap Credit Facility discount and issuance costs	101,482	183,002
Amortization of SVB Term Loan discount and issuance costs	243,541	—
Stock-based compensation expense	1,584,785	1,156,567
Employee stock purchase plan expense	21,186	66,238
Non-cash operating lease expense	629,501	476,789
Accrued interest on available-for-sale securities investments	(72,503)	(325,666)
Stock compensation expense in connection with LP Purchase Agreement	205,538	—
Loss on extinguishment of Midcap Credit Facility and QNAH Convertible Note	522,394	—
Loss on abandonment and disposal of assets, net	105,063	9,051
Changes in operating assets and liabilities:
Accounts receivable	1,575,409	1,848,502
Inventory	(256,940)	(116,787)
Prepaid expenses and other	284,921	(177,307)
Deferred offering costs	140,320	—
Accounts payable	(23,801)	(155,974)
Accrued liabilities	(409,035)	(1,440,065)
Contract liabilities	(683,716)	188,507
Operating lease liabilities	(783,731)	(632,389)
Net cash used in operating activities	(16,292,377)	(16,695,936)
Investing activities
Purchase of property and equipment	(453,552)	(1,103,176)
Maturities of available-for-sale securities	31,650,000	32,200,000
Purchase of available-for-sale securities	(12,465,341)	(34,601,208)
Net cash provided by (used in) investing activities	18,731,107	(3,504,384)
Financing activities
Proceeds from issuance of SVB Term Loan	10,000,000	—
Payment of SVB Term Loan issuance costs	(115,193)	—
Payments for extinguishment of MidCap Credit Facility	(7,438,623)	—
Payments for extinguishment of QNAH Convertible Note	(3,000,000)	—
Proceeds from 2019 underwritten public and private offerings, net of underwriting discounts, commissions and costs of $1.7 million	—	20,758,940
Proceeds from ATM Offering, net of commissions and costs of $0.3 million	7,545,838	—
Proceeds from LP Purchase Agreement	976,545	—
Proceeds from PPP Loan	1,717,000	—
Proceeds from Series A convertible preferred stock in private placement	562,955	—
Payments on NuvoGen obligation	(645,949)	(1,327,922)
Proceeds from exercise of pre-funded warrants	31,768	—
Payments on financing leases	(41,134)	(44,043)
Proceeds from exercise of stock options	—	120,954
Taxes paid for net share settlement of restricted stock awards	(14,049)	(30,904)
Cash in Lieu of fractional shares related to reverse stock split	(560)	—
Proceeds from shares purchased under stock purchase plans	40,976	104,952
Payment of deferred offering costs	—	(190,173)
Payments on Insurance Note	(570,096)	—
Net cash provided by financing activities	9,049,478	19,391,804
Effect of exchange rates on cash	19,609	(4,336)
Increase (decrease) in cash, cash equivalents and restricted cash	11,507,817	(812,852)
Cash, cash equivalents and restricted cash at beginning of year	10,889,995	11,702,847
Cash, cash equivalents and restricted cash at end of year	$22,397,812	$10,889,995
Supplemental disclosure of noncash investing and financing activities
Issuance of Series A convertible preferred stock in exchange for outstanding common stock	$2,424,900	$-
Issuance of common stock upon conversion of Series A convertible preferred stock	1,622,500	—
Issuance of common stock warrants in connection with SVB Term Loan	420,000	—
Fixed asset purchases payable and accrued at period end	—	8,299
Adoption of ASC 842, Leases	—	694,352
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	447,987	1,005,085
Financing lease right-of-use assets obtained in exchange for financing lease liabilities	—	63,406
Carrying value of demonstration units transferred from property and equipment to inventory	18,817	—
Reclassification of contract liability to refund liability	281,722	—
Insurance Note issued for insurance premiums	735,195	—
Supplemental cash flow information
Cash paid for interest	$869,857	$686,042
Cash paid for taxes	17,514	3,379

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

The Company operates in one segment and its customers are located primarily in the United States and Europe. For the year ended December 31, 2020, approximately 35% of the Company’s revenue was generated from sales originated by customers located outside of the United States, compared with 34% for the year ended December 31, 2019.

Basis of Presentation

The consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In November 2020, the Company completed a reverse stock split of its outstanding shares of common stock pursuant to which every fifteen shares of issued and outstanding common stock were exchanged for one share of common stock. All share and per share amounts within the consolidated financial statements and notes thereto have been adjusted to reflect the reverse stock split for all periods and dates presented. See Note 14 for more information about the Company’s reverse stock split.

Principles of Consolidation

The Company formed a French subsidiary, HTG Molecular Diagnostics France SARL, in November 2018. The consolidated financial statements include the accounts of the Company and this wholly owned subsidiary after elimination of intercompany transactions and balances as of December 31, 2020 and 2019.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

COVID-19 Pandemic

The full impact of the COVID-19 pandemic continues to evolve as of the date of this report and management continues to actively monitor the potential impact of the global situation on its financial condition, liquidity, operations, suppliers, industry and workforce. Given the ongoing evolution of the COVID-19 pandemic, including resurgences in many areas of the world and the global responses to curb its spread, the Company is not able to fully estimate the effects of the COVID-19 pandemic on its results of operations, financial condition or liquidity.

The Company experienced a significant slowing of product and product-related services revenue generation beginning in March 2020 and believes that while it has seen some recovery in the later part of 2020, this impact will continue to be seen at some level at least through the first half of 2021. The extent of this impact varied from customer to customer depending upon how they have been directly or indirectly impacted by local stay-at-home orders and other social distancing measures, prioritization by those customers as the immediate impacts of the pandemic have passed, and the workforce and supplier impacts that each customer has experienced during the pandemic. The Company has experienced very limited delays in its development efforts because of stay-at-home orders despite its efforts to prioritize the safety of its employees during this pandemic. The Company believes the COVID-19 pandemic will continue to impact its productivity, supply chains, distribution networks and other areas of its operation as ongoing concerns regarding the pandemic continue to disrupt the Company’s business and the businesses of its vendors, partners and customers and as shipping and manufacturing resources are prioritized throughout the world to fight the continued spread of the pandemic.

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID‑19 pandemic. On April 21, 2020, the Company received proceeds from a loan in the amount of $1.7 million from Silicon Valley Bank (“SVB”), as lender, pursuant to the Paycheck Protection Program (“PPP”) of the CARES Act (the “PPP Loan”) (see Note 8). The CARES Act also addressed a number of tax-related matters for consideration in preparation of the Company’s 2020 income tax returns (see Note 16). The Company does not expect that these provisions will have a significant impact on its consolidated financial statements.

In December 2020, the Consolidated Appropriations Act (the “Appropriations Act”) was signed into law to further address the ongoing impacts of the COVID-19 pandemic. The Appropriations Act introduced several additional potential credits and benefits for employers to consider including, but not limited to, the ability for employers who have previously obtained a PPP Loan to potentially also qualify for the Employee Retention Credit, initially created as part of the CARES Act. The Company expects to qualify for benefits available to it under the Appropriations Act for the year ended December 31, 2020 and will continue to seek out these benefits in future periods as appropriate.

While there remains uncertainty as to the ultimate impact of the COVID-19 pandemic, the Company has considered the known impacts on its business as of the date these consolidated financial statements were issued and has reflected any known or expected impacts in its consolidated financial statements, including consideration of potential impairment risks to its long-lived assets, potential accounts receivable collection risks and potential impacts to its overall liquidity position.

Going Concern and Liquidity

Management has assessed the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of the assets and satisfaction of liabilities in the normal course of business. However, the Company has had recurring operating losses and negative operating cash flows since its inception and has an accumulated deficit of $191.2 million as of December 31, 2020. As of December 31, 2020, the Company had working capital of $25.6 million and long-term liabilities of $13.5 million. The Company’s liability balances consist primarily of its debt obligations, including an asset-secured Loan and Security Agreement (the “Loan Agreement”) with SVB, the PPP Loan, and a commercial financing agreement extending the payment period related to its director and officer insurance policy (the “Insurance Note”) (see Note 8), as well as an obligation to NuvoGen Research, LLC (the “NuvoGen obligation”) (see Note 10). While the Company believes that its existing resources may be sufficient to fund its planned operations and expenditures for at least the next 12 months from issuance of these consolidated financial statements, potential changing circumstances, including COVID-19 uncertainties, may result in the depletion of its capital resources more rapidly than it currently anticipates, resulting in the Company not having adequate resources to fund its planned operations and expenditures for at least the next 12 months and to comply with the SVB financial covenant. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

The Company will need to raise additional capital to fund its operations and service its long-term debt obligations until its revenue reaches a level sufficient to provide for self-sustaining cash flows. There can be no assurance that additional capital will be available on acceptable terms, or at all, or that the Company’s revenue will reach a level sufficient to provide for self-sustaining cash flows. In addition, the Company must comply with a financial covenant within the Loan Agreement requiring the Company to maintain unrestricted cash of not less than the greater of (i) $12.5 million and (ii) an amount equal to six times the amount of the Company’s average monthly Cash Burn (as defined in the Loan Agreement) over the trailing three months. If sufficient additional capital is not available as and when needed, the Company may have to delay, scale back or discontinue one or more product development programs, curtail its commercialization activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that the Company otherwise would have sought to develop or commercialize independently, cease operations altogether, pursue a sale of the Company at a price that may result in a significant loss on investment for its stockholders, file for bankruptcy or seek other protection from creditors, or liquidate all assets. In addition, if the Company defaults under the Loan Agreement, SVB could accelerate the payment of the SVB Term Loan (see Note 8) and ultimately foreclose on its assets.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company’s significant estimates include revenue recognition, stock-based compensation expense, bonus accrual, income tax valuation allowances and reserves, recovery of long‑lived assets, lease liability, inventory obsolescence and valuation of inventory, accounts receivable and available-for-sale securities. Actual results could materially differ from those estimates, especially in light of the significant uncertainty that remains as to the full impact of the COVID-19 pandemic on the Company’s operations, as well as those of its workforce, supply chains, distribution networks and those of its customers.

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

Investments in Available-for-Sale Securities

The Company classifies its debt securities as available-for-sale, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive loss, net of tax. Investments in securities with maturities of less than one year, or where management’s intent is to use the investments to fund current operations, or to make them available for current operations, are classified as short-term investments. Realized gains, realized losses and declines in value of securities judged to be other-than-temporary, are included in other income (expense) within the consolidated statements of operations. The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Interest earned on securities is also included in other income (expense) within the consolidated statements of operations.

The Company recognizes other-than-temporary impairment (“OTTI”) of a debt security for which there has been a decline in fair value below amortized cost if (i) management intends to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost basis of the security. The amount by which amortized cost exceeds the fair value of a debt security that is considered to have OTTI is separated into a component representing the credit loss, which is recognized in earnings, and a component related to all other factors, which is recognized in other comprehensive income (loss). The measurement of the credit loss component is equal to the difference between the debt security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. If the Company intends to sell the security, or if it is more likely than not it will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the amortized cost basis and fair value of the security.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,
	2020	2019
Cash and cash equivalents	$22,397,812	$7,619,748
Restricted cash	—	3,270,247
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$22,397,812	$10,889,995

In October 2017, the Company received $3.0 million in gross proceeds from, and issued a subordinated convertible promissory note (the “QNAH Convertible Note”) in that principal amount to, QIAGEN North American Holdings, Inc. (“QNAH”). Amounts included in restricted cash as of December 31, 2019 represented those required to be set aside in escrow under the terms of the MidCap Credit and Security Agreement (Term Loan) (the “MidCap Term Loan”) (see Note 8) to collateralize the payment that would have been due upon maturity of the QNAH Convertible Note (see Note 8). The balance of restricted cash was released to the Company in June 2020 in conjunction with the extinguishment of the QNAH Convertible Note with proceeds from the SVB Term Loan (see Note 8).

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

The NuvoGen obligation relates to an asset purchase transaction with a then-common stockholder of the Company (see Note 10). As of December 31, 2020, the estimated aggregate fair value of the NuvoGen obligation is approximately $4.7 million, determined using a Monte Carlo simulation with key assumptions including future revenue, volatility, discount and risk-free rates.

Inventory, net

Inventory, consisting of raw materials, work in process and finished goods, is stated at the lower of cost (first-in, first-out) or net realizable value. Cost is determined using a standard cost system, whereby the standard costs are updated periodically to reflect current costs. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion and disposal. The Company reserves or writes down its inventory for estimated obsolescence or inventory in excess of reasonably expected near term sales or unmarketable inventory, in an amount equal to the difference between the cost of inventory and the estimated market value, based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. Inventory impairment charges establish a new cost basis for inventory and charges are not reversed subsequently to income, even if circumstances later suggest that increased carrying amounts are recoverable.

Equipment that is under evaluation for purchase remains in inventory as the Company maintains title to the equipment throughout the evaluation period. The period of time customers use to evaluate the Company’s equipment generally ranges from 90 to 180 days, and in certain circumstances the evaluation period may need to be extended beyond that period. However, in no case will the evaluation period exceed one year. If the customer has not purchased the equipment or entered into a reagent rental agreement with the Company after evaluating the product for one year, the equipment is returned to the Company or the customer is allowed to continue use of the equipment, in which case the equipment is written off to selling, general and administrative expense in the consolidated statements of operations. HTG EdgeSeq instruments at customer locations under evaluation agreements are included in finished goods inventory. Finished goods inventory under evaluation as of December 31, 2020 was $50,855 compared with $79,338 as of December 31, 2019.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flow, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Although the Company has accumulated losses since inception, the Company believes the future cash flows will be sufficient to exceed the carrying value of the Company’s long-lived assets. There were no impairments of long-lived assets during the years ended December 31, 2020 and 2019.

Leases

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

In calculating the right-of-use asset and lease liability, the Company elects to combine lease and non-lease components for all classes of assets currently under lease, including facilities and computer equipment. The Company excludes short-term leases having initial terms of 12 months or less as an accounting policy election and recognizes rent expense on short-term leases on a straight-line basis over the lease term for these leases.

Debt Issuance Costs and Debt Discounts

Costs incurred to issue non-revolving debt instruments are recognized as a reduction to the related debt balance in the consolidated balance sheets and amortized to interest expense over the contractual term of the related debt using the effective interest method. Costs incurred to issue the MidCap Credit and Security Agreement (Revolving Loan) (the “MidCap Revolving Loan”) were deferred as an asset in the consolidated balance sheets and amortized on a straight-line basis to interest expense over the term of the revolving commitment until extinguishment of the MidCap Credit and Security Agreement in June 2020 (see Note 8).

Deferred Offering Costs

Deferred offering costs represent legal and other direct costs related to planned future stock offering transactions that will be charged to stockholders’ equity upon completion of the proposed stock offering. Should the proposed stock offering prove to be unsuccessful, these deferred costs, as well as any additional expenses to be incurred, will be charged to operating expense in the consolidated statements of operations. There were no deferred offering costs for the year ended December 31, 2020. Deferred offering costs of $0.1 million included as non-current assets in the consolidated balance sheet as of December 31, 2019, represented legal costs incurred by the Company in contemplation of the issuance of additional shares in a future financing transaction. In January 2020, these deferred offering costs were recorded to additional paid in capital, as an offset to proceeds received from the ATM Offering (see Note 14).

Contract Liabilities

Contract liabilities represent cash receipts for products or services to be delivered in future periods, including up-front fees received relating to custom RUO assay design and collaborative development services. When products or services are delivered to customers, contract liabilities are recognized as earned. Up-front fees received for custom RUO assay design or collaborative development services are recognized over time based on the costs incurred to date compared with total expected costs as design or development procedures are completed and outputs are produced.

Revenue Recognition

The Company accounts for its revenue in accordance with FASB, ASC 606, Revenue from Contracts with Customers (“ASC 606”) and ASC 808, Collaborative Arrangements (“ASC 808”).

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

Product Warranty

The Company generally provides a one-year warranty on its HTG EdgeSeq platform covering the performance of system hardware and software in conformance with customer specifications under normal use and protecting against defects in materials and workmanship. The Company may, at its option, replace, repair or exchange products covered under valid warranty claims. A provision for estimated warranty costs is recognized at the time of sale, through cost of product and product-related services revenue, based upon recent historical experience and other relevant information as it becomes available. The Company continuously assesses the adequacy of its product warranty accrual by reviewing actual claims and adjusts the provision as needed. Warranty accrual is included in accrued liabilities in the consolidated balance sheets.

Research and Development Expenses

Research and development expenses represent costs incurred internally for and externally in support of research and development activities. These costs include those generated through research and development efforts for the improvement and expansion of the Company’s proprietary technology and product offerings as well as those related to third-party collaborative development agreements, for which related revenue is included in collaborative development services revenue in the consolidated statements of operations. See Note 9 for further discussion of the development costs associated with collaborative development services agreements included in research and development expense in the consolidated statements of operations.

Stock-based Compensation

The Company incurs stock-based compensation expense relating to grants of restricted stock units (“RSUs”) and stock options to employees, consultants and non-employee directors under its equity incentive plans, and stock purchase rights granted under its Employee Stock Purchase Plan (“ESPP”).

The Company recognizes expense for stock-based awards based on the fair value of awards on the date of grant. The fair value of RSUs is based on the quoted market price of the Company’s common stock on the date of grant. The fair value of ESPP rights and stock options granted pursuant to the Company’s equity incentive plans is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value utilizing the Black-Scholes option pricing model is affected by the fair value of the Company’s stock price and several assumptions, including volatility, expected term, risk-free interest rate, and dividend yield. Generally, these assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. The Company accounts for forfeitures as they occur.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts and tax base of assets and liabilities using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established against net deferred tax assets for the uncertainty it presents of our ability to use the net deferred tax assets, in this case, primarily carryforwards of net operating tax losses and research and development tax credits. In assessing the realizability of net deferred tax assets we have assessed the likelihood that net deferred tax assets will be recovered from future taxable income, and to the extent that it is “more likely than not” that the assets will not be recovered or there is an insufficient history of operating profits, a valuation allowance is established. We record the valuation allowance in the period we determine that it is more likely than not that net deferred tax assets will not be realized. For the years ended December 31, 2020 and 2019, we have provided a full valuation allowance for all net deferred tax assets due to their current realization being considered remote in the near term. Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement.

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

Adjustments resulting from translating foreign functional currency financial statements of the Company’s wholly owned subsidiary into U.S. Dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive loss in the consolidated statements of changes in stockholder’s equity.

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

The Company’s top customer accounted for 11% of revenue for the year ended December 31, 2020, compared with the top three customers which accounted for 24%, 22% and 19% for the year ended December 31, 2019. The largest two customers accounted for approximately 9% each of the Company’s net accounts receivable as of December 31, 2020. The largest two customers accounted for approximately 29% and 25% of the Company’s net accounts receivable at December 31, 2019.

Two vendors accounted for 21% and 20% of the Company’s accounts payable as of December 31, 2020 primarily related to commercial operations and inventory purchases compared with one vendor who accounted for 36% and two vendors who accounted for 10% each of the Company’s accounts payable at December 31, 2019.

The Company currently relies on a single supplier to manufacture a subcomponent used in its HTG EdgeSeq instruments. A loss of this supplier could significantly delay the delivery of products, which in turn would materially affect the Company’s ability to generate revenue.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement against or hierarchy associated with Level 1, 2 and 3 fair value measurements. The standard was effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, with early adoption permitted, including adoption in an interim period. The Company’s adoption of this standard on January 1, 2020 did not have a material impact on its consolidated financial statements or related footnote disclosures.

In November 2018, the FASB issued ASU No. 2018-18, which amended ASC 808, Collaborative Arrangements (“ASC 808”), and ASC 606 to require that transactions in collaborative arrangements be accounted for under ASC 606 if the counterparty is a customer for a good or service (or bundle of goods and services) that is a distinct unit of account. The amendments also preclude entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. The standard was effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019 with early adoption permitted. The Company’s adoption of this standard on January 1, 2020 did not have an effect on its consolidated financial statements as it did not change the way collaborative development services and the related costs of these services are reported.

Recent Accounting Pronouncements

The following are recent FASB ASUs that had not been adopted by the Company as of December 31, 2020:

In October 2020, the FASB issued ASC Update No. 2020-10, Codification Improvements (“Update No. 2020-10”), which amends a variety of topics in the FASB Accounting Standards Codification (the “Codification”) in order to improve the consistency of the Codification and the application thereof, while leaving GAAP unchanged. Update No. 2020-10 is effective for annual periods beginning after December 15, 2020, for public business entities. We plan to adopt Update No. 2020-10 in the first quarter of 2021 and expect it will have an immaterial impact on our financial position and results of operations.

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and also simplifies the diluted earnings per share calculation in certain areas. The standard is effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years and interim periods within those fiscal years, beginning after December 15, 2021. For all other entities, the standard will be effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, and adoption must be as of the beginning of the Company’s annual fiscal year. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects of the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. The Company does not expect the adoption of the new guidance under the standard to materially affect its financial position or results of operations.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which was subsequently amended by ASU 2018-19 and ASU 2019-10, requires the measurement of expected credit losses for financial instruments carried at amortized cost held at the reporting date based on historical experience, current conditions and reasonable forecasts. The updated guidance also amends the current other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2022 with early adoption permitted. The Company will continue to assess the possible impact of this standard, but currently does not expect the adoption of this standard will have a significant impact on its consolidated financial statements, given the high credit quality of the obligors to its available-for-sale debt securities and its limited history of bad debt expense relating to trade accounts receivable.

Note 3. Inventory

Inventory, net of allowance, consisted of the following as of the date indicated:

	December 31,
	2020	2019
Raw materials	$1,079,528	$872,947
Work in process	147,455	151,351
Finished goods	291,195	284,772
Total gross inventory	1,518,178	1,309,070
Less inventory allowance	$(26,052)	$(39,403)
	$1,492,126	$1,269,667

For the years ended December 31, 2020 and 2019, the Company recorded adjustments to the provision for excess inventory of $56,160 and $153,729, respectively. Adjustments in these periods to the allowance for estimated shrinkage, obsolescence and excess inventory have been included in cost of product and product-related services revenue in the consolidated statements of operations.

Note 4. Fair Value

Financial assets and liabilities measured at fair value are classified in their entirety in the fair value hierarchy, based on the lowest level input significant to the fair value measurement. The following table classifies the Company’s financial assets measured at fair value on a recurring basis at December 31, 2020 and 2019, respectively, in the fair value hierarchy:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$17,497,282	$—	$—	$17,497,282
Corporate debt securities	—	4,499,270	—	4,499,270
Investments available-for-sale at fair value
Corporate debt securities	—	6,298,075	—	6,298,075
Total	$17,497,282	$10,797,345	$—	$28,294,627

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$7,217,096	$—	$—	$7,217,096
Investments available-for-sale at fair value
U.S. Treasury securities	5,961,983	—	—	5,961,983
Corporate debt securities	—	19,448,239	—	19,448,239
Total	$13,179,079	$19,448,239	$—	$32,627,318

There were no other financial instruments subject to fair value measurement on a recurring basis. Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the years ended December 31, 2020 and 2019.

Level 1 instruments include investments in money market funds and U.S. Treasuries obligations. These instruments are valued using quoted market prices for identical unrestricted instruments in active markets. The Company defines active markets for debt instruments based on both the average daily trading volume and the number of days with trading activity. Level 2 instruments include corporate debt securities, including commercial paper. Valuations of Level 2 instruments can be verified to quoted prices, recent trading activity for identical or similar instruments, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. Consideration is given to the nature of the quotations (e.g. indicative or firm) and the relationship of recent market activity to the prices provided from alternative pricing sources.

Fair values of these assets are based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not adjust any of the valuations received from these third parties with respect to any of its Level 1 or 2 securities for either of the years ended December 31, 2020 or 2019 and did not have any Level 3 financial assets or liabilities during either of these periods.

Note 5. Available-for-Sale Securities

The Company’s portfolio of available-for-sale securities consists of high credit quality corporate debt securities as of December 31, 2020. The following is a summary of the Company’s available-for-sale securities at December 31, 2020 and 2019:

	December 31, 2020
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)

Corporate debt securities	6,298,075	—	—	6,298,075
Total available-for-sale securities	$6,298,075	$—	$—	$6,298,075

	December 31, 2019
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
U.S. Treasury securities	$5,962,224	$394	$(635)	$5,961,983
Corporate debt securities	19,448,239	—	-	19,448,239
Total available-for-sale securities	$25,410,463	$394	$(635)	$25,410,222

There were no gross unrealized losses relating to the Company’s available-for-sale securities investments as of December 31, 2020. The net adjustment to unrealized holding gains on short-term investments, net of tax in other comprehensive income totaled $9 and $2,299 for the years ended December 31, 2020 and 2019, respectively.

Contractual maturities of debt investment securities at December 31, 2020 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Under
	1 Year	1 to 2 Years	Total
Corporate debt securities	6,298,075	—	6,298,075
Total available-for-sale securities	$6,298,075	$—	$6,298,075

For debt securities, the Company determines whether it intends to sell or if it is more likely than not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. The Company conducts a regular assessment of its debt securities with unrealized losses to determine whether securities have other-than-temporary impairment considering, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, market conditions and whether the Company intends to sell or it is more likely than not that the Company will be required to sell the debt securities. As the Company did not have any unrealized losses as of December 31, 2020, there were no other-than-temporary impairments of its available-for-sale securities.

Note 6. Property and Equipment

Property and equipment, net consists of the following as of the dates indicated:

	December 31,
	2020	2019
Furniture & fixtures	$1,082,717	$1,089,371
Leasehold improvements	1,943,534	1,987,997
Equipment used in manufacturing	2,166,743	2,305,340
Equipment used in research & development	2,506,644	2,134,019
Equipment used in the field	208,005	182,762
Software	420,301	374,812
Property and equipment	8,327,944	8,074,301
Less: accumulated depreciation and amortization	(7,100,542)	(5,834,168)
	$1,227,402	$2,240,133

Depreciation and leasehold improvement amortization expense was $1.3 million for both of the years ended December 31, 2020 and 2019.

Note 7. Accrued Liabilities

Accrued liabilities consist of the following as of the dates indicated:

	December 31,
	2020	2019
Accrued employee bonuses	$436,799	$900,740
Payroll and employee benefit accruals	694,058	469,530
Accrued interest	61,676	245,350
Other accrued liabilities	267,345	254,676
	$1,459,878	$1,870,296

Note 8. Debt Obligations.

Current portion of long-term debt, net, consists of the following as of the dates indicated:

	December 31,
	2020	2019
Convertible note, net of debt issuance costs	$—	$2,987,667
SVB Term Loan payable	2,000,000	—
PPP Loan	857,040	—
Insurance Note Payable	165,099	—
	$3,022,139	$2,987,667

Long-term debt, net of current portion and discount and debt issuance costs, consisted of the following as of the dates indicated:

	December 31,
	2020	2019
MidCap Term Loan payable, net of discount and debt issuance costs	$—	$6,871,545
SVB Term Loan payable, net of discount and debt issuance costs	7,708,348	—
PPP Loan	859,960	—
	$8,568,308	$6,871,545

MidCap Credit Facility

On March 26, 2018 (the “MidCap Closing Date”), the Company entered into the MidCap Term Loan and MidCap Revolving Loan (together the “MidCap Credit Facility”) with MidCap Financial Trust, as agent. MidCap Financial Trust subsequently assigned its rights and obligations as agent to MidCap Funding IV Trust.

The MidCap Term Loan provided a secured term loan facility in an aggregate principal amount of up to $20.0 million. The Company borrowed the first advance of $7.0 million (“MidCap Tranche 1”) on the MidCap Closing Date, which was used to repay in full all outstanding amounts and fees due under the Company’s previous Loan and Security Agreement with a syndicate of two lending institutions, Oxford Finance LLC and SVB, as well as for ongoing working capital and general corporate purposes. MidCap Tranche 1 bore interest at a floating rate equal to 7.25% per annum, plus the greater of (i) 1.25% or (ii) the one-month LIBOR.

In February 2020, the MidCap Credit Facility was amended to, amongst other things, extend the interest-only payments on the term loan advances by an additional 11 months, with principal on each term loan advance payable in 25 equal monthly installments beginning March 1, 2021 until paid in full on March 1, 2023. The amendment also provided that if the Company achieved a stated revenue milestone for the 12-month period ending December 31, 2020, the interest-only period would be further extended by an additional four months, with principal on MidCap Tranche 1 then payable in 21 equal monthly installments beginning July 1, 2021. This amendment was accounted for as a modification for accounting purposes.

The MidCap Term Loan also required that the Company deliver subordination documents with respect to the QNAH Convertible Note, or that the QNAH Convertible Note otherwise be converted or prepaid, on or before June 30, 2018, and required the Company to deposit $3.3 million into an escrow account by July 15, 2018 if neither event occurred by such date. As neither event occurred prior to June 30, 2018, the Company deposited $3.3 million into an escrow account on July 11, 2018. The escrowed funds were released to the Company on June 25, 2020 in conjunction with the extinguishment of the QNAH Convertible Note with proceeds from the SVB Term Loan (see below).

Unamortized debt discount associated with the MidCap Term Loan of $443,455, resulting from fees and debt issuance costs, was recognized in the consolidated balance sheets as of December 31, 2019. Unamortized costs incurred in connection with the issuance of the Midcap Revolving Loan of $50,970 were presented in other non-current assets in the consolidated balance sheets as of December 31, 2019. There were no unamortized debt discount or revolving loan costs in the consolidated balance sheets as of December 31, 2020.

Amortization of the debt discount associated with the MidCap Term Loan was $93,719 and $166,904 for the years ended December 31, 2020 and 2019, respectively, and was included in interest expense in the consolidated statements of operations. Amortization of deferred MidCap Revolving Loan costs was $7,763 and $16,098 for the years ended December 31, 2020 and 2019, respectively, and is included in interest expense in the consolidated statements of operations.

QNAH Convertible Note

In October 2017, the Company issued a subordinated convertible promissory note to QNAH in the principal amount of $3.0 million against receipt of cash proceeds equal to such principal amount. The QNAH Convertible Note incurred simple interest at the rate of 3.0% per annum and matured on October 26, 2020. On June 25, 2020, in connection with the closing of the SVB Term Loan, the Company repaid in full the QNAH Convertible Note and accrued interest in the aggregate amount of $3.2 million.

Extinguishment of MidCap Credit Facility and QNAH Convertible Note upon SVB Term Loan Closing

On June 25, 2020, the Company repaid all principal and interest amounts outstanding under the MidCap Credit Facility in an aggregate amount equal to $7.5 million, including collateral agent legal fees and prepayment fees. The repayment was funded with net proceeds from the SVB Term Loan (see description of the SVB Term Loan below). As a result of the repayment, the Company recorded a loss on extinguishment of the MidCap Credit Facility and the QNAH Convertible Note of $0.5 million, including remaining unamortized discounts of $0.3 million and prepayment and other MidCap Credit Facility and QNAH Convertible Note lender fees and issuance costs in other expense in the consolidated statements of operations for the year ended December 31, 2020. All obligations under the MidCap Credit Facility and the QNAH Convertible Note were fulfilled upon extinguishment of the MidCap Credit Facility.

SVB Term Loan

On June 24, 2020 (the “Closing Date”), the Company entered into a Loan and Security Agreement, by and among the Company and SVB, as lender, which provides a secured term loan in the principal amount of $10.0 million (the “SVB Term Loan”).

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

The Loan Agreement contains customary affirmative covenants and customary negative covenants limiting the Company’s ability and the ability of the Company’s subsidiaries, if any, to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The Company must also comply with a financial covenant requiring the Company to maintain unrestricted cash at an account with SVB of not less than the greater of (i) $12.5 million and (ii) an amount equal to six times the amount of the Company’s average monthly Cash Burn (as defined in the Loan Agreement) over the trailing three months. While the Company is required to maintain this minimum cash balance, it is not legally restricted by the agreement from withdrawing funds.

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

In connection with the Loan Agreement, the Company granted to SVB a warrant to purchase up to 42,894 shares of the Company’s common stock at a purchase price of $11.6565 per share. The warrant will expire on June 24, 2030 and may be exercised for cash or at the election of the holder on a cashless, net exercise basis. The fair value of the warrant on the date of issuance was $0.4 million, determined using the Black-Scholes option-pricing model, and was recorded as a discount to the SVB Term Loan, with a corresponding credit to additional paid in capital since the warrant met the requirements to be classified in equity.

The Company included $1.1 million of debt discount associated with the SVB Term Loan, resulting from fees and debt issuance costs, inclusive of the fair value of warrants issued, in long-term debt, net in the consolidated balance sheets as of December 31, 2020. Amortization of the debt discount associated with the SVB Term Loan was $0.2 million for the year ended December 31, 2020 and was included in interest expense in the consolidated statements of operations. The effective interest rate for the year ended December 31, 2020 was 11.11%.

The remaining principal repayments due under the SVB Term Loan as of December 31, 2020 are as follows for each fiscal year:

2021	$2,000,000
2022	4,000,000
2023	4,000,000
Total SVB Term Loan payments	10,000,000
Less discount and deferred financing costs	(1,091,652)
Plus final fee premium	800,000
Total SVB Term Loan, net	$9,708,348

Paycheck Protection Program Loan

On April 21, 2020, the Company received proceeds from a loan in the amount of $1.7 million from SVB, as lender, pursuant to the Paycheck Protection Program of the CARES Act. The PPP Loan is evidenced by a promissory note (the “Note”), which contains customary events of default relating to, among other things, payment defaults and breaches of representations, warranties or terms of the PPP Loan documents.

The PPP Loan matures on April 21, 2022 and bears interest at an annual rate of 1%. Beginning on September 21, 2021, the Company is required to make eight equal monthly payments of principal and interest. The PPP Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The proceeds from the PPP Loan may only be used for payroll costs (including benefits), rent and utility obligations, and interest on certain of the Company’s other debt obligations.

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

Insurance Note

On April 27, 2020, the Company entered into the Insurance Note to extend the payment period related to its director and officer insurance policy. The Insurance Note required a down payment to be made upon signing the agreement equal to $0.2 million. The unpaid premium balance of $0.7 million was financed at an annual rate of 3.61%. The Insurance Note is being repaid in nine equal monthly payments of principal and interest beginning on June 6, 2020. The Insurance Note contains customary events of default relating to, among other things, payment defaults and breaches of representations, warranties or terms of the Insurance Note documents. The Insurance Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

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

Product and Product-related Services Revenue

The Company had product and product-related services revenue consisting of revenue from the sale of instruments and consumables and the use of the HTG EdgeSeq proprietary technology to process samples and design custom RUO assays for the years ended December 31, 2020 and 2019 as follows:

	Years Ended December 31,
	2020	2019
Product revenue:
Instrument	$869,035	$1,436,730
Consumables	3,030,612	3,010,094
Total product revenue	3,899,647	4,446,824
Product-related services revenue:
Custom RUO assay design	1,393,316	4,498,088
RUO sample processing	2,597,891	5,687,292
Total product-related services revenue	3,991,207	10,185,380
Total product and product-related services revenue	$7,890,854	$14,632,204

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

Shipping and handling fees charged to the Company’s customers for instruments and consumables shipped are included in the consolidated statements of operations as part of product and product-related services revenue. Shipping and handling costs for sold products shipped to the Company’s customers are included in the consolidated statements of operations as part of cost of product and product-related services revenue.

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

The Company did not recognize any custom RUO assay design revenue from performance obligations that were satisfied in previous periods during the year ended December 31, 2020 compared with $41,137 for the year ended December 31, 2019.

Collaborative Development Services Revenue

The Company enters into collaborative development services agreements with biopharmaceutical companies for the development of NGS-based companion diagnostic assays in support of and in conjunction with, biopharmaceutical companies’ drug development programs. These collaborative development services agreements may generate upfront fees, and in some cases subsequent milestone payments that may be earned upon completion of certain product development milestones or activities. The Company follows ASC 606 and ASC 808 to determine the appropriate recognition of revenue under its collaborative research, development and commercialization agreements. Collaborative development services revenue related to these contracts for the years ended December 31, 2020 and 2019 was generated through statements of work entered into under the Governing Agreement with QIAGEN Manchester Limited (“QML”) as discussed below.

	Years Ended December 31,
	2020	2019
Collaborative development services	$658,010	$4,571,684

Master Assay Development, Commercialization and Manufacturing Agreement

In November 2016, the Company entered into a Master Assay Development, Commercialization and Manufacturing Agreement with QML (the “Governing Agreement”). The Governing Agreement created the framework for QML and the Company to combine their technological and commercial strengths to offer biopharmaceutical companies a complete NGS-based solution for the development, manufacture and commercialization of companion diagnostic assays. Under the Governing Agreement, the parties jointly sought companion diagnostic programs with biopharmaceutical companies, with QML entering into sponsor project agreements with interested biopharmaceutical companies for specified projects, and QML and the Company entering into statements of work which set forth the rights and obligations of QML and the Company with respect to each project. In November 2019, the Company elected to terminate the Governing Agreement with QML. The Company’s termination of the Governing Agreement did not terminate active statements of work under the Governing Agreement, namely SOW Two and SOW Three (each defined below).

The Company has determined that SOW Two and SOW Three are collaborative arrangements and that QML meets the definition of a customer under ASC 606. Additionally, each SOW is a separate contract with a single performance obligation to provide development services. Under each SOW, QML pays the Company a monthly fee for development work performed by the Company and its subcontractors (collectively, the “Monthly Fee”). The Monthly Fee is based on the employee and materials costs incurred during the month, which is subject to significant variability from period to period and unknown until the costs are incurred. Therefore, the Monthly Fee, which is based on use of hours and costs as a measure of progress, is included in the transaction price and recognized as revenue over time when the costs are incurred, and the Monthly Fee is billed to QML. It is at this time that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company and QML also share any net profits resulting from performance of the development work as determined pursuant to the Governing Agreement. Such profit-sharing payment(s) are deemed to be variable consideration using the expected value method and are included in the transaction price upon completion of the respective SOW deliverables, acceptance of corresponding deliverables, and the mutual agreement by QML and the Company on the calculation of net profit, which is when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

Because each SOW has an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations for each SOW.

Statement of Work No. Two

In October 2017, the Company and QML entered into the second statement of work under the Governing Agreement (“SOW Two”), which was made effective as of June 2, 2017 (“Onset Date”). The Company and QML amended SOW Two twice in August 2018 and two additional times in September 2018 and February 2019.

The initial-phase investigational-use-only (“IUO”) development activities under SOW Two and the first three amendments related to next phases, which included the use of the IUO assay developed in the initial-phase in a retrospective clinical trial and in additional disease indications were completed prior to 2020. Development activities agreed upon in the fourth amendment of SOW Two were completed in the fourth quarter of 2020. As of December 31, 2020, there are no additional agreed upon development activities to be completed under SOW Two.

Revenue of $0.7 million, inclusive of SOW Two Monthly Fees and $0.2 million of SOW Two profit-sharing payments has been included in collaborative development services revenue in the consolidated statements of operations for the year ended December 31, 2020. Revenue of $2.7 million, inclusive of SOW Two Monthly Fees and $0.7 million of SOW Two profit-sharing payments has been included in collaborative development services revenue in the consolidated statements of operations for the year ended December 31, 2019. Accounts receivable relating to SOW Two of $0.1 million and $0.2 million remained in the consolidated balance sheets as of December 31, 2020 and 2019, respectively. Costs relating to development activities conducted by the Company pursuant to SOW Two of $0.5 million have been included in research and development expense in the consolidated statements of operations for the year ended December 31, 2020, compared with $1.8 million for the year ended December 31, 2019.

Statement of Work No. Three

In January 2018, the Company and QML entered into a third statement of work under the Governing Agreement (“SOW Three”) and amended SOW Three in September 2018. Initial assay development activities under SOW Three were completed prior to 2020 and development procedures contemplated in the first amendment to SOW Three have remained on hold throughout 2020, pending customer decision as to whether to proceed with next phase contract activities.

There was no revenue recognized, or development costs incurred relating to SOW Three for the year ended December 31, 2020. Revenue of $1.9 million, inclusive of SOW Three Monthly Fees and $0.7 million of SOW Three profit-sharing payments has been included in collaborative development services revenue in the consolidated statements of operations for the year ended December 31, 2019. Accounts receivable relating to SOW Three of $0.8 million remained in the consolidated balance sheets as of December 31, 2019. Costs relating to development activities conducted by the Company pursuant to SOW Three of $1.0 million have been included in research and development expense in the consolidated statements of operations for the year ended December 31, 2019.

Contract Liabilities

The Company receives up-front payments from customers for custom RUO assay design and sample processing services. In addition, payments for instrument extended warranty contracts are required to be made in advance. The Company recognizes such up-front payments as contract liabilities. The contract liabilities are subsequently reduced at the point in time that the data files are delivered for sample processing services or as the Company satisfies its performance obligations over time for RUO assay design and extended warranty services. Contract liabilities of $0.2 million and $0.6 million were included in contract liabilities – current and other non-current liabilities in the consolidated balance sheets as of December 31, 2020 and 2019, respectively.

Changes in the Company’s contract liabilities were as follows as of the dates indicated:

	Product Revenue	Custom RUO Assay Design	Sample Processing	Total Contract Liability
Balance at January 1, 2020	$95,148	$66,216	$438,090	$599,454
Deferral of revenue	500,045	566,733	124,404	1,191,182
Recognition of deferred revenue	(491,613)	(632,949)	(186,888)	(1,311,450)
Transfer to refund liability	—	—	(281,722)	(281,722)
Balance at December 31, 2020	$103,580	$—	$93,884	$197,464

	Product Revenue	Custom RUO Assay Design	Sample Processing	Total Contract Liability
Balance at January 1, 2019	$116,547	$50,000	$244,400	$410,947
Deferral of revenue	218,802	972,267	529,913	1,720,982
Recognition of deferred revenue	(240,201)	(956,051)	(336,223)	(1,532,475)
Balance at December 31, 2019	$95,148	$66,216	$438,090	$599,454

Note 10. Other Agreements

NuvoGen Obligation

The Company entered into an asset purchase agreement in 2001, as amended, with NuvoGen Research, LLC (“NuvoGen”) to acquire certain intellectual property from NuvoGen. The Company accounted for the transaction as an asset acquisition. However, as the intellectual property was determined to not have an alternative future use, the upfront consideration was expensed. In exchange for the intellectual property, the Company agreed to pay total aggregate cash compensation to NuvoGen under the agreement of $15.0 million. Certain terms of the agreement were amended in November 2003, September 2004, November 2012 and February 2014.

Pursuant to the latest amendment to the agreement, the Company is obligated to pay the greater of $0.4 million or 6% of annual revenue until the obligation is paid in full. The Company paid yearly fixed fees, in quarterly installments, to NuvoGen of $0.4 million as well as revenue-based payments of $0.2 million and $0.9 million during the years ended December 31, 2020 and 2019, respectively, for the amount by which 6% of revenue exceeded the applicable fixed fee. Beginning on January 1, 2019 and continuing until the remaining obligation has been paid in full, interest on the remaining unpaid obligation is being accrued and will compound annually at a rate of 2.5% per year. Accrued interest related to this obligation is payable on the date that the remaining obligation is paid in full.

Minimum payments to be made in 2021 include $54,777 of revenue-based payments payable as of December 31, 2020 and an estimate of additional revenue-based payments to be made throughout the remainder of 2021 relating to revenue generated in the first, second and third quarters of 2021 using actual revenue generated in the same quarters in 2020. Minimum payments for the remaining years include only the minimum payments for each year. Actual payments could be significantly more than provided in the table, to the extent that 6% of the Company’s annual revenue in those years exceeds $0.4 million:

2021	$512,729
2022	400,000
2023	400,000
2024	400,000
2025	400,000
2025 and beyond	2,800,021
Total NuvoGen obligation payments	4,912,750
Plus interest accretion	79,376
Total NuvoGen obligation, net	$4,992,126

The Company has recorded the obligation at the estimated present value of the future payments using a discount rate of 2.5%, which represents the Company’s estimate of its effective borrowing rate for similar obligations. The unamortized interest accretion was $(79,376) and $(92,311) at December 31, 2020 and 2019, respectively. Discount accreted during the years ended December 31, 2020 and 2019 was $(12,935), and $(13,821), respectively.

Note 11. Leases

Operating Leases

The Company leases office space and equipment under agreements classified as operating leases that expire on various dates through 2023. The Company’s most significant active leases as of December 31, 2020 are for office and manufacturing space in Tucson, Arizona and a development laboratory space in San Carlos, California.

The Company amended its Tucson facility leases in December 2020 to extend the terms for one year, through January 31, 2022. The lease extension, treated as a lease modification for accounting purposes, allows for an additional extension of three years upon the same terms and conditions of the existing amended lease agreements, except that the lease rates would be adjusted to reflect lease rates applicable to like-kind buildings within the market at the time that the Company elects to exercise the extension option, but in no event less than the last applicable rental rate.

The Company’s leases do not include any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses. Renewal options have not been included in the calculation of the Company’s lease liabilities and right-of-use assets as of December 31, 2020, as the Company is not reasonably certain to exercise the options. Annual rent increases are included in the calculation of the operating lease right-of-use assets. Variable expenses generally represent the Company’s share of the landlord’s operating expenses and are recorded when incurred. Incremental borrowing rates used to discount future lease payments in calculating lease liabilities were estimated by reference to the rates for similar length secured lines of credit to the Company’s lease agreements provided by the Company’s lenders at the time that the lease liabilities were recorded, as these rates represented the cost of borrowing for secured loans of similar duration. The Company does not have any operating lease arrangements where it acts as a lessor.

The components of lease cost for operating leases were as follows:

	Years Ended December 31,
	2020	2019
Operating leases
Operating lease cost	$752,413	$618,463
Variable lease cost	125,792	131,387
Operating lease expense	878,205	749,850
Short-term lease rent expense	—	1,497
Total rent expense	$878,205	$751,347

The table below summarizes other information related to the Company’s operating leases:

	Years Ended December 31,
	2020	2019
Cash paid for amounts included in measurement of operating lease liabilities	$883,252	$770,658
Establishment of operating lease liabilities arising from obtaining right-of-use assets	$515,409	$2,038,193
Weighted-average remaining lease term – operating leases	1.7	2.3
Weighted-average discount rate – operating leases	8.0%	9.6%

As of December 31, 2020, remaining maturities of the Company’s operating leases, excluding short-term leases, are as follows:

2021	$746,724
2022	319,678
2023	70,848
Total	1,137,250
Less present value discount	(83,348)
Total operating lease liabilities	1,053,902
Less operating lease liabilities - current	(685,220)
Non-current operating lease liabilities - non-current	$368,682

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

	Years Ended December 31,
	2020	2019
Financing leases
Amortization of right-of-use assets	$42,826	$46,255
Interest on lease liability	8,938	6,859
Total financing lease cost	$51,764	$53,114

The table below summarizes other information related to the Company’s financing leases:

	Years Ended December 31,
	2020	2019
Weighted-average remaining lease term – financing leases	3.4	3.7
Weighted-average discount rate – financing leases	9.77%	9.77%

As of December 31, 2020, remaining maturities of the Company’s financing leases are as follows:

2021	$28,355
2022	20,716
2023	18,396
2024	16,080
Total	83,547
Less present value discount	(12,873)
Financing lease liabilities, net	$70,674

As of December 31, 2020, the Company had financing lease liabilities net of discount of $70,674, of which $22,563 was included in other current liabilities and $48,111 was included in other non-current liabilities, and financing right-of-use assets of $66,770, which were included in property and equipment, net, in the consolidated balance sheets.

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

In September 2019, in connection with the Securities Purchase Agreement (see Note 14), the Company issued and sold pre-funded warrants exercisable for an aggregate of 360,779 shares of common stock. The total exercise price of the pre-funded warrants is $9.75 per share, $9.60 of which was pre-funded and paid to the Company upon issuance of the pre-funded warrants. The remaining exercise price of the pre-funded warrants is $0.15 per share. The pre-funded warrants are exercisable by the holders at any time and do not expire. In March 2020, prefunded warrants representing 211,784 shares of the Company’s common stock were exercised for proceeds of $31,768. The remaining pre-funded warrants are immediately exercisable and do not expire. As the remaining shares underlying the pre-funded warrants are issuable for nominal consideration of $0.15 per share, 148,995 in common shares underlying the unexercised pre-funded warrants were considered outstanding for purposes of the calculation of loss per share as of December 31, 2020.

In connection with the SVB Term Loan (see Note 8), the Company granted SVB a warrant to purchase up to 42,894 shares of the Company’s common stock at a purchase price of $11.6565 per share. The warrant will expire on June 24, 2030 and may be exercised for cash or, at the election of the holder, on a cashless, net exercise basis.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for the periods presented:

	Years Ended December 31,
	2020	2019
Numerator:
Net loss	$(20,870,218)	$(19,297,664)
Denominator:
Weighted-average shares outstanding-basic and diluted *	4,627,918	2,539,979
Net loss per share, basic and diluted	$(4.51)	$(7.60)

*Reflects the retrospective adjustment related to the reverse stock split completed on November 20, 2020.

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Years Ended December 31,
	2020	2019
Options to purchase common stock	487,227	193,660
Series A Preferred	158,545	—
Common stock warrants	58,689	15,794
Restricted stock units	12,214	14,916
QNAH convertible note	—	53,357

Note 13. Warrants

In connection with certain of its redeemable convertible preferred stock issuances, debt agreements, convertible debt and other financing arrangements, the Company has issued warrants for shares of its common stock and various issues of its redeemable convertible preferred stock which have since been converted to common stock warrants.

In connection with the Securities Purchase Agreement (see Note 14), the Company issued and sold pre-funded warrants exercisable for an aggregate of 360,779 shares of common stock. The total exercise price of the pre-funded warrants is $9.75 per share, $9.60 of which was pre-funded and paid to the Company upon issuance of the pre-funded warrants. The remaining exercise price of the pre-funded warrants is $0.15 per share. The pre-funded warrants are exercisable by the holders at any time and do not expire. In March 2020, prefunded warrants representing 211,784 shares of the Company’s common stock were exercised for proceeds of $31,768. As of December 31, 2020, pre-funded warrants to purchase an aggregate of 148,995 shares of the Company’s common stock were outstanding.

In connection with the SVB Term Loan (see Note 8), the Company granted SVB a warrant to purchase up to 42,894 shares of the Company’s common stock at a purchase price of $11.6565 per share. The warrant will expire on June 24, 2030 and may be exercised for cash or, at the election of the holder, on a cashless, net exercise basis.

The following table shows the common stock warrants outstanding as of December 31, 2020:

Warrant Issuance Date	Shares of Common Stock Underlying Warrants	Exercise Price/Share	Expiration Date
August 2014	1,914	$352.65	2024
December 2014	9,651	210.00	2022
March 2016	3,021	41.40	2026
March 2018	1,208	115.95	2028
September 2019	148,995	0.15	N/A
June 2020	42,894	11.6565	2030

Note 14. Stockholders’ Equity

Public and Private Offerings

2019 Underwritten Public and Private Offerings

Public Offering

In September 2019, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), relating to the issuance and sale in a public offering of 1,953,236 shares of its common stock, including 254,770 shares sold pursuant to the full exercise of the underwriter’s option to purchase additional shares. The price to the public in the offering was $9.75 per share and the underwriter agreed to purchase the shares from the Company pursuant to the Underwriting Agreement at a price of $9.165 per share. The net proceeds to the Company were $17.7 million, after deducting the underwriting discounts and commissions and offering expenses.

The offering was made pursuant to the Company’s registration statement on Form S-3 (Registration Statement No. 333‑229045), previously filed with the Securities and Exchange Commission (“SEC”) and declared effective by the SEC on February 11, 2019, and a prospectus supplement and accompanying prospectus thereunder.

Securities Purchase Agreement

In September 2019, concurrent with the closing of the September 2019 underwritten public offering, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional accredited investors (the “Purchasers”), pursuant to which the Company sold to the Purchasers, in a private placement transaction, warrants to purchase up to an aggregate of 360,779 shares of its common stock (“Warrant Shares”), at a price of $9.60 per warrant (which $9.60 price relates to the pre-funded portion of the total $9.75 exercise price per share). Each pre-funded warrant has a remaining exercise price of $0.15 per share and became immediately exercisable upon issuance, subject to certain beneficial ownership limitations.

The exercise price of the pre-funded warrants will be subject to adjustment in the event of any stock dividends and splits, recapitalization, reorganization or similar transaction, as described in the pre-funded warrants. The pre-funded warrants are exercisable on a “cashless” basis in certain circumstances.

Cantor (the “Placement Agent”) acted as the sole placement agent in connection with the private placement of the warrants. Pursuant to a Placement Agency Agreement between the Company and the Placement Agent, the Company agreed to pay the Placement Agent a cash fee equal to 6% of the gross proceeds from the sale of the pre-funded warrants, and to provide reimbursement for certain out-of-pocket expenses. Upon closing, the Company received $3.1 million in net proceeds from the sale of the pre-funded warrants in the private placement, which does not include proceeds that may be received upon exercise of the pre-funded warrants, after deducting the Placement Agent fee and other expenses. In March 2020, 211,784 of the pre-funded warrants were exercised for additional proceeds of $31,768.

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

Approximately $81,000 of costs incurred in connection with the offering were capitalized as deferred offering costs in the Company’s consolidated balance sheets upon entry into this agreement in addition to the Form S-3 costs capitalized under a previous ATM offering that was never activated of which $45,000 were reimbursable by Cantor through reduction of commissions earned on shares sold under the Cantor Sales Agreement. The Company is not obligated to sell any shares under the Cantor Sales Agreement and pays Cantor a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, has reimbursed legal fees and disbursements and has provided Cantor with customary indemnification and contribution rights. The Cantor Sales Agreement may be terminated by Cantor or the Company at any time upon notice to the other party, or by Cantor at any time in certain circumstances, including the occurrence of a material and adverse change in the Company’s business or financial condition that makes it impractical or inadvisable to market the shares or to enforce contracts for the sale of the shares.

During the year ended December 31, 2020, the Company sold 955,240 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of $7.9 million. After deferred offering costs included as non-current assets in the consolidated balance sheets as of December 31, 2019 of $0.1 million and paying sales commissions owned in connection with the ATM Offering of $0.2 million, the Company’s aggregate net proceeds for the year ended December 31, 2020 were $7.5 million. There were no shares sold under the Cantor Sales Agreement through December 31, 2019. See Note 17 for further information regarding the ATM Offering.

Exchange and Private Placement

On February 25, 2020, the Company entered into an Exchange and Purchase Agreement (the “Exchange Agreement”) with certain accredited investors (the “Investors”) pursuant to which the Company agreed to (i) issue to the Investors an aggregate of 41,100 shares of its newly designated Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”), in exchange for the Investors surrendering to the Company for cancellation an aggregate of 274,000 shares of its common stock (the “Exchange”) and (ii) sell and issue to the Investors an aggregate of 10,170 shares of Series A Preferred for an aggregate purchase price of $0.6 million, or $59.00 per share (the “Private Placement”), both of which were completed prior to the end of February 2020.

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

Each share of Series A Preferred is convertible into 6.67 shares of the Company’s common stock, subject to proportional adjustment and beneficial ownership limitations. In June 2020, certain of the Investors elected to convert 27,500 shares of Series A Preferred to common stock in the aggregate, resulting in the issuance of 183,333 shares of the Company’s common stock. The remaining 23,770 Series A Preferred shares remain outstanding as of December 31, 2020.

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

LP Purchase Agreement

On March 24, 2020, the Company entered into a purchase agreement ("LP Purchase Agreement") with Lincoln Park Capital Fund, LLC ("Lincoln Park"), pursuant to which, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right to sell to Lincoln Park up to $20.0 million of shares of its common stock (“Purchase Shares”) from time to time over the 36-month term of the LP Purchase Agreement. The Company may sell up to 20,000 shares of its common stock to Lincoln Park in a regular purchase on any single business day that the closing price of its stock is not below $1.50. The minimum purchase amount per day must be equal to or greater than $150,000 to the extent the Company chooses to sell shares to Lincoln Park. This amount may be increased to up to 23,333 shares if the closing price of the Company’s common stock is not below $7.50 and to up to 26,666 shares if the closing price of the Company’s common stock is not below $11.25. In each case, the maximum amount of any single business day’s Purchase Shares may be increased up to 166,666 shares. The Company may direct Lincoln Park to purchase shares as often as every business day subject to the limitations outlined above. For each sale of common stock during the period of the agreement, the purchase price of the Purchase Shares will be established by a formula based on the recent closing prices of the Company’s common stock leading up to the date of sale. In addition to the regular purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sales price of the Company’s common stock exceeds certain threshold prices as set forth in the LP Purchase Agreement.

Under applicable rules of The Nasdaq Capital Market, in no event may the Company issue or sell to Lincoln Park under the LP Purchase Agreement shares of its common stock in excess of 19.99% of the shares of the Company’s common stock outstanding immediately prior to execution of the LP Purchase Agreement (the “Exchange Cap”), unless (i) the Company obtains stockholder approval to issue shares of its common stock in excess of the Exchange Cap or (ii) the average price of all applicable sales of its common stock to Lincoln Park under the LP Purchase Agreement equals or exceeds $5.2155, such that issuances and sales of the common stock to Lincoln Park under the purchase agreement would be exempt from the issuance limitation under applicable Nasdaq rules. The Company determined that the right to sell additional shares represents a freestanding put option under derivative accounting guidance, but has a fair value of zero, and therefore no additional accounting was required.

Lincoln Park has no right to require the Company to sell any shares of its common stock to Lincoln Park, but Lincoln Park is obligated to make purchases as directed by the Company, subject to the limitations outlined above. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the LP Purchase Agreement if doing so would result in Lincoln Park beneficially owning more than 9.99% of the Company’s common stock.

The Company issued Lincoln Park an aggregate of 41,026 shares of its common stock as consideration for their purchase commitment pursuant to the LP Purchase Agreement. During the year ended December 31, 2020, the Company sold 197,632 shares of common stock under the LP Purchase Agreement at a weighted average price of $4.94 per share for total gross proceeds of $1.0 million. Additional sales of shares of common stock to Lincoln Park under the LP Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, trading price of the Company’s common stock and determinations by the Company as to the appropriate sources of funding for the Company.

Common Stock

On November 20, 2020, the Company completed a reverse stock split of its outstanding shares of common stock pursuant to which every fifteen (15) shares of issued and outstanding common stock were exchanged for one share of its common stock. No fractional shares were issued in the reverse stock split. Instead, fractional shares that would have otherwise resulted from the stock split were purchased by us at the applicable percentage of $4.27 per share. All share and per share amounts included within these financial statements have been retrospectively adjusted to reflect the reverse stock split.

Pursuant to its amended and restated certificate of incorporation, the Company is authorized to issue 26,666,667 shares of common stock at a par value of $0.001 per share. Each share of common stock is entitled to one vote. The shares of common stock have no preemptive or conversion rights, no redemption or sinking fund provisions, no liability for further call or assessment, and are not entitled to cumulative voting rights.

Preferred Stock

Pursuant to its amended and restated certificate of incorporation, the Company has been authorized to issue 10,000,000 shares of preferred stock, each having a par value of $0.001. The preferred stock may be issued from time to time in one or more series with the authorization of the Company’s Board of Directors. The Board of Directors can determine voting power for each series issued, as well as designation, preferences, and relative, participating, optional or other rights and such qualifications, limitations or restrictions thereof.

Stock-based Compensation

The Company incurs stock-based compensation expense relating to the grants of RSUs and stock options to employees, non-employee directors and consultants under its equity incentive plans and through stock purchase rights granted under the ESPP.

Equity Incentive Plans

The Company initially established the 2001 Stock Option Plan (the “2001 Plan”), which included incentive and nonqualified stock options and restricted stock to be granted to directors, officers, employees, consultants and others. The 2001 Plan terminated, and no further awards were granted under the 2001 Plan upon the effective date of the Company’s 2011 Equity Incentive Plan (the “2011 Plan”). In May 2015, the 2011 Plan terminated, and no further awards were granted under the 2011 plan upon the effective date of the Company’s 2014 Equity Incentive Plan (the “2014 Plan”).

There were no shares of the Company’s stock available for issuance under the 2014 Plan as of December 31, 2019, other than those reserved for inducement awards, as outlined below. On January 1, 2020, an additional 154,907 shares were registered for issuance under the 2014 Plan pursuant to an evergreen provision contained in the 2014 Plan.

In May 2019, 13,333 shares were reserved for issuance under the 2014 Plan pursuant to an amendment approved by the Company’s Board of Directors pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules, to be used exclusively for the grant of awards to individuals who were not previously employees or non-employee directors of the Company, as inducement material to the individuals’ entering into employment with the Company (“Inducement Awards”).

In August 2020, the Company’s stockholders, upon the recommendation of the Company’s Board of Directors, approved the 2020 Equity Incentive Plan (the “2020 Plan”) as a successor to and continuation of the 2014 Plan. Upon approval of the 2020 Plan, 744,685 shares, including 68,552 remaining shares reserved for issuance under the 2014 Plan (excluding shares available for the granting of Inducement Awards under the 2014 Plan’s inducement share pool), were reserved for issuance under the 2020 Plan. No new awards may be granted under the 2014 Plan.

There were 513,619 shares of the Company’s common stock available for issuance under the 2020 Plan as of December 31, 2020 in addition to shares that may become available from time to time as shares of our common stock subject to outstanding awards granted under the 2014 Plan (excluding Inducement Awards), the 2011 Plan or the 2001 Plan that, following the effective date of the 2020 Plan (i) are not issued because such award or any portion thereof expires or otherwise terminates without all of the shares covered by such award having been issued; (ii) are not issued because such award or any portion thereof is settled in cash; or (iii) are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such shares. The 2020 Plan does not contain an evergreen provision.

The Company’s Board of Directors determines the grant date for all awards granted under the 2020 Plan. The exercise price of stock options granted is generally equal to the closing price of the Company’s common stock on the date of grant or on the employee’s hire date for new hire grants. All stock options granted have a ten-year term. The vesting period of stock options and RSUs is established by the Company’s Board of Directors but typically ranges between one and four years.

Amounts recognized in the consolidated statements of operations with respect to the Company’s equity incentive plans were as follows:

	Years Ended December 31,
	2020	2019
Selling, general and administrative	$1,461,190	$859,653
Research and development	106,267	243,804
Cost of product and product-related services revenue	17,328	53,110
	$1,584,785	$1,156,567

The following table summarizes stock option activity during the two-year period ended December 31, 2020:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at January 1, 2019	136,482	$46.05	7.6	$366,007
Granted	84,667	22.20
Exercised	(3,617)	33.45		$21,380
Forfeited	(10,771)	49.35
Expired/Cancelled	(13,101)	48.45
Balance at December 31, 2019	193,660	$35.55	8.0	$781
Granted	387,178	7.81
Exercised	-	-		$-
Forfeited	(67,369)	12.99
Expired/Cancelled	(26,242)	32.04
Balance at December 31, 2020	487,227	$16.78	8.6	$1,536
Exercisable at December 31, 2019	92,058	42.60	6.6	$1,440
Exercisable at December 31, 2020	187,031	27.07	7.5	$305

The weighted-average fair value of stock options granted was $6.40 and $14.55 for the years ended December 31, 2020 and 2019, respectively. The 2019 stock option activity includes 5,333 Inducement Awards granted during the year ended December 31, 2019 compared with no Inducement Awards granted during the year ended December 31, 2020. As of December 31, 2020, total unrecognized compensation cost related to stock option awards was approximately $2.3 million, which is expected to be recognized over approximately 2.29 years.

The fair value of each stock option granted has been determined using the Black-Scholes option pricing model. The material factors incorporated in the Black-Scholes model in estimating the fair value of the stock options granted for the periods presented were as follows:

	2020	2019
Fair value of common stock on grant date	$4.35 - 11.25	$10.20 - 33.90
Risk-free interest rate	0.34% - 1.65%	1.43% - 2.21%
Expected volatility	109.1% - 149.9%	63.9% - 97.1%
Expected term	5.4 to 5.9 years	5.5 to 6.1 years
Expected dividend yield	0%	0%

•

Expected stock price volatility. The expected volatility assumption is derived from the volatility of the Company’s common stock in recent periods for the year ended December 31, 2020, and of the Company’s common stock as well as that of publicly traded industry competitors for the year ended December 31, 2019, over a period approximately equal to the expected term.

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

The following table summarizes RSU award activity during the two-year period ended December 31, 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at January 1, 2019	15,180	$49.50
Granted	5,167	28.95
Released	(5,431)	49.65
Balance at December 31, 2019	14,916	$43.65
Granted	7,000	7.83
Released	(7,911)	35.85
Forfeited	(1,791)	41.23
Balance at December 31, 2020	12,214	$28.61
Vested and unissued at December 31, 2020	1,390	$33.21

The weighted-average fair value of RSUs granted was $7.83 and $28.95 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, total unrecognized compensation cost related to RSU awards was approximately $0.3 million, which is expected to be recognized over approximately 1.69 years.

Vested and unissued awards at December 31, 2020 represents RSU awards granted in August 2018, January 2019, September 2019 and August 2020 for which a portion of the awards vested on December 31, 2020, but for which issuance of shares occurred in  January 2021.

2014 Employee Stock Purchase Plan

In April 2015, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan, which became effective in May 2015. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year, from January 1, 2016 to January 1, 2024 by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 13,000 shares, or (iii) a number determined by the Company’s Board of Directors that is less than (i) and (ii). The ESPP enables participants to contribute up to 15% of such participant’s eligible compensation during a defined period (not to exceed 27 months) to purchase common stock of the Company. The purchase price of common stock under the ESPP is the lesser of: (i) 85% of the fair market value of a share of the Company’s common stock on the first day of an offering or (ii) 85% of the fair market value of the Company’s common stock at the applicable purchase date.

Amounts recognized in the consolidated statements of operations with respect to the ESPP were as follows:

	Years Ended December 31,
	2020	2019
Selling, general and administrative	$12,106	$43,615
Research and development	5,248	18,454
Cost of product and product-related services revenue	3,832	4,169
	$21,186	$66,238

During the year ended December 31, 2020, employees entering the plan at various times throughout the offering period purchased the following shares at the end of each of the ESPP’s six-month purchase periods:

	June 2020		December 2020
	Number of Shares	Price per Share	Number of Shares	Price per Share
ESPP Group:
Group A	3,033	$8.29	2,857	$4.87
Group B	-	N/A	396	4.87
Total number of shares purchased	3,033		3,253

During the year ended December 31, 2019, employees entering the plan at various times throughout the offering period purchased the following shares at the end of each of the ESPP’s six-month purchase periods:

	June 2019		December 2019
	Number of Shares	Price per Share	Number of Shares	Price per Share
ESPP Group:
Group A	1,972	$23.59	1,830	$8.55
Group B	389	26.78	349	8.55
Group C	305	26.78	320	8.55
Group D	-	N/A	165	8.55
Total number of shares purchased	2,666		2,664

As of December 31, 2020, approximately 24,922 shares of the Company’s common stock were reserved for future issuance under the ESPP. On January 1, 2021, an additional 13,000 shares were registered for issuance pursuant to an evergreen provision contained in the ESPP.

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

The material factors incorporated in the Black-Scholes model in estimating the fair value of the ESPP awards for the periods presented were as follows:

	2020	2019
Fair value of common stock	$8.70 - 9.75	$27.75 - 60.00
Risk-free interest rate	0.18% - 1.58%	1.88% - 2.37%
Expected volatility	65.8% - 88.9%	79.5% - 85.8%
Expected term	0.5 years	0.5 years
Expected dividend yield	0%	0%

•	Fair value of common stock. Estimated as the price of the Company’s common stock on the first day of each offering period.
•

Expected stock price volatility. The expected volatility assumption is derived from the volatility of the Company’s common stock in recent periods for the year ended December 31, 2020, and of the Company’s common stock as well as that of publicly traded industry competitors for the year ended December 31, 2019, over a period approximately equal to the expected term.

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

Stock Purchase Plan

In December 2015, the Board of Directors adopted a Stock Purchase Plan (the “Purchase Plan”) which allows directors, any individual deemed by the Board of Directors to be an officer for purposes of Section 16 of the Exchange Act, and anyone designated by the Board of Directors as eligible to participate in the Purchase Plan to purchase shares of the Company’s common stock from the Company at fair market value. The aggregate number of shares of common stock that may be issued under the Purchase Plan shall not exceed 16,666 shares of common stock, and a maximum of 500 shares of common stock may be purchased by any one participant on any one purchase date. The Board of Directors or an authorized committee must review and approve each individual request to purchase common stock under the Purchase Plan. No stock was sold under the Purchase Plan during the year ended December 31, 2020. Cash received from the sale of common stock by the Company to eligible participants for the year ended December 31, 2019 was $17,250, which resulted in the sale of 500 shares of the Company’s common stock at fair market value. As of December 31, 2020, there were 11,658 shares available for issuance under the Purchase Plan.

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

Employee Agreements

The Company has entered into Severance and Change in Control Plan agreements with certain named executive officers and various other members of management, which provide salary continuation payments, bonuses and, in certain instances, the acceleration of the vesting of certain equity awards to individuals in the event that the individual is terminated other than for cause, as defined in the applicable agreement.

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

Product Warranty

The following is a summary of the Company’s general product warranty liability, which is included in accrued liabilities in the consolidated balance sheets for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Beginning balance	$94,482	$63,461
Cost of warranty claims	(32,866)	(40,055)
Increase in warranty reserve	31,080	71,076
Ending balance	$92,696	$94,482

Defined Contribution Plan

In January 2003, the Company established a defined contribution plan (“401(k) Plan”) under section 401(k) of the Internal Revenue Code of 1986, as amended (the “IRC”). All employees who are over the age of 21 and who are expected to work at least 1,000 hours in a calendar year are eligible for participation in the 401(k) Plan upon commencement of employment with the Company. The Company may make discretionary contributions to the 401(k) Plan but has not done so during the years ended December 31, 2020 and 2019.

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

In each period since inception, the Company has recorded a valuation allowance for the full amount of its net deferred tax assets, as the realization of the net deferred tax assets is uncertain. As a result, the Company has not recorded any federal or state income tax benefit in the accompanying consolidated statements of operations; however, income tax expense has been recorded for state minimum and foreign income taxes.

The Company periodically reviews its filing positions for all open tax years in all U.S. federal, state and international jurisdictions where the Company is or might be required to file tax returns or other required reports. The Company applies a two-step approach to recognizing and measuring uncertain tax positions. The Company evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is “more likely than not” that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The term “more likely than not” means a likelihood of more than 50 percent. If the tax position is not more likely than not to be sustained in a court of last resort, the Company may not recognize any of the potential tax benefit associated with the position. The Company recognizes a benefit for a tax position that meets the more likely than not criterion at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon its effective resolution. Unrecognized tax benefits involve management’s judgment regarding the likelihood of the benefit being sustained. The final resolution of uncertain tax positions could result in adjustments to recorded amounts and may affect the Company’s results of operations, financial position and cash flows. As discussed below, the Company has estimated $3.0 million and $2.7 million of uncertain tax positions as of December 31, 2020 and 2019, respectively, related to certain tax credit carryforwards.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 31, 2020 or 2019, and has not recognized interest or penalties during the years ended December 31, 2020 and 2019, since there was no reduction in income taxes paid due to uncertain tax positions. Management of the Company believes no significant change to the amount of unrecognized tax benefits will occur within the next 12 months.

The following table summarizes loss before income taxes:

	Years Ended December 31,
	2020	2019
U.S. pre-tax loss	$(20,855,184)	$(19,332,809)
Foreign pre-tax gain (loss)	(619)	38,524
Loss before income taxes	$(20,855,803)	$(19,294,285)

The components of income tax expense are as follows:

	Years Ended December 31,
	2020	2019
Current:
Federal	$—	$—
State	10,860	3,379
Foreign	3,555	—
Total current income tax expense	$14,415	$3,379

Deferred:
Federal	$—	$—
State	—	—
Foreign	—	—
Total deferred income tax expense	$—	$—
Total income tax expense	$14,415	$3,379

The Company’s actual income tax expense for the years ended December 31, 2020 and 2019 differ from the expected amount computed by applying the statutory federal income tax rate to loss before income taxes as follows:

	Years Ended December 31,
	2020	2019
Computed tax (benefit) at 21%	$(4,379,719)	$(4,051,800)
State taxes, net of federal benefit	(832,055)	(881,670)
Stock-based compensation	310,811	183,167
Foreign tax rate differential	3,685	4,298
Return to provision	26,120	80,668
Other	31,850	51,737
Research and development tax credit - state	(218,991)	(342,320)
Research and development tax credit - federal	(197,836)	(301,878)
Uncertain tax position adjustment for prior periods	(5,694)	650,687
Increase in valuation allowance	5,276,244	4,610,490
	$14,415	$3,379

Deferred tax assets and liabilities comprise the following:

	Years Ended December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$43,308,483	$38,357,970
Research and development credits	3,475,341	3,061,981
Deferred revenue	50,429	154,497
Inventory reserve	6,653	10,155
Fixed assets and intangibles	313,117	217,332
Accrued NuvoGen liability	1,274,896	1,456,435
Lease liability	269,147	359,603
Other	211,574	150,134
Gross deferred tax assets	48,909,640	43,768,107
Valuation allowance	(48,626,925)	(43,350,682)
Deferred tax assets, net	282,715	417,425
Deferred tax liabilities:
Right of use asset	257,705	311,633
Other	25,010	105,792
Total deferred tax liabilities	282,715	417,425
Net deferred tax assets (liabilities)	$-	$-

As of December 31, 2020, the Company has estimated federal and state net operating loss (“NOL”) carryforwards of approximately $177.6 million and $124.5 million for federal and state income tax purposes, respectively, of which $121.8 million are scheduled to expire from 2021 through 2037, while the remaining federal NOLs do not expire. The Company’s state NOLs are scheduled to expire from 2027 through 2040. The Company’s federal and state tax credit carryforwards begin expiring in 2021.

For financial reporting purposes, valuation allowances of $48.6 million and $43.4 million at December 31, 2020 and 2019, respectively, have been established to offset deferred tax assets relating primarily to NOLs and research and development credits. The increase in the valuation allowance of $5.3 million for the year ended December 31, 2020 was primarily due to increased operating losses. The Company has established a valuation allowance against its entire net tax asset. As a result, the Company does not recognize any tax benefit until it is in a taxpaying position or there is no longer negative evidence leading to the conclusion that it is more likely than not that the benefits will not be realized.

Pursuant to Sections 382 and 383 of the IRC, annual use of the Company’s NOLs and research and development credit carryforwards may be limited if there is a cumulative change in ownership of greater than 50% within a three-year period. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. If limited, the related tax asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. A preliminary analysis of past and subsequent equity offerings by the Company, and other transactions that have an impact on the Company’s ownership structure, concluded that the Company may have experienced one or more ownership changes under Sections 382 and 383 of the IRC. As such, the Company has established a valuation allowance as the realization of its deferred tax assets has not met the more likely than not threshold requirement. Due to the existence of the valuation allowance, further changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

A reconciliation of the Company’s gross unrecognized tax benefits is as follows:

	Years Ended December 31,
	2020	2019
Balance at beginning of year	$2,731,015	$1,538,220
Increases to prior positions	—	650,687
Decreases to prior positions	(5,694)	—
Increases for current year positions	235,521	542,108
Balance at end of year	$2,960,842	$2,731,015

As of December 31, 2020, the Company had $3.0 million of gross unrecognized tax benefits, related to research and experimental tax credits. The Company had no unrecognized tax benefits as of December 31, 2020, which, if recognized, would affect the annual effective tax rate, due to the full valuation allowance on the deferred tax assets. Although it is possible that the amount of unrecognized benefits with respect to our uncertain tax positions will increase or decrease in the next twelve months, the Company does not expect material changes.

The CARES Act contains certain income tax relief provisions, including a modification to the limitation of business interest expense for tax years beginning in 2019 and 2020. In addition, the CARES Act permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021, and allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company does not anticipate any material impacts to its tax status or reporting as a result of these provisions.

The Company files income tax returns in the United States, Arizona, California, Texas, various other state jurisdictions, and France, with varying statutes of limitations. As of December 31, 2020, the earliest year subject to examination is 2017 for U.S. federal tax purposes. The earliest year subject to examination is 2016 for the state jurisdictions, and 2019 for France. However, the Company’s NOLs and tax credit carryforwards for periods ending December 31, 2001 and thereafter remain subject to examination by the United States and certain states.

Note 17. Subsequent Events

ATM Offering

From January 1 through March 15, 2021, the Company sold approximately 1 million shares of common stock under the ATM Offering at the then-market prices for total gross proceeds of $6.9 million. After sales commissions owed in connection with the ATM Offering, the Company’s aggregate net proceeds from sales of common shares under the ATM Offering during this period were $6.7 million.

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

As of December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation of the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

The information under Item 2 of Part I of this Annual Report on Form 10-K regarding the amendments to our lease agreements in December 2020 is incorporated by reference under this Item 9B. Copies of the lease amendments are filed with this Annual Report on Form 10-K as Exhibit 10.18 and Exhibit 10.20.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth certain information regarding our current executive officers and directors:

Name	Age	Position(s)
Executive Officers
John L. Lubniewski	57	President, Chief Executive Officer and Director
Shaun D. McMeans	59	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Byron T. Lawson	46	Senior Vice President, Chief Commercial Officer

Non-Employee Directors
Ann F. Hanham, Ph.D. (3)	68	Chair of Board of Directors
Michelle R. Griffin (1)(2)	55	Director
Harry A. George (1)	72	Director
Donnie M. Hardison (2)	70	Director
James T. LaFrance (1)(3)	62	Director
Lee R. McCracken (2)(3)	63	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and governance committee.

Executive Officers

John L. Lubniewski. Mr. Lubniewski has served as our President and Chief Executive Officer and as a member of our Board of Directors since April 2019 and previously served as our President and Chief Operating Officer since April 2018. Prior to this, he served as our Senior Vice President and Chief Business Officer since April 2011. Mr. Lubniewski joined us from Ventana Medical Systems, Inc. (“Ventana”), a medical diagnostics company and member of the Roche Group and global headquarters of Roche Tissue Diagnostics (“RTD”), where he served in leadership roles for nine years both before and after the acquisition of Ventana by Roche Holdings, Inc. (“Roche”) in March 2008. From August 2010 to April 2011, Mr. Lubniewski was Senior Vice President and Lifecycle Leader, Advanced Staining Platforms at Ventana. From January 2008 to August 2010, Mr. Lubniewski served as Senior Vice President and Lifecycle Leader, Clinical Assays at RTD, with responsibility for three lifecycle teams, technical marketing and medical marketing and global accountability for all RTD clinical assay products. Prior to the Roche acquisition of Ventana, Mr. Lubniewski served at Ventana as Senior Vice President, Advanced Staining Business Unit, Vice President Worldwide Marketing and Translational Diagnostic Business Unit, and General Manager, Research Products. In these roles, Mr. Lubniewski was responsible for a variety of assay and platform development and commercialization efforts. Prior to Ventana, Mr. Lubniewski worked for over ten years at Corning, Inc., a manufacturing company, in a variety of divisional, sector and corporate sales and marketing roles. Mr. Lubniewski earned a B.S. in Chemical Engineering from Clarkson University. Our Board of Directors believes that Mr. Lubniewski’s extensive executive management experience in commercialization, marketing, strategic planning and management of operations, as well as his service as our Chief Executive Officer, qualify him to serve on our Board of Directors.

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

Byron T. Lawson. Mr. Lawson has served as our Senior Vice President and Chief Commercial Officer in January 2020 and previously served as our Senior Vice President, Pharma Business Unit since January 2018. Prior to this, he served as our Senior Director, Commercial Options since October 2012. Mr. Lawson joined us from Ventana, where he worked for nearly 15 years and served in a variety of roles with increasingly responsibility in the North American commercial organization. He also served in the United States Air Force for nearly 10 years between Active and Reserve Duty as a certified Histology Technician.

Non-Employee Directors

Ann F. Hanham Ph.D. Dr. Hanham has served on our Board of Directors since August 2016 and as the Chair of our Board of Directors since January 2021. Dr. Hanham also served as the Chair of our Board of Directors from March 2017 to March 2019. From April 2019 to January 2021, Dr. Hanham served as our Lead Independent Director. Since March 2017, Dr. Hanham has provided independent management consulting as a sole proprietor. Previously, she was the founding and managing partner of BAR Capital LLC, an investment company, a position she held from December 2013 to March 2017. From February 2000 to November 2013, Dr. Hanham was the Managing Director and General Partner of Burrill and Company, a life science investment company. Prior to that, Dr. Hanham held positions of increasing responsibility in product development, medical affairs, and clinical and regulatory affairs at various companies, including InterMune Inc., Otsuka America Pharmaceuticals, Inc. (“Otsuka”), Celtrix Pharmaceuticals, Inc. (“Celtrix”), and Becton Dickinson and Company (“BD”). InterMune, Inc., Otsuka and Celtrix are, or prior to respective acquisitions, were clinical-stage biopharmaceutical companies, and BD is a life sciences discovery and diagnostics company. Dr. Hanham also currently serves on the board of directors of SCYNEXIS (Nasdaq: SCYX). Dr. Hanham received her B.Sc. degree from the University of Toronto, Canada; her M.Sc. degree, in biology, from Simon Fraser University, Canada; and her Ph.D. degree, in biology, from the University of British Columbia, Canada. Our Board of Directors believes that Dr. Hanham’s extensive industry and executive experience, and her experience serving on the board of directors of other public companies qualifies her to serve on our Board of Directors.

Michelle R. Griffin. Ms. Griffin has served on our Board of Directors since August 2018. Ms. Griffin currently serves as a member of the board of directors and chair of the audit committee for Acer Therapeutics, Inc. (Nasdaq: ACER), Adaptive Biotechnologies Corp (Nasdaq: ADPT) and Chinook Therapeutics, Inc. (Nasdaq:KDNY). She has also served on the board of directors and as audit committee chair for PhaseRx, Inc. (Nasdaq: PZRX) from 2016 to 2018, OncoGenex Pharmaceuticals Inc. (Nasdaq: OGXI) from 2008 to 2011, and Sonus Pharmaceuticals, Inc. (Nasdaq: SNUS) from 2004 to 2008; as chair of the board of directors for Universal Cells, Inc. from 2017 until its acquisition by Astellas Pharma Inc. in 2018; as a member of the board of directors of Virginia Mason Health System and Virginia Mason Medical Center from 2014 to 2018; and as a member of the board of directors for Polynoma LLC from 2012 to 2014. Ms. Griffin served as executive vice president, operations, and chief financial officer at OncoGenex from 2011 to 2013; served as acting chief executive, senior vice president and chief operating officer at Trubion Pharmaceuticals, Inc. from 2009 until its acquisition in 2010 and as its chief financial officer from 2006 to 2009; and served as senior vice president and chief financial officer of Dendreon Corp. from 2005 to 2006. Ms. Griffin began her career in the biopharmaceuticals industry in 1994 at Corixa Corp. (Nasdaq: CRXA) and served as its chief financial officer from its IPO in 1997 until 2005 when Corixa was acquired by GlaxoSmithKline plc. She received a post‐graduate certificate in accounting and an MBA from Seattle University, a B.S. in statistics and marketing from George Mason University and has passed the certified public accountant exam. Our Board of Directors believes that Ms. Griffin’s financial and accounting expertise and extensive executive experience qualifies her to serve on our Board of Directors.

Harry A. George. Mr. George has served on our Board of Directors since 2002 and served as the chair of our Board of Directors from December 2007 until September 2013. Mr. George co-founded Solstice Capital, a venture capital firm, in 1995 and has served as its Managing General Partner since its formation. Mr. George served as President and CFO of Radiance Therapeutics from June 2018 through September 2020. He has also served as a member of the board of directors of a number of private and public companies and is currently serving on the boards of directors of Radiance Therapeutics, Medipacs, Inc., Post.Bid.Ship, Inc., AdiCyte, Inc., RxActuator, Inc. and Splash Pharmaceuticals, Inc. Mr. George is also a member of the boards of directors of several non-profit organizations, including Southern Arizona Leadership Council, Desert Angels and Start-up Tucson, a member of the Board of Visitors of the McGuire Center for Entrepreneurship, and an advisor to Tech Launch Arizona. Prior to 1995, Mr. George was co-founder, Director, and Vice-President of Finance for Interleaf Inc., a software products company. Prior to his time at Interleaf, Mr. George was co-founder, Director and Vice President of Finance of Kurzweil Computer Products, Inc., a computer products company, which subsequently was purchased by Xerox Imaging Systems. Mr. George received an A.B. from Bowdoin College and, in 2012, received an Honorary Doctorate of Science from the University of Arizona. Also in 2012, the Arizona BioIndustry Association conferred upon Mr. George the John McGarrity Bioscience Leader of the Year Award. Our Board of Directors believes Mr. George’s detailed knowledge of our company and long tenure with us, together with his more than 40 years of experience serving as founder, operating officer, or investor with successful rapid growth technology-related companies qualify him to serve on our Board of Directors.

Donnie M. Hardison. Mr. Hardison has served on our Board of Directors since May 2016. He currently is the President and Chief Executive Officer, and serves on the board of directors, of Biotheranostics, Inc., a molecular diagnostic company focused on oncology, positions he has held since February 2017. From April 2016 to January 2017, Mr. Hardison served as the sole proprietor of DMH Consulting, a management consulting firm, which he founded. Between April 2010 and March 2016, Mr. Hardison was the President and Chief Executive Officer of Good Start Genetics, a medical device company. For more than 20 years prior to that, Mr. Hardison held a number of executive and senior management positions at companies including Laboratory Corporation of America (“LabCorp”) a clinical laboratory company, Exact Sciences Corporation, a molecular diagnostics company, OnTarget, Inc., a sales and marketing consulting company, Quest Diagnostics Inc., a clinical laboratory company, SmithKline Beecham Corporation, a pharmaceutical company, and others. He currently serves as an independent director on the boards of directors of several private companies, including Stemina Biomarker Discovery, Inc., Seventh Sense Biosystems and IQuity, Inc. He also served on the board of directors of Exact Sciences Corporation (Nasdaq: EXAS) from May 2000, through its initial public offering in February 2001, until August 2007. Mr. Hardison received his Bachelor of Arts degree, in political science, from the University of North Carolina, Chapel Hill. Our Board of Directors believes that Mr. Hardison’s broad private and public company background, his extensive executive and industry experience, his experience with newly emerging and well-established companies, and his extensive commercial and operational experience qualify him to serve on our Board of Directors.

James (Jim) T. LaFrance. Mr. LaFrance has served on our Board of Directors since December 2015. Mr. LaFrance has over thirty-five years of diagnostic industry experience, and has worked since January 2015 as a sales, marketing, strategy development and commercial operational management consultant for LaFrance Consulting LLC, a consulting firm he founded. He currently serves on two additional boards, Aspira Women’s Health (Nasdaq: AWH; formerly VRMS) as Chairman; and as an independent director of privately held Personal Genome Diagnostics. He served as interim Chief Executive Officer of Vermillion, Inc. (Nasdaq: VRML) in 2014 and as Chief Executive Officer for Omnyx, LLC, a UPMC/GE Healthcare joint venture from 2012 to 2013. Mr. LaFrance held a series of senior management roles at Ventana Medical Systems (now Roche Tissue Diagnostics), including general management of the North American and international commercial operations. Prior to working for Ventana, Mr. LaFrance served in leadership roles in strategic marketing and business development at Bayer Diagnostics. He earned a Bachelor of Arts degree in Economics from the University of Connecticut and holds a Master’s in Business Administration from the University of Notre Dame. Our Board of Directors believes that Mr. LaFrance’s extensive industry and executive experience, and his experience serving on the board of directors of another public company qualify him to serve on our Board of Directors.

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

Board Composition

Our business and affairs are organized under the direction of our board of directors, which currently consists of seven members. The primary responsibilities of our Board of Directors are to provide oversight, strategic guidance, counseling and direction to our management. Our Board of Directors meets on a regular basis and additionally as required.

Our Board of Directors has determined that all of our directors other than Mr. Lubniewski are independent directors, as defined by Rule 5605(a)(2) of the Nasdaq Listing Rules. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our Board of Directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

In accordance with the terms of our amended and restated certificate of incorporation, our Board of Directors is divided into three classes, as follows:

•	Class I, which consists of Mr. Lubniewski, Mr. George and Mr. Hardison, whose terms will expire at our annual meeting of stockholders to be held in 2023;
•	Class II, which consists of Dr. Hanham and Ms. Griffin, whose terms will expire at our annual meeting of stockholders to be held in 2021; and
•	Class III, which consists of Mr. McCracken and Mr. LaFrance, whose terms will expire at our annual meeting of stockholders to be held in 2022.

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

Dr. Hanham serves as Chair of our Board of Directors and Mr. Lubniewski serves as our Chief Executive Officer. Dr. Hanham presides over Board of Directors meetings, sets meeting agendas, ensures the duties, responsibilities and roles of members of our Board of Directors are clearly understood, ensures that our Board of Directors receives appropriate and timely information, material and reports from management regarding our business, provides input to the Board regarding candidates for nomination or appointment to the Board and Board committees, and performs such additional duties as set forth in our bylaws and as our Board of Directors may otherwise determine and delegate.

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

In 2020, our Compensation Committee retained Radford, an Aon Hewitt company and a provider of compensation market intelligence to the technology and life sciences industries, to provide a report summarizing relevant benchmark data relating to industry-appropriate peers and make recommendations regarding base salary, target total cash (base salary plus target cash incentives) and the amounts and terms of long-term equity incentive awards for our executives as well as to benchmark and make recommendations regarding the initial and annual cash retainer amounts for directors and chairpersons of our Board of Directors and the various committees and the amounts and terms of initial and annual long-term equity incentive awards for directors. No work performed by Radford during fiscal year 2020 raised a conflict of interest.

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

Item 11. Executive Compensation.

Our named executive officers for the year ended December 31, 2020, which consist of our principal executive officer and our two other most highly compensated executive officers as of December 31, 2020, are as follows:

•	John L. Lubniewski, our President and Chief Executive Officer;
•	Shaun D. McMeans, Senior Vice President and Chief Financial Officer; and
•	Byron Lawson, Senior Vice President and Chief Commercial Officer.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Option awards ($) (1)	Non-equity incentive plan compensation ($) (2)	All other compensation ($) (3)	Total ($)
John L. Lubniewski	2020	416,000	930,747	93,600	741	1,441,088
President and Chief Executive Officer	2019	384,125	772,875	—	741	1,157,741
Shaun D. McMeans	2020	358,000	396,744	48,330	741	803,815
Senior Vice President and Chief Financial Officer	2019	320,625	45,125	—	741	366,491
Byron T. Lawson	2020	303,000	182,093	45,450	741	531,284
Chief Commercial Officer	2019	269,875	117,689	60,600	741	448,905

(1)

The dollar amounts in this column represent the aggregate grant date fair value of stock option awards granted in 2020 and 2019, as applicable. These amounts have been computed in accordance with FASB ASC Topic 718, using the Black-Scholes option pricing model. For a discussion of valuation assumptions, see Note 14 “Stockholders’ Equity” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	Amounts shown represent annual performance-based bonuses earned for 2020 and 2019. The Board of Directors determined that Mr. Lubniewski and Mr. McMeans would forgo a 2019 performance-based bonus.
(3)	Amount shown represents premiums for life, disability and accidental death and dismemberment insurance paid by us on behalf of the named executive officer.

Annual Base Salary

The base salary of our named executive officers is generally set forth in each officer’s employment letter agreement with us and periodically reviewed and adjusted by our Board of Directors, based on the recommendation of our Compensation Committee and following analyses conducted by independent third-party consultants. At the beginning of 2020, the base salaries for our named executive officers were $416,000, $358,000 and $303,000 for Mr. Lubniewski, Mr. McMeans and Mr. Lawson, respectively. In January 2021, the base salaries for Mr. Lubniewski, Mr. McMeans and Mr. Lawson were increased to $460,000, $370,000 and $333,000, respectively.

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

Our Board of Directors will generally consider each named executive officer’s individual contributions towards reaching our annual corporate goals but does not typically establish specific individual goals for our named executive officers. There is no minimum bonus percentage or amount established for the named executive officers and, thus, the bonus amounts vary from year to year based on corporate and individual performance. For 2020, Mr. Lubniewski was eligible to receive a target bonus of up to 75% of his base salary pursuant to the terms of his employment letter agreement described below. For 2020, Mr. McMeans was eligible to receive a target bonus of up to 45% of his base salary pursuant to the terms of his employment letter agreement described below. For 2020, Mr. Lawson was eligible to receive a target bonus of up to 50% of his base salary pursuant to the terms of his employment letter agreement described below.

The corporate goals established by our Board of Directors for 2020 were based upon financial and strategic goals. Specific goals included direct revenue growth, customer metrics and objectives related to product development. The financial goals and strategic goals were each weighted at 50% towards overall corporate goal achievement. There was no minimum percentage of corporate goals that was required to be achieved to earn a bonus. No specific individual goals were established for any of our named executive officers for 2020.

In January 2021, our Board of Directors determined that the 2020 corporate goals had been achieved at an aggregate level of 30%. As a result, our Board of Directors awarded bonuses of $93,600, $48,330 and $45,450 to Mr. Lubniewski, Mr. McMeans and Mr. Lawson, respectively, representing 30% of each executive’s target bonus percentage of his base salary for the period.

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align our interests with those of our employees and consultants, including our named executive officers. Our Board of Directors or any authorized committee thereof is responsible for approving equity grants, which include to date, stock options and RSUs. Vesting of the stock option and RSU awards is tied to continuous service with us and serves as an additional retention measure. Our executives generally are awarded an initial stock option grant upon commencement of employment. Additional equity awards may occur periodically to specifically incentivize executives to achieve certain corporate goals or to reward executives for exceptional performance. As of December 31, 2020, our named executive officers have been granted both stock option awards and RSUs.

Prior to the initial public offering, we granted all equity awards pursuant to the 2011 Plan and the 2001 Plan. All equity awards granted since our initial public offering have been granted pursuant to the 2014 Plan and 2020 Plan, the terms of which are described below under “—Equity Benefit Plans.” All stock options are granted with a per share exercise price equal to no less than the fair market value of a share of our common stock on the date of the grant of such award.

Generally, our stock option and RSU awards vest over a one to four-year period subject to the holder’s continuous service to us. Should the Board of Directors deem it appropriate, stock option awards may be granted with an early exercise feature which would allow the holder to exercise and receive unvested shares of our stock, so that the holder may have a greater opportunity for gains on the shares to be taxed at long-term capital gains rates rather than ordinary income rates. From time to time as our Board of Directors considers appropriate, we may grant stock options or RSUs that vest upon achievement of performance goals.

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

Employment Letter Agreement Mr. Lubniewski. We entered into an amended and restated letter agreement with Mr. Lubniewski in March 2019 that replaced his previous December 2014 letter agreement. The agreement sets forth certain agreed upon terms and conditions of employment. Mr. Lubniewski was initially entitled to receive an annual base salary of $385,000 (which has been increased, most recently in January 2021 to $460,000), an annual target performance bonus of up to 55% of his base salary (increased in January 2020 to 75% of base salary) as determined by the Board of Directors following analysis conducted by independent third-party consultants, and certain severance benefits, which were superseded and replaced by the terms of our Severance Plan, as further described below under “—Potential Payments and Benefits upon Termination or Change of Control.” Mr. Lubniewski’s base salary and target bonus percentage are subject to modification from time to time in the discretion of our Board of Directors or any authorized committee thereof.

Employment Letter Agreement with Mr. McMeans. We entered into an amended and restated letter agreement with Mr. McMeans in July 2019 that replaced his previous December 2014 letter agreement. The agreement sets forth certain agreed upon terms and conditions of employment. Mr. McMeans was initially entitled to an annual base salary of $246,000 (which has been increased, most recently in January 2021 to $370,000), an annual target performance bonus of up to 40% of his base salary (increased in August 2018 to 45% of base salary) as determined by the board of directors, and certain severance benefits, which were superseded and replaced by the terms of our Severance Plan, as further described below under “—Potential Payments and Benefits upon Termination or Change of Control.” Mr. McMeans’ base salary and target bonus percentage are subject to modification from time to time in the discretion of our Board of Directors or any authorized committee thereof.

Employment Letter Agreement with Mr. Lawson. We entered into an amended and restated letter agreement with Mr. Lawson in July 2019 that replaced his previous letter agreement and became effective in June 2017. The agreement sets forth certain agreed upon terms and conditions of employment. Mr. Lawson was initially entitled to receive an annual base salary of $250,000 (which has been increased, most recently in January 2021 to $330,000), an annual target performance bonus of up to 40% of his base salary (increased in January 2020 to 50% of base salary) as determined by our Board of Directors, and certain severance benefits, which were superseded and replaced by the terms of our Severance Plan, as further described below under “—Potential Payments and Benefits upon Termination or Change of Control.” Mr. Lawson’s base salary and target bonus percentage are subject to modification from time to time in the discretion of our Board of Directors or any authorized committee thereof.

Potential Payments and Benefits upon Termination or Change of Control

In October 2020, our Compensation Committee adopted our Severance and Change in Control Plan, or the Severance Plan, which provides for severance and/or change in control benefits to our named executive officers upon (i) a “change in control termination” or (ii) a “regular termination” (each as described below). Upon a change in control termination, each of our named executive officers is entitled to receive continued payment of his base salary for a specified period of time (18 months for Mr. Lubniewski, 15 months for Mr. McMeans and 12 months for Mr. Lawson), payment of COBRA premiums for a period of time (up to 18 months for Mr. Lubniewski, 15 months for Mr. McMeans and 12 months for Mr. Lawson) and accelerated vesting of outstanding time-vesting equity awards. Upon a regular termination, each of our named executive officers is entitled to receive continued payment of his base salary for a specified period of time (12 months for Mr. Lubniewski, 12 months for Mr. McMeans and 9 months for Mr. Lawson) and payment of COBRA premiums for a period of time (up to 12 months for Mr. Lubniewski, 12 months for Mr. McMeans and 9 months for Mr. Lawson). All severance benefits under the Severance Plan are subject to the executive’s execution of an effective release of claims against the Company. The Severance Plan superseded and replaced any change in control or severance benefit plans previously provided to our named executive officers, including any such benefits in their amended and restated letter agreements with us.

For purposes of the Severance Plan, a “regular termination” is an involuntary termination (i.e., a termination other than for cause (and not as a result of death or disability) or a resignation for good reason, as defined in the Severance Plan) that does not occur during the period of time beginning three months prior to, and ending 12 months following, a “change in control” (as defined in the 2020 Plan), or the “change in control period.” A “change in control termination” is a regular termination that occurs during the change in control period.

For purposes of the Severance Plan, “cause” generally means the occurrence of any of the following events, conditions or actions with respect to the executive: (1) conviction of any felony or crime involving fraud or dishonesty; (2) participation in any material fraud, material act of dishonesty or other material act of misconduct against us; (3) willful and habitual neglect of the executive’s duties after written notice and opportunity to cure; (4) material violation of any fiduciary duty or duty of loyalty owed to us; (5) breach of any material term of any material contract with us which has a material adverse effect on us; (6) knowing violation of any material company policy which has a material adverse effect on us; or (7) knowing violation of state or federal law in connection with the performance of the executive’s job which has a material adverse effect on us.

For purposes of the Severance Plan, “good reason” generally means the following undertaken by us with respect to the executive without the executive’s prior written consent: (1) a material reduction in base salary; (2) a material reduction in the executive’s authority, duties or responsibilities; (3) a material reduction in the authority, duties or responsibilities of the supervisor to whom the executive is required to report (which, with respect to Mr. Lubniewski, includes a change requiring him to report to a corporate officer or employee rather than directly to the Board of Directors); (4) a material breach by the Company of any provision of the Severance Plan or any other material agreement between the executive and the Company concerning the terms and conditions of the executive’s employment; or (5) a relocation of the executive’s principal place of employment to a place that increases the executive’s one-way commute by more than 50 miles.

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

Outstanding Equity Awards at Fiscal Year-End

The following table presents information concerning equity awards held by our named executive officers as of December 31, 2020, granted under the 2001 Plan, the 2011 Plan, the 2014 Plan and the 2020 Plan.

			Option Awards				Stock Awards
Name		Grant Date/Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
John L. Lubniewski		4/26/2011	869	—	32.25	4/26/2021	—	—
		3/08/2012	186	—	32.25	3/08/2022	—	—
		2/01/2013	233	—	32.25	2/01/2023	—	—
		8/06/2013	869	—	32.25	8/06/2023	—	—
		3/20/2014	1,987	—	32.25	3/20/2024	—	—
		12/29/2014	248	—	193.35	12/29/2024	—	—
		2/16/2016	2,333	—	35.40	2/15/2026	—	—
		2/13/2017	1,333	—	28.80	2/13/2027	—	—
	(1)	8/16/2018	4,170	2,496	51.00	8/16/2028	—	—
	(2)	5/23/2019	12,915	7,085	33.30	5/23/2029	—	—
	(3)	8/15/2019	5,004	2,496	14.25	8/15/2029	—	—
	(2)	1/23/2020	17,916	17,917	9.90	1/23/2030	—	—
	(1)	8/20/2020	8,362	71,638	7.20	8/20/2030	—	—
	(4)	8/16/2018	—	—			1,248	63,648
Shaun D. McMeans		3/08/2012	558	—	32.25	3/08/2022	—	—
		2/01/2013	123	—	32.25	2/01/2023	—	—
		8/06/2013	869	—	32.25	8/06/2023	—	—
		3/20/2014	2,020	—	32.25	3/20/2024	—	—
		12/29/2014	155	—	193.35	12/29/2024	—	—
		2/16/2016	1,333	—	35.40	2/15/2026	—	—
		2/13/2017	1,233	—	28.80	2/13/2027	—	—
	(1)	8/16/2018	4,170	2,496	51.00	8/16/2028	—	—
	(3)	8/15/2019	2,118	1,048	14.25	8/15/2029	—	—
	(2)	1/23/2020	7,920	7,913	9.90	1/23/2030	—	—
	(1)	8/20/2020	3,491	29,842	7.20	8/20/2030	—	—
	(4)	8/16/2018	—	—			622	31,722
Byron T. Lawson		10/3/2012	62	—	32.25	10/3/2022
		2/1/2013	13	—	32.25	2/1/2023
		8/6/2013	124	—	32.25	8/6/2023
		3/20/2014	350	—	32.25	3/20/2024
		12/29/2014	124	—	193.35	12/29/2024
		11/25/2015	666	—	76.20	11/25/2025
		5/25/2016	333	—	42.25	5/25/2026
		1/31/2017	666	—	26.25	1/31/2027
	(1)	5/31/2017	294	39	51.90	5/31/2027
		7/25/2017	500	—	35.85	7/25/2027
	(1)	8/16/2018	1,250	750	51.00	8/16/2028
	(3)	8/6/2019	2,894	1,439	20.70	8/6/2029
	(3)	9/12/2019	1,553	780	12.00	9/12/2029
	(2)	1/7/2020	2,328	2,338	11.25	1/7/2030
	(3)	8/20/2020	1,918	16,082	7.20	8/20/2030
	(4)	8/16/2018	—	—			503	25,653

(1)

Stock options vest over four years as follows: 1/16th of the outstanding shares vest at the end of each calendar quarter over a period of approximately four years, subject to the individual’s continued service with us through each vesting date.

(2)

Stock options vest at the end of each month beginning January 30, 2020, with 50% vesting in the first year and 25% vesting in each of years 2 and 3, subject to the individual’s continued service with us through each vesting date.

(3)	Stock options vest in equal monthly installments over a two-year period, subject to the individual’s continued service with us through each vesting date.
(4)

RSUs vest over four years as follows: 1/16th of the award vests at the end of each calendar quarter over a period of approximately four years, subject to the individual’s continued service with us through each vesting date.

Equity Benefit Plans

2020 Equity Incentive Plan

In August 2020, the Company’s stockholders, upon the recommendation of the Company’s Board of Directors, approved the 2020 Equity Incentive Plan (the “2020 Plan”) as a successor to and continuation of the 2014 Plan. As of December 31, 2020, option awards covering an aggregate of 256,602 shares of our common stock and an additional 5,156 RSU awards granted under the 2020 Plan were outstanding.

Stock Awards. The 2020 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other awards.

Share Reserve. Subject to adjustment for certain changes in our capitalization, the aggregate number of shares of our common stock that may be issued under the 2020 Plan will not exceed 744,685 shares, which number is the sum of (i) the number of shares remaining available for the grant of new awards under the 2014 Plan (excluding shares available for the grant of inducement awards under the 2014 Plan’s inducement share pool) as of immediately prior to the effective date of the 2020 Plan; (ii) 676,133 new shares; and (iii) the number of the Prior Plan Returning Shares (as defined below), if any, as such shares become available from time to time.

The “Prior Plan Returning Shares” are shares of our common stock subject to outstanding awards granted under the 2014 Plan (excluding shares available for the granting of inducement awards under the 2014 Plan), the 2011 Plan or 2001 Plan (together, the “Prior Plans,” and each such award, a “Prior Plan Award”) that, following the effective date of the 2020 Plan: (i) are not issued because such award or any portion thereof expires or otherwise terminates without all of the shares covered by such award having been issued; (ii) are not issued because such award or any portion thereof is settled in cash; or (iii) are forfeited back to or repurchased by us because of the failure to meet a contingency or condition required for the vesting of such shares. The number of shares of our common stock available for issuance under the 2020 Plan will be reduced or increased by (i) one share for each share of common stock issued pursuant to an Appreciation Award (as defined in the 2020 Plan), and (ii) 1.5 shares for each share of common stock issued pursuant to a Full Value Award (as defined in the 2020 Plan). The following actions will not result in an issuance of shares of our common stock under the 2020 Plan and accordingly will not reduce the number of shares of our common stock available for issuance under the 2020 Plan: (i) the expiration or termination of any portion of an award granted under the 2020 Plan without the shares covered by such portion of the award having been issued; or (ii) the settlement of any portion of an award granted under the 2020 Plan in cash.

If any shares of our common stock issued pursuant to an award granted under the 2020 Plan are forfeited back to or redeemed or repurchased by us because of the failure to meet a contingency or condition required for the vesting of such shares, then such shares will become available again for issuance under the 2020 Plan.

The following shares of our common stock will not become available again for issuance under the 2020 Plan: (i) any shares that are reacquired or withheld (or not issued) by us to satisfy the exercise or strike price of an award granted under the 2020 Plan or a Prior Plan Award (including any shares subject to such award that are not delivered because such award is exercised through a reduction of shares subject to such award); (ii) any shares that are reacquired or withheld (or not issued) by us to satisfy a tax withholding obligation in connection with an award granted under the 2020 Plan or a Prior Plan Award; (iii) any shares repurchased by us on the open market with the proceeds of the exercise or strike price of an award granted under the 2020 Plan or a Prior Plan Award; and (iv) in the event that a stock appreciation right granted under the 2020 Plan or a stock appreciation right that is a Prior Plan Award is settled in shares, the gross number of shares subject to such award.

Eligibility. All of our (including our affiliates’) employees, non-employee directors and consultants are eligible to participate in the 2020 Plan and may receive all types of awards other than incentive stock options. Incentive stock options may be granted under the 2020 Plan only to our (including our affiliates’) employees.

Administration. The 2020 Plan will be administered by our Board of Directors, which may in turn delegate some or all of the administration of the 2020 Plan to a committee or committees composed of members of the board of directors. Our Board of Directors has delegated concurrent authority to administer the 2020 Plan to our Compensation Committee, but may, at any time, revest in itself some or all of the power delegated to our Compensation Committee. We refer to the plan administrator as the “Plan Administrator” herein.

Subject to the terms of the 2020 Plan, the Plan Administrator may determine the recipients, the types of awards to be granted, the number of shares of our common stock subject to or the cash value of awards, and the terms and conditions of awards granted under the 2020 Plan, including the period of their exercisability and vesting. The Plan Administrator has the authority to provide for accelerated exercisability and vesting of awards. Subject to the limitations set forth below, the Plan Administrator also determines the fair market value applicable to an award and the exercise or strike price of stock options and stock appreciation rights granted under the 2020 Plan.

In addition, the Plan Administrator may delegate to one or more executive officers the authority to designate employees who are not executive officers to be recipients of certain awards and the number of shares of our common stock subject to such awards. Under any such delegation, the Plan Administrator will specify the total number of shares of our common stock that may be subject to the awards granted by such executive officer. The executive officer may not grant an award to himself or herself.

Repricing; Cancellation and Re-Grant of Stock Options or Stock Appreciation Rights. Under the 2020 Plan, unless our stockholders have approved such an action within 12 months prior to such an event, the Plan Administrator does not have the authority to reprice any outstanding stock option or stock appreciation right by (1) reducing the exercise or strike price of the stock option or stock appreciation right, or (2) canceling any outstanding stock option or stock appreciation right that has an exercise or strike price greater than the then-current fair market value of our common stock in exchange for cash or other awards.

Limit on Non-Employee Director Compensation. Pursuant to the 2020 Plan, the aggregate value of all compensation granted or paid, as applicable, by the Company to any individual for service as a non-employee director with respect to any period commencing on the date of the annual meeting of stockholders for a particular year and ending on the day immediately prior to the date of the annual meeting of stockholders for the next subsequent year (the “Annual Period”), including awards granted and cash fees paid by the Company to such non-employee director, will not exceed (i) $400,000 in total value or (ii) in the event such non-employee director is first appointed or elected to the Board of Directors during such Annual Period, $600,000 in total value, in each case calculating the value of any equity awards based on the grant date fair value of such equity awards for financial reporting purposes.

Dividends and Dividend Equivalents. The 2020 Plan provides that dividends or dividend equivalents may be paid or credited with respect to any shares of our common stock subject to an award other than an option or stock appreciation right, as determined by the Plan Administrator and contained in the applicable award agreement; provided, however, that (i) no dividends or dividend equivalents may be paid with respect to any such shares before the date such shares have vested, (ii) any dividends or dividend equivalents that are credited with respect to any such shares will be subject to all of the terms and conditions applicable to such shares under the terms of the applicable award agreement (including any vesting conditions), and (iii) any dividends or dividend equivalents that are credited with respect to any such shares will be forfeited to us on the date such shares are forfeited to or repurchased by us due to a failure to vest.

Stock Options. Stock options may be granted under the 2020 Plan pursuant to stock option agreements. The 2020 Plan permits the grant of stock options that are intended to qualify as ISOs and NSOs.

The exercise price of a stock option granted under the 2020 Plan may not be less than 100% of the fair market value of the common stock subject to the stock option on the date of grant and, in some cases (see “-Limitations on Incentive Stock Options” below), may not be less than 110% of such fair market value.

The term of stock options granted under the 2020 Plan may not exceed ten years from the date of grant and, in some cases (see “-Limitations on Incentive Stock Options” below), may not exceed five years from the date of grant. Except as otherwise provided in a participant’s stock option agreement or other written agreement with us or one of our affiliates, if a participant’s service relationship with us or any of our affiliates (“continuous service” as defined in the 2020 Plan) terminates (other than for cause (as defined in the 2020 Plan) or the participant’s death or disability (as defined in the 2020 Plan)), the participant may exercise any vested stock options for up to three months following the participant’s termination of continuous service. Except as otherwise provided in a participant’s stock option agreement or other written agreement with us or one of our affiliates, if a participant’s continuous service terminates due to the participant’s disability, the participant may exercise any vested stock options for up to 12 months following the participant’s termination due to the participant’s disability. Except as otherwise provided in a participant’s stock option agreement or other written agreement with us or one of our affiliates, if a participant’s continuous service terminates due to the participant’s death (or the participant dies within a specified period following termination of continuous service), the participant’s beneficiary may exercise any vested stock options for up to 18 months following the participant’s death. Except as explicitly provided otherwise in a participant’s stock option agreement or other written agreement with us or one of our affiliates, if a participant’s continuous service is terminated for cause, all stock options held by the participant will terminate upon the participant’s termination of continuous service and the participant will be prohibited from exercising any stock option from and after such termination date. Except as otherwise provided in a participant’s stock option agreement or other written agreement with us or one of our affiliates, the term of a stock option may be extended if a participant’s continuous service terminates for any reason other than for cause and, at any time during the applicable post-termination exercise period, the exercise of the stock option would be prohibited by applicable laws or the sale of any common stock received upon such exercise would violate our insider trading policy. In no event, however, may a stock option be exercised after its original expiration date.

Acceptable forms of consideration for the purchase of our common stock pursuant to the exercise of a stock option under the 2020 Plan will be determined by the Plan Administrator and may include payment: (i) by cash, check, bank draft or money order payable to us; (ii) pursuant to a program developed under Regulation T as promulgated by the Federal Reserve Board; (iii) by delivery to us of shares of our common stock (either by actual delivery or attestation); (iv) by a net exercise arrangement (for NSOs only); or (v) in other legal consideration approved by the Plan Administrator.

Stock options granted under the 2020 Plan may become exercisable in cumulative increments, or “vest,” as determined by the Plan Administrator at the rate specified in the stock option agreement. Shares covered by different stock options granted under the 2020 Plan may be subject to different vesting schedules as the Plan Administrator may determine.

The Plan Administrator may impose limitations on the transferability of stock options granted under the 2020 Plan in its discretion. Generally, a participant may not transfer a stock option granted under the 2020 Plan other than by will or the laws of descent and distribution or, subject to approval by the Plan Administrator, pursuant to a domestic relations order. However, the Plan Administrator may permit transfer of a stock option in a manner that is not prohibited by applicable tax and securities laws. Options may not be transferred to a third-party financial institution for value.

Limitations on Incentive Stock Options. In accordance with current federal tax laws, the aggregate fair market value, determined at the time of grant, of shares of our common stock with respect to ISOs that are exercisable for the first time by a participant during any calendar year under all of our stock plans may not exceed $100,000. The stock options or portions of stock options that exceed this limit or otherwise fail to qualify as ISOs are treated as NSOs. No ISO may be granted to any person who, at the time of grant, owns or is deemed to own stock possessing more than 10% of our total combined voting power unless the following conditions are satisfied:

•	the exercise price of the ISO must be at least 110% of the fair market value of the common stock subject to the ISO on the date of grant; and

•	the term of the ISO must not exceed five years from the date of grant.

Subject to adjustment for certain changes in our capitalization, the aggregate maximum number of shares of our common stock that may be issued pursuant to the exercise of ISOs under the 2020 Plan is 1,495,097 shares.

Stock Appreciation Rights. Stock appreciation rights may be granted under the 2020 Plan pursuant to stock appreciation right agreements. Each stock appreciation right is denominated in common stock share equivalents. The strike price of each stock appreciation right will be determined by the Plan Administrator but will in no event be less than 100% of the fair market value of the common stock subject to the stock appreciation right on the date of grant. The term of stock appreciation rights granted under the 2020 Plan may not exceed ten years from the date of grant. The Plan Administrator may also impose restrictions or conditions upon the vesting of stock appreciation rights that it deems appropriate. The appreciation distribution payable upon exercise of a stock appreciation right may be paid in shares of our common stock, in cash, in a combination of cash and stock, or in any other form of consideration determined by the Plan Administrator and set forth in the stock appreciation right agreement. Stock appreciation rights will be subject to the same conditions upon termination of continuous service and restrictions on transfer as stock options under the 2020 Plan.

Restricted Stock Awards. Restricted stock awards may be granted under the 2020 Plan pursuant to restricted stock award agreements. A restricted stock award may be granted in consideration for cash, check, bank draft or money order payable to us, the participant’s services performed for us, or any other form of legal consideration acceptable to the Plan Administrator. Shares of our common stock acquired under a restricted stock award may be subject to forfeiture to or repurchase by us in accordance with a vesting schedule to be determined by the Plan Administrator. Rights to acquire shares of our common stock under a restricted stock award may be transferred only upon such terms and conditions as are set forth in the restricted stock award agreement. Upon a participant’s termination of continuous service for any reason, any shares subject to restricted stock awards held by the participant that have not vested as of such termination date may be forfeited to or repurchased by us.

Restricted Stock Unit Awards. Restricted stock unit awards may be granted under the 2020 Plan pursuant to restricted stock unit award agreements. Payment of any purchase price may be made in any form of legal consideration acceptable to the Plan Administrator. A restricted stock unit award may be settled by the delivery of shares of our common stock, in cash, in a combination of cash and stock, or in any other form of consideration determined by the Plan Administrator and set forth in the restricted stock unit award agreement. Restricted stock unit awards may be subject to vesting in accordance with a vesting schedule to be determined by the Plan Administrator. Except as otherwise provided in a participant’s restricted stock unit award agreement or other written agreement with us, restricted stock units that have not vested will be forfeited upon the participant’s termination of continuous service for any reason.

Performance Awards. The 2020 Plan allows us to grant performance awards. A performance award is an award that may vest or may be exercised, or that may become earned and paid, contingent upon the attainment of certain performance goals during a performance period. A performance award may require the completion of a specified period of continuous service. The length of any performance period, the performance goals to be achieved during the performance period, and the measure of whether and to what degree such performance goals have been attained will be determined by the Plan Administrator in its discretion. In addition, to the extent permitted by applicable law and the applicable award agreement, the Plan Administrator may determine that cash may be used in payment of performance awards.

Performance goals under the 2020 Plan will be established by the board of directors for a performance period. The performance criteria used to establish such goals may be based on any measure of performance selected by the board of directors.

Performance goals may be based on a Company-wide basis, with respect to one or more business units, divisions, affiliates or business segments, and in either absolute terms or relative to the performance of one or more comparable companies or the performance of one or more relevant indices. Unless specified otherwise by the Plan Administrator (i) in the award agreement at the time the award is granted or (ii) in such other document setting forth the performance goals at the time the performance goals are established, the Plan Administrator will appropriately make adjustments in the method of calculating the attainment of the performance goals for a performance period as follows: (1) to exclude restructuring and/or other nonrecurring charges; (2) to exclude exchange rate effects; (3) to exclude the effects of changes to generally accepted accounting principles; (4) to exclude the effects of any statutory adjustments to corporate tax rates; (5) to exclude the effects of items that are “unusual” in nature or occur “infrequently” as determined under generally accepted accounting principles; (6) to exclude the dilutive effects of acquisitions or joint ventures; (7) to assume that any business divested by the Company achieved performance objectives at targeted levels during the balance of a performance period following such divestiture; (8) to exclude the effect of any change in the outstanding shares of common stock of the Company by reason of any stock dividend or split, stock repurchase, reorganization, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other similar corporate change, or any distributions to common stockholders other than regular cash dividends; (9) to exclude the effects of stock based compensation and the award of bonuses under the Company’s bonus plans; (10) to exclude costs incurred in connection with potential acquisitions or divestitures that are required to be expensed under generally accepted accounting principles; (11) to exclude the goodwill and intangible asset impairment charges that are required to be recorded under generally accepted accounting principles; (12) to exclude the effect of any other unusual, non-recurring gain or loss or other extraordinary item; and (13) to exclude the effects of the timing of acceptance for review and/or approval of submissions to the U.S. Food and Drug Administration or any other regulatory body.

In addition, the Plan Administrator retains the discretion to define the manner of calculating the performance criteria it selects to use for a performance period and to reduce, increase or eliminate the compensation or economic benefit due upon the attainment of any performance goal.

Other Awards. Other forms of awards valued in whole or in part by reference to, or otherwise based on, our common stock, may be granted either alone or in addition to other awards under the 2020 Plan; provided that any such award will be treated as a Full Value Award. Subject to the terms of the 2020 Plan, the Plan Administrator will have sole and complete authority to determine the persons to whom and the time or times at which such other awards will be granted, the number of shares of our common stock to be granted and all other terms and conditions of such other awards.

Clawback Policy. Awards granted under the 2020 Plan will be subject to recoupment in accordance with any clawback policy that we are required to adopt pursuant to the listing standards of any national securities exchange or association on which our securities are listed or as is otherwise required by the Dodd-Frank Wall Street Reform and Consumer Protection Act or other applicable law, and any other clawback policy that the Company adopts. In addition, the board of directors may impose such other clawback, recovery or recoupment provisions in an award agreement as the board of directors determines necessary or appropriate, including but not limited to a reacquisition right in respect of previously acquired shares of common stock or other cash or property upon the occurrence of cause.

Changes to Capital Structure. In the event of certain capitalization adjustments, the Plan Administrator will appropriately and proportionately adjust: (i) the class(es) and maximum number of shares of our common stock subject to the 2020 Plan; (ii) the class(es) and maximum number of shares of our common stock that may be issued pursuant to the exercise of ISOs; and (iii) the class(es) and number of shares of our common stock and the exercise, strike or purchase price per share of our common stock subject to outstanding awards.

Corporate Transaction and Change in Control. The following applies to each outstanding award under the 2020 Plan in the event of a corporate transaction (as defined in the 2020 Plan and described below) or a change in control (as defined in the 2020 Plan and described below), unless provided otherwise in the applicable award agreement or in any other written agreement between a participant and the Company or an affiliate. The term “Transaction” will mean such corporate transaction or change in control.

In the event of a Transaction, any awards outstanding under the 2020 Plan may be assumed, continued or substituted for by any surviving or acquiring corporation (or its parent company) (such entity, the “acquiring entity”), and any reacquisition or repurchase rights held by us with respect to the award may be assigned to the acquiring entity. If the acquiring entity does not assume, continue or substitute for such awards, then with respect to any such awards that are held by participants whose continuous service has not terminated prior to the effective time of the Transaction (such participants, the “current participants”), the vesting (and exercisability, if applicable) of such awards will be accelerated in full to a date prior to the effective time of the Transaction (contingent upon the effectiveness of the Transaction), and such awards will terminate if not exercised (if applicable) at or prior to the effective time of the Transaction, and any reacquisition or repurchase rights held by us with respect to such awards will lapse (contingent upon the effectiveness of the Transaction). With respect to the vesting of performance awards that will accelerate upon the occurrence of a Transaction, unless otherwise provided in the relevant award agreement, the vesting of such performance awards will accelerate at 100% of the target level upon the occurrence of the Transaction. If the acquiring entity does not assume, continue or substitute for such awards, then any such awards that are held by persons other than current participants will terminate if not exercised (if applicable) at or prior to the effective time of the Transaction, except that any reacquisition or repurchase rights held by us with respect to such awards will not terminate and may continue to be exercised notwithstanding the Transaction.

In the event an award will terminate if not exercised at or prior to the effective time of a Transaction, the Plan Administrator may provide that the holder of such award may not exercise such award but instead will receive a payment equal in value to the excess, if any, of (i) the value of the property the participant would have received upon the exercise of the award, over (ii) any exercise price payable by such holder in connection with such exercise.

Under the 2020 Plan, a “corporate transaction” generally means the consummation of any one or more of the following events: (1) a sale or other disposition of all or substantially all of our assets; (2) a sale or other disposition of at least 50% of our outstanding securities; (3) a merger, consolidation or similar transaction where we do not survive the transaction; or (4) a merger, consolidation or similar transaction where we do survive the transaction but the shares of our common stock outstanding immediately before such transaction are converted or exchanged into other property by virtue of the transaction.

Under the 2020 Plan, a “change in control” generally means the occurrence of any one or more of the following events: (1) the acquisition by any person, entity or group of our securities representing more than 50% of the combined voting power of our then outstanding securities, other than by virtue of a merger, consolidation, or similar transaction; (2) a consummated merger, consolidation or similar transaction in which our stockholders immediately before such transaction do not own, directly or indirectly, more than 50% of the combined voting power of the surviving entity (or the parent of the surviving entity) in substantially the same proportions as their ownership immediately prior to such transaction; or (3) a consummated sale, lease, exclusive license or other disposition of all or substantially all of our assets, other than to an entity, more than 50% of the combined voting power of which is owned by our stockholders in substantially the same proportions as their ownership of our outstanding voting securities immediately prior to such transaction.

Plan Amendments and Termination. The Plan Administrator will have the authority to amend or terminate the 2020 Plan at any time. However, except as otherwise provided in the 2020 Plan, no amendment or termination of the 2020 Plan may materially impair a participant’s rights under his or her outstanding awards without the participant’s consent. We will obtain stockholder approval of any amendment to the 2020 Plan as required by applicable law and listing requirements.

2014 Equity Incentive Plan

Our Board of Directors adopted the 2014 Plan in December 2014 and our stockholders approved the 2014 Plan in April 2015. The 2014 Plan became effective on May 5, 2015 in connection with our initial public offering. In August 2020, upon the effective date of the 2020 Plan, the 2014 Plan ceased to be available for new grants of equity awards, and any shares remaining available for issuance under the 2014 Plan (excluding shares available for the granting of inducement awards under the 2014 Plan’s inducement share pool) became available for issuance under the 2020 Plan.

Share Reserve. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2014 Plan was the sum of (1) 61,707 shares, plus (2) the number of shares (not to exceed 40,587 shares) (i) reserved for issuance under our 2011 Plan at the time the 2014 Plan became effective, and (ii) any shares subject to outstanding stock options or other stock awards that were granted under our 2011 Plan or 2001 Plan that, on or after the effective date of the 2014 Plan, are forfeited, terminate, expire or are otherwise not issued. Additionally, the number of shares of our common stock reserved for issuance under the 2014 Plan automatically increased on January 1 of each year, beginning on January 1, 2016 and continuing through and including January 1, 2020, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our Board of Directors. The maximum number of shares of our common stock that may be issued upon the exercise of ISOs under the 2014 Plan is 120,000 shares.

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

In May 2019, 13,333 shares were reserved for issuance under the 2014 Plan pursuant to an amendment approved by our Board of Directors pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules, to be used exclusively for the grant of awards to individuals who were not previously employees or non-employee directors of the Company, as inducement material to the individuals’ entering into employment (“Inducement Awards”).

As of December 31, 2020, option awards covering an aggregate of 210,935 shares of our common stock, including 2,332 inducement awards, and an additional 7,058 RSU awards have been granted under the 2014 Plan and were outstanding.

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

2011 Equity Incentive Plan

General. Our Board of Directors and our stockholders approved our 2011 Plan in March 2011. The 2011 Plan was subsequently amended by our Board of Directors and our stockholders, most recently in February 2014. The 2011 Plan is the successor to and continuation of our 2001 Plan. As of December 31, 2020, option awards under the 2011 Plan covering an aggregate of 19,617 shares of our common stock were outstanding. No additional awards will be granted under the 2011 Plan and all outstanding awards granted under the 2011 Plan that are repurchased, forfeited, expire or are cancelled will become available for grant under the 2020 Plan in accordance with its terms. Our Board of Directors, or a duly authorized committee thereof, has the authority to administer the 2011 Plan. Our Board of Directors may also delegate certain authority to one or more of our officers. The plan administrator has the authority to modify outstanding awards under our 2011 Plan, including the authority to reduce the exercise, purchase or strike price of any outstanding stock award, cancel any outstanding stock award in exchange for new stock awards, cash or other consideration, or take any other action that is treated as a repricing under generally accepted accounting principles, with the consent of any adversely affected participant.

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

2001 Stock Option Plan

Our Board of Directors and our stockholders approved our 2001 Plan, which became effective in February 2001. The 2001 Plan terminated and no further awards were granted under the 2001 Plan upon the effective date of the 2011 Plan. As of December 31, 2020, option awards under the 2001 Plan covering an aggregate of 73 shares of our common stock were outstanding.

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

The ESPP initially authorized the issuance of 7,388 shares of our common stock pursuant to purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our common stock reserved for issuance automatically increases on January 1 of each calendar year, from January 1, 2016 through January 1, 2024 by the least of (1) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (2) 13,000 shares, or (3) a number determined by our Board of Directors that is less than (1) and (2).

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

401(k) Plan

We maintain a tax-qualified retirement plan that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. All participants’ interests in their deferrals are 100% vested when contributed. In 2020, we made no matching contributions into the 401(k) plan. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan, and all contributions are deductible by us when made.

Director Compensation

The following table sets forth in summary form information concerning the compensation that we paid or awarded during the year ended December 31, 2020 to each of our non-employee directors as well as our former Executive Chairman:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Ann F. Hanham	74,038	27,600	101,638
Michelle R. Griffin	56,000	27,600	83,600
Harry A. George	42,500	27,600	70,100
Donnie M. Hardison	47,000	27,600	74,600
James T. LaFrance	47,019	27,600	74,619
Lee R. McCracken	45,519	27,600	73,119
Timothy B. Johnson	100,000	28,800	128,800

(1)

As of December 31, 2020, the aggregate number of outstanding options to purchase our common stock held by our non-employee directors were: Dr. Hanham: 6,398, Ms. Griffin: 5,999, Mr. George: 6,532; Mr. Hardison: 6,798; Mr. LaFrance: 6,798; Mr. McCracken: 6,798; and Mr. Johnson 32,975, in addition to 2,187 outstanding RSU awards. The dollar amounts in this column represent the aggregate grant date fair value of stock option awards granted in 2020. These amounts have been computed in accordance with FASB ASC Topic 718, using the Black-Scholes option pricing model. For further discussion of valuation assumptions, see Note 14 “Stockholders’ Equity” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Pursuant to our non-employee director compensation policy, non-employee director compensation for service on our Board of Directors was as follows as of January 1, 2020:

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
•

an automatic annual option grant to purchase 666 shares of our common stock and an automatic RSU award for 166 shares of our common stock for each non-employee director who is serving on the board of directors on the date of each annual stockholder meeting and who has served as a member of our Board of Directors for a minimum of six months, in each case vesting on the earliest to occur of (i) the date that is 12 months following the grant date and (ii) the following year’s annual stockholder meeting; and

•

upon first joining our Board of Directors an automatic initial option grant to purchase 1,666 shares of our common stock on the date of grant. One-third of the shares will vest twelve months after the date of grant and the remaining shares will vest monthly in equal installments over a two-year period thereafter such that the stock option is fully vested on the third anniversary of the date of grant. A director who, in the one year prior to his or her initial election to serve on the board of directors as a non-employee director, served as an employee of the company will not be eligible for an initial grant.

In June 2020, the non-employee director compensation policy was amended and restated, as a result of an analysis conducted by third-party independent consultants, such that non-employee director compensation for service on our Board of Directors is now as follows:

•	an annual cash retainer of $35,000;
•	an additional annual cash retainer of $30,000 for service as Chair of our Board of Directors;
•	an additional annual cash retainer of $15,000, $12,000 and $10,000 for service as the chair of our Audit Committee, Compensation Committee and Nominating and Governance Committee, respectively;

•	an additional annual cash retainer of $7,500, $6,000 and $5,000 for service as member of our Audit Committee, Compensation Committee and Nominating and Governance Committee, respectively;
•

an automatic annual option grant to purchase 4,000 shares of our common stock for each non-employee director who is serving on our Board of Directors on the date of each annual stockholder meeting and who has served as a member of our Board of Directors for a minimum of six months, in each case vesting on the earliest to occur of (i) the date that is 12 months following the grant date and (ii) the following year’s annual stockholder meeting; and

•

upon first joining our Board of Directors an automatic initial option grant to purchase 8,000 shares of our common stock on the date of grant. One-third of the shares will vest twelve months after the date of grant and the remaining shares will vest monthly in equal installments over a two-year period thereafter such that the stock option is fully vested on the third anniversary of the date of grant. A director who, in the one year prior to his or her initial election to serve on the board of directors as a non-employee director, served as an employee of the company will not be eligible for an initial grant.

Each of the option grants described above will vest and become exercisable subject to the director’s continuous service with us through each applicable vesting date, provided that each option will vest in full upon a change of control, as defined under the 2020 Plan. The stock options will be granted under the 2020 Plan, the terms of which are described in more detail above under “– Equity Benefit Plans – 2020 Equity Incentive Plan.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2020.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders:
2001 Stock Option Plan	73	$64.50	—
2011 Equity Incentive Plan	19,617	45.74	—
2014 Equity Incentive Plan (1) (2)	215,661	26.64	—
2014 Employee Stock Purchase Plan (3)	—	N/A	24,922
2020 Equity Incentive Plan	261,758	7.04	513,619
Equity compensation plans not approved by security holders (4)	2,332	14.25	—
Total	499,441		538,541

(1)

On January 1 of each year from January 1, 2016 through and including January 1, 2020, the number of shares authorized for issuance under the 2014 Plan was automatically increased by a number equal to 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares determined by our Board of Directors. On January 1, 2020, the available shares for purchase under the 2014 Plan was increased by 154,907 shares. Upon adoption of the 2020 Plan in August 2020, there will no longer be an annual authorized share increase.

(2)

The number of shares to be issued upon exercise of outstanding options, RSUs, warrants and rights under the 2014 Equity Incentive Plan includes 7,058 outstanding RSU awards. The number of shares to be issued upon exercise of outstanding options, RSUs, warrants and rights under the 2020 Plan includes 5,156 outstanding RSU awards. These shares have been excluded from weighted-average exercise price in column (b) above.

(3)

On January 1 of each year from January 1, 2016 through and including January 1, 2024, the number of shares authorized for issuance under our ESPP is automatically increased by a number equal to the least of: (a) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; (b) 13,000 shares; and (c) a number determined by the board of directors that is less than the amounts set forth in the foregoing clauses (a) and (b). On January 1, 2020, the available shares for purchase under our ESPP was increased by 13,000 shares.

(4)

In May 2019, 13,333 shares of our common stock were reserved for issuance under the 2014 Equity Incentive Plan pursuant to an amendment approved by our Board of Directors pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules, to be used exclusively for the grant of awards to individuals who were not previously employees or non-employee directors, as inducement material to the individuals’ entering into employment with us. As of December 31, 2020, there were no Inducement Awards available for issuance.

Principal Stockholders

The following table sets forth certain information regarding the ownership of the Company’s common stock as of February 26, 2021 by: (i) each director; (ii) each of our executive officers named in the Summary Compensation Table above; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.

The table is based upon information supplied by officers, directors and principal stockholders, Schedules 13G filed with the SEC and other sources believed to be reliable by us. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 6,104,331 shares outstanding on February 26, 2021, adjusted as required by rules promulgated by the SEC. Unless otherwise indicated, the address for each person or entity listed in the table is c/o HTG Molecular Diagnostics, Inc., 3430 E. Global Loop, Tucson, Arizona 85706.

	Common Stock Beneficially Owned
Name and address of beneficial owner	Shares	Percentage
Greater than 5% stockholders

Laurence W. Lytton (1)	484,412	7.9%
467 Central Park West
New York, NY 10025
Cowen Prime Advisors (2)	441,918	7.2%
599 Lexington Avenue, Floor 21
New York, NY 10022
Nantahala Capital Management, LLC (3)	363,622	6.0%
130 Main Street 2nd Floor
New Canaan, CT 06840
Samjo Capital, LLC, Samjo Management, LLC and Andrew N. Wiener (4)	381,713	6.3%
1345 Avenue of the Americas, 3rd Floor
New York, NY 10105
Directors and named executive officers
John L. Lubniewski (5)	81,859	1.3%
Shaun D. McMeans (6)	37,601	*
Byron Lawson (7)	19,115	*
Ann Hanham (8)	2,884	*
Harry A. George (9)	14,757	*
Michelle R. Griffin (10)	1,943	*
Donnie M. Hardison (11)	3,631	*
James T. LaFrance (12)	3,631	*
Lee McCracken (13)	3,131	*
All current executive officers and directors as a group (9 persons) (14)	168,552	2.7%

*	Represents beneficial ownership of less than one percent.
(1)	Laurence W. Lytton may be deemed to be the beneficial owner of 484,412 shares of the Company’s common stock. This information is based on the Schedule 13G filed on February 16, 2021 with the SEC.

(2)

Cowen Prime Advisors (“CPA”), a division of Cowen Prime Services LLC Cowen Prime Advisors (“CPA”), a division of Cowen Prime Services LLC (“CPS”) is a registered investment adviser under the Investment Advisers Act of 1940. CPS is also registered as a broker-dealer with the SEC, as an Introducing Broker with the CFTC, a member of FINRA and a member of NFA. In its role as investment adviser, CPA possesses discretionary investment authority to determine the identity and amount of securities to be bought and sold, including 441,918 shares of the Company’s common stock. These securities are owned by various clients, who have retained sole proxy voting authority over all of the shares. However, CPA has sole authority to dispose of the position as appropriate. CPA reported the total number of shares beneficially owned by CPA as discretionary investment manager in the Information Table filed by CPA as part of its fourth quarter 2020 Form 13F filing. Andrew N. Wiener, one of the portfolio managers of the CPA Samjo Investment Program (“SI”), is also the sole Managing Member of Samjo Capital, LLC and Samjo Management, LLC which serve as the General Partner and Management Company, respectively, of Samjo Partners, LP, an investment partnership (hedge fund) and HAFF Partners LP, a family investment partnership, both of which employ investment strategies that are similar to those employed in the CPA SI program. Samjo Capital, LLC, Samjo Management, LLC, Samjo Partners, LP and HAFF Partners LP are not affiliated with CPA. Mr. Wiener, along with his fellow CPA SI portfolio managers identified below, is responsible for the decision to invest client accounts of CPA SI in shares of this issuer. In addition to Mr. Wiener’s portfolio management responsibilities for CPA SI, Mr. Wiener may invest, and from time to time has, invested assets of his non-CPA clients in shares of this same issuer. However, because these non-CPA clients are an unaffiliated outside business activity of Mr. Wiener over which CPA has no control or other relationship, CPA does not make joint filings with respect to any shares of the issuer held by any non-CPA clients. To the best of CPA’s knowledge and belief, Mr. Wiener reports the ownership of shares by such non-CPA clients separately to the extent required and is identified as the reporting person. This information is based on the Schedule 13G filed on February 4, 2020 with the SEC and the Schedule 13G-HR filed on January 27, 2021 with the SEC.

(3)

Nantahala Capital Management, LLC may be deemed to be the beneficial owner of 363,622 shares of Company’s common stock held by funds and separately managed accounts under its control, and as the managing members of Nantahala Capital Management, LLC, each of Wilmot B. Harkey and Daniel Mack may be deemed to be a beneficial owner of these shares. This information is based on the Schedule 13G filed on February 16, 2021 with the SEC.

(4)

Samjo Capital, LLC and Samjo Management, LLC, Delaware limited liability companies and Andrew N. Wiener, as sole managing member of these entities have reported shared voting power over 381,713 shares of the Company’s common stock. This information is based on the Schedule 13G filed on February 11, 2021 with the SEC.

(5)	Includes 72,603 shares that Mr. Lubniewski has the right to acquire from us within 60 days of February 28, 2020 pursuant to the exercise of stock options and the vesting of RSUs.
(6)	Includes 30,452 shares that Mr. McMeans has the right to acquire from us within 60 days of February 28, 2020 pursuant to the exercise of stock options and the vesting of RSUs.
(7)	Includes 16,689 shares that Mr. Lawson has the right to acquire from us within 60 days of February 28, 2020 pursuant to the exercise of stock options and the vesting of RSUs.
(8)	Includes 2,398 shares that Dr. Hanham has the right to acquire from us within 60 days of February 28, 2020 pursuant to the exercise of stock options.
(9)

Consists of (i) 9,624 shares beneficially owned by Solstice Capital II LP and (ii) 2,532 shares that Mr. George has the right to acquire from us within 60 days of February 28, 2020 pursuant to the exercise of stock options. Mr. George is the managing member of Solstice Capital II LP and has joint voting and investment power over the shares held by Solstice Capital II LP.

(10)	Includes 1,777 shares that Ms. Griffin has the right to acquire from us within 60 days of February 28, 2020 pursuant to the exercise of stock options.
(11)	Includes 2,798 shares that Mr. Hardison has the right to acquire from us within 60 days of February 28, 2020 pursuant to the exercise of stock options.
(12)	Includes 2,798 shares that Mr. LaFrance has the right to acquire from us within 60 days of February 28, 2020 pursuant to the exercise of stock options.
(13)	Includes 2,798 shares that Mr. McCracken has the right to acquire from us within 60 days of February 28, 2020 pursuant to the exercise of stock options.
(14)	The number of shares beneficially owned consists of (a) the shares described in Notes (5) through (13).

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

The following sections summarize transactions since January 1, 2019 to which we have been a party, in which the amount involved in the transaction exceeded the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation” and “Director Compensation.”

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

Director Independence

Our Board of Directors has determined that all of our directors other than Mr. Lubniewski are independent directors, as defined by Rule 5605(a)(2) of the Nasdaq Listing Rules. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our Board of Directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Item 14. Principal Accounting Fees and Services.

The following table summarizes the fees of BDO USA, LLP, our independent registered public accounting firm, for 2020 and 2019.

	December 31,
	2020	2019
Fee Category
Audit fees (1)	$501,000	$581,796
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$501,000	$581,796

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

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 19, 2020).

3.3

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 0001-37369), filed with the SEC on February 26, 2020).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 12, 2015).

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Form of Common Stock Certificate of the Registrant.

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

Exhibit Number	Description
4.13	Description of Capital Stock

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

10.8+

Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the HTG Molecular Diagnostics, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-248207), filed with the Commission on August 20, 2020).

10.9+

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the HTG Molecular Diagnostics, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-248207), filed with the Commission on August 20, 2020).

10.10+

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

10.12+	HTG Molecular Diagnostics, Inc. Amended and Restated Non-Employee Director Compensation Policy.

10.13+	HTG Molecular Diagnostics, Inc. Severance and Change in Control Plan.

10.14+

Employment Agreement, dated April 1, 2019, by and between John L. Lubniewski and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 2, 2019).

10.15+

Employment Agreement, dated July 28, 2019, by and between Shaun D. McMeans and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37369), filed with the SEC on November 12, 2019).

10.16+

Employment Agreement, dated July 28, 2019, by and between Byron Lawson and the Registrant (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K (File No. 001-37369), filed with the SEC on March 25, 2020).

Exhibit Number	Description
10.17*

Standard Commercial-Industrial Multi Tenant Triple Net Lease dated July 11, 2008 by and between the Registrant and Pegasus Properties LP (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-201313), originally filed with the SEC on December 30, 2014).

10.18	Second Amendment to Lease Agreement (Suite 300 – Laboratory), dated December 8, 2020, by and between the Registrant and Pegasus Properties, L.P.

10.19

Second Amendment to Lease Agreement (Suite 100 - Administration - to include Suite 200), dated January 28, 2019, by and between Pegasus Properties, L.P. and the Registrant (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 7, 2019).

10.20	Third Amendment to Lease Agreement (Suite 100 – Administration), dated December 8, 2020, by and between the Registrant and Pegasus Properties, L.P.

10.21

Controlled Equity OfferingSM Sales Agreement, dated as of November 14, 2019, by and between HTG Molecular Diagnostics, Inc. and Cantor Fitzgerald & Co (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 15, 2019).

10.22

Loan and Security Agreement dated June 24, 2020, by and among the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37369), filed with the SEC on June 24, 2020).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
*	We have received confidential treatment for certain portions of this agreement. Omitted portions have been filed separately with the SEC.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HTG Molecular Diagnostics, Inc.

Date: March 25, 2021	By:	/s/ John L. Lubniewski
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John L. Lubniewski	President and Chief Executive Officer and Director	March 25, 2021
John L. Lubniewski

/s/ Shaun D. McMeans	Senior Vice President and Chief Financial Officer	March 25, 2021
Shaun D. McMeans

/s/ Laura L. Godlewski	Vice President of Finance and Principal Accounting Officer	March 25, 2021
Laura L. Godlewski

/s/ Ann F. Hanham	Chair of Board of Directors	March 25, 2021
Ann F. Hanham

/s/ Harry A. George	Director	March 25, 2021
Harry A. George

/s/ Michelle R. Griffin	Director	March 25, 2021
Michelle R. Griffin

/s/ Donnie M. Hardison	Director	March 25, 2021
Donnie M. Hardison

/s/ James T. LaFrance	Director	March 25, 2021
James T. LaFrance

/s/ Lee R. McCracken	Director	March 25, 2021
Lee R. McCracken