Form 10-Q
period 2021-03-31
HTG MOLECULAR DIAGNOSTICS, INC
filed 2021-05-13
CIK 1169987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 7, 2021, the registrant had 6,272,722 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$21,777,687	$22,397,812
Short-term investments available-for-sale, at fair value	8,987,844	6,298,075
Accounts receivable	1,250,048	1,588,767
Inventory, net of allowance of $23,654 at March 31, 2021 and $26,052 at December 31, 2020	1,602,874	1,492,126
Prepaid expenses and other	1,530,203	1,094,273
Total current assets	35,148,656	32,871,053

Operating lease right-of-use assets	349,074	1,009,097
Property and equipment, net	1,124,258	1,227,402
Other non-current assets	5,853	90,356
Total assets	$36,627,841	$35,197,908

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,352,837	$1,348,762
Accrued liabilities	1,114,810	1,459,878
Contract liabilities – current	493,869	185,083
NuvoGen obligation – current	479,403	512,729
Current portion of long-term debt	4,501,741	3,022,139
Operating lease liabilities – current	373,946	685,220
Other current liabilities	20,293	22,563
Total current liabilities	8,336,899	7,236,374
NuvoGen obligation - non-current, net of discount	4,354,839	4,479,396
Long-term debt, net of current portion, discount and debt issuance costs	7,046,617	8,568,308
Operating lease liabilities - non-current	—	368,682
Other non-current liabilities	49,424	60,488
Total liabilities	19,787,779	20,713,248
Commitments and Contingencies (Note 15)
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 23,770 shares authorized, issued and outstanding at March 31, 2021 and December 31, 2020	24	24
Common stock, $0.001 par value; 26,666,667 shares authorized at March 31, 2021 and December 31, 2020, 6,259,257 shares issued and outstanding at March 31, 2021 and 5,199,997 shares issued and outstanding at December 31, 2020	6,259	5,200
Additional paid-in-capital	212,866,206	205,661,999
Accumulated other comprehensive income	3,741	5,298
Accumulated deficit	(196,036,168)	(191,187,861)
Total stockholders’ equity	16,840,062	14,484,660
Total liabilities and stockholders' equity	$36,627,841	$35,197,908

See notes to the unaudited condensed consolidated financial statements

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Product and product-related services	$1,435,146	$1,988,137
Collaborative development services	—	237,337
Total revenue	1,435,146	2,225,474

Operating expenses:
Cost of product and product-related services revenue	785,200	1,015,492
Selling, general and administrative	3,859,619	4,675,263
Research and development	1,372,040	1,926,275
Total operating expenses	6,016,859	7,617,030
Operating loss	(4,581,713)	(5,391,556)

Other income (expense):
Interest expense	(270,357)	(225,330)
Interest income	6,212	141,896
Other income	—	22,268
Total other expense	(264,145)	(61,166)
Net loss before income taxes	(4,845,858)	(5,452,722)
Provision for income taxes	(2,449)	(5,176)
Net loss	$(4,848,307)	$(5,457,898)
Net loss per share, basic and diluted	$(0.80)	$(1.27)
Shares used in computing net loss per share, basic and diluted	6,040,752	4,304,529

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(4,848,307)	$(5,457,898)
Other comprehensive income (loss), net of tax effect:
Unrealized gain on short-term investments	—	47,697
Foreign currency translation adjustment	(1,557)	5,497
Total other comprehensive income (loss)	(1,557)	53,194
Comprehensive loss	$(4,849,864)	$(5,404,704)

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at January 1, 2021	23,770	$24	5,199,997	$5,200	$205,661,999	$5,298	$(191,187,861)	$14,484,660
Stock-based compensation expense	—	—	—	—	337,823	—	—	337,823
Release of restricted stock awards	—	—	1,390	1	—	—	—	1
Net share settlement of restricted stock award	—	—	(250)	—	(1,197)	—	—	(1,197)
Employee stock purchase plan expense	—	—	—	—	13,115	—	—	13,115
Issuance of common stock from ATM offering, net of commissions of approximately $0.2 million	—	—	1,058,045	1,058	6,854,140	—	—	6,855,198
Exercise of stock options	—	—	75	—	326	—	—	326
Net loss	—	—	—	—	—	—	(4,848,307)	(4,848,307)
Foreign currency translation adjustment	—	—	—	—	—	(1,557)	—	(1,557)
Balance at March 31, 2021	23,770	$24	6,259,257	$6,259	$212,866,206	$3,741	$(196,036,168)	$16,840,062

Balance at January 1, 2020	-	$-	3,872,682	$3,873	$194,288,368	$(4,964)	$(170,317,643)	$23,969,634
Stock-based compensation expense	—	—	—	—	415,256	—	—	415,256
Release of restricted stock awards	—	—	2,396	2	34	—	—	36
Net share settlement of restricted stock award	—	—	(751)	(1)	(7,051)	—	—	(7,052)
Employee stock purchase plan expense	—	—	—	—	5,379	—	—	5,379
Issuance of common stock from ATM offering, net of commissions and issuance costs of approximately $0.2 million	—	—	293,271	293	2,435,619	—	—	2,435,912
Issuance of Series A convertible preferred stock in private placement, net of issuance costs of $37,000	10,170	10	—	—	562,945	—	—	562,955
Issuance of Series A convertible preferred stock in exchange for outstanding common stock	41,100	41	—	—	2,424,859	—	—	2,424,900
Cancellation of common stock received in exchange for Series A convertible preferred stock	—	—	(274,000)	(274)	(2,424,626)	—	—	(2,424,900)
Exercise of pre-funded warrants	—	—	211,784	212	31,556	—	—	31,768
Issuance of common stock in connection with LP Purchase Agreement	—	—	41,026	41	(41)	—	—	—
Transaction costs incurred in connection with LP Purchase Agreement	—	—	—	—	(96,000)	—	—	(96,000)
Net loss	—	—	—	—	—	—	(5,457,898)	(5,457,898)
Unrealized gain on short-term investments	—	—	—	—	—	47,697	—	47,697
Foreign currency translation adjustment	—	—	—	—	—	5,497	—	5,497
Balance at March 31, 2020	51,270	$51	4,146,408	$4,146	$197,636,298	$48,230	$(175,775,541)	$21,913,184

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(4,848,307)	$(5,457,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	197,951	348,633
Accretion of discount on NuvoGen obligation	(3,106)	(3,430)
Provision for excess inventory	4,836	6,947
Amortization of QNAH Convertible Note issuance costs	—	3,364
Amortization of MidCap Credit Facility discount and issuance costs	—	42,441
Amortization of SVB Term Loan discount and issuance costs	123,010	—
Stock-based compensation expense	337,824	415,292
Employee stock purchase plan expense	13,115	5,379
Non-cash operating lease expense	151,831	151,726
Accrued interest on available-for-sale securities investments	(3,600)	(74,101)
Loss on abandonment and disposal of assets, net	178,925	49,226
Changes in operating assets and liabilities:
Accounts receivable	56,997	1,961,707
Inventory	(115,584)	(375,178)
Prepaid expenses and other	(401,597)	139,508
Deferred offering costs	—	140,320
Accounts payable	145,309	(410,806)
Accrued liabilities	(336,973)	(668,667)
Contract liabilities	302,357	(18,794)
Operating lease liabilities	(156,249)	(186,220)
Net cash used in operating activities	(4,353,261)	(3,930,551)
Investing activities
Purchase of property and equipment	(98,509)	(25,231)
Maturities of available-for-sale securities	6,300,000	8,250,000
Purchase of available-for-sale securities	(8,986,169)	(4,272,298)
Net cash provided by (used in) investing activities	(2,784,678)	3,952,471
Financing activities
Proceeds from ATM Offering, net of commissions of $0.2 million	6,855,198	2,435,912
Proceeds from Series A convertible preferred stock in private placement	—	600,030
Payments on NuvoGen obligation	(154,777)	(287,997)
Proceeds from exercise of pre-funded warrants	—	31,768
Payments on financing leases	(6,905)	(11,833)
Proceeds from exercise of stock options	326	—
Taxes paid for net share settlement of restricted stock awards	(1,197)	(7,052)
Payments on Insurance Note	(165,099)	—
Net cash provided by financing activities	6,527,546	2,760,828

Effect of exchange rates on cash	(9,732)	1,201

Increase (decrease) in cash, cash equivalents and restricted cash	(620,125)	2,783,949
Cash, cash equivalents and restricted cash at beginning of period	22,397,812	10,889,995
Cash, cash equivalents and restricted cash at end of period	$21,777,687	$13,673,944

Supplemental disclosure of noncash investing and financing activities
Fixed asset purchases payable and accrued at period end	$10,738	$289,838
Issuance of Series A convertible preferred stock in exchange for outstanding common stock	—	2,424,900
Series A convertible preferred stock in private placement, costs payable and accrued at period end	—	37,075
Issuance of common stock in connection with LP Purchase Agreement	—	615
LP Purchase Agreement, costs payable and accrued at period end	—	96,000
Supplemental cash flow information
Cash paid for interest	$146,161	$164,005
Cash paid for taxes	90	—

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business, Basis of Presentation and Principles of Consolidation

HTG Molecular Diagnostics, Inc. (the “Company”) is a provider of instruments, reagents and services for molecular profiling applications. The Company derives revenue from sales of its HTG EdgeSeq instrument system and integrated next-generation sequencing-based (“NGS-based”) HTG EdgeSeq assays, from sample processing and custom research use only (“RUO”) assay design services and from collaborative development services.

The Company operates in one segment and its customers are located primarily in the United States and Europe. For the three months ended March 31, 2021, approximately 41% of the Company’s revenue was generated from sales originated by customers located outside of the United States, compared with 32% for the three months ended March 31, 2020.

COVID-19 Pandemic

The full impact of the COVID-19 pandemic (“COVID-19”) continues to evolve as of the date of this report and management continues to actively monitor the potential impact of the global situation on its financial condition, liquidity and future results of operations, suppliers, industry and workforce. Given the ongoing evolution of COVID-19, including resurgences in many areas of the world and the global responses to curb its spread, the Company is not able to fully estimate the effects of COVID-19 on its results of operations, financial condition or liquidity.

The Company experienced a significant slowing of product and product-related services revenue generation beginning in March 2020 and believes that while it experienced some recovery in the later part of 2020, this impact will continue to be seen at some level at least through the first half of 2021. The extent of this impact has varied from customer to customer depending upon how they have been directly or indirectly impacted by local stay-at-home orders and other social distancing measures, prioritization by those customers as the immediate impacts of the pandemic have passed, and the workforce and supplier impacts that COVID-19 has had on each customer. The Company believes it will continued to be impacted by COVID-19 as ongoing concerns regarding the pandemic continue to disrupt the Company’s business and the businesses of its vendors, partners and customers, and as shipping and manufacturing resources are prioritized throughout the world to fight the continued spread of the pandemic.

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to COVID-19. On April 21, 2020, the Company received proceeds from a loan pursuant to the Paycheck Protection Program (“PPP”) of the CARES Act (the “PPP Loan”) in the amount of $1.7 million from Silicon Valley Bank (“SVB”), as lender (see Note 8). All or a portion of the PPP Loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon application and documentation by the company of expenditures in accordance with the SBA requirements. The Company applied for full forgiveness of the PPP Loan in October 2020. However, there can be no assurance given that the Company will obtain forgiveness of the PPP Loan in whole or in part.

In December 2020, the Consolidated Appropriations Act (the “Appropriations Act”) was signed into law to further address the ongoing impacts of COVID-19. The Appropriations Act introduced several additional potential credits and benefits for employers to consider including, but not limited to, the ability for employers who have previously obtained a PPP Loan to potentially also qualify for Employee Retention Credits (“ERC”), initially created as part of the CARES Act. In March 2021, the American Rescue Plan of 2021 was enacted to, amongst other things, extend and expand ERC benefits through December 31, 2021. The Company qualified for certain ERC benefits during the year ended December 31, 2020 and the first quarter of 2021 and expects to continue to seek out these benefits in future periods as appropriate.

While there remains uncertainty as to the ultimate impact of COVID-19, the Company has considered the known impacts on its business as of the date these condensed consolidated financial statements were issued and has reflected any known or expected impacts in its condensed consolidated financial statements, including consideration of potential impairment risks to its long-lived assets, potential accounts receivable collection risks and potential impacts to its overall liquidity position.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect the accounts of the Company as of March 31, 2021 and for the three months ended March 31, 2021 and 2020. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The accompanying condensed consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and the results of its operations and cash flows, as of and for the periods presented. The accompanying condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information and disclosures required by GAAP for annual financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021.

All share and per share amounts within the condensed consolidated financial statements and notes thereto have been adjusted to reflect the reverse stock split completed by the Company in November 2020 for all periods and dates presented. See Note 14 for more information about the Company’s reverse stock split.

Going Concern and Liquidity

Management has assessed the Company’s ability to continue as a going concern within one year of issuance of these financial statements. The accompanying interim unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of the assets and satisfaction of liabilities in the normal course of business. However, the Company has had recurring operating losses and negative operating cash flows since its inception and has an accumulated deficit of $196.0 million as of March 31, 2021. As of March 31, 2021, the Company had working capital of $26.8 million and long-term liabilities of $11.5 million. The Company’s liability balances consist primarily of its debt obligations, including an asset-secured Loan and Security Agreement with Silicon Valley Bank (the “SVB Term Loan”) and the PPP Loan (see Note 8), as well as an obligation to NuvoGen Research, LLC (the “NuvoGen obligation”) (see Note 10). While the Company believes that its existing resources may be sufficient to fund its planned operations and expenditures for at least the next 12 months from issuance of these condensed consolidated financial statements, potential changing circumstances, including COVID-19 uncertainties, may result in the depletion of its capital resources more rapidly than it currently anticipates, resulting in the Company not having adequate resources to fund its planned operations and expenditures for at least the next 12 months and to comply with the financial covenant in the Loan and Security Agreement for the SVB Term Loan (the “Loan Agreement”). These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

The Company will need to raise additional capital to fund its operations and service its long-term debt obligations until its revenue reaches a level sufficient to provide for self-sustaining cash flows. There can be no assurance that additional capital will be available on acceptable terms, or at all, or that the Company’s revenue will reach a level sufficient to provide for self-sustaining cash flows. In addition, the Company must comply with a financial covenant in the SVB Term Loan requiring the Company to maintain unrestricted cash of not less than the greater of (i) $12.5 million and (ii) an amount equal to six times the amount of the Company’s average monthly Cash Burn (as defined in the Loan Agreement) over the trailing three months. If sufficient additional capital is not available as and when needed, the Company may have to delay, scale back or discontinue one or more product development programs, curtail its commercialization activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that the Company otherwise would have sought to develop or commercialize independently, cease operations altogether, pursue a sale of the Company at a price that may result in a significant loss on investment for its stockholders, file for bankruptcy or seek other protection from creditors, or liquidate all assets. In addition, if the Company defaults under the Loan Agreement, SVB could accelerate the payment of the SVB Term Loan and ultimately foreclose on the Company’s assets.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, HTG Molecular Diagnostics France, SARL, after elimination of all intercompany transactions and balances as of March 31, 2021 and December 31, 2020.

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

The Company’s top two customers accounted for 19% and 15% of the Company’s total revenue for the three months ended March 31, 2021, compared with the Company’s top three customers accounting for 28%, 17% and 11% of the Company’s total revenue for the three months ended March 31, 2020. The largest three customers accounted for 22%, 14% and 13% of the Company’s accounts receivable as of March 31, 2021. The largest two customers accounted for approximately 9% each of the Company’s accounts receivable at December 31, 2020.

Two vendors accounted for 16% and 11% of the Company’s accounts payable as of March 31, 2021 primarily related to inventory purchases and legal fees incurred in defense of the Company’s intellectual property, compared to two vendors who accounted for 21% and 20% of the Company’s accounts payable as of December 31, 2020.

The Company currently relies on a single supplier to produce a subcomponent used in its HTG EdgeSeq processors. A loss of this supplier could significantly delay the delivery of processors, which in turn could materially affect the Company’s ability to generate revenue.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s estimates include revenue recognition, stock-based compensation expense, bonus and warranty accrual, income tax valuation allowances and reserves, recovery of long‑lived assets, lease liability, inventory obsolescence and valuation of inventory, accounts receivable and available-for-sale securities. Actual results could materially differ from those estimates, especially in light of the significant uncertainty that remains as to the full impact of COVID-19 on the Company’s operations, as well as those of its workforce, supply chains, distribution networks and those of its customers.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those previously disclosed in the consolidated financial statements included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2021.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

	March 31,
	2021	2020
Cash and cash equivalents	$21,777,687	$10,403,697
Restricted cash	—	3,270,247
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$21,777,687	$13,673,944

Amounts included in restricted cash as of March 31, 2020 represented those required to be set aside in escrow under the terms of the Company’s Credit and Security Agreement (Term Loan) with MidCap Financial Trust to collateralize the payment that was due upon maturity of the Company’s subordinated convertible promissory note with QIAGEN North American Holdings, Inc. (the “QNAH Convertible Note”). The balance of restricted cash was released to the Company in June 2020 in conjunction with the extinguishment of the QNAH Convertible Note with proceeds from the SVB Term Loan (see Note 8).

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

The NuvoGen obligation relates to an asset purchase transaction with a then-common stockholder of the Company (see Note 10). As of March 31, 2021, the estimated aggregate fair value of the NuvoGen obligation is approximately $4.4 million, determined using a Monte Carlo simulation with key assumptions including future revenue, volatility, discount and risk-free rates.

Recently Adopted Accounting Pronouncements

In October 2020, the FASB issued ASC Update No. 2020-10, Codification Improvements (“Update No. 2020-10”), which amended a variety of topics in the FASB Accounting Standards Codification (the “Codification”) in order to improve the consistency of the Codification and the application thereof, while leaving GAAP unchanged. Update No. 2020-10 was effective for fiscal years beginning after December 15, 2020 for public business entities. The Company’s adoption of this standard on January 1, 2021 did not have a material impact on its condensed consolidated financial statements or related footnote disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects of the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This standard was effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. The Company’s adoption of this standard on January 1, 2021 did not have a material impact on its condensed consolidated financial statements or related footnote disclosures.

New Accounting Pronouncements

The following are new FASB ASUs that had not been adopted by the Company as of March 31, 2021:

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and also simplifies the diluted earnings per share calculation in certain areas. The standard is effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years and interim periods within those fiscal years, beginning after December 15, 2021. For all other entities, the standard will be effective for fiscal years beginning after December 15, 2023. Early adoption is permitted and adoption must be as of the beginning of the Company’s annual fiscal year. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which was subsequently amended by ASU 2018-19, ASU 2019-10 and ASU 2020-02, and requires the measurement of expected credit losses for financial instruments carried at amortized cost held at the reporting date based on historical experience, current conditions and reasonable forecasts. The updated guidance also amends the current other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. With the issuance of ASU 2019-10 in November 2019, the standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2022. The Company will continue to assess the possible impact of this standard, but currently does not expect the adoption of this standard will have a significant impact on its consolidated financial statements, given the high credit quality of the obligors to its available-for-sale debt securities and its history of minimal bad debt expense relating to trade accounts receivable.

Note 3. Inventory

Inventory, net of allowance, consisted of the following as of the dates indicated:

	March 31,	December 31,
	2021	2020
Raw materials	$1,125,989	$1,079,528
Work in process	228,940	147,455
Finished goods	271,599	291,195
Total gross inventory	1,626,528	1,518,178
Less inventory allowance	(23,654)	(26,052)
	$1,602,874	$1,492,126

For the three months ended March 31, 2021, the Company recorded adjustments to provision for excess inventory of $4,836 compared with $6,947 for the three months ended March 31, 2020. Adjustments in these periods to the allowance for estimated shrinkage, obsolescence and excess inventory have been included in cost of product and product-related services revenue in the accompanying condensed consolidated statements of operations.

HTG EdgeSeq instruments at customer locations under evaluation agreements are included in finished goods inventory. Finished goods inventory under evaluation as of March 31, 2021 was $85,648 compared with $50,855 as of December 31, 2020.

Note 4. Fair Value Instruments

Financial assets and liabilities measured at fair value are classified in their entirety in the fair value hierarchy based on the lowest level input significant to the fair value measurement. The following table classifies the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 in the fair value hierarchy:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$21,410,606	$—	$—	$21,410,606
Investments available-for-sale at fair value
Corporate debt securities	—	8,987,844	—	8,987,844
Total	$21,410,606	$8,987,844	$—	$30,398,450

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$17,497,282	$—	$—	$17,497,282
Corporate debt securities	—	4,499,270	—	4,499,270
Investments available-for-sale at fair value
Corporate debt securities	—	6,298,075	—	6,298,075
Total	$17,497,282	$10,797,345	$—	$28,294,627

There are no other financial instruments subject to fair value measurement on a recurring basis. Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels during either the three months ended March 31, 2021 or the year ended December 31, 2020.

Level 1 instruments include investments in money market funds. These instruments are valued using quoted market prices for identical unrestricted instruments in active markets. The Company defines active markets for debt instruments based on both the average daily trading volume and the number of days with trading activity. Level 2 instruments include corporate debt securities, including commercial paper and corporate bonds. Valuations of Level 2 instruments can be verified to quoted prices, recent trading activity for identical or similar instruments, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. Consideration is given to the nature of the quotations (e.g., indicative or firm) and the relationship of recent market activity to the prices provided from alternative pricing sources.

Fair values of these assets are based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not adjust any of the valuations received from these third parties with respect to any of its Level 1 or 2 securities for the three-month period ended March 31, 2021 or for the year ended December 31, 2020 and did not have any Level 3 financial assets or liabilities during either of these periods.

Note 5. Available-for-Sale Securities

The Company’s portfolio of available-for-sale securities consists of high credit quality corporate debt securities. The following is a summary of the Company’s available-for-sale securities at March 31, 2021 and December 31, 2020:

	March 31, 2021
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
Corporate debt securities	8,987,844	—	—	8,987,844
Total available-for-sale securities	$8,987,844	$—	$—	$8,987,844

	December 31, 2020
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
Corporate debt securities	6,298,075	—	—	6,298,075
Total available-for-sale securities	$6,298,075	$—	$—	$6,298,075

There were no gross unrealized losses relating to the Company’s available-for-sale securities investments as of March 31, 2021. The net adjustment to unrealized gains on short-term investments, net of tax in other comprehensive income totaled $0 and $47,697 for the three months ended March 31, 2021 and 2020, respectively.

Contractual maturities of debt investment securities at March 31, 2021 are shown below. Expected maturities may differ from contractual maturities where issuers of the securities have the right to prepay obligations without prepayment penalties.

	Under
	1 Year	1 to 2 Years	Total
Corporate debt securities	8,987,844	—	8,987,844
Total available-for-sale securities	$8,987,844	$—	$8,987,844

Note 6. Property and Equipment

Property and equipment, net, consists of the following as of the dates indicated:

	March 31,	December 31,
	2021	2020
Furniture & fixtures	$1,080,849	$1,082,717
Leasehold improvements	1,931,762	1,943,534
Equipment used in manufacturing	2,265,252	2,166,743
Equipment used in research & development	2,506,644	2,506,644
Equipment used in the field	208,005	208,005
Software	420,301	420,301
Property and equipment	8,412,813	8,327,944
Less: accumulated depreciation and amortization	(7,288,555)	(7,100,542)
	$1,124,258	$1,227,402

Depreciation and leasehold improvement amortization expense was approximately $0.2 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following as of the dates indicated:

	March 31,	December 31,
	2021	2020
Accrued employee bonuses	$209,517	$436,799
Payroll and employee benefit accruals	558,513	694,058
Other accrued liabilities	346,780	329,021
	$1,114,810	$1,459,878

Note 8. Debt Obligations

Current portion of long-term debt, net, consisted of the following as of the dates indicated:

	March 31,	December 31,
	2021	2020
SVB Term Loan payable	$3,000,000	$2,000,000
PPP Loan	1,501,741	857,040
Insurance Note Payable	—	165,099
	$4,501,741	$3,022,139

Long-term debt, net of current portion, discount and debt issuance costs, consisted of the following as of the dates indicated:

	March 31,	December 31,
	2021	2020
SVB Term Loan payable, net of discount and debt issuance costs	$6,831,358	$7,708,348
PPP Loan	215,259	859,960
	$7,046,617	$8,568,308

SVB Term Loan

On June 24, 2020 (the “Closing Date”), the Company entered into the SVB Term Loan, by and among the Company and SVB, as lender, which provides a secured term loan in the principal amount of $10.0 million.

The proceeds from the SVB Term Loan were fully funded on the June 25, 2020, and, together with cash on hand, were used to repay in full all outstanding amounts and fees due under the Company’s credit facility with MidCap Financial Trust and the QNAH Convertible Note.

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

In connection with the Loan Agreement, the Company granted to SVB a warrant to purchase up to 42,894 shares of the Company’s common stock at a purchase price of $11.6565 per share. The warrant will expire on June 24, 2030 and may be exercised for cash or at the election of the holder on a cashless, net exercise basis. The fair value of the warrant on the date of issuance was approximately $0.4 million, determined using the Black-Scholes option-pricing model, and was recorded as a discount to the SVB Term Loan, with a corresponding credit to additional paid in capital since the warrant met the requirements to be classified as equity.

The Company included $1.0 million of debt discount associated with the SVB Term Loan, resulting from fees and debt issuance costs, inclusive of the fair value of warrants issued, in long-term debt, net of current portion, discount and debt issuance costs in the accompanying condensed consolidated balance sheets as of March 31, 2021. Amortization of the debt discount associated with the SVB Term Loan was $0.1 million for the three months ended March 31, 2021 and was included in interest expense in the accompanying condensed consolidated statements of operations.

The remaining principal repayments due under the SVB Term Loan as of March 31, 2021 are as follows for each fiscal year:

2021	$2,000,000
2022	4,000,000
2023	4,000,000
Total SVB Term Loan payments	10,000,000
Less discount and deferred financing costs	(968,642)
Plus final fee premium	800,000
Total SVB Term Loan, net	$9,831,358

Paycheck Protection Program Loan

On April 21, 2020, the Company received proceeds from a loan in the amount of $1.7 million from SVB, as lender, pursuant to the PPP. The PPP Loan is evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations, warranties or terms of the PPP Loan documents.

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

Under the CARES Act and PPP Flexibility Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the 24-week period beginning on the date of loan approval as defined by the applicable guidelines and the SBA. The Company applied for full PPP Loan forgiveness in October 2020. However, there can be no assurance given that the Company will obtain forgiveness of the PPP Loan in whole or in part. In order to apply for the PPP Loan, the Company certified that, among other things, the current economic uncertainty made the PPP Loan request necessary to support its ongoing operations. In addition, PPP loans under the CARES Act may be subject to certain rules, regulations and Standard Operating Procedures (“SOPs”) applicable to the SBA’s Section 7(a) Loan Program, which includes PPP loans under the CARES Act. The interpretation and applicability of these rules, regulations and SOPs is unclear, as some of them have not been referenced in the CARES Act itself or in the guidance and interpretations issued by the SBA to date. If it is determined that the Company was not eligible to receive the PPP Loan, or that the Company has not adequately complied with the rules, regulations and SOPs applicable to the SBA’s Section 7(a) Loan Program, the Company could be subject to penalties and could be required to repay the PPP Loan in its entirety. If the Company were required to repay the PPP Loan in its entirety, the Company’s liquidity would be reduced.

Insurance Note

On April 27, 2020, the Company entered into a commercial financing agreement to extend the payment period related to its director and officer insurance policy. The Insurance Note required a down payment to be made upon signing the agreement equal to approximately $0.2 million. The unpaid premium balance of approximately $0.7 million was financed at an annual rate of 3.61% and was repaid in nine equal monthly payments of principal and interest through February 2021.

Note 9. Revenue from Contracts with Customers

Product and Product-related Services Revenue

The Company had product and product-related services revenue consisting of revenue from the sale of instruments and consumables and the use of the HTG EdgeSeq proprietary technology to process samples and design custom RUO assays for the three months ended March 31, 2021 and 2020 as follows:

	Three Months Ended March 31,
	2021	2020
Product revenue:
Instruments	$224,013	$234,625
Consumables	604,382	545,939
Total product revenue	828,395	780,564
Product-related services revenue:
Custom RUO assay design	48,350	629,182
RUO sample processing	558,401	578,391
Total product-related services revenue	606,751	1,207,573
Total product and product-related services revenue	$1,435,146	$1,988,137

As the Company’s agreements for product and product-related services revenue have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Sale of Instruments and Consumables

The delivery of each instrument and the related installation and calibration are considered to be a single performance obligation, as the HTG EdgeSeq instrument must be professionally installed and calibrated prior to use. Instrument product revenue is generally recognized upon installation and calibration of the instrument by field service engineers, which represents the point at which the customer has the ability to use the instrument and has accepted the asset. Installation generally occurs within one month of instrument shipment.

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

Collaborative Development Services Revenue

The Company enters into collaborative development services agreements with biopharmaceutical companies for the development of NGS-based companion diagnostic assays in support of and in conjunction with, biopharmaceutical companies’ drug development programs. These collaborative development services agreements may generate upfront fees, and in some cases subsequent milestone payments that may be earned upon completion of certain product development milestones or activities. The Company follows ASC 606 and ASC 808 to determine the appropriate recognition of revenue under its collaborative research, development and commercialization agreements. For the three months ended March 31, 2020, collaborative development services revenue was generated through statements of work entered into a Master Assay Development, Commercialization and Manufacturing Agreement (the “Governing Agreement”) with QIAGEN Manchester Limited (“QML”) discussed below.

	Three Months Ended March 31,
	2021	2020
Collaborative development services	$—	$237,337

Master Assay Development, Commercialization and Manufacturing Agreement

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

Contract Liabilities

The Company may receive up-front payments from customers for custom RUO assay design and sample processing services. In addition, payments for instrument extended warranty contracts are required to be made in advance. The Company recognizes such up-front payments as contract liabilities. The contract liabilities are subsequently reduced as revenue is recognized. Contract liabilities of approximately $0.5 million and less than $0.1 million were included in contract liabilities – current and other non-current liabilities, respectively, in the accompanying condensed consolidated balance sheets as of March 31, 2021. The Company expects all of its deferred revenue to be realized within the next 12 months as of March 31, 2021.

Changes in the Company’s contract liability were as follows as of the dates indicated:

	Product Revenue	Custom RUO Assay Design	Sample Processing	Total Contract Liability
Balance at January 1, 2021	$103,580	$-	$93,884	$197,464
Deferral of revenue	80,525	—	301,379	381,904
Recognition of deferred revenue	(57,795)	—	(21,754)	(79,549)
Balance at March 31, 2021	$126,310	$—	$373,509	$499,819

	Product Revenue	Custom RUO Assay Design	Sample Processing	Total Contract Liability
Balance at January 1, 2020	$95,148	$66,216	$438,090	$599,454
Deferral of revenue	229,927	300,000	62,329	592,256
Recognition of deferred revenue	(214,712)	(366,216)	(30,119)	(611,047)
Balance at March 31, 2020	$110,363	$—	$470,300	$580,663

Note 10. Other Agreements

NuvoGen Obligation

Pursuant to the Company’s asset purchase agreement with NuvoGen Research, LLC (“NuvoGen”), as amended, the Company is obligated to pay NuvoGen the greater of $400,000 or 6% of annual revenue until the obligation is paid in full. In addition to fixed quarterly payments of $100,000, there were no revenue-based payments payable as of March 31, 2021 compared to approximately $54,777 of revenue-based payments payable December 31, 2020. There have been no significant modifications to the terms and conditions of the Company’s NuvoGen obligation since the disclosures made in Part II, Item 8, Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2021.

Remaining minimum payments to be made in 2021 include an estimate of additional revenue-based payments to be made in 2021 relating to actual revenue generated in the second and third quarters of 2021, estimated using actual revenue generated in the same quarters in 2020. Minimum payments for 2022 include an estimate of additional revenue-based payments to be made in 2022 relating to actual revenue generated in the fourth quarter of 2021, estimated using actual revenue generated in the same quarter in 2020. Remaining minimum payments include only the minimum quarterly payments to be made in each period. Actual payments could vary from what is shown in the table, to the extent that 6% of the Company’s annual revenue in 2021 and beyond exceeds $400,000.

The remaining minimum payments to be made to NuvoGen as of March 31, 2021 are as follows for each fiscal year:

2021	$324,424
2022	454,980
2023	400,000
2024	400,000
2025	400,000
2026 and beyond	2,778,568
Total NuvoGen obligation payments	4,757,972
Plus interest accretion	76,270
Total NuvoGen obligation, net	$4,834,242

The Company has recorded the obligation at the estimated present value of the future payments using a discount rate of 2.5%, the Company’s estimate of its effective borrowing rate for similar obligations. The unamortized interest accretion was $(76,270) and $(79,376) at March 31, 2021 and December 31, 2020, respectively. Discount accreted during the three months ended March 31, 2021 and 2020 was $(3,106) and $(3,430), respectively.

Note 11. Leases

Operating Leases

The Company leases office space under agreements classified as operating leases. The Company’s active leases as of March 31, 2021 are for office and manufacturing space in Tucson, Arizona, which expire in 2022. The Company’s leases do not include any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees.

The Company amended its Tucson facility leases in December 2020 to extend the terms of the leases for one year, through January 31, 2022. The lease extensions were treated as lease modifications for accounting purposes, and allow for an additional extension of three years on the same terms and conditions of the existing amended lease agreement, except that the lease rates would be adjusted to reflect lease rates applicable to like-kind buildings within the market at the time that the Company elects to exercise the extension options, but in no event less than the last applicable rental rate. The Company has not accounted for these renewal options in the calculation of the lease liabilities and right-of-use assets as the Company is not reasonably certain to exercise the options.

In the first quarter of 2021, the Company closed its development laboratory in San Carlos, California and, as a result, $0.2 million of operating right-of-use assets related to the abandonment of the laboratory were written off to research and development expense during the three months ended March 31, 2021.

The components of lease cost for operating leases were as follows:

	Three Months Ended March 31,
	2021	2020
Operating leases
Operating lease cost	$167,679	$205,227
Variable lease cost	26,151	9,456
Operating lease expense	193,830	214,683

The table below summarizes other information related to the Company’s operating leases:

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in measurement of operating lease liabilities	$172,095	$218,625
Weighted-average remaining lease term – operating leases	0.8	2.1
Weighted-average discount rate – operating leases	6.3%	9.6%

Remaining maturities of the Company’s operating leases, excluding short-term leases, included in operating lease liabilities – current in the condensed consolidated balance sheets as of March 31, 2021 are as follows:

2021	$346,293
2022	38,446
Total	384,739
Less present value discount	(10,793)
Total operating lease liabilities	$373,946

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

The components of lease cost for financing leases were as follows:

	Three Months Ended March 31,
	2021	2020
Financing leases
Amortization of right-of-use assets	$7,099	$12,518
Interest on lease liability	1,665	2,635
Total financing lease cost	$8,764	$15,153

The table below summarizes other information related to the Company’s financing leases:

	Three Months Ended March 31,
	2021	2020
Weighted-average remaining lease term – financing leases	3.3	3.6
Weighted-average discount rate – financing leases	9.77%	9.77%

As of March 31, 2021, remaining maturities of the Company’s financing leases are as follows:

2021	$19,785
2022	20,716
2023	18,396
2024	16,080
Total	74,977
Less present value discount	(11,208)
Financing lease liabilities, net	$63,769

Financing lease liabilities net of discount of $63,769, of which $20,293 and $43,476 were included in other current liabilities and other non-current liabilities, respectively, and financing right-of-use assets of $59,671, were included in property and equipment, net, in the condensed consolidated balance sheet as of March 31, 2021.

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

In connection with the Securities Purchase Agreement (see Note 14), the Company issued and sold pre-funded warrants exercisable for an aggregate of 360,779 shares of common stock. The total exercise price of the pre-funded warrants is $9.75 per share, $9.60 of which was pre-funded and paid to the Company upon issuance of the pre-funded warrants. The remaining exercise price of the pre-funded warrants is $0.15 per share. In March 2020, 211,784 of the pre-funded warrants were exercised for proceeds of $31,768. The remaining pre-funded warrants are immediately exercisable and do not expire. As the remaining shares underlying the pre-funded warrants are issuable for nominal consideration of $0.15 per share, 148,995 in common shares underlying the unexercised pre-funded warrants were considered outstanding for purposes of the calculation of loss per share, as of March 31, 2021 and 2020, respectively.

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Options to purchase common stock	453,495	277,133
Series A Preferred	158,545	—
Common stock warrants	58,688	15,794
Restricted stock units	8,451	14,020
QNAH Convertible Note	—	53,733

Note 13. Warrants

In connection with certain of its redeemable convertible preferred stock issuances, convertible debt financings and other financing arrangements, the Company has issued warrants for shares of its common stock and various issues of its redeemable convertible preferred stock, which have since been converted to common stock warrants.

In connection with the Securities Purchase Agreement (see Note 14), the Company issued and sold pre-funded warrants exercisable for an aggregate of 360,779 shares of common stock. The total exercise price of the pre-funded warrants is $9.75 per share, $9.60 of which was pre-funded and paid to the Company upon issuance of the pre-funded warrants. The remaining exercise price of the pre-funded warrants is $0.15 per share. In March 2020, 211,784 of the pre-funded warrants were exercised for proceeds of $31,768. As of March 31, 2021, pre-funded warrants to purchase an aggregate of 148,995 shares of the Company’s common stock were outstanding.

In connection with the SVB Term Loan Agreement (see Note 8), the Company granted to SVB a warrant to purchase up to 42,894 shares of the Company’s common stock at a purchase price of $11.6565 per share. The warrant will expire on June 24, 2030 and may be exercised for cash or at the election of the holder on a cashless, net exercise basis.

The following table shows the common stock warrants outstanding as of March 31, 2021:

Warrant Issuance Date	Shares of Common Stock Underlying Warrants	Exercise Price/Share	Expiration Date
August 2014	1,914	$352.65	2024
December 2014	9,651	210.00	2022
March 2016	3,021	41.40	2026
March 2018	1,208	115.95	2028
September 2019	148,995	0.15	N/A
June 2020	42,894	11.6565	2030

Note 14. Stockholders’ Deficit

Reverse Stock Split

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

In March 2020, 211,784 of the pre-funded warrants were exercised for additional proceeds of $31,768. The remaining pre-funded warrants remain outstanding as of March 31, 2021.

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

During the three months ended March 31, 2021, the Company sold 1,058,045 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of approximately $7.1 million. After paying sales commissions owed in connection with the ATM Offering of approximately $0.2 million, the Company’s aggregate net proceeds for the three months ended March 31, 2021 were approximately $6.9 million.

Exchange and Private Placement

On February 25, 2020, the Company entered into an Exchange and Purchase Agreement (the “Exchange Agreement”) with certain accredited investors (the “Investors”) pursuant to which the Company agreed to (i) issue to the Investors an aggregate of 41,100 shares of its newly designated Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”), in exchange for the Investors surrendering to the Company for cancellation an aggregate of 274,000 shares of its common stock (the “Exchange”) and (ii) sell and issue to the Investors an aggregate of 10,170 shares of Series A Preferred for an aggregate purchase price of $0.6 million, or $59.00 per share (the “Private Placement”).

The common stock acquired in the Exchange was immediately retired.

Each share of Series A Preferred is convertible into 6.67 shares of the Company’s common stock, subject to proportional adjustment and beneficial ownership limitations. In June 2020, certain of the Investors elected to convert 27,500 shares of Series A Preferred to common stock in the aggregate, resulting in the issuance of 183,333 shares of the Company’s common stock. The remaining 23,770 Series A Preferred shares remain outstanding as of March 31, 2021. In the event of the Company’s liquidation, dissolution or winding up, holders of Series A Preferred will participate pari passu with any distribution of proceeds to holders of the Company’s common stock. Holders of Series A Preferred are entitled to receive dividends on shares of Series A Preferred equal (on an as converted to common stock basis) to and in the same form as dividends actually paid on the Company’s common stock. Shares of Series A Preferred generally have no voting rights, except as required by law.

LP Purchase Agreement

On March 24, 2020, the Company entered into a purchase agreement (“LP Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right to sell to Lincoln Park up to $20.0 million of shares of its common stock (“Purchase Shares”) from time to time over the 36-month term of the LP Purchase Agreement. The purchase price of the Purchase Shares is established by a formula based on the recent closing prices of the Company’s common stock leading up to the date of sale. The Company issued Lincoln Park an aggregate of 41,026 shares of its common stock as consideration for their purchase commitment pursuant to the LP Purchase Agreement. The Company did not receive cash proceeds from the issuance of such shares. The value of this commitment consideration, as well as related transaction costs of approximately $0.1 million was expensed to selling, general and administrative expense in the accompanying condensed consolidated statements of operations during the year ended December 31, 2020. The Company has sold 197,632 shares of common stock under the LPM Agreement at a weighted average price of $4.94 per share for total gross proceeds of $1.0 million. No shares were sold under the LP Purchase Agreement in the quarter ended March 31, 2021. Additional sales of shares of common stock to Lincoln Park under the LP Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, trading price of the Company’s common stock and determinations by the Company as to the appropriate sources of funding for the Company.

Stock-based Compensation

The Company incurs sock-based compensation expense relating to the grants of RSUs and stock options to employees, non-employee directors and consultants under its equity incentive plans and through stock purchase rights granted under the employee stock purchase plan. Stock-based compensation expense recorded in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021	2020
Selling, general and administrative	$319,849	$358,012
Research and development	23,234	58,505
Cost of product and product-related services revenue	7,856	4,154
	$350,939	$420,671

Equity Incentive Plans

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

There were 550,836 shares of the Company’s common stock available for issuance under the 2020 Plan as of March 31, 2021, in addition to shares that may become available from time to time as shares of the Company’s common stock subject to outstanding awards granted under the 2014 Plan (excluding Inducement Awards), the 2011 Equity Incentive Plan or the 2001 Stock Option Plan (i) are not issued because such award or any portion thereof expires or otherwise terminates without all of the shares covered by such award having been issued; (ii) are not issued because such award or any portion thereof is settled in cash; or (iii) are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such shares. The 2020 Plan does not contain an evergreen provision.

A summary of the Company’s stock option activity for the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2020	487,227	$16.78	8.6	$1,536
Granted	333	5.99
Exercised	(75)	4.35		$107
Forfeited	(30,492)	15.19
Expired/Cancelled	(3,498)	27.02
Balance at March 31, 2021	453,495	$16.80	8.4	$3,740
Exercisable at March 31, 2021	213,614	$24.99	7.5	$1,179

As of March 31, 2021, total unrecognized compensation cost related stock option awards was approximately $1.7 million, which is expected to be recognized over approximately 2.23 years.

The following table summarizes restricted stock unit (“RSU”) award activity for the three months ended March 31, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2020	12,214	$28.61
Released	(1,390)	33.21
Forfeited	(2,373)	51.00
Balance at March 31, 2021	8,451	$21.55
Vested and unissued at March 31, 2021	992	$26.11

Vested and unissued awards at March 31, 2021 represents RSU awards for which the vesting date was March 31, 2021, but for which issuance of the awards occurred in April 2021. As of March 31, 2021, the total unrecognized compensation cost related to RSU awards was approximately $0.1 million, which is expected to be recognized over approximately 1.63 years.

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

	Three Months Ended March 31,
	2021	2020
Beginning balance	$92,696	$94,482
Cost of warranty claims	(38,850)	(7,454)
Increase in warranty reserve	28,417	3,726
Ending balance	$82,263	$90,754

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2020, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 25, 2021. This discussion and analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward looking statements include, but are not limited to, statements about:

•	our ability to successfully commercialize our products and services, including our HTG EdgeSeq assays and corresponding automation systems;
•	our ability to generate sufficient revenue or raise additional capital to meet our working capital needs;
•	our ability to generate revenue from our products and services and drive revenue streams;
•	the impact of the COVID-19 pandemic (“COVID-19”) on our business;
•

our ability to develop new technologies to expand our product offerings, including direct-target sequencing for detection of mutations from expressed RNA (such as single-point mutations and gene rearrangements, including gene fusions and insertions) and our planned transcriptome panel;

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

Our financial results have been, and will continue to be, impacted by several trends, which are described below. While these trends are important to understanding and evaluating our financial results, this discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto within the Condensed Consolidated Financial Statements section of this report, and other transactions, events and trends discussed in “Risk Factors” within Part II of this report.

COVID-19 and international efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in regions where we sell our products and services and conduct our business. We experienced a significant slowing in our product and product-related services revenue beginning in March 2020 and we believe this period of reduced product and product-related services revenue will continue through at least the first half of 2021. This is due to continued disruptions to our customers’ businesses from the pandemic and, in many instances, their prioritization of projects in areas focus related to COVID-19. Despite the impacts of COVID-19 on our revenue, we have met all key development milestones throughout this COVID-19 period. The full impact of COVID-19 on our financial condition, liquidity and future results of operations remains fluid and uncertain as of the date of this report. We believe COVID-19 will continue to impact our productivity, supply chains, distribution networks and other areas of our operation as the pandemic continues to disrupt our business and the businesses of our vendors, partners and customers.

Our development efforts are aimed at expansion of our position in translational medicine with our RUO molecular profiling products, including adding to the utility of our targeted oncology, immuno-oncology, autoimmune and micro RNA panels with the addition of new applications, potential expansion into new and clinically relevant areas of RNA testing, and analytical capabilities released in our HTG EdgeSeq Reveal software. This web-based biostatistical analysis software is designed to accelerate customer research by streamlining their statistical analysis of samples processed with our HTG EdgeSeq RUO profiling assays. In addition, we continue to reach key milestones in the development of our transcriptome product, for which we are planning an initial RUO launch in the third quarter of 2021. This panel is expected to measure expression levels of approximately 20,000 genes, and we believe that it will be a foundational product not only for RUO profiling, but also for our companion diagnostics and potential proprietary diagnostic products. We also expect this product to expand our product offerings outside of oncology and autoimmune and into additional markets such as transplant and diabetes.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

	Three Months Ended March 31,		Change
	2021	2020	$	%
Revenue:
Product and product-related services	$1,435,146	$1,988,137	$(552,991)	(28%)
Collaborative development services	—	237,337	(237,337)	(100%)
Total revenue	1,435,146	2,225,474	(790,328)	(36%)
Operating expenses:
Cost of product and product-related services revenue	785,200	1,015,492	(230,292)	(23%)
Selling, general and administrative	3,859,619	4,675,263	(815,644)	(17%)
Research and development	1,372,040	1,926,275	(554,235)	(29%)
Total operating expenses	6,016,859	7,617,030	(1,600,171)	(21%)
Operating loss	(4,581,713)	(5,391,556)	809,843	(15%)
Other income (expense)	(264,145)	(61,166)	(202,979)	332%
Net loss before income taxes	$(4,845,858)	$(5,452,722)	$606,864	(11%)

Revenue

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

Total revenue decreased by 36% to $1.4 million for the three months ended March 31, 2021 compared with $2.2 million for the three months ended March 31, 2020. COVID-19 has negatively impacted our ability to generate direct and collaborative development services revenue since March 2020 as numerous academic and biopharmaceutical company customers’ facilities have been closed or partially closed due to the pandemic. These closures have continued to limit our ability to ship instruments and consumables to customer facilities and has limited their ability to prepare and ship samples to our VERI/O laboratory. In some geographies, especially at our global academic medical center customers’ sites, we saw a growing number of these operations returning to work, at least on a limited capacity, in the third quarter of 2020. In other areas, such as our large biopharmaceutical customers, the reopening process has been slower than anticipated as these customers remain cautious about reopening their facilities due to continued increases in COVID‑19 infection rates. In addition, these customers are operating with limited resources in certain cases and are prioritizing other COVID-related programs in the near term, impacting our ability to resume non-COVID programs planned with these customers prior to the pandemic. While we cannot be certain of the ultimate impact the COVID-19 pandemic will have on our business and that of our customers, we anticipate the generation of our product and product-related services revenue will resume in future periods as our and our customers’ operations are able to return to pre-COVID-19 levels.

Product and product-related services revenue

Product and product-related services revenue, which includes gene expression profiling revenue generated through the sale of our HTG EdgeSeq instruments and consumables and from services performed for customers in our VERI/O laboratory using our proprietary RUO technology, decreased by 28% to $1.4 million for the three months ended March 31, 2021 compared with $2.0 million for the three months ended March 31, 2020. Product and product-related services revenue represented 100% of our total revenue for the three months ended March 31, 2021 compared with 89% of total revenue for the three months ended March 31, 2020 and was comprised of the following:

	Three Months Ended March 31,
	2021	2020
Product revenue:
Instrument	$224,013	$234,625
Consumables	604,382	545,939
Total product revenue	828,395	780,564
Product-related services revenue:
Custom RUO assay design	48,350	629,182
RUO sample processing	558,401	578,391
Total product-related services revenue	606,751	1,207,573
Total product and product-related services revenue	$1,435,146	$1,988,137

Product-related services revenue, consisting of RUO sample processing using our HTG EdgeSeq instruments and consumables in our VERI/O laboratory and custom RUO assay design, decreased 50% to $0.6 million for the three months ended March 31, 2021 compared with $1.2 million for the three months ended March 31, 2020, and represented 42% and 54% of our total revenue for the three months ended March 31, 2021 and 2020, respectively. The decrease in product-related services revenue for the three months ended March 31, 2021 compared with the same period in 2020, primarily reflects reduced RUO sample processing revenue attributable to the continued impacts of COVID-19 on anticipated customer programs, including the delayed receipt of samples for processing in our VERI/O laboratory. Although a number of our customers began to return during the latter part of the second quarter and throughout the third quarter of 2020, our larger biopharmaceutical company customers, who have historically represented the largest portion of our services business, have not resumed onsite operations or have reprioritized current year projects due to COVID‑19. It remains uncertain if our larger biopharmaceutical customers will resume previously planned studies in the future as their activities return to pre-COVID levels.

Collaborative development services revenue

Collaborative development services revenue includes services performed on biopharmaceutical company companion diagnostic development programs using our HTG EdgeSeq proprietary technology to develop, validate in clinical trials, seek regulatory approvals for and commercialize CDx assays for biopharmaceutical company therapeutics. Collaborative development services revenue, consisting of precision diagnostic program services performed for biopharmaceutical companies pursuant to our Governing Agreement with QML, decreased by 100% to $0 for the three months ended March 31, 2021 compared with approximately $0.2 million for the three months ended March 31, 2020. Collaborative development services revenue represented 11% of our total revenue for the three months ended March 31, 2020. These decreases reflect the completion of remaining contracted development tasks on our existing programs. No additional collaborative development services programs have been entered into in as of March 31, 2021. Although we continue to seek potential, new customer collaborations, we currently do not anticipate significant revenue from existing or new collaborative development services programs in 2021.

Cost of product and product-related services revenue

Cost of product and product-related services revenue includes product-related and services-related costs. Product-related costs include the aggregate costs incurred in manufacturing, delivering, installing and servicing instruments and consumables. The components of our product-related costs of revenue include consumables and lab supplies, subcomponent and servicing costs, manufacturing costs incurred internally (which include direct labor costs), and equipment and infrastructure expenses associated with the manufacturing and distribution of our products. Due to the fixed nature of certain of these expenses, such as overhead, equipment and infrastructure, those associated with a regulated industry and our expectations for further growth in customer demand, we expect our cost of product and product-related services revenue as a percentage to decrease over time as we increase product and product-related services revenue, further absorbing these fixed costs.

Cost of product and product-related services revenue decreased by 23% to $0.8 million for the three months ended March 31, 2021 compared with $1.0 million for the three months ended March 31, 2020. This decreased cost is consistent with the decrease in product and product-related services revenue for the three months ended March 31, 2021 compared with 2020.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of personnel costs for our sales and marketing, regulatory, legal, executive management and finance and accounting functions. The expenses also include third-party professional and consulting fees incurred by these functions, promotional expenses and facility and overhead costs for our administrative offices. Selling, general and administrative expenses decreased by 17% to $3.9 million for the three months ended March 31, 2021, compared with $4.7 million for the three months ended March 31, 2020. The decrease in first quarter 2021 selling, general and administrative expense compared with the prior year reflects a decrease in stock-based and other compensation-related expense items, including Employee Retention Credits secured in the first quarter of 2021 in accordance with the Federal Consolidated Appropriations Act.

Research and development expenses

Research and development expenses represent amounts incurred to perform collaborative development services, costs to develop new proprietary panels and technologies, and costs to continue improving and expanding the utility of our HTG EdgeSeq technology. These expenses include payroll and related expenses, consulting expenses, laboratory supplies, facilities and equipment. Research and development costs are expensed as incurred. Research and development expenses decreased by 29% to $1.4 million for the three months ended March 31, 2021 compared with $1.9 million for the three months ended March 31, 2020. This decrease is primarily due to a reduction in research and development headcount since the first quarter 2020 resulting from the completion of our existing collaborative development services programs in 2020 and the transitioning of our transcriptome concept project into formal product development. Transition of the transcriptome concept project from our California research facility to our Tucson development team in the second half of 2020 and the subsequent closure of our California laboratory operation has resulted in reduced headcount and facility expenses. Development costs associated with collaborative development services programs are included in research and development expense in our condensed consolidated statements of operations as the contracts are accounted for under the accounting guidance for collaborative arrangements. Costs associated with our collaborative development services revenue were approximately $0.2 million for the three months ended March 30, 2020. There were no collaborative development services costs incurred for the three months ended March 31, 2021.

Cash Flows for the three months ended March 31, 2021 and 2020

          The following table summarizes the primary sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,		Change
	2021	2020	$	%
Net cash provided by (used in):
Operating activities	$(4,353,261)	$(3,930,551)	(422,710)	11%
Investing activities	(2,784,678)	3,952,471	(6,737,149)	(170%)
Financing activities	6,527,546	2,760,828	3,766,718	136%
Effect of exchange rate on cash	(9,732)	1,201	(10,933)	(910%)
Increase (decrease) in cash, cash equivalents and restricted cash	$(620,125)	$2,783,949	(3,404,074)	(122%)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 was $4.4 million compared with $3.9 million for the three months ended March 31, 2020. Net cash used in operating activities for the three months ended March 31, 2021 reflected (i) a net loss of $4.8 million; (ii) net non-cash items of $1.0 million, consisting primarily of stock-based compensation of $0.3 million, depreciation and amortization of $0.2 million, loss on abandonment and disposal of assets of $0.2 million, and amortization of right-of-use assets of $0.2 million; and (iii) a net cash outflow from changes in balances of operating assets and liabilities of $0.5 million.

Net cash used in operating activities for the three months ended March 31, 2020 was $3.9 million. Net cash used in operating activities for the three months ended March 31, 2020 reflected (i) a net loss of $5.5 million; (ii) net non-cash items of $0.9 million, consisting primarily of depreciation and amortization of $0.3 million and stock-based compensation of $0.4 million; and (iii) a net cash inflow from changes in balances of operating assets and liabilities of $0.6 million. This net cash inflow was primarily due to a decrease in accounts receivable primarily due to collection of year end accounts receivable, partially offset by a decrease in accounts payable and accrued liabilities as a result of the payment of annual performance-based bonuses and other fourth quarter 2019 liabilities in the first quarter of 2020.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 was $2.8 million compared with net cash provided by investing activities of $4.0 million for the three months ended March 31, 2020 and was comprised primarily of purchases of $9.0 million of available-for-sale securities and $6.3 million of our available-for-sale securities maturing during the period.

Net cash provided by investing activities for the three months ended March 31, 2020 was $4.0 million. Net cash provided by investing activities for the three months ended March 31, 2020 was comprised primarily of maturities of available-for-sale securities of $8.3 million, partially offset by purchases of available-for-sale securities of $4.3 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $6.5 million compared with $2.8 million. This activity for the three months ended March 31, 2021 consisted primarily of $6.9 million in net proceeds from our ATM Offering, partially offset by $0.2 million of payments made on our outstanding NuvoGen obligation, and $0.2 million of payments made on our Insurance Note.

Net cash provided by financing activities for the three months ended March 31, 2020 was $2.8 million. This activity for the three months ended March 31, 2020 consisted primarily of $2.4 million and $0.6 million in net proceeds from our ATM Offering and Series A convertible preferred stock private placement, respectively, in the first quarter of 2020, partially offset by $0.3 million of payments made on our outstanding NuvoGen obligation.

Liquidity and Capital Resources

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock, the incurrence of debt and cash received from product sales, services revenue and other income. As of March 31, 2021, we had $30.8 million in cash, cash equivalents and investments in short-term available-for-sale securities, and $16.8 million of liabilities outstanding relating to our SVB Term Loan, NuvoGen and PPP Loan obligations and our financing and operating leases.

In November 2019, we entered into a Controlled Equity Offering Sales Agreement (the “Cantor Sales Agreement”) with Cantor as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor, shares of our common stock by any method deemed to be an “at the market offering” as defined by rule 415(a)(4) under the Securities Act (the “ATM Offering”). The shares will be offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-229045). We have offered and sold 2,013,285 shares of our common stock under the ATM Offering through March 31, 2021 for net proceeds of $14.4 million. As of March 31, 2021, we are permitted to sell up to approximately $0.3 million of additional shares of our common stock under the current prospectus supplement for the ATM Offering.

In February 2020, we issued 41,100 shares of our Series A convertible preferred stock (“Series A Preferred”) to accredited investors, in exchange for the investors surrendering to us for cancellation an aggregate of 274,000 shares of our common stock. In addition, we sold an aggregate of 10,170 additional shares of our Series A Preferred to the accredited investors for aggregate gross proceeds of approximately $0.6 million, and transaction costs of approximately $37,000. Each share of Series A Preferred is convertible into 6.67 shares of the Company’s common stock, subject to proportional adjustment and beneficial ownership limitations. In June 2020, the investors elected to convert 27,500 shares of Series A Preferred to common stock, resulting in the issuance of 183,333 shares of the Company’s common stock. The remaining 23,770 shares of Series A Preferred remain outstanding as of March 31, 2021. In the event of our liquidation, dissolution or winding up, holders of Series A Preferred will participate pari passu with any distribution of proceeds to holders of our common stock. Holders of Series A Preferred are entitled to receive dividends on shares of Series A Preferred equal (on an as converted to common stock basis) to and in the same form as dividends actually paid on our common stock. Shares of Series A Preferred generally have no voting rights, except as required by law.

In March 2020, we entered into a purchase agreement (“LP Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) pursuant to which, upon the terms and subject to the conditions and limitations set forth therein, we have the right to sell to Lincoln Park up to $20.0 million of shares of our common stock (“Purchase Shares”) from time to time over the 36-month term of the LP Purchase Agreement. The purchase price of the Purchase Shares will be based on recent closing prices of our common stock at the time of sale. We issued Lincoln Park an aggregate of 41,026 shares of our common stock as consideration for their purchase commitment pursuant to the LP Purchase Agreement. As of March 31, 2021, 197,632 shares of our common stock have been sold to Lincoln Park under the LP Purchase Agreement.

In April 2020, we received the proceeds from the PPP Loan in the amount of $1.7 million from SVB, as lender, pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 21, 2022 and bears interest at an annual rate of 1%. Beginning on September 21, 2021, we are required to make 8 equal monthly payments of principal and interest for all amounts that are not forgiven through the SBA’s application and documentation process. We may prepay the PPP Loan at any time prior to maturity with no prepayment penalties.

On June 24, 2020, we entered into the Loan Agreement in the principal amount of $10.0 million with SVB. The proceeds from the SVB Term Loan were fully funded on the June 25, 2020. The proceeds from the SVB Term Loan, together with cash on hand, were used to repay in full all outstanding amounts and fees due under our MidCap Credit Facility and the QNAH Convertible Note. Our SVB Term Loan bears interest at a floating rate equal to the greater of 2.50% above the Prime Rate (as defined in the Loan Agreement) and 5.75% and requires interest-only payments payable monthly in arrears through June 30, 2021. This interest-only period may be extended for an additional six months upon achievement of an equity milestone defined in the Loan Agreement. The ultimate interest-only period will be followed by equal monthly payments of principal and interest through the maturity date of December 1, 2023. In addition, we must comply with a financial covenant requiring that we maintain a certain amount of unrestricted cash under our Loan Agreement (see Note 8 to our condensed consolidated financial statements included elsewhere in this report). If sufficient additional capital is not available as and when needed, we may have to delay, scale back or discontinue one or more product development programs, curtail our commercial activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop or commercialize independently, cease operational altogether, pursue a sale of the Company at a price that may result in a significant loss on investment for our stockholders, file for bankruptcy or seek other protection from creditors, or liquidate all assets. In addition, if we default under the Loan Agreement, SVB could accelerate the payment of the SVB Term Loan and ultimately foreclose on our assets.

Funding Requirements

We have had recurring operating losses and negative cash flows from operations since our inception and have an accumulated deficit of $196.0 million as of March 31, 2021. As of March 31, 2021, we had cash, cash equivalents and investments in short-term available-for-sale securities of approximately $30.8 million and had current liabilities of approximately $8.3 million. As of March 31, 2021, we also had $11.5 million in long-term liabilities primarily attributable to our SVB Term Loan, PPP Loan and NuvoGen obligations. We believe that our existing resources will be sufficient to fund our planned operations and expenditures for at least the next 12 months from issuance of these condensed consolidated financial statements. However, we cannot provide assurances that our plans will not change or that changed circumstances, especially those related to COVID-19, will not result in the depletion of our capital resources more rapidly than we currently anticipate. These circumstances raise substantial doubt about our ability to continue as a going concern.

Our primary short-term needs for capital, which are subject to change, include:

•	planned costs to operating our business, including amounts required to fund working capital and capital expenditures;
•	repayment of debt obligations;
•	support of commercialization efforts related to our current and future products; and
•	continued advancement of research and development efforts, including those related to our planned transcriptome panel.

Until our revenue reaches a level sufficient to support self-sustaining cash flows, if ever, we will need to raise additional capital to fund our continued operations, including our product development and commercialization activities related to our current and future products. Future funding requirements will depend on a number of factors, including our ability to generate significant revenue, our ability to repay our debt obligations as they become due, the cost and timing of establishing additional sales, marketing and distribution capabilities, the ongoing cost of research and development activities, the cost and timing of regulatory clearances and approvals, the effect of competing technology and market developments, the nature and timing of companion diagnostic development collaborations we may establish and the extent to which we acquire or invest in businesses, products and technologies.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, the estimation process is, by its nature, uncertain given that estimates depend on events over which we may not have control. Though the impact of COVID-19 on our business and operating results presents additional uncertainty, we continue to use the best information available to inform our critical accounting estimates. If market and other conditions change from those that we anticipate, our condensed consolidated financial statements may be materially affected. In addition, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material effect on our condensed consolidated financial statements.

We believe that our critical accounting policies and estimates have a higher degree of inherent uncertainty and require our most significant judgments. In addition, had we used estimates different from any of these, our condensed consolidated financial statements could have been materially different from those presented. Members of our senior management have discussed the development and selection of our critical accounting policies and estimates, and our disclosures regarding them, with the Audit Committee of our Board of Directors. There were no changes in our critical accounting policies and estimates during the three months ended March 31, 2021 from those set forth in “Critical Accounting Policies and Significant Judgments and Estimates” in our December 31, 2020 Annual Report on Form 10-K filed with the SEC on March 25, 2021.

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

As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

•	We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.
•	If we are unable to successfully commercialize our products, our business may be adversely affected.
•	COVID-19 has adversely affected our business and is expected to have an impact on our business for the foreseeable future.
•	Our financial results may vary significantly from quarter to quarter or may fall below the expectations of investors or securities analysts, each of which may adversely affect our stock price.
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

RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this report, and in our other public filings, before deciding to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that were not included as separate risk factors in, or reflect changes to the similarly titled risk factors included in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K, filed with the SEC on March 25, 2021.

Risks Related to our Business and Strategy

We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.

We have incurred losses since our inception and expect to incur losses in the future. We incurred net losses of $4.8 million and $5.5 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $196.0 million. We expect that our losses will continue for the foreseeable future as we will be required to invest significant additional funds to support product development, including development of new proprietary HTG EdgeSeq panels and products, and the commercialization of our HTG EdgeSeq platform and proprietary consumables. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products and services. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products and services, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

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

COVID-19 has adversely affected our business and is expected to have an impact on our business for the foreseeable future.

Our business, including our workforce, supply chain and customer base, has been adversely affected by COVID‑19.

COVID-19 has caused several countries to implement quarantines and/or significant restrictions on travel. In addition, affected regions, including several states within the United States, have implemented work restrictions that prohibit many employees from going to work. Moreover, COVID-19 has resulted in business closures and a substantial reduction in economic activity in the United States and worldwide.

While significant uncertainty remains as to the future impact of the COVID-19 pandemic on our operations, and on the global economy as a whole, COVID-19 had a negative impact on our product and product-related services revenue and collaborative development services revenue in 2020. We experienced a significant slowing of revenue generation beginning in March 2020 as a result of COVID-19, and we believe this period of reduced revenue will continue into 2021 due to disruptions to our customers’ businesses as a result of the pandemic. The extent of this impact is likely to vary from customer to customer depending upon how they are directly or indirectly impacted by local stay-at-home orders and other social distancing measures, priorities for the customers when the immediate impacts of the pandemic have passed, and the workforce and supplier impacts that each customer has experienced during the pandemic.

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

It is also possible that COVID-19 will continue to impact our workforce, supply chains or distribution networks or otherwise impact our ability to conduct sample processing services and custom assay design services and our ability to provide collaborative development services for companion diagnostic development programs. Governmental mandates may require forced shutdowns of our facilities for extended or indefinite periods. Pandemic outbreaks, including the COVID-19, could also substantially interfere with general commercial activity related to our supply chain and customer base, which could have a material adverse effect on our financial condition, results of operations, business or prospects. Restrictions resulting from COVID-19 may disrupt our supply chains or distribution networks or limit our ability to obtain sufficient materials for our consumables or instruments and may disrupt our ability to process customer samples or perform collaborative development services. Further, to the extent our customers’ businesses are adversely affected by the pandemic, they might delay or reduce purchases from us or collaborative development projects with us, which could adversely affect our results of operations.

The ultimate impact of COVID-19 or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our customers’ businesses, healthcare systems or the global economy as a whole. However, these effects could have a material adverse impact on our operations, financial position and liquidity.

We will need to raise additional capital to fund our operations in the future. If we are unsuccessful in attracting new capital, we may not be able to continue operations or may be forced to sell assets to do so. Alternatively, capital may not be available to us on favorable terms, or if at all. If available, financing terms may lead to significant dilution of our stockholders’ equity.

We are not profitable and have had negative cash flow from operations since our inception. To fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings and revenue generated from the sale of our HTG EdgeSeq platform, proprietary consumables, related services and collaborative development service arrangements with biopharmaceutical company customers. We currently anticipate that our cash and cash equivalents may be sufficient to enable us to fund our operations for at least the next 12 months. However, we will need to obtain additional funds to finance our operations in the future, and we could spend our available financial resources much faster than we currently expect. These circumstances raise substantial doubt about our ability to continue as a going concern. Additional capital may not be available at such times or amounts as needed by us. Historically we have financed our business in part by access to the capital markets. General market conditions resulting from the ongoing issues arising from COVID-19, as well as market conditions affecting companies in the life sciences industry in general, may make it difficult for us to seek financing from the capital markets on attractive terms, or at all. Even if capital is available, it might be available only on unfavorable terms. Any additional equity or convertible debt financing into which we enter could be dilutive to our existing stockholders. Any future debt financing into which we enter may impose covenants upon us that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, we may need to relinquish rights to our technologies or our products or grant licenses on terms that are not favorable to us. If access to sufficient capital is not available as and when needed, our business will be materially impaired, and we may be required to cease operations, curtail one or more product development or commercialization programs, or significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all of our assets. Any of these factors could harm our operating results.

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

Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, one customer accounted for 11% of our revenue for the year ended December 31, 2020, and two customers each accounted for 9% of our accounts receivable balance as of December 31, 2020. If orders from our top customers are discontinued and we are unable to establish new projects or continue to expand our customer base, our revenue in future periods may materially decrease. In addition, we experienced a significant slowing of product and product-related services revenue generation beginning in March 2020 as a result of COVID-19. This period of reduced revenue continued through the remainder of 2020 and continuing into 2021 due to disruptions to our customers’ businesses as a result of the pandemic. The extent of this impact on our ongoing business is likely to vary from customer to customer depending upon how they are directly or indirectly impacted by local stay-at-home orders and other social distancing measures, priorities for the customers when the immediate impacts of the pandemic have passed, and the workforce and supplier impacts that each customer has experienced during the pandemic. Fluctuations in our operating results may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described under the caption “Risk Factors – Risks Related to Our Business and Strategy” of this report. In addition, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. Our products involve a significant capital commitment from our customers or may depend on customer studies that have variable or indefinite timelines and accordingly, involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of investors or securities analysts, our stock price may be adversely affected.

Our sales cycle is lengthy and variable, which makes it difficult for us to forecast revenue and other operating results.

Our sales process involves numerous interactions with multiple individuals within any given organization, and often includes in-depth analysis by potential customers of our products (where in some instances we will provide a demonstration unit for their use and evaluation), performance of proof-of-principle studies, preparation of extensive documentation and a lengthy review process. As a result of these factors, the capital investment required in purchasing our instrument and the budget cycles of our customers, the time from initial contact with a customer to our receipt of a purchase order can vary significantly and be up to 12 months or longer. Given the length and uncertainty of our sales cycle, we have in the past experienced, and likely will in the future experience, fluctuations in our product and product-related services revenue on a period-to-period basis. In addition, any failure to meet customer expectations could result in customers choosing to retain their existing systems or service providers or to purchase systems or services other than ours. The revenue that we expect to earn from our collaborative development services are also subject to an extended, variable timeline based on each project agreement, which will likely result in fluctuations in our collaborative development services revenue on a period-to-period basis as well. Our collaborative development services revenue is also likely to continue to be impacted by COVID‑19.

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

Our clinical diagnostic business prospects in the United States and other applicable jurisdictions will depend on our ability to successfully complete clinical studies for product candidates that we intend to market as IVD kits. A failure of one or more clinical studies can occur at any stage of testing. The outcome of non-clinical studies may not be predictive of the success of clinical studies, and interim results, if any, of a clinical study do not necessarily predict final results. Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in non-clinical and clinical studies have nonetheless failed to obtain premarketing clearance or approval for their products. Completion of clinical studies, announcement of results of the studies and our ability to obtain regulatory approvals could be delayed for a variety of reasons, including:

•	unsatisfactory results of any clinical study, including failure to meet study objectives;
•	the failure of our principal third-party investigators to perform our clinical studies on our anticipated schedules;
•	imposition of a clinical hold following an inspection of our clinical study operations or trial sites by the FDA or other regulatory authorities;
•	our inability to adhere to clinical study requirements directly or with third parties, such as contract research organizations (“CRO’s”);
•	different interpretations of our non-clinical and clinical data, which could initially lead to inconclusive results;
•	delays in obtaining suitable patient samples for use in a clinical study; and
•	delays on patient enrollment due to COVID-19.

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

For the three months ended March 31, 2021, approximately 41% of our revenue was generated from sales originated by customers located outside of the United States, compared with 32% for three months ended March 31, 2020. We expect that a percentage of our future revenue will continue to come from international sources, and we expect to expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the legislation enacted in 2017 informally titled the Tax Cuts and Jobs Act (the “Tax Act”) enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act modified certain tax provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2020, we had federal net operating loss carryforwards (“NOLs”) to offset future taxable income of $177.6 million, of which $121.8 million will begin to expire after 2021 if not utilized, while the remainder can be carried forward indefinitely. A lack of future taxable income would adversely affect our ability to utilize these NOLs. Under the Tax Act, as modified by the CARES Act, our federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely but the deductibility of these federal NOLs is limited to 80% of taxable income. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “IRC”), and corresponding provisions of state law, a corporation that undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period) is subject to limitations on its ability to utilize its pre-ownership change NOL carryforwards and certain other pre-ownership change tax attributes to offset post-ownership change income or taxes. We believe we may have already experienced one or more ownership changes and may in the future experience one or more additional ownership changes, and thus, our ability to utilize pre-ownership change NOL carryforwards and other pre-ownership change tax attributes to offset post-ownership change income or taxes may be limited. Such limitations may cause a portion of our NOL and credit carryforwards to expire before we are able to utilize them. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

The withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our product candidates in the United Kingdom and the European Union, result in restrictions or imposition of taxes and duties for importing our product candidates into the United Kingdom or the European Union, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the United Kingdom and the European Union.

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

A 510(k) clearance or PMA submission for any future medical device product would likely place substantial restrictions on how the device is marketed or sold, and we will be required to continue to comply with extensive regulatory requirements, including, but not limited to Quality Systems Regulations (“QSRs”), registering manufacturing facilities, listing the products with the FDA, and complying with labeling, marketing, complaint handling, adverse event and medical device reporting requirements and corrections and removals. We cannot assure you that we will successfully maintain the clearances or approvals we may receive in the future. In addition, any clearances or approvals we obtain may be revoked if any issues arise that bring into question our products’ safety or effectiveness. Any failure to maintain compliance with FDA regulatory requirements could harm our business, financial condition and results of operations.

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

*Healthcare policy changes, including recently enacted legislation reforming the United States healthcare system, may have a material adverse effect on our financial condition and results of operations.

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

Also, under PAMA, CMS is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA. For an existing test that is cleared or approved by the FDA and for which Medicare payment is made as of April 1, 2014, CMS is required to assign a unique billing code if one has not already been assigned by the agency. In addition to assigning the code, CMS was required to publicly report payment for the tests. We cannot determine at this time the full impact of the law, including its implementing regulations, on our business, financial condition and results of operations.

The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), made changes that significantly impacted the biopharmaceutical and medical device industries and clinical laboratories. For example, the ACA imposes a multifactor productivity adjustment to the reimbursement rate paid under Medicare for certain clinical diagnostic laboratory tests, which may reduce payment rates. These or any future proposed or mandated reductions in payments may apply to some or all of the clinical laboratory tests that our diagnostics customers use our technology to deliver to Medicare beneficiaries, and may reduce demand for our diagnostic products.

Other significant measures contained in the ACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The ACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. However, the future of the ACA is uncertain. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, then-President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA. For example, the Tax Act includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated medical device tax and “Cadillac” tax on high-cost employer-sponsored health coverage and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, although it is unclear when the Supreme Court will make a decision or how it will rule. On February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the ACA. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021.  The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other litigation and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, then-President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, following the passage of other legislative amendments, including the Bipartisan Budget Act of 2018, will stay in effect through 2030 unless additional Congressional action is taken. However, COVID-19 relief legislation, including the CARES Act, has suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021 On January 2, 2013, then-President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	actual or anticipated quarterly variation in our results of operations or the results of our competitors;
•	announcements by us or our competitors of new products, significant contracts, commercial relationships or capital commitments;
•	failure to obtain or delays in obtaining product approvals or clearances from the FDA or foreign regulators;
•	adverse regulatory or coverage and reimbursement announcements;
•	issuance of new or changed securities analysts’ reports or recommendations for our stock;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	commencement of, or our involvement in, litigation;
•	market conditions in the life sciences and molecular diagnostics markets;
•	manufacturing disruptions;
•	any future sales of our common stock or other securities;
•	any change to the composition of our Board of Directors, executive officers or key personnel;
•	our failure to meet applicable Nasdaq listing standards and the possible delisting of our common stock from Nasdaq;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, COVID-19;
•	general economic conditions and slow or negative growth of our markets; and
•	the other factors described in this report under the caption “Risk Factors – Risks Related to Our Common Stock.”

The stock market in general, and market prices for the securities of health technology companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. COVID-19, for example, has resulted in significant volatility in the stock market over the last several months. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our operating results.

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

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 12, 2015).

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on March 25, 2021).

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

HTG Molecular Diagnostics, Inc.

Date: May 13, 2021	By:	/s/ John L. Lubniewski
John L. Lubniewski
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Laura L. Godlewski
Laura L. Godlewski
Vice President of Finance and Principal Accounting Officer (Principal Accounting Officer)