Form 10-Q
period 2021-06-30
HTG MOLECULAR DIAGNOSTICS, INC
filed 2021-08-12
CIK 1169987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 6, 2021, the registrant had 7,412,515 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$13,576,445	$22,397,812
Short-term investments available-for-sale, at fair value	16,181,828	6,298,075
Accounts receivable	1,421,780	1,588,767
Inventory, net of allowance of $18,780 at June 30, 2021 and $26,052 at December 31, 2020	2,318,130	1,492,126
Prepaid expenses and other	2,448,678	1,094,273
Total current assets	35,946,861	32,871,053
Operating lease right-of-use assets	246,321	1,009,097
Property and equipment, net	1,120,966	1,227,402
Other non-current assets	5,743	90,356
Total assets	$37,319,891	$35,197,908

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,682,290	$1,348,762
Accrued liabilities	1,317,690	1,459,878
Contract liabilities - current	208,736	185,083
NuvoGen obligation - current	486,058	512,729
Current portion of long-term debt	3,164,413	3,022,139
Operating lease liabilities - current	263,731	685,220
Other current liabilities	18,953	22,563
Total current liabilities	7,141,871	7,236,374
NuvoGen obligation - non-current, net of discount	4,244,939	4,479,396
Long-term debt, net of current portion, discount and debt issuance costs	7,443,275	8,568,308
Operating lease liabilities - non-current	—	368,682
Other non-current liabilities	48,992	60,488
Total liabilities	18,879,077	20,713,248
Commitments and Contingencies (Note 15)
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 23,770 shares authorized, issued and outstanding at June 30, 2021 and December 31, 2020	24	24
Common stock, $0.001 par value; 26,666,667 shares authorized at June 30, 2021 and December 31, 2020, 7,411,474 shares issued and outstanding at June 30, 2021 and 5,199,997 shares issued and outstanding at December 31, 2020	7,411	5,200
Additional paid-in-capital	217,080,903	205,661,999
Accumulated other comprehensive income	3,596	5,298
Accumulated deficit	(198,651,120)	(191,187,861)
Total stockholders’ equity	18,440,814	14,484,660
Total liabilities and stockholders' equity	$37,319,891	$35,197,908

See notes to the unaudited condensed consolidated financial statements

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Product and product-related services	$2,074,204	$1,728,526	$3,509,350	$3,716,663
Collaborative development services	—	234,768	—	472,105
Total revenue	2,074,204	1,963,294	3,509,350	4,188,768

Operating expenses:
Cost of product and product-related services revenue	971,043	974,642	1,756,243	1,990,134
Selling, general and administrative	3,903,815	4,255,485	7,763,434	8,930,748
Research and development	1,281,361	1,732,776	2,653,401	3,659,051
Total operating expenses	6,156,219	6,962,903	12,173,078	14,579,933
Operating loss	(4,082,015)	(4,999,609)	(8,663,728)	(10,391,165)

Other income (expense):
Interest expense	(260,289)	(250,759)	(530,646)	(476,089)
Interest income	7,820	68,002	14,032	209,898
Other income	—	—	—	22,268
Gain on forgiveness of PPP Loan	1,735,792	—	1,735,792	—
Loss on extinguishment of MidCap Credit Facility and QNAH Convertible Note	—	(522,394)	—	(522,394)
Total other income (expense)	1,483,323	(705,151)	1,219,178	(766,317)
Net loss before income taxes	(2,598,692)	(5,704,760)	(7,444,550)	(11,157,482)
Provision for income taxes	(16,260)	(5,791)	(18,709)	(10,967)
Net loss	$(2,614,952)	$(5,710,551)	$(7,463,259)	$(11,168,449)
Net loss per share, basic and diluted	$(0.39)	$(1.30)	$(1.17)	$(2.57)
Shares used in computing net loss per share, basic and diluted	6,687,330	4,383,831	6,365,827	4,344,180

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(2,614,952)	$(5,710,551)	$(7,463,259)	$(11,168,449)
Other comprehensive income (loss), net of tax effect:
Unrealized gain (loss) on short-term investments	—	(26,136)	—	21,561
Foreign currency translation adjustment	(145)	909	(1,702)	6,406
Total other comprehensive income (loss)	(145)	(25,227)	(1,702)	27,967
Comprehensive loss	$(2,615,097)	$(5,735,778)	$(7,464,961)	$(11,140,482)

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three and Six Months Ended June 30, 2021
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at January 1, 2021	23,770	$24	5,199,997	$5,200	$205,661,999	$5,298	$(191,187,861)	$14,484,660
Stock-based compensation expense	—	—	—	—	337,823	—	—	337,823
Release of restricted stock awards	—	—	1,390	1	—	—	—	1
Net share settlement of restricted stock awards	—	—	(250)	—	(1,197)	—	—	(1,197)
Employee stock purchase plan expense	—	—	—	—	13,115	—	—	13,115
Issuance of common stock from ATM Offering, net of commissions of approximately $0.2 million	—	—	1,058,045	1,058	6,854,140	—	—	6,855,198
Exercise of stock options	—	—	75	—	326	—	—	326
Net loss	—	—	—	—	—	—	(4,848,307)	(4,848,307)
Foreign currency translation adjustment	—	—	—	—	—	(1,557)	—	(1,557)
Balance at March 31, 2021	23,770	$24	6,259,257	$6,259	$212,866,206	$3,741	$(196,036,168)	$16,840,062
Stock-based compensation expense	—	—	—	—	339,369	—	—	339,369
Release of restricted stock awards	—	—	992	1	—	—	—	1
Net share settlement of restricted stock awards	—	—	(127)	—	(695)	—	—	(695)
Employee stock purchase plan expense	—	—	—	—	13,116	—	—	13,116
Stock issued under stock purchase plans	—	—	13,637	13	53,424	—	—	53,437
Issuance of common stock from ATM Offering, net of commissions of approximately $0.1 million	—	—	992,834	993	3,809,628	—	—	3,810,621
Exercise of pre-funded warrants		—	144,881	145	(145)	—	—	—
Net loss	—	—	—	—	—	—	(2,614,952)	(2,614,952)
Foreign currency translation adjustment	—	—	—	—	—	(145)	—	(145)
Balance at June 30, 2021	23,770	$24	7,411,474	$7,411	$217,080,903	$3,596	$(198,651,120)	$18,440,814

	Three and Six Months Ended June 30, 2020
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2020	-	$-	3,872,682	$3,873	$194,288,368	$(4,964)	$(170,317,643)	$23,969,634
Stock-based compensation expense	—	—	—	—	415,256	—	—	415,256
Release of restricted stock awards	—	—	2,396	2	34	—	—	36
Net share settlement of restricted stock awards	—	—	(751)	(1)	(7,051)	—	—	(7,052)
Employee stock purchase plan expense	—	—	—	—	5,379	—	—	5,379
Issuance of common stock from ATM Offering, net of commissions and issuance costs of approximately $0.2 million	—	—	293,271	293	2,435,619	—	—	2,435,912
Issuance of Series A convertible preferred stock in private placement, net of issuance costs of $37,000	10,170	10	—	—	562,945	—	—	562,955
Issuance of Series A convertible preferred stock in exchange for outstanding common stock	41,100	41	—	—	2,424,859	—	—	2,424,900
Cancellation of common stock received in exchange for Series A convertible preferred stock	—	—	(274,000)	(274)	(2,424,626)	—	—	(2,424,900)
Exercise of pre-funded warrants	—	—	211,784	212	31,556	—	—	31,768
Issuance of common stock in connection with LP Purchase Agreement	—	—	41,026	41	(41)	—	—	—
Transaction costs incurred in connection with LP Purchase Agreement	—	—	—	—	(96,000)	—	—	(96,000)
Net loss	—	—	—	—	—	—	(5,457,898)	(5,457,898)
Unrealized gain on short-term investments	—	—	—	—	—	47,697	—	47,697
Foreign currency translation adjustment	—	—	—	—	—	5,497	—	5,497
Balance at March 31, 2020	51,270	$51	4,146,408	$4,146	$197,636,298	$48,230	$(175,775,541)	$21,913,184
Stock-based compensation expense	—	—	—	—	361,477	—	—	361,477
Release of restricted stock awards	—	—	1,583	2	22	—	—	24
Net share settlement of restricted stock awards	—	—	(426)	—	(2,108)	—	—	(2,108)
Stock issued under stock purchase plan	—	—	3,033	3	30,509	—	—	30,512
Issuance of common stock from ATM Offering, net of commissions of $43,000	—	—	138,981	139	1,394,919	—	—	1,395,058
Conversion of Series A convertible preferred stock for common stock	(27,500)	(27)	183,333	183	(156)	—	—	—
Adjustment in connection with LP Purchase Agreement commitment fee and transaction costs	—	—	—	—	301,538	—	—	301,538
Issuance of common stock warrants in connection with SVB Term Loan	—	—	—	—	420,000	—	—	420,000
Net loss	—	—	—	—	—	—	(5,710,551)	(5,710,551)
Unrealized loss on short-term investments	—	—	—	—	—	(26,136)	—	(26,136)
Foreign currency translation adjustment	—	—	—	—	—	909	—	909
Balance at June 30, 2020	23,770	$24	4,472,912	$4,473	$200,142,499	$23,003	$(181,486,092)	$18,683,907

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(7,463,259)	$(11,168,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	375,334	700,276
Accretion of discount on NuvoGen obligation	(6,149)	(6,656)
Provision for excess inventory	5,507	1,672
Amortization of QNAH Convertible Note issuance costs	—	6,505
Amortization of MidCap Credit Facility discount and issuance costs	—	101,482
Amortization of SVB Term Loan discount and issuance costs	234,927	3,389
Stock-based compensation expense	677,194	776,793
Employee stock purchase plan expense	26,231	10,758
Non-cash operating lease expense	254,584	306,230
Accrued interest on available-for-sale securities investments	(10,530)	(98,092)
Stock compensation expense in connection with LP Purchase Agreement	—	205,538
Gain on forgiveness of PPP Loan	(1,735,792)	—
Loss on extinguishment of Midcap Credit Facility and QNAH Convertible Note	—	522,394
Loss on abandonment and disposal of assets, net	178,925	49,226
Changes in operating assets and liabilities:
Accounts receivable	(114,735)	2,152,714
Inventory	(831,511)	(120,575)
Prepaid expenses and other	(573,569)	171,774
Deferred offering costs	—	140,320
Accounts payable	443,816	(659,736)
Accrued liabilities	(117,926)	(1,047,223)
Contract liabilities	21,241	(53,284)
Operating lease liabilities	(266,464)	(378,840)
Net cash used in operating activities	(8,902,176)	(8,383,784)
Investing activities
Purchase of property and equipment	(241,474)	(322,372)
Maturities of available-for-sale securities	6,300,000	17,950,000
Purchase of available-for-sale securities	(16,173,223)	(4,272,298)
Net cash (used in) provided by investing activities	(10,114,697)	13,355,330
Financing activities
Proceeds from issuance of SVB Term Loan	—	10,000,000
Payment of SVB Term loan issuance costs	—	(45,934)
Payments for extinguishment of MidCap Credit Facility	—	(7,438,623)
Payments for extinguishment of QNAH Convertible Note	—	(3,000,000)
Proceeds from ATM Offering, net of commissions of $0.3 million	10,665,819	3,830,970
Proceeds from PPP Loan	—	1,717,000
Proceeds from Series A convertible preferred stock in private placement	—	562,955
Payments on NuvoGen obligation	(254,979)	(421,525)
Proceeds from exercise of pre-funded warrants	—	31,768
Proceeds from shares purchased under stock purchase plans	53,437	25,133
Payments on financing leases	(12,694)	(22,845)
Proceeds from exercise of stock options	326	—
Taxes paid for net share settlement of restricted stock awards	(1,892)	(9,160)
Payments on 2021 and 2020 Insurance Notes	(247,047)	(80,710)
Net cash provided by financing activities	10,202,970	5,149,029

Effect of exchange rates on cash	(7,464)	3,805

Decrease (increase) in cash, cash equivalents and restricted cash	(8,821,367)	10,124,380
Cash, cash equivalents and restricted cash at beginning of period	22,397,812	10,889,995
Cash, cash equivalents and restricted cash at end of period	$13,576,445	$21,014,375

Supplemental disclosure of noncash investing and financing activities
Fixed asset purchases payable and accrued at period end	$41,864	$-
Issuance of Series A convertible preferred stock in exchange for outstanding common stock	—	2,424,900
Issuance of common stock upon conversion of Series A convertible preferred stock	—	1,622,500
Issuance of common stock from cashless exercise of pre-funded warrants	145	—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	—	21,078
SVB Term Loan costs payable and accrued at period end	—	60,710
2021 and 2020 Insurance Notes issued for insurance premiums	746,360	735,195
Gain on forgiveness of PPP Loan	1,735,792	—
Supplemental cash flow information
Cash paid for interest	$296,835	$602,200
Cash paid for taxes	12,665	6,581

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

The Company operates in one segment and its customers are located primarily in the United States and Europe. For the three and six months ended June 30, 2021 approximately 30% and 34% respectively, of the Company’s revenue was generated from sales originated by customers located outside of the United States, compared with 40% and 36% for the three and six months ended June 30, 2020, respectively.

COVID-19 Pandemic

The full impact of the COVID-19 pandemic (“COVID-19”) continues to evolve as of the date of this report and management continues to actively monitor the potential impact of the global situation on its financial condition, liquidity and future results of operations, suppliers, industry and workforce. Given the ongoing evolution of COVID-19, including the emergence of variants and resurgences in many areas of the world and the global responses to curb its spread, the Company is not able to fully estimate the effects of COVID-19 on its results of operations, financial condition or liquidity.

The Company experienced a significant slowing of product and product-related services revenue generation beginning in March 2020 and throughout the first half of 2021. The extent of this impact has varied from customer to customer depending upon how they have been directly or indirectly impacted by local stay-at-home orders and other social distancing measures, prioritization by those customers as the immediate impacts of the pandemic have passed, and the workforce and supplier impacts that COVID-19 has had on each customer.

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to COVID-19. On April 21, 2020, the Company received proceeds from a loan pursuant to the Paycheck Protection Program (“PPP”) of the CARES Act (the “PPP Loan”) in the amount of $1.7 million from Silicon Valley Bank (“SVB”), as lender (see Note 8). The Company applied for full forgiveness of the PPP Loan in October 2020. In May 2021, the Company received notification that the PPP Loan and related accrued interest, totaling $1,735,792, were forgiven by the U.S. Small Business Administration (“SBA”), and that the PPP Loan note had been canceled.

In December 2020, the Consolidated Appropriations Act (the “Appropriations Act”) was signed into law to further address the ongoing impacts of COVID-19. The Appropriations Act introduced several additional potential credits and benefits for employers to consider including, but not limited to, the ability for employers who have previously obtained a PPP Loan to potentially also qualify for Employee Retention Credits (“ERC”), initially created as part of the CARES Act. In March 2021, the American Rescue Plan of 2021 was enacted to, amongst other things, extend and expand ERC benefits through December 31, 2021. The Company qualified for certain ERC benefits during the year ended December 31, 2020 and the first two quarters of 2021 and expects to continue to seek out these benefits in future periods as appropriate.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect the accounts of the Company as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The accompanying condensed consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and the results of its operations and cash flows, as of and for the periods presented. The accompanying condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information and disclosures required by GAAP for annual financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021.

All share and per share amounts within the condensed consolidated financial statements and notes thereto have been adjusted to reflect the reverse stock split completed by the Company in November 2020 for all periods and dates presented. See Note 14 for more information about the Company’s reverse stock split.

Going Concern and Liquidity

Management has assessed the Company’s ability to continue as a going concern within one year of issuance of these financial statements. The accompanying interim unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of the assets and satisfaction of liabilities in the normal course of business. However, the Company has had recurring operating losses and negative operating cash flows since its inception and has an accumulated deficit of $198.7 million as of June 30, 2021. As of June 30, 2021, the Company had working capital of $28.8 million and long-term liabilities of $11.7 million. The Company’s liability balances consist primarily of its debt obligations, including an asset-secured loan with Silicon Valley Bank (the “SVB Term Loan”), as well as an obligation to NuvoGen Research, LLC (the “NuvoGen obligation”) (see Note 10). Potentially changing circumstances, including COVID-19 uncertainties, may result in the depletion of the Company’s capital resources more rapidly than it currently anticipates, resulting in the Company not having adequate resources to fund its planned operations and expenditures for at least the next 12 months and to comply with the financial covenant in the Loan and Security Agreement for the SVB Term Loan (the “Loan Agreement”). These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, HTG Molecular Diagnostics France, SARL, after elimination of all intercompany transactions and balances as of June 30, 2021 and December 31, 2020.

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

The Company’s top customer accounted for 31% of the Company’s total revenue for the three months ended June 30, 2021, compared with the Company’s top three customers accounting for 17%, 12% and 10% of the Company’s total revenue for the three months ended June 30, 2020. The Company’s top three customers accounted for 15%, 11% and 10% of the Company’s total revenue for the six months ended June 30, 2021, compared with one customer accounting for 23% and two additional customers each accounting for 11% of the Company’s total revenue for the six months ended June 30, 2020.

The largest two customers accounted for 31% and 12% of the Company’s accounts receivable as of June 30, 2021. The largest two customers accounted for approximately 9% each of the Company’s accounts receivable as of December 31, 2020.

One inventory supplier accounted for 47% of the Company’s accounts payable as of June 30, 2021, compared with two vendors who accounted for 21% and 20% of the Company’s accounts payable as of December 31, 2020.

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

The NuvoGen obligation relates to an asset purchase transaction with a then-common stockholder of the Company (see Note 10). As of June 30, 2021, the estimated aggregate fair value of the NuvoGen obligation is approximately $4.5 million, determined using a Monte Carlo simulation with key assumptions including future revenue, volatility, discount and risk-free rates.

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

New Accounting Pronouncements

The following are new FASB ASUs that had not been adopted by the Company as of June 30, 2021:

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

Note 3. Inventory

Inventory, net of allowance, consisted of the following as of the dates indicated:

	June 30,	December 31,
	2021	2020
Raw materials	$1,761,381	$1,079,528
Work in process	189,671	147,455
Finished goods	385,858	291,195
Total gross inventory	2,336,910	1,518,178
Less inventory allowance	(18,780)	(26,052)
	$2,318,130	$1,492,126

For the three and six months ended June 30, 2021, the Company recorded adjustments to provision for excess inventory of $671 and $5,507, respectively. For the three and six months ended June 30, 2020, the Company recorded adjustments to provision for excess inventory of $(5,275) and $1,672. Adjustments in these periods to the allowance for estimated shrinkage, obsolescence and excess inventory have been included in cost of product and product-related services revenue in the accompanying condensed consolidated statements of operations.

HTG EdgeSeq instruments at customer locations under evaluation agreements are included in finished goods inventory. Finished goods inventory under evaluation as of June 30, 2021 was $98,664 compared with $50,855 as of December 31, 2020.

Note 4. Fair Value Instruments

Financial assets and liabilities measured at fair value are classified in their entirety in the fair value hierarchy based on the lowest level input significant to the fair value measurement. The following table classifies the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 in the fair value hierarchy:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$12,596,529	$—	$—	$12,596,529
Investments available-for-sale at fair value
Corporate debt securities	—	16,181,828	—	16,181,828
Total	$12,596,529	$16,181,828	$—	$28,778,357

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$17,497,282	$—	$—	$17,497,282
Corporate debt securities	—	4,499,270	—	4,499,270
Investments available-for-sale at fair value
Corporate debt securities	—	6,298,075	—	6,298,075
Total	$17,497,282	$10,797,345	$—	$28,294,627

There are no other financial instruments subject to fair value measurement on a recurring basis. Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and six months ended June 30, 2021 or the year ended December 31, 2020.

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

Fair values of these assets are based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not adjust any of the valuations received from these third parties with respect to any of its Level 1 or 2 securities for the six-month period ended June 30, 2021 or the year ended December 31, 2020 and did not have any Level 3 financial assets or liabilities during either of these periods.

Note 5. Available-for-Sale Securities

The Company’s portfolio of available-for-sale securities consists of high credit quality corporate debt securities. The following is a summary of the Company’s available-for-sale securities as of June 30, 2021 and December 31, 2020:

	June 30, 2021
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
Corporate debt securities	16,181,828	—	—	16,181,828
Total available-for-sale securities	$16,181,828	$—	$—	$16,181,828

	December 31, 2020
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
Corporate debt securities	6,298,075	—	—	6,298,075
Total available-for-sale securities	$6,298,075	$—	$—	$6,298,075

There were no gross unrealized losses relating to the Company’s available-for-sale securities investments as of June 30, 2021. There were no net adjustments to unrealized gains (losses) on short-term investments, net of tax in other comprehensive income for the three and six months ended June 30, 2021. The net adjustment to unrealized gains (losses) on short-term investments, net of tax in other comprehensive income totaled $(26,136) and $21,561 for the three and six months ended June 30, 2020, respectively.

Contractual maturities of debt investment securities as of June 30, 2021 are shown below. Expected maturities may differ from contractual maturities where issuers of the securities have the right to prepay obligations without prepayment penalties.

	Under
	1 Year	1 to 2 Years	Total
Corporate debt securities	16,181,828	—	16,181,828
Total available-for-sale securities	$16,181,828	$—	$16,181,828

Note 6. Property and Equipment

Property and equipment, net, consists of the following as of the dates indicated:

	June 30,	December 31,
	2021	2020
Furniture & fixtures	$1,086,341	$1,082,717
Leasehold improvements	1,931,762	1,943,534
Equipment used in manufacturing	2,366,054	2,166,743
Equipment used in research & development	2,506,644	2,506,644
Equipment used in the field	208,005	208,005
Software	488,098	420,301
Property and equipment	8,586,904	8,327,944
Less: accumulated depreciation and amortization	(7,465,938)	(7,100,542)
	$1,120,966	$1,227,402

Depreciation and leasehold improvement amortization expense was approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2021, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2020, respectively.

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following as of the dates indicated:

	June 30,	December 31,
	2021	2020
Accrued employee bonuses	$423,567	$436,799
Payroll and employee benefit accruals	464,684	694,058
Accrued professional fees	159,402	49,264
Other accrued liabilities	270,037	279,757
	$1,317,690	$1,459,878

Note 8. Debt Obligations

Current portion of long-term debt consisted of the following as of the dates indicated:

	June 30,	December 31,
	2021	2020
SVB Term Loan	$2,500,000	$2,000,000
PPP Loan	—	857,040
2021 Insurance Note	664,413	—
2020 Insurance Note	—	165,099
	$3,164,413	$3,022,139

Long-term debt, net of current portion, discount and debt issuance costs, consisted of the following as of the dates indicated:

	June 30,	December 31,
	2021	2020
SVB Term Loan, net of discount and debt issuance costs	$7,443,275	$7,708,348
PPP Loan	—	859,960
	$7,443,275	$8,568,308

SVB Term Loan

On June 24, 2020 (the “Closing Date”), the Company entered into the SVB Term Loan, by and among the Company and SVB, as lender, which provides a secured term loan in the principal amount of $10.0 million.

The proceeds from the SVB Term Loan were fully funded on June 25, 2020. Together with cash on hand, the proceeds were used to repay in full all outstanding amounts and fees due under the Company’s credit facility with MidCap Financial Trust (the “MidCap Credit Facility”) in an aggregate amount equal to $7.5 million, including collateral agent legal fees and prepayment fees, in addition to the Company’s subordinated convertible promissory note to QNAH (the “QNAH Convertible Note”) and related accrued interest in the aggregate amount of $3.2 million. As a result of the repayment, the Company recorded a loss on extinguishment of the MidCap Credit Facility and the QNAH Convertible Note of $0.5 million in other income (expense) in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2020. All obligations under the MidCap Credit Facility and the QNAH Convertible Note were fulfilled as a result of this extinguishment.

The SVB Term Loan bears interest at a floating rate equal to the greater of 2.50% above the Prime Rate (as defined in the Loan Agreement) and 5.75%. Interest on the SVB Term Loan is due and payable monthly in arrears. The SVB Term Loan originally required interest-only payments through June 30, 2021. As a result of the Company’s achievement of an equity milestone defined in the Loan Agreement during the quarter ended June 30, 2021, the interest-only period has been extended for six months. The extended interest-only period will be followed by equal monthly payments of principal and interest through the maturity date of December 1, 2023.

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

The Company included $0.9 million of debt discount associated with the SVB Term Loan, resulting from fees and debt issuance costs, inclusive of the fair value of warrants issued, in long-term debt, net of current portion, discount and debt issuance costs in the accompanying condensed consolidated balance sheets as of June 30, 2021. Amortization of the debt discount associated with the SVB Term Loan was $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively, and was included in interest expense in the accompanying condensed consolidated statements of operations.

The remaining principal repayments due under the SVB Term Loan as of June 30, 2021 are as follows for each fiscal year:

2021	$-
2022	5,000,000
2023	5,000,000
Total SVB Term Loan payments	10,000,000
Less discount and deferred financing costs	(856,725)
Plus final fee premium	800,000
Total SVB Term Loan, net	$9,943,275

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

On May 26, 2021 the Company received notification from SVB that the PPP Loan and related accrued interest was forgiven in full by the SBA, and the PPP Loan note had been canceled. Accordingly, the Company recorded a gain on forgiveness of the PPP Loan of $1.7 million for both the three and six months ended June 30, 2021, included in other income (expense) in the accompanying condensed consolidated statements of operations. The Company has not accrued any liability associated with the risk of an adverse SBA review.

Insurance Note

On April 27, 2020, the Company entered into a commercial financing agreement to extend the payment period related to its director and officer insurance policy (the “2020 Insurance Note”). The 2020 Insurance Note required a down payment to be made upon signing the agreement equal to approximately $0.2 million. The unpaid premium balance of approximately $0.7 million was financed at an annual rate of 3.61% and was repaid in nine equal monthly payments of principal and interest through February 2021.

On May 5, 2021, the Company entered into a new commercial financing agreement to extend the payment period related to its director and officer insurance policy (the “2021 Insurance Note”). The 2021 Insurance Note required a down payment to be made upon signing the agreement equal to approximately $0.4 million. The remaining unpaid premium balance of approximately $0.7 million has been financed at an annual rate of 3.57% and is to be repaid in nine equal monthly payments of principal and interest beginning in June 2021. The 2021 Insurance Note contains customary events of default relating to, among other things, payment defaults and breaches of representations, warranties or terms of the 2021 Insurance Note documents, and may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

Note 9. Revenue from Contracts with Customers

Product and Product-related Services Revenue

The Company had product and product-related services revenue consisting of revenue from the sale of instruments and consumables and the use of the HTG EdgeSeq proprietary technology to process samples and design custom RUO assays for the three and six months ended June 30, 2021 and 2020 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product revenue:
Instruments	$397,205	$257,029	$621,218	$491,654
Consumables	867,970	781,304	1,472,352	1,327,243
Total product revenue	1,265,175	1,038,333	2,093,570	1,818,897
Product-related services revenue:
Custom RUO assay design	—	343,284	48,350	972,466
RUO sample processing	809,029	346,909	1,367,430	925,300
Total product-related services revenue	809,029	690,193	1,415,780	1,897,766
Total product and product-related services revenue	$2,074,204	$1,728,526	$3,509,350	$3,716,663

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

Collaborative Development Services Revenue

The Company enters into collaborative development services agreements with biopharmaceutical companies for the development of NGS-based companion diagnostic assays in support of and in conjunction with, biopharmaceutical companies’ drug development programs. These collaborative development services agreements may generate upfront fees, and in some cases subsequent milestone payments that may be earned upon completion of certain product development milestones or activities. The Company follows ASC 606 and ASC 808 to determine the appropriate recognition of revenue under its collaborative research, development and commercialization agreements. For the three and six months ended June 30, 2020, collaborative development services revenue was generated through statements of work entered into a Master Assay Development, Commercialization and Manufacturing Agreement (the “Governing Agreement”) with QIAGEN Manchester Limited (“QML”) discussed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Collaborative development services	$—	$234,768	$—	$472,105

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

Contract Liabilities

The Company may receive up-front payments from customers for custom RUO assay design and sample processing services. In addition, payments for instrument extended warranty contracts are required to be made in advance. The Company recognizes such up-front payments as contract liabilities. The contract liabilities are subsequently reduced as revenue is recognized. Contract liabilities of approximately $0.2 million were included in contract liabilities – current and an additional immaterial amount of contract liabilities were included in other non-current liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2021. The Company expects the majority of its deferred revenue to be realized within the next 12 months as of June 30, 2021.

Changes in the Company’s contract liability were as follows as of the dates indicated:

	Product Revenue	Custom RUO Assay Design	Sample Processing	Total Contract Liability
Balance at January 1, 2021	$103,580	$-	$93,884	$197,464
Deferral of revenue	153,400	—	350,224	503,624
Recognition of deferred revenue	(130,759)	—	(351,626)	(482,385)
Balance at June 30, 2021	$126,221	$—	$92,482	$218,703

	Product Revenue	Custom RUO Assay Design	Sample Processing	Total Contract Liability
Balance at January 1, 2020	$95,148	$66,216	$438,090	$599,454
Deferral of revenue	273,829	337,035	67,729	678,593
Recognition of deferred revenue	(272,653)	(403,251)	(55,971)	(731,875)
Balance at June 30, 2020	$96,324	$—	$449,848	$546,172

Note 10. Other Agreements

NuvoGen Obligation

Pursuant to the Company’s asset purchase agreement with NuvoGen Research, LLC (“NuvoGen”), as amended, the Company is obligated to pay NuvoGen the greater of $400,000 or 6% of annual revenue until the obligation is paid in full. In addition to fixed quarterly payments of $100,000, there were $24,452 of revenue-based payments payable as of June 30, 2021, compared with approximately $54,777 of revenue-based payments payable as of December 31, 2020. There have been no significant modifications to the terms and conditions of the Company’s NuvoGen obligation since the disclosures made in Part II, Item 8, Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2021.

Remaining minimum payments to be made in 2021 include $24,452 of revenue-based payments payable as of June 30, 2021 and an estimate of additional revenue-based payments to be made in the fourth quarter of 2021 relating to actual revenue generated in the third quarter of 2021, estimated using actual revenue generated in the same quarter in 2020. Minimum payments for 2022 include an estimate of additional revenue-based payments to be made in the first and second quarters of 2022 relating to revenue generated in the fourth quarter of 2021 and the first quarter of 2022, estimated using actual revenue generated in the same quarters in 2020 and 2021. Remaining minimum payments include only the minimum quarterly payments to be made in each period. Actual payments could vary from what is shown in the table, to the extent that 6% of the Company’s annual revenue in 2021 and beyond exceeds $400,000.

The remaining minimum payments to be made to NuvoGen as of June 30, 2021 are as follows for each fiscal year:

2021	$231,078
2022	454,980
2023	400,000
2024	400,000
2025	400,000
2026 and beyond	2,771,713
Total NuvoGen obligation payments	4,657,771
Plus interest accretion	73,226
Total NuvoGen obligation, net	$4,730,997

The Company has recorded the obligation at the estimated present value of the future payments using a discount rate of 2.5%, the Company’s estimate of its effective borrowing rate for similar obligations. The unamortized interest accretion was $(73,226) and $(79,376) as of June 30, 2021 and December 31, 2020, respectively. Discount accreted during the three and six months ended June 30, 2021 was $(3,043) and $(6,149), respectively, compared with $(3,226) and $(6,656) for the three and six months ended June 30, 2020, respectively.

Note 11. Leases

Operating Leases

The Company leases office space under agreements classified as operating leases. The Company’s active leases as of June 30, 2021 are for office and manufacturing space in Tucson, Arizona, which expire in 2022. The Company’s leases do not include any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees.

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

In the first quarter of 2021, the Company closed its development laboratory in San Carlos, California and, as a result, $0.2 million of operating right-of-use assets related to the abandonment of the laboratory were written off to research and development expense during the six months ended June 30, 2021.

The components of lease cost for operating leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating leases
Operating lease cost	$108,024	$182,649	$275,703	$387,876
Variable lease cost	20,333	43,706	46,484	53,162
Operating lease expense	128,357	226,355	322,187	441,038

The table below summarizes other information related to the Company’s operating leases:

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in measurement of operating lease liabilities	$287,581	$439,518
Establishment of operating lease liabilities arising from obtaining right-of-use assets	$-	$21,078
Weighted-average remaining lease term – operating leases	0.6	2.0
Weighted-average discount rate – operating leases	6.3%	9.6%

Remaining maturities of the Company’s operating leases, excluding short-term leases, included in operating lease liabilities – current in the condensed consolidated balance sheets as of June 30, 2021 are as follows:

2021	$230,807
2022	38,446
Total	269,253
Less present value discount	(5,522)
Total operating lease liabilities	$263,731

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

The components of lease cost for financing leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Financing leases
Amortization of right-of-use assets	$5,958	$11,480	$13,057	$23,998
Interest on lease liability	1,510	2,347	3,175	4,982
Total financing lease cost	$7,468	$13,827	$16,232	$28,980

The table below summarizes other information related to the Company’s financing leases:

	Six Months Ended June 30,
	2021	2020
Weighted-average remaining lease term – financing leases	3.2	3.6
Weighted-average discount rate – financing leases	9.77%	9.77%

As of June 30, 2021, remaining maturities of the Company’s financing leases are as follows:

2021	$12,487
2022	20,715
2023	18,396
2024	16,080
Total	67,678
Less present value discount	(9,698)
Financing lease liabilities, net	$57,980

Financing lease liabilities net of discount of $57,980, of which $18,953 and $39,027 were included in other current liabilities and other non-current liabilities, respectively, and financing right-of-use assets of $53,713, were included in property and equipment, net, in the condensed consolidated balance sheet as of June 30, 2021.

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

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Six Months Ended June 30,
	2021	2020
Options to purchase common stock	445,590	266,049
Series A Preferred	158,545	—
Common stock warrants	58,688	58,688
Restricted stock units	7,459	11,312

Note 13. Warrants

In connection with certain of its redeemable convertible preferred stock issuances, convertible debt financings and other financing arrangements, the Company has issued warrants for shares of its common stock and various issues of its redeemable convertible preferred stock, which have since been converted to common stock warrants.

In connection with the Securities Purchase Agreement (see Note 14), the Company issued and sold pre-funded warrants exercisable for an aggregate of 360,779 shares of common stock. The total exercise price of the pre-funded warrants is $9.75 per share, $9.60 of which was pre-funded and paid to the Company upon issuance of the pre-funded warrants. The remaining exercise price of the pre-funded warrants is $0.15 per share. In March 2020, 211,784 of the pre-funded warrants were exercised for proceeds of $31,768. In June 2021, the remaining 148,995 pre-funded warrants were exercised on a cashless, net exercise basis, resulting in the issuance of 144,881 shares of common stock.

In connection with the SVB Term Loan (see Note 8), the Company granted to SVB a warrant to purchase up to 42,894 shares of the Company’s common stock at a purchase price of $11.6565 per share. The warrant will expire on June 24, 2030 and may be exercised for cash or at the election of the holder on a cashless, net exercise basis.

The following table shows the common stock warrants outstanding as of June 30, 2021:

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

In March 2020, 211,784 of the pre-funded warrants were exercised for additional proceeds of $31,768. In June 2021, the remaining 148,995 pre-funded warrants were exercised on a cashless, net exercise basis, resulting in the issuance of 144,881 shares of the Company’s common stock.

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

During the six months ended June 30, 2021, the Company sold 2,050,879 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of approximately $11.0 million. After paying sales commissions owed in connection with the ATM Offering of approximately $0.3 million, the Company’s aggregate net proceeds for the six months ended June 30, 2021 were approximately $10.7 million.

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

Each share of Series A Preferred is convertible into 6.67 shares of the Company’s common stock, subject to proportional adjustment and beneficial ownership limitations. In June 2020, certain of the Investors elected to convert 27,500 shares of Series A Preferred to common stock in the aggregate, resulting in the issuance of 183,333 shares of the Company’s common stock. The remaining 23,770 Series A Preferred shares remain outstanding as of June 30, 2021. In the event of the Company’s liquidation, dissolution or winding up, holders of Series A Preferred will participate pari passu with any distribution of proceeds to holders of the Company’s common stock. Holders of Series A Preferred are entitled to receive dividends on shares of Series A Preferred equal (on an as converted to common stock basis) to and in the same form as dividends actually paid on the Company’s common stock. Shares of Series A Preferred generally have no voting rights, except as required by law.

LP Purchase Agreement

On March 24, 2020, the Company entered into a purchase agreement (“LP Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right to sell to Lincoln Park up to $20.0 million of shares of its common stock (“Purchase Shares”) from time to time over the 36-month term of the LP Purchase Agreement. The purchase price of the Purchase Shares is established by a formula based on the recent closing prices of the Company’s common stock leading up to the date of sale. The Company issued Lincoln Park an aggregate of 41,026 shares of its common stock as consideration for their purchase commitment pursuant to the LP Purchase Agreement. The Company did not receive cash proceeds from the issuance of such shares. The value of this commitment consideration, as well as related transaction costs of approximately $0.1 million was included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations during the year ended December 31, 2020. The Company has sold 197,632 shares of common stock under the LP Purchase Agreement at a weighted average price of $4.94 per share for total gross proceeds of $1.0 million. No shares were sold under the LP Purchase Agreement in the six months ended June 30, 2021. Additional sales of shares of common stock to Lincoln Park under the LP Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, trading price of the Company’s common stock and determinations by the Company as to the appropriate sources of funding for the Company.

Stock-based Compensation

The Company incurs stock-based compensation expense relating to the grants of RSUs and stock options to employees, non-employee directors and consultants under its equity incentive plans and through stock purchase rights granted under the employee stock purchase plan. Stock-based compensation expense recorded in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Selling, general and administrative	$320,681	$338,063	$640,530	$696,075
Research and development	24,308	24,913	47,542	83,418
Cost of product and product-related services revenue	7,497	3,904	15,353	8,058
	$352,486	$366,880	$703,425	$787,551

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

There were 558,741 shares of the Company’s common stock available for issuance under the 2020 Plan as of June 30, 2021, in addition to shares that may become available from time to time as shares of the Company’s common stock subject to outstanding awards granted under the 2014 Plan (excluding Inducement Awards), the 2011 Equity Incentive Plan or the 2001 Stock Option Plan (i) are not issued because such award or any portion thereof expires or otherwise terminates without all of the shares covered by such award having been issued; (ii) are not issued because such award or any portion thereof is settled in cash; or (iii) are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such shares. The 2020 Plan does not contain an evergreen provision.

A summary of the Company’s stock option activity for the six months ended June 30, 2021 is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2020	487,227	$16.78	8.6	$1,536
Granted	7,833	4.15
Exercised	(75)	4.35		$107
Forfeited	(33,092)	14.50
Expired/Cancelled	(16,303)	27.51
Balance at June 30, 2021	445,590	$16.33	8.3	$17,079
Exercisable at June 30, 2021	231,587	$23.13	7.5	$4,020

As of June 30, 2021, total unrecognized compensation cost related stock option awards was approximately $1.4 million, which is expected to be recognized over approximately 2.19 years.

The following table summarizes restricted stock unit (“RSU”) award activity for the six months ended June 30, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2020	12,214	$28.61
Released	(2,382)	30.25
Forfeited	(2,373)	51.00
Balance at June 30, 2021	7,459	$20.95
Vested and unissued at June 30, 2021	1,158	$29.36

Vested and unissued awards at June 30, 2021 represents RSU awards for which the vesting date was June 30, 2021, but for which issuance of the awards occurred in July 2021. As of June 30, 2021, the total unrecognized compensation cost related to RSU awards was approximately $0.1 million, which is expected to be recognized over approximately 1.44 years.

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

	Six Months Ended June 30,
	2021	2020
Beginning balance	$92,696	$94,482
Cost of warranty claims	(94,488)	(12,056)
Increase in warranty reserve	126,591	7,964
Ending balance	$124,799	$90,390

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2020, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 25, 2021. This discussion and analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward looking statements include, but are not limited to, statements about:

•

our ability to successfully commercialize our products, services and technology, including our HTG EdgeSeq assays and corresponding automation systems, our transcriptome product which has been designed to measure approximately 20,000 mRNA targets using our HTG EdgeSeq technology (“HTG Transcriptome Panel”) and our full epitranscriptome profiling technology;

•	our ability to generate sufficient revenue or raise additional capital to meet our working capital needs;
•	our ability to generate revenue from our products and services and drive revenue streams;
•	the impact of the COVID-19 pandemic (“COVID-19”) on our business;
•

our ability to develop new technologies to expand our product offerings, including direct-target sequencing for detection of mutations from expressed RNA (such as single-point mutations and gene rearrangements, including gene fusions and insertions) and our recently launched transcriptome panel;

•	the activities anticipated to be performed by us and third parties under design and development projects and programs, and the expected benefits and outcomes of such projects and programs;
•	the implementation of our business model and strategic plans for our business, including, without limitation, our new drug discovery business unit, HTG Therapeutics;
•	the expected capabilities and performance of our HTG Transcriptome Panel, our full epitranscriptome profiling technology and HTG Therapeutics business unit;
•	the regulatory landscape for our products, domestically and internationally;
•

our strategic relationships, including with holders of intellectual property relevant to our technologies, manufacturers of next-generation sequencing (“NGS”) instruments and consumables, critical component suppliers, distributors of our products, and third parties who conduct our clinical studies;

•	our intellectual property position;
•	our ability to comply with the restrictions of our debt facility and meet our debt obligations;
•	our expectations regarding the market size and growth potential for our life sciences, diagnostic and drug discovery businesses;
•	our expectations regarding trends in the demand for sample processing by our biopharmaceutical company customers;
•	our ability to secure regulatory clearance or approval, domestically and internationally, for the clinical use of our products;
•	any estimates regarding expenses, future revenue and capital requirements; and
•	our ability to sustain and manage growth, including our ability to develop new products and enter new markets.

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

Overview

We are a commercial stage RNA life sciences company focused on advancing the promise of precision medicine. Our product and service solutions are based on our proprietary next-generation HTG EdgeSeq technology that enables targeted RNA profiling using a small amount of biological sample, in liquid or solid forms. Our menu of HTG EdgeSeq assays is automated on our HTG EdgeSeq system, which applies genomic sequencing tools that generate gene expression data in a timely manner utilizing a simplified workflow for customers. We seek to leverage key business drivers in molecular profiling for biomarker analysis and diagnostics, including the acceleration of precision medicine, the migration of molecular testing to NGS-based applications, the movement to smaller and less invasive biopsies, the need for greater diagnostic sensitivity, the need to conform to challenging healthcare economics and the need for automation and an easily deployable workflow, including simplified bioinformatics. For example, these capabilities enable customers to extend the use of limited biological samples for retrospective analysis, gaining further understanding of the molecular drivers of disease with the goal of developing biomarker-driven targeted therapies. We also believe our HTG EdgeSeq technology can be used as a platform technology in clinical applications that will simplify, consolidate and reduce the cost of NGS-based diagnostic workflows and in commercialized companion diagnostic (“CDx”) tests.

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

Our development efforts continue to be aimed at expansion of our position in translational medicine with our RUO molecular profiling products, including adding to the utility of our targeted oncology, immuno-oncology, autoimmune and micro RNA panels with the addition of new applications, potential expansion into new and clinically relevant areas of RNA testing, and analytical capabilities released in our HTG EdgeSeq Reveal software. This web-based biostatistical analysis software is designed to accelerate customer research by streamlining their statistical analysis of samples processed with our HTG EdgeSeq RUO profiling assays.

In addition, in August 2021, we initiated the commercial launch of our HTG Transcriptome Panel. Throughout the first half of 2021, we have worked with Early Adopter Program collaborators throughout the world to plan studies and perform tests using our prototype transcriptome panel. These studies have provided valuable input into our development process and validation of the HTG Transcriptome Panel’s performance requirements. Through this process we also received our first commercial orders for the HTG Transcriptome Panel and recognized revenue on the shipment of our first order in the second quarter of 2021. We believe that the HTG Transcriptome Panel will be a foundational product not only for RUO profiling, but also for future companion diagnostics and potential proprietary diagnostic products and will allow us to further expand our product offerings outside of oncology and autoimmune and into additional markets such as transplant and diabetes.

In an effort to further leverage our existing capabilities and expand the utility of our HTG EdgeSeq platform technology, we formed a new drug discovery business unit, HTG Therapeutics, in July 2021. This business unit is expected to use our HTG Transcriptome Panel and a full epitranscriptome profiling technology evolved from our original HTG EdgeSeq technology (“HTG EpiEdgeSeq”) to profile RNA modifications. By leveraging these profiling technologies earlier in the drug discovery process, HTG Therapeutics is expected to generate lead compounds faster, and with superior efficacy and toxicity profiles. In addition to the platform technology for molecular profiling, we are building a full machine learning-based chemical library design platform, which is expected to better predict the binding properties of a drug candidate to its target. Costs related to this program were approximately

17% and 11% our overall research and development expense for the three and six months ended June 30, 2021, respectively, and are not expected to have a significant impact on our projected operating expense for the remainder of the year. We have begun assembling a team of proven industry veterans to lead this new business unit. This team will work with our Tucson-based research and development teams and several external collaborators. The collaborators are expected to contribute meaningful cohorts for our initial planned studies to identify development candidates targeting RNA or RNA modifying proteins, which could be relevant in areas such as oncology, immunology, transplant, diabetes and rare disease. These efforts will be aimed at the generation of high-quality primary data from our proprietary profiling platform from known and well annotated cohorts that we believe could lead to new pharma partnerships in early-stage drug discovery by 2022 and beyond.

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

COVID-19 and international efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in regions where we sell our products and services and conduct our business over the past year. We experienced a significant slowing in our product and product-related services revenue beginning in March 2020 and throughout the first half of 2021 due to continued disruptions to our customers’ businesses from the pandemic and, in many instances, their prioritization of projects in areas related to COVID-19. In addition, we have experienced extended shipment times and increases in cost of product as ongoing supply chain disruptions have impacted the ability of certain suppliers to produce the materials necessary to build our product and perform our testing services. Despite the impacts of COVID-19 on our revenue and operations, we met all key development milestones throughout 2020 and 2021 to date and have not experienced any substantive manufacturing delays from raw material shortages. While most of our customers have now reopened their facilities allowing our sales force to resume travel to most customer sites in the U.S. and Europe, it remains unknown whether COVID-19 will continue to materially impact our financial condition, liquidity and future results of operations in future periods due to further shutdowns, social distancing measures or illness.

Results of Operations

Comparison of the three and six months ended June 30, 2021 and 2020

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Revenue:
Product and product-related services	$2,074,204	$1,728,526	$345,678	20%	$3,509,350	$3,716,663	$(207,313)	(6%)
Collaborative development services	—	234,768	(234,768)	(100%)	—	472,105	(472,105)	(100%)
Total revenue	2,074,204	1,963,294	110,910	6%	3,509,350	4,188,768	(679,418)	(16%)
Operating expenses:
Cost of product and product-related services revenue	971,043	974,642	(3,599)	(0%)	1,756,243	1,990,134	(233,891)	(12%)
Selling, general and administrative	3,903,815	4,255,485	(351,670)	(8%)	7,763,434	8,930,748	(1,167,314)	(13%)
Research and development	1,281,361	1,732,776	(451,415)	(26%)	2,653,401	3,659,051	(1,005,650)	(27%)
Total operating expenses	6,156,219	6,962,903	(806,684)	(12%)	12,173,078	14,579,933	(2,406,855)	(17%)
Operating loss	(4,082,015)	(4,999,609)	917,594	(18%)	(8,663,728)	(10,391,165)	1,727,437	(17%)
Gain on forgiveness of PPP Loan	1,735,792	—	1,735,792	100%	1,735,792	—	1,735,792	100%
Loss on extinguishment of MidCap Credit Facility	—	(522,394)	522,394	(100%)	—	(522,394)	522,394	(100%)
Other income (expense)	(252,469)	(182,757)	(69,712)	38%	(516,614)	(243,923)	(272,691)	112%
Net loss before income taxes	$(2,598,692)	$(5,704,760)	$3,106,068	(54%)	$(7,444,550)	$(11,157,482)	$3,712,932	(33%)

Revenue

We have two primary sources of revenue from our existing profiling product offerings: product and product-related services revenue from the sale of research use only (“RUO”) and CE IVD marked profiling products, sample processing services and custom assay design services to biopharmaceutical companies, academic research centers and molecular testing laboratories; and revenue from collaborative development services for companion diagnostic development programs for biopharmaceutical companies.

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

Collaborative development services revenue generated to date primarily related to three statements of work entered into under our Master Assay Development, Commercialization and Manufacturing Agreement (the “Governing Agreement”) with QIAGEN Manchester Limited (“QML”). Under these agreements, we and QML combined our technological and commercial strengths to offer biopharmaceutical companies a complete NGS-based solution for the development, manufacture and commercialization of companion diagnostic assays in support of and in conjunction with, biopharmaceutical companies’ drug development programs.

Total revenue increased by 6% to $2.1 million for the three months ended June 30, 2021, compared with $2.0 million for the three months ended June 30, 2020, reflecting increases in both product and product-related services revenue when compared with the second quarter of 2020. Total revenue decreased by 16% to $3.5 million for the six months ended June 30, 2021, compared with $4.2 million for the six months ended June 30, 2020. The decrease in total revenue for the six-month period primarily reflects a lack of new collaborative development services programs since planned development procedures on the existing programs ended in the fourth quarter of 2020.

Product and product-related services revenue

Product and product-related services revenue, which includes gene expression profiling revenue generated through the sale of our HTG EdgeSeq instruments and consumables and from services performed for customers in our VERI/O laboratory using our proprietary RUO technology, increased by 20% to $2.1 million for the three months ended June 30, 2021, compared with $1.7 million for the three months ended June 30, 2020. Product and product-related services revenue decreased by 6% to $3.5 million for the six months ended June 30, 2021, compared with $3.7 million for the six months ended June 30, 2020. Product and product-related services revenue represented 100% of our total revenue for the three and six months ended June 30, 2021, compared with 88% and 89% of total revenue for the three and six months ended June 30, 2020, respectively, and was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product revenue:
Instruments	$397,205	$257,029	$621,218	$491,654
Consumables	867,970	781,304	1,472,352	1,327,243
Total product revenue	1,265,175	1,038,333	2,093,570	1,818,897
Product-related services revenue:
Custom RUO assay design	—	343,284	48,350	972,466
RUO sample processing	809,029	346,909	1,367,430	925,300
Total product-related services revenue	809,029	690,193	1,415,780	1,897,766
Total product and product-related services revenue	$2,074,204	$1,728,526	$3,509,350	$3,716,663

Product-related services revenue, consisting of RUO sample processing using our HTG EdgeSeq instruments and consumables in our VERI/O laboratory and custom RUO assay design, increased by 17% to $0.8 million for the three months ended June 30, 2021, compared with $0.7 million for the three months ended June 30, 2020, and decreased by 25% to $1.4 million for the six months ended June 30, 2021, compared with $1.9 million for the six months ended June 30, 2020. Service revenue represented 39% and 40% of our total revenue for the three and six months ended June 30, 2021, respectively, compared with 35% and 45% of our total revenue for the three and six months ended June 30, 2020, respectively. The increase in product-related services revenue for the three months ended June 30, 2021 compared with the same period in 2020, primarily reflects an increase in RUO sample processing using our HTG EdgeSeq instruments and consumables in our VERI/O laboratory. In addition, consumables product revenue for the three months ended June 30, 2021 included the first revenue recognized for the sale of HTG Transcriptome Panel consumables. Revenue from the sale of the HTG Transcriptome Panel is recognized through the same process as our other proprietary consumable products and was not material for the period. The decrease in product-related services revenue for the six months ended June 30, 2021, compared with the same period in 2020, primarily reflects a decrease in custom RUO assay design services related to the timing of large pharma customer programs, partially offset by an increase in RUO sample processing services as customers have resumed studies post-COVID-19.

Collaborative development services revenue

Collaborative development services revenue includes services performed on biopharmaceutical company companion diagnostic development programs using our HTG EdgeSeq proprietary technology to develop, validate in clinical trials, seek regulatory approvals for and commercialize CDx assays for biopharmaceutical company therapeutics. Collaborative development services revenue, consisting of precision diagnostic program services performed for biopharmaceutical companies pursuant to the Governing Agreement with QML, decreased by 100% to $0 for the three and six months ended June 30, 2021 compared with approximately $0.2 million and $0.5 million for the three and six months ended June 30, 2020, respectively. Collaborative development services revenue represented 12% and 11% of our total revenue for the three and six months ended June 30, 2020, respectively. These decreases reflect the completion of remaining contracted development tasks on our existing programs. No additional collaborative development services programs have been entered into in as of June 30, 2021. Although we continue to seek potential, new customer collaborations, we currently do not anticipate additional revenue from existing or new collaborative development services programs in 2021.

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

Cost of product and product-related services revenue remained the same at $1.0 million for the three months ended June 30, 2021 and 2020. Cost of product and product-related services revenue decreased by 12% to $1.8 million for the six months ended June 30, 2021, compared with $2.0 million for the six months ended June 30, 2020. This decrease in cost of product and product-related services revenue for the three and six months ended June 30, 2021 compared with the same periods in 2020 primarily reflects a reduction of compensation expense in our cost of product and product-related services from Employee Retention Credits (“ERC”) secured in the first and second quarters of 2021 in accordance with the Federal Consolidated Appropriations Act. This reduction was partially offset by an increase in the cost of certain inventory purchased to build our product or process customer samples resulting from supply shortages in the first half of 2021.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of personnel costs for our sales and marketing, regulatory, legal, executive management and finance and accounting functions. The expenses also include third-party professional and consulting fees incurred by these functions, promotional expenses and facility and overhead costs for our administrative offices. Selling, general and administrative expenses decreased by 8% to $3.9 million for the three months ended June 30, 2021, compared with $4.3 million for the three months ended June 30, 2020. Selling, general and administrative expenses decreased by 13% to $7.8 million for the six months ended June 30, 2021, compared with $8.9 million for the six months ended June 30, 2020. This decrease in selling, general and administrative expense for the three and six months ended June 30, 2021 compared with the same periods in 2020 reflects a decrease in stock-based and other compensation-related expense items, as well as ERC benefits secured in the first and second quarters of 2021.

Research and development expenses

Research and development expenses represent amounts incurred to perform collaborative development services, costs to develop new proprietary panels and technologies, and costs to continue improving and expanding the utility of our HTG EdgeSeq technology. These expenses include payroll and related expenses, consulting expenses, laboratory supplies, facilities and equipment. Research and development costs are expensed as incurred. Research and development expenses decreased by 26% to $1.3 million for the three months ended June 30, 2021, compared with $1.7 million for the three months ended June 30, 2020. Research and development expenses decreased by 27% to $2.7 million for the six months ended June 30, 2021, compared with $3.7 million for the six months ended June 30, 2020. This decrease is primarily due to a reduction in research and development headcount since the first quarter 2020 resulting from the completion of our existing collaborative development services programs in 2020 and the transitioning of our transcriptome concept project into formal product development in the second half of 2020. Transition of the transcriptome concept project from our California research facility to our Tucson development laboratory for completion of the development of the HTG Transcriptome Panel in the second half of 2020 and the subsequent closure of our California laboratory operation resulted in reduced headcount and facility expenses for the three and six months ended June 30, 2021 compared with the same period in 2020. In addition, the decrease in research and development expense for the three and six months ended June 30, 2021 compared with the same period in 2020 reflects lower compensation expense from ERC benefits secured in the first and second quarters of 2021. We incurred approximately $0.2 million and $0.3 million of costs for the three and six months ended June 30, 2021, respectively, related to feasibility studies and the initialization of our HTG Therapeutics development program for which costs were not incurred in 2020.

Development costs associated with collaborative development services programs are included in research and development expense in our condensed consolidated statements of operations as the contracts are accounted for under the accounting guidance for collaborative arrangements. Costs associated with our collaborative development services revenue were approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2020, respectively. There were no collaborative development services costs incurred for the three and six months ended June 30, 2021.

Cash Flows for the six months ended June 30, 2021 and 2020

          The following table summarizes the primary sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,		Change
	2021	2020	$	%
Net cash provided by (used in):
Operating activities	$(8,902,176)	$(8,383,784)	(518,392)	6%
Investing activities	(10,114,697)	13,355,330	(23,470,027)	(176%)
Financing activities	10,202,970	5,149,029	5,053,941	98%
Effect of exchange rate on cash	(7,464)	3,805	(11,269)	(296%)
Increase (decrease) in cash, cash equivalents and restricted cash	$(8,821,367)	$10,124,380	(18,945,747)	(187%)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 was $8.9 million compared with net cash used in operating activities of $8.4 million for the six months ended June 30, 2020. Net cash used in operating activities for the six months ended June 30, 2021 reflected (i) a net loss of $7.5 million; (ii) net non-cash items consisting primarily of the gain on the forgiveness of our PPP loan of $1.7 million, stock-based compensation expense of $0.7 million, depreciation and amortization expense of $0.4 million, amortization of right-of-use assets of $0.3 million and loss on abandonment and disposal of assets of $0.2 million; and (iii) a net cash outflow from changes in balances of operating assets and liabilities of $1.4 million.

Net cash used in operating activities for the six months ended June 30, 2020 was $8.4 million and reflected (i) a net loss of $11.2 million; (ii) net non-cash items of $2.6 million, consisting primarily of stock-based compensation of $0.8 million, depreciation and amortization of $0.7 million, loss on extinguishment of MidCap Credit Facility of $0.5 million, and amortization of right-of-use assets of $0.3 million; and (iii) a net cash inflow from changes in balances of operating assets and liabilities of $0.2 million. This net cash inflow was primarily due to a decrease in accounts receivable due to collection of year-end accounts receivable, partially offset by a decrease in accounts payable and accrued liabilities as a result of the payment of annual performance-based bonuses and other fourth quarter 2019 liabilities in the first quarter of 2020.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 was $10.1 million compared with net cash provided by investing activities of $13.4 million for the six months ended June 30, 2020. Net cash used in investing activities for the six months ended June 30, 2021 was comprised primarily of purchases of $16.2 million of available-for-sale securities, partially offset by $6.3 million of our available-for-sale securities maturing during the period.

Net cash provided by investing activities for the six months ended June 30, 2020 was $13.4 million and was comprised primarily of maturities of available-for-sale securities of $18.0 million, partially offset by purchases of available-for-sale securities of $4.3 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $10.2 million compared with net cash provided by financing activities for the six months ended June 30, 2020 of $5.1 million. This activity for the six months ended June 30, 2021 consisted primarily of $10.7 million in net proceeds from our ATM Offering, partially offset by $0.3 million of payments made on our outstanding NuvoGen obligation, and $0.2 million of payments made on our 2020 and 2021 Insurance Notes.

Net cash provided by financing activities for the six months ended June 30, 2020 was $5.1 million. This activity for the six months ended June 30, 2020 consisted primarily of $3.8 million in net proceeds from our ATM Offering, $1.7 million in proceeds from our PPP Loan, $0.6 million in proceeds from our Series A convertible preferred stock private placement, partially offset by $0.4 million of payments made on our outstanding NuvoGen obligation.

Liquidity and Capital Resources

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock, the incurrence of debt and cash received from product sales, services revenue and other income. As of June 30, 2021, we had $29.8 million in cash, cash equivalents and investments in short-term available-for-sale securities, and current liabilities of approximately $7.1 million. As of June 30, 2021, we also had approximately $11.7 million of long-term liabilities outstanding, relating to our SVB Term Loan (see below), our NuvoGen and 2021 Insurance Note obligations, and our financing and operating leases.

In November 2019, we entered into a Controlled Equity Offering Sales Agreement (the “Cantor Sales Agreement”) with Cantor as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor, shares of our common stock by any method deemed to be an “at the market offering” as defined by rule 415(a)(4) under the Securities Act (the “ATM Offering”). The shares have been offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-229045). We have offered and sold 3,961,335 shares of our common stock under the ATM Offering through June 30, 2021 for net proceeds of $18.2 million.

In February 2020, we issued 41,100 shares of our Series A convertible preferred stock (“Series A Preferred”) to accredited investors, in exchange for the investors surrendering to us for cancellation an aggregate of 274,000 shares of our common stock. In addition, we sold an aggregate of 10,170 additional shares of our Series A Preferred to the accredited investors for aggregate gross proceeds of approximately $0.6 million, and transaction costs of approximately $37,000. Each share of Series A Preferred is convertible into 6.67 shares of the Company’s common stock, subject to proportional adjustment and beneficial ownership limitations. In June 2020, the investors elected to convert 27,500 shares of Series A Preferred to common stock, resulting in the issuance of 183,333 shares of the Company’s common stock. The remaining 23,770 Series A Preferred shares remain outstanding as of June 30, 2021. In the event of the Company’s liquidation, dissolution or winding up, holders of Series A Preferred will participate pari passu with any distribution of proceeds to holders of the Company’s common stock. Holders of Series A Preferred are entitled to receive dividends on shares of Series A Preferred equal (on an as converted to common stock basis) to and in the same form as dividends actually paid on the Company’s common stock. Shares of Series A Preferred generally have no voting rights, except as required by law.

In March 2020, we entered into a purchase agreement (“LP Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) pursuant to which, upon the terms and subject to the conditions and limitations set forth therein, we have the right to sell to Lincoln Park up to $20.0 million of shares of our common stock (“Purchase Shares”) from time to time over the 36-month term of the LP Purchase Agreement. The purchase price of the Purchase Shares will be based on recent closing prices of our common stock at the time of sale. We issued Lincoln Park an aggregate of 41,026 shares of our common stock as consideration for their purchase commitment pursuant to the LP Purchase Agreement. As of June 30, 2021, 197,632 shares of our common stock have been sold to Lincoln Park under the LP Purchase Agreement for aggregate proceeds of $1.0 million.

In April 2020, we received the proceeds from the PPP Loan in the amount of $1.7 million from SVB, as lender, pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). In May 2021, we received notification from SVB that the PPP Loan and related accrued interest, totaling $1,735,792, was forgiven in full by the U.S. Small Business Administration, and the PPP Loan note had been canceled.

In June 2020, we entered into a Loan and Security Agreement (the “Loan Agreement”) for an asset-secured loan in the principal amount of $10.0 million with Silicon Valley Bank (“SVB”), as lender (the “SVB Term Loan”). The proceeds from the SVB Term Loan were fully funded on the June 25, 2020. The proceeds from the SVB Term Loan, together with cash on hand, were used to repay in full all outstanding amounts and fees due under our MidCap Credit Facility and the QNAH Convertible Note. Our SVB Term Loan bears interest at a floating rate equal to the greater of 2.50% above the Prime Rate (as defined in the Loan and Security Agreement) and 5.75% and originally required interest-only payments payable monthly in arrears through June 30, 2021. This interest-only period has been extended for an additional six months as a result of the Company’s achievement of the equity milestone defined in the Loan Agreement. The extended interest-only period will be followed by equal monthly payments of principal and interest through the maturity date of December 1, 2023. In addition, we must comply with a financial covenant requiring that we maintain a certain amount of unrestricted cash under the Loan Agreement (see Note 8 to our condensed consolidated financial statements included elsewhere in this report). If sufficient additional capital is not available as and when needed, we may have to delay, scale back or discontinue one or more product development programs, curtail our commercial activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop or commercialize independently, cease operational altogether, pursue a sale of the Company at a price that may result in a significant loss on investment for our stockholders, file for bankruptcy or seek other protection from creditors, or liquidate all assets. In addition, if we default under the Loan Agreement, SVB could accelerate the payment of the SVB Term Loan and ultimately foreclose on our assets.

Funding Requirements

We have had recurring operating losses and negative cash flows from operations since our inception and have an accumulated deficit of $198.7 million as of June 30, 2021. As of June 30, 2021, we had cash, cash equivalents and investments in short-term available-for-sale securities of approximately $29.8 million and current liabilities of approximately $7.1 million. As of June 30, 2021, we also had $11.7 million in long-term liabilities primarily attributable to the SVB Term Loan and our NuvoGen obligation. We cannot be certain that our existing resources will be sufficient to fund our planned operations and expenditures for at least the next 12 months from issuance of these condensed consolidated financial statements. Potentially changing circumstances, especially those related to COVID-19, may also result in the depletion of our capital resources more rapidly than we currently anticipate. These circumstances raise substantial doubt about our ability to continue as a going concern.

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

We believe that our critical accounting policies and estimates have a higher degree of inherent uncertainty and require our most significant judgments. In addition, had we used estimates different from any of these, our condensed consolidated financial statements could have been materially different from those presented. Members of our senior management have discussed the development and selection of our critical accounting policies and estimates, and our disclosures regarding them, with the Audit Committee of our Board of Directors. There were no changes in our critical accounting policies and estimates during the six months ended June 30, 2021 from those set forth in “Critical Accounting Policies and Significant Judgments and Estimates” in our December 31, 2020 Annual Report on Form 10-K filed with the SEC on March 25, 2021.

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

As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

•	Our HTG EdgeSeq product portfolio requires the use of NGS instrumentation and reagents and could be adversely affected by actions of third-party NGS product manufacturers over whom we have no control.
•	Our HTG Therapeutics business strategy may require significant investments in working capital and may not generate any revenue.
•	Our strategy of developing companion diagnostic products may require large investments in working capital and may not generate any revenues.
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

•

Payments under the instruments governing our indebtedness may reduce our working capital. In addition, a default under our SVB Term Loan could cause a material adverse effect on our financial position.

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

RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this report, and in our other public filings, before deciding to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that were not included as separate risk factors in, or reflect changes to, the similarly titled risk factors included in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K, filed with the SEC on March 25, 2021.

Risks Related to our Business and Strategy

*We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.

We have incurred losses since our inception and expect to incur losses in the future. We incurred net losses of $2.6 million and $7.5 million for the three and six months ended June 30, 2021, respectively, compared with net losses of  $5.7 million and $11.2 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $198.7 million. We expect that our losses will continue for the foreseeable future as we will be required to invest significant additional funds to support product development, including development of new proprietary HTG EdgeSeq panels and products, the commercialization of our HTG EdgeSeq platform and proprietary consumables and advancement of our HTG Therapeutics business unit. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products and services. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products and services, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

*If we are unable to successfully commercialize our products, our business may be adversely affected.

Our HTG Edge system was introduced for sale in the life sciences research market in the third quarter of 2013. Our HTG EdgeSeq chemistry was introduced for sale in the life sciences research market in the third quarter of 2014. Our dedicated HTG EdgeSeq platform was introduced for sale in the life sciences research market in the fourth quarter of 2015 and has been our primary product focus since 2016. Our VERI/O service laboratory was announced in June 2016. Our first diagnostic assay, based on our HTG EdgeSeq chemistry and automated on our HTG EdgeSeq platform, was introduced for sale in Europe in July 2016. We commercially launched our HTG Transcriptome Panel in August 2021. Although we believe that the HTG Transcriptome Panel will be a foundational product for RUO profiling, future companion diagnostics and potential proprietary diagnostic products and will allow us to further expand our product offerings outside of oncology and autoimmune and into additional markets such as transplant and diabetes, we have only recently initiated commercial sales of this panel and it may not have the commercial success that we anticipate or hope for, or that it will allow us to expand our product offerings. We currently market our products through our own sales force in the United States and Europe and have distributors in parts of Europe. We intend to expand our sales and support teams in the United States and in Europe and to establish additional distributor and/or third-party contract sales team relationships in other parts of the world. However, we may not be able to market and sell our products effectively. Our sales of life science research products, profiling and diagnostic products, and potential future products will depend in large part on our ability to successfully increase the scope of our marketing efforts and establish and maintain a sales force commensurate with our then applicable markets. If we do not build and maintain an efficient and effective sales force and distributor relationships targeting these markets, our business and operating results will be adversely affected.

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

*COVID-19 has adversely affected our business and is expected to have an impact on our business for the foreseeable future.

Our business, including our workforce, supply chain and customer base, has been adversely affected by COVID‑19.

COVID-19 has caused several countries to implement quarantines and/or significant restrictions on travel. In addition, affected regions, including several states within the United States, have implemented work restrictions that prohibit many employees from going to work. Moreover, COVID-19 has resulted in business closures and a substantial reduction in economic activity in the United States and worldwide. The emergence of new variants of the SARS-CoV-2 virus raises the possibility that recurring cycles of restrictions will be imposed in the future, notwithstanding vaccination efforts.

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

*Our business operations might be disrupted or adversely affected by catastrophic events.

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

*Our financial results may vary significantly from quarter to quarter or may fall below the expectations of investors or securities analysts, each of which may adversely affect our stock price.

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

Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, one customer accounted for 31% of our revenue for the three months ended June 30, 2021, and two customers accounted for 31% and 12% of our accounts receivable balance as of June 30, 2021. If orders from our top customers are discontinued and we are unable to establish new projects or continue to expand our customer base, our revenue in future periods may materially decrease. In addition, we experienced a significant slowing of product and product-related services revenue generation beginning in March 2020 as a result of COVID-19. This period of reduced revenue continued through the remainder of 2020 and continuing into 2021 due to disruptions to our customers’ businesses as a result of the pandemic. The extent of this impact on our ongoing business is likely to vary from customer to customer depending upon how they are directly or indirectly impacted by local stay-at-home orders and other social distancing measures, priorities for the customers when the immediate impacts of the pandemic have passed, and the workforce and supplier impacts that each customer has experienced during the pandemic. Fluctuations in our operating results may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described under the caption “Risk Factors – Risks Related to Our Business and Strategy” of this report. In addition, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. Our products involve a significant capital commitment from our customers or may depend on customer studies that have variable or indefinite timelines and accordingly, involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of investors or securities analysts, our stock price may be adversely affected.

*Our sales cycle is lengthy and variable, which makes it difficult for us to forecast revenue and other operating results.

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

We face risks associated with launching new products and with undertaking to comply with regulatory requirements for certain types of our products (i.e., IVDs). If we encounter development or manufacturing challenges, adjust our product development priorities, or discover deficiencies during our product development cycle, the product launch date(s) may be delayed, or certain product development projects may be terminated. The expenses or losses associated with unsuccessful product development or launch activities or lack of market acceptance of our new products could adversely affect our business or financial condition.

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

*The development of future products is dependent on new methods and/or technologies that we may not be successful in developing.

We commercially launched our HTG Transcriptome Panel in August 2021. Although we believe that the HTG Transcriptome Panel will be a foundational product for RUO profiling, future companion diagnostics and potential proprietary diagnostic products, and will allow us to further expand our product offerings outside of oncology and autoimmune and into additional markets such as transplant and diabetes, we have only recently initiated commercial sales of this panel and it may not have the commercial success that we anticipate or hope for, or that it will allow us to expand our product offerings. In July 2021, we formed a new drug discovery business unit, HTG Therapeutics, which is expected to use our HTG Transcriptome Panel and a full epitranscriptome profiling technology to profile RNA modifications, and we expect that, by leveraging these profiling technologies earlier in the drug discovery process, HTG Therapeutics will generate lead compounds faster, and with superior efficacy and toxicity profiles. However, there can be no assurance that HTG Therapeutics will be able to accomplish these goals or will otherwise be successful. In addition, we are building a full machine learning-based chemical library design platform, which is expected to better predict the binding properties of a drug candidate to its target. If we are unsuccessful at developing this full machine learning-based chemical library design platform, or it, HTG Therapeutics or our HTG Transcriptome Panel do not provide the benefits that we anticipate, our future revenue opportunities will be limited.

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

*Our HTG Therapeutics business strategy may require significant investments in working capital and may not generate any revenue.

In July 2021, we formed a new drug discovery business unit, HTG Therapeutics. This business unit is expected to use our HTG Transcriptome Panel and a full epitranscriptome profiling technology evolved from our original HTG EdgeSeq technology, HTG EpiEdgeSeq, to profile RNA modifications. By leveraging these profiling technologies earlier in the drug discovery process, our objective is for HTG Therapeutics to generate lead compounds faster, and with superior efficacy and toxicity profiles, with the ultimate goal of generating interest from pharmaceutical companies that results in research or licensing collaborations for, or acquisitions of, these compounds. However, we have limited experience with drug discovery and development and may not be successful in this endeavor. Moreover, drug discovery and development is expensive and will require investments in working capital by us that may be significant. Even if we are successful in partnering one or more early-stage drug discovery programs with a pharmaceutical company, we will need to expend potentially significant capital resources on these programs prior to any such partnering, and potentially after, and there can be no assurance that we will generate meaningful revenues from these programs. We will need to raise additional funds in order to finance the implementation of our HTG Therapeutics business strategy, which could dilute our current investors or could impact our ability to continue our operations in the future.

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

*We expect to generate a portion of our revenue internationally and are subject to various risks relating to our international activities, which could adversely affect our operating results.

For the three and six months ended June 30, 2021, approximately 30% and 34% of our revenue was generated from sales originated by customers located outside of the United States, respectively, compared with 40% and 36% for three and six months ended June 30, 2020, respectively. We expect that a percentage of our future revenue will continue to come from international sources, and we expect to expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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

*If the utility of our HTG EdgeSeq platform, proprietary profiling panels, services and solutions in development is not supported by studies published in peer-reviewed medical publications, the rate of adoption of our current and future products and the rate of reimbursement of our future products by third-party payors may be negatively affected.

We anticipate that we will need to maintain a continuing presence in peer-reviewed publications to promote adoption of our products by biopharmaceutical companies, academic institutions and molecular labs and to promote favorable coverage and reimbursement decisions. We believe that peer-reviewed journal articles that provide evidence of the utility of our current and future products or the technology underlying the HTG EdgeSeq platform, consumables and services are important to our commercial success. It is critical to the success of our sales efforts that we educate a sufficient number of clinicians and administrators about our HTG EdgeSeq technology, including our HTG EpiEdgeSeq technology, our current panels and services and our future solutions, and demonstrate the research and clinical benefits of these solutions. Our customers may not adopt our current and future solutions, and third-party payors may not cover or adequately reimburse our future products, unless they determine, based on published peer-reviewed journal articles and the experience of other researchers and clinicians, that our products provide accurate, reliable, useful and cost-effective information. Peer-reviewed publications regarding our products and solutions may be limited by many factors, including delays in the completion of, poor design of, or lack of compelling data from studies that would be the subject of the article. If our current and future product and product-related service solutions or the technology underlying such products and services do not receive sufficient favorable exposure in peer-reviewed publications, the rate of research and clinical adoption and positive coverage and reimbursement decisions could be negatively affected.

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

*As part of our current business model, we intend to seek to enter into strategic development collaborations and licensing arrangements with third parties.

We have relied, and expect to continue to rely, on strategic development collaborations and licensing agreements with third parties to develop or in-license technologies based on which products or services we may develop or offer. We have entered into agreements with third parties to facilitate or enable our development of assays, and ultimately diagnostic tests, to aid in the diagnosis of oncology diseases, such as breast cancer and melanoma, and other diseases. We intend to enter into additional similar agreements with life sciences companies, biopharmaceutical companies and other researchers for future diagnostic products. In addition, we intend to enter into early-stage drug discovery and development collaborations. However, we cannot guarantee that we will enter into any additional agreements or collaborations. For example, our life sciences research or biopharmaceutical customers are not obligated to collaborate with us or license technology to us, and they may choose to develop diagnostic products themselves or collaborate with our competitors. Establishing development collaborations and licensing arrangements is difficult and time-consuming. Discussions may not lead to development collaborations or licenses on favorable terms, or at all. Potential collaborators or licensors may elect not to work with us based upon their assessment of our financial, regulatory or intellectual property position. To the extent that we enter new collaborative development or licensing agreements, they may never result in the successful development or commercialization of future tests or other products for a variety of reasons, including because our collaborators may not succeed in performing their obligations or may choose not to cooperate with us. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Moreover, to the extent we agree to work exclusively with a party in a given area, our opportunities to collaborate with others would be limited. Even if we establish new relationships, they may never result in the successful development or commercialization of future tests or other products. Disputes with our collaborators could also impair our reputation or result in development delays, decreased revenue and litigation expenses.

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

*Payments under the instruments governing our indebtedness may reduce our working capital. In addition, a default under our SVB Term Loan could cause a material adverse effect on our financial position.

Pursuant to the terms of the NuvoGen obligation, we have paid NuvoGen $10.3 million, and are required to annually pay NuvoGen the greater of $400,000 or 6% of our yearly revenue until the total aggregate cash compensation paid to NuvoGen under the agreement equals $15.0 million. Payments to NuvoGen will result in a reduction in our working capital as we continue to make payments on this obligation.

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

*Changes in laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”) enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act modified certain tax provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

*Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2020, we had federal net operating loss carryforwards (“NOLs”) to offset future taxable income of $177.6 million, of which $121.8 million will begin to expire after 2021 if not utilized, while the remainder can be carried forward indefinitely. A lack of future taxable income would adversely affect our ability to utilize these NOLs. Under the Tax Act, as modified by the CARES Act, our federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely but the deductibility of these federal NOLs in tax years beginning after December 31, 2020 is limited to 80% of taxable income. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “IRC”), and corresponding provisions of state law, a corporation that undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period) is subject to limitations on its ability to utilize its pre-ownership change NOL carryforwards and certain other pre-ownership change tax attributes to offset post-ownership change income or taxes. We believe we may have already experienced one or more ownership changes and may in the future experience one or more additional ownership changes, and thus, our ability to utilize pre-ownership change NOL carryforwards and other pre-ownership change tax attributes to offset post-ownership change income or taxes may be limited. Such limitations may cause a portion of our NOL and credit carryforwards to expire before we are able to utilize them. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

*The withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our product candidates in the United Kingdom and the European Union, result in restrictions or imposition of taxes and duties for importing our product candidates into the United Kingdom or the European Union, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the United Kingdom and the European Union.

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

*Cyber security risks and the failure to maintain the confidentiality, integrity and availability of our data, computer hardware, software, internet applications and related tools and functions could result in damage to our reputation and/or subject us to costs, fines, penalties, lawsuits, business interruption or otherwise adversely affect our business.

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

The regulatory environment governing information, security and privacy is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase our operating costs. Although we have implemented physical, technical and administrative safeguards designed to protect our data, information technology systems and communications software, we are still vulnerable to natural or man-made hazards, such as natural disasters, fire, storm, flood, power loss, wind damage, terrorism, war, telecommunications failures, physical or software break-ins, inadvertent acts, malicious intrusion, malware, data leakage, viruses and similar events. Moreover, we are vulnerable to cyberattacks, malicious internet-based activity and online and offline fraud, which are prevalent and continue to increase. In addition to traditional computer “hackers,” threat actors, software bugs, malicious code (such as viruses and worms), employee theft or misuse, denial-of-service attacks (such as credential stuffing), and ransomware attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). We may also be the subject of phishing attacks, viruses, malware installation, server malfunction, software or hardware failures, loss of data and other computer assets, adware or other similar issues. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data (including sensitive customer information), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments).  Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. Additionally, due to the COVID-19 pandemic and our remote workforce, there is an increased risk to our information technology assets and data. These events may result in damage to or the impairment of key business processes, or the loss or corruption of confidential information, including intellectual property, proprietary business information and personal data. Such disruptions and breaches of security could have a material adverse effect on our business, financial condition and results of operations. We could be required to expend significant resources, fundamentally change our business activities and practices or modify our services, software, operations or information technology in an effort to protect against security breaches and to mitigate, detect and remediate actual and potential vulnerabilities and security incidents. There can be no assurances that our security measures or those of our service providers, partners, and other third parties will be effective in protecting against all security breaches and the material adverse impacts that may arise from such breaches.

Despite the security controls we have in place, cyber events are very difficult to avoid. We have experienced specific instances of cyber events, including attempted compromises, in the past, and there could be unauthorized access, acquisition, disclosure and use of non-public information (including personal data) in the future. The techniques used to attack information technology systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we or relevant third parties on which we rely may not be able to address these techniques proactively or implement adequate preventative measures. If our data or information technology systems (or those of third parties upon which we rely) are compromised, we could be subject to reputational damage, fines, penalties, damages, litigation and enforcement actions, and we could lose trade secrets, the occurrence of which could harm our business. In addition, such a compromise may require notification to governmental agencies, supervisory bodies, credit reporting agencies, the media or individuals pursuant to contract or various federal, state and foreign data protection, privacy and security laws, regulations and guidelines, if applicable. Such disclosures are costly, and the disclosures or the failure to comply with such requirements, could lead to material adverse impacts, including without limitation, negative publicity, a loss of customer confidence in our services or security measures or breach of contract claims. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with applicable data protection laws, privacy policies or data protection obligations related to information security or security breaches. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or material adverse impacts arising out of our privacy and security practices, processing or security incidents we may experience, or that such coverage will continue to be available on commercially reasonable terms or at all. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements) could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

*We are subject to stringent and changing privacy and data security laws, contractual obligations, self-regulatory schemes, government regulation, and standards related to data privacy and security. The actual or perceived failure by us, our customers, partners or vendors to comply with U.S. and foreign privacy and data protection laws, regulations and standards, external and internal privacy and security policies and representations, and other privacy and data-security related obligations may adversely affect our reputation, legal liability, business, operations and financial performance.

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

In the United States, California adopted the California Consumer Privacy Act (“CCPA”), which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data. As we expand our operations, the CCPA may increase our compliance costs and potential liability. The CCPA will be expanded substantially on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) becomes fully operative. The CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. We may be subject to additional U.S. privacy regulations in the future, including the Virginia Consumer Data Protection Act, or VCDPA, and the Colorado Privacy Act, both of which become effective in 2023. New legislation proposed or enacted in a number of states may impose, or have the potential to impose, additional obligations on companies that collect, store, use, retain, disclose, transfer and otherwise process confidential, sensitive and personal information, and will continue to shape the data privacy environment nationally. To the extent multiple state-level laws are introduced with inconsistent or conflicting standards and there is no federal law to preempt such laws, compliance with such laws could be difficult and costly to achieve.

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

Before we begin to label and market our products for use as clinical diagnostics in the United States, including as companion diagnostics, unless an exemption applies, we will be required to obtain either 510(k) clearance or PMA from the FDA. In addition, we may be required to seek FDA clearance or approval for any changes or modifications to our products that could significantly affect their safety or effectiveness or would constitute a change in intended use. The PMA and 510(k) clearance processes can be expensive, time-consuming and uncertain. In addition to the time required to conduct clinical studies, if necessary, it generally takes from four to twelve months from submission of an application to obtain 510(k) clearance, and nine to 18 months for a PMA; however, it may take longer, and 510(k) clearance or PMA approval may never be obtained. Even if the FDA accepts a 510(k) or PMA submission for filing, the FDA may request additional information or clinical studies during its review. Our ability to obtain additional regulatory clearances or approvals for new products and indications may be significantly delayed or may never be obtained. The requirements of the more rigorous PMA process could delay product introductions and increase the costs associated with FDA compliance. As with all IVD products, the FDA reserves the right to redefine the regulatory path at the time of submission or during the review process and could require a more burdensome approach. Even if we were to obtain regulatory approval or clearance, it may not be for the uses we believe are important or commercially attractive, in which case we would not be permitted to market our product for those uses.

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

We do not have the ability to independently conduct the clinical studies or other studies that may be required to obtain FDA and other regulatory clearance or approval for our diagnostic products, including the HTG EdgeSeq instrument and related proprietary panels. Accordingly, we expect to rely on third parties, such as medical institutions, CRO’s and clinical investigators, and providers of NGS instrumentation, to conduct such studies and/or to provide information necessary for our submissions to regulatory authorities. Our reliance on these third parties for clinical development activities or information will reduce our control over these activities. These third parties may not complete activities on schedule or conduct studies in accordance with regulatory requirements or our study design. Similarly, providers of NGS instrumentation may not place the same importance on our regulatory submissions as we do. Our reliance on third parties that we do not control will not relieve us of any applicable requirement to prepare, and ensure compliance with, the various procedures required under good clinical practices, or the submission of all information required in connection with requested regulatory approvals. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our studies may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our diagnostic products.

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

*If Medicare and other third-party payors in the United States and foreign countries do not approve coverage and adequate reimbursement for our future clinical diagnostic tests enabled by our technology, the commercial success of our diagnostic products would be compromised.

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

The American Medical Association Current Procedural Terminology (“CPT”) Editorial Panel created CPT codes that could be used by our customers to report testing for certain large-scale multianalyte genomic sequencing procedures (“GSPs”), including our diagnostic products, if approved. Effective January 1, 2015, these codes allow for uniform reporting of broad genomic testing panels using technology similar to ours. While these codes standardize reporting for these tests, coverage and payment rates for GSPs remain uncertain and we cannot guarantee that coverage and reimbursement for these tests will be provided in the amounts we expect, or at all. We cannot assure that CMS and other third-party payors will establish reimbursement rates sufficient to cover the costs incurred by our customers in using our clinical diagnostic products, if approved.

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

Other significant measures contained in the ACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The ACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. However, the future of the ACA is uncertain. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, then-President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA. For example, the Tax Act includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, then-President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, following the passage of other legislative amendments, including the Bipartisan Budget Act of 2018, will stay in effect through 2030 unless additional Congressional action is taken. However, COVID-19 relief legislation, including the CARES Act, has suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. On January 2, 2013, then-President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Risks Related to Intellectual Property

*If we are unable to protect our intellectual property effectively, our business will be harmed.

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

We have not yet registered certain of our trademarks, including “HTG Edge,” “HTG EdgeSeq,” “VERI/O,” “qNPA,” “HTG Transcriptome Panel” and “HTG EpiEdgeSeq” in all of our potential markets. If we apply to register these trademarks, our applications may not be allowed for registration, and our registered trademarks may not be maintained or enforced. In addition, opposition or cancellation proceedings may be filed against our trademark applications and registrations, and our trademarks may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would.

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

Our products contain third-party open-source software components, and failure to comply with the terms of the underlying open-source software licenses could restrict our ability to sell our products.

Our products contain software tools licensed by third-party authors under “open-source” licenses. Use and distribution of open-source software may entail greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open-source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open-source software we use. If we combine our proprietary software with open-source software in a certain manner, we could, under certain open-source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products with less development effort and time and ultimately could result in a loss of product sales.

Although we monitor our use of open-source software to avoid subjecting our products to conditions we do not intend, the terms of many open-source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products. Moreover, we cannot assure investors that our processes for controlling our use of open-source software in our products will be effective. If we are held to have breached the terms of an open-source software license, we could be required to seek licenses from third parties to continue offering our products on terms that are not economically feasible, to re-engineer our products, to discontinue the sale of our products if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, operating results, and financial condition.

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

*We are a “smaller reporting company” and a “non-accelerated filer” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to smaller reporting companies or non-accelerated filers could make our common stock less attractive to investors.

We are a “smaller reporting company” and a “non-accelerated filer” as defined in the Exchange Act, and for as long as we continue to be a “smaller reporting company” or a “non-accelerated filer,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “smaller reporting companies” or “non-accelerated filers,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 (for so long as we are a “non-accelerated filer”) and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements (for so long as we are a “smaller reporting company”). We expect to be both a “smaller reporting company” and a “non-accelerated filer” in 2022. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

*Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

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

Pursuant to our 2020 Equity Incentive Plan (“2020 Plan”) our Board of Directors is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. In addition, our Board of Directors approved the granting of rights to eligible employees to purchase shares of our common stock pursuant to our 2014 Employee Stock Purchase Plan (“ESPP”) beginning January 1, 2016. Currently under the ESPP, the number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year (the “Annual Evergreen”) by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 13,000 shares, subject to the ability of our Board of Directors to take action to reduce the size of the increase in any given year. Pursuant to a stockholder proposal at our 2021 annual meeting of stockholders being held in August 2021, we are seeking to increase the number of shares authorized for issuance under the ESPP by 500,000 shares. If this proposal is approved by the stockholders, the Annual Evergreen will be eliminated. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2021, we issued 144,881 shares of common stock upon the cashless exercise of a pre-funded warrant that was issued on September 24, 2019. The shares were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

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

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

Exhibit Number	Description
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HTG Molecular Diagnostics, Inc.

Date: August 12, 2021	By:	/s/ John L. Lubniewski
John L. Lubniewski
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Laura L. Godlewski
Laura L. Godlewski
Vice President of Finance and Principal Accounting Officer (Principal Accounting Officer)