Form 10-Q
period 2021-09-30
HTG MOLECULAR DIAGNOSTICS, INC
filed 2021-11-10
CIK 1169987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 5, 2021, the registrant had 7,567,759 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$10,229,646	$22,397,812
Short-term investments available-for-sale, at fair value	15,187,672	6,298,075
Accounts receivable	1,904,534	1,588,767
Inventory, net of allowance of $16,393 at September 30, 2021 and $26,052 at December 31, 2020	2,340,766	1,492,126
Prepaid expenses and other	2,082,410	1,094,273
Total current assets	31,745,028	32,871,053
Operating lease right-of-use assets	1,444,348	1,009,097
Property and equipment, net	1,219,190	1,227,402
Other non-current assets	98,828	90,356
Total assets	$34,507,394	$35,197,908

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,145,868	$1,348,762
Accrued liabilities	1,609,001	1,459,878
Contract liabilities – current	213,462	185,083
NuvoGen obligation – current	530,657	512,729
Current portion of long-term debt	4,167,107	3,022,139
Operating lease liabilities – current	398,313	685,220
Other current liabilities	17,558	22,563
Total current liabilities	8,081,966	7,236,374
NuvoGen obligation - non-current, net of discount	4,072,831	4,479,396
Long-term debt, net of current portion, discount and debt issuance costs	6,309,416	8,568,308
Operating lease liabilities - non-current	1,055,984	368,682
Other non-current liabilities	99,825	60,488
Total liabilities	19,620,022	20,713,248
Commitments and Contingencies (Note 15)
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 23,770 shares authorized, issued and outstanding at September 30, 2021 and December 31, 2020	24	24
Common stock, $0.001 par value; 26,666,667 shares authorized at September 30, 2021 and December 31, 2020, 7,513,733 shares issued and outstanding at September 30, 2021 and 5,199,997 shares issued and outstanding at December 31, 2020	7,514	5,200
Additional paid-in-capital	218,018,993	205,661,999
Accumulated other comprehensive income	2,583	5,298
Accumulated deficit	(203,141,742)	(191,187,861)
Total stockholders’ equity	14,887,372	14,484,660
Total liabilities and stockholders' equity	$34,507,394	$35,197,908

See notes to the unaudited condensed consolidated financial statements

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Product and product-related services	$2,520,410	$1,701,068	$6,029,760	$5,417,731
Collaborative development services	—	76,030	—	548,135
Total revenue	2,520,410	1,777,098	6,029,760	5,965,866

Operating expenses:
Cost of product and product-related services revenue	983,761	940,892	2,740,004	2,931,026
Selling, general and administrative	4,232,313	4,752,321	11,995,747	13,683,069
Research and development	1,534,818	1,255,416	4,188,219	4,914,467
Total operating expenses	6,750,892	6,948,629	18,923,970	21,528,562
Operating loss	(4,230,482)	(5,171,531)	(12,894,210)	(15,562,696)

Other income (expense):
Interest expense	(266,593)	(273,312)	(797,239)	(749,401)
Interest income	8,387	34,636	22,419	244,534
Other income	—	—	—	22,268
Gain on forgiveness of PPP Loan	—	—	1,735,792	—
Loss on extinguishment of MidCap Credit Facility and QNAH Convertible Note	—	—	—	(522,394)
Total other income (expense)	(258,206)	(238,676)	960,972	(1,004,993)
Net loss before income taxes	(4,488,688)	(5,410,207)	(11,933,238)	(16,567,689)
Provision for income taxes	(1,934)	(1,581)	(20,643)	(12,548)
Net loss	$(4,490,622)	$(5,411,788)	$(11,953,881)	$(16,580,237)
Net loss per share, basic and diluted	$(0.60)	$(1.12)	$(1.78)	$(3.68)
Shares used in computing net loss per share, basic and diluted	7,440,287	4,821,562	6,727,916	4,504,469

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(4,490,622)	$(5,411,788)	$(11,953,881)	$(16,580,237)
Other comprehensive income (loss), net of tax effect:
Unrealized gain (loss) on short-term investments	—	(17,501)	—	4,060
Foreign currency translation adjustment	(1,013)	1,225	(2,715)	7,631
Total other comprehensive income (loss)	(1,013)	(16,276)	(2,715)	11,691
Comprehensive loss	$(4,491,635)	$(5,428,064)	$(11,956,596)	$(16,568,546)

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three and Nine Months Ended September 30, 2021
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at January 1, 2021	23,770	$24	5,199,997	$5,200	$205,661,999	$5,298	$(191,187,861)	$14,484,660
Stock-based compensation expense	—	—	—	—	337,823	—	—	337,823
Release of restricted stock awards	—	—	1,390	1	—	—	—	1
Net share settlement of restricted stock awards	—	—	(250)	—	(1,197)	—	—	(1,197)
Employee stock purchase plan expense	—	—	—	—	13,115	—	—	13,115
Issuance of common stock from ATM offering, net of commissions of approximately $0.2 million	—	—	1,058,045	1,058	6,854,140	—	—	6,855,198
Exercise of stock options	—	—	75	—	326	—	—	326
Net loss	—	—	—	—	—	—	(4,848,307)	(4,848,307)
Foreign currency translation adjustment	—	—	—	—	—	(1,557)	—	(1,557)
Balance at March 31, 2021	23,770	$24	6,259,257	$6,259	$212,866,206	$3,741	$(196,036,168)	$16,840,062
Stock-based compensation expense	—	—	—	—	339,369	—	—	339,369
Release of restricted stock awards	—	—	992	1	—	—	—	1
Net share settlement of restricted stock awards	—	—	(127)	—	(695)	—	—	(695)
Employee stock purchase plan expense	—	—	—	—	13,116	—	—	13,116
Stock issued under stock purchase plans	—	—	13,637	13	53,424	—	—	53,437
Issuance of common stock from ATM offering, net of commissions of approximately $0.1 million	—	—	992,834	993	3,809,628	—	—	3,810,621
Exercise of pre-funded warrants		—	144,881	145	(145)	—	—	—
Net loss	—	—	—	—	—	—	(2,614,952)	(2,614,952)
Foreign currency translation adjustment	—	—	—	—	—	(145)	—	(145)
Balance at June 30, 2021	23,770	$24	7,411,474	$7,411	$217,080,903	$3,596	$(198,651,120)	$18,440,814
Stock-based compensation expense	—	—	—	—	323,172	—	—	323,172
Release of restricted stock awards	—	—	1,158	2	—	—	—	2
Net share settlement of restricted stock awards	—	—	(117)	—	(679)	—	—	(679)
Employee stock purchase plan expense	—	—	—	—	15,719	—	—	15,719
Issuance of common stock in connection with LP Purchase Agreement	—	—	101,218	101	599,878	—	—	599,979
Net loss	—	—	—	—	—	—	(4,490,622)	(4,490,622)
Foreign currency translation adjustment	—	—	—	—	—	(1,013)	—	(1,013)
Balance at September 30, 2021	23,770	$24	7,513,733	$7,514	$218,018,993	$2,583	$(203,141,742)	$14,887,372

	Three and Nine Months Ended September 30, 2020
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2020	-	$-	3,872,682	$3,873	$194,288,368	$(4,964)	$(170,317,643)	$23,969,634
Stock-based compensation expense	—	—	—	—	415,256	—	—	415,256
Release of restricted stock awards	—	—	2,396	2	34	—	—	36
Net share settlement of restricted stock awards	—	—	(751)	(1)	(7,051)	—	—	(7,052)
Employee stock purchase plan expense	—	—	—	—	5,379	—	—	5,379
Issuance of common stock from ATM offering, net of commissions and issuance costs of approximately $0.2 million	—	—	293,271	293	2,435,619	—	—	2,435,912
Issuance of Series A convertible preferred stock in private placement, net of issuance costs of $37,000	10,170	10	—	—	562,945	—	—	562,955
Issuance of Series A convertible preferred stock in exchange for outstanding common stock	41,100	41	—	—	2,424,859	—	—	2,424,900
Cancellation of common stock received in exchange for Series A convertible preferred stock	—	—	(274,000)	(274)	(2,424,626)	—	—	(2,424,900)
Exercise of pre-funded warrants	—	—	211,784	212	31,556	—	—	31,768
Issuance of common stock in connection with LP Purchase Agreement	—	—	41,026	41	(41)	—	—	—
Transaction costs incurred in connection with LP Purchase Agreement	—	—	—	—	(96,000)	—	—	(96,000)
Net loss	—	—	—	—	—	—	(5,457,898)	(5,457,898)
Unrealized gain on short-term investments	—	—	—	—	—	47,697	—	47,697
Foreign currency translation adjustment	—	—	—	—	—	5,497	—	5,497
Balance at March 31, 2020	51,270	$51	4,146,408	$4,146	$197,636,298	$48,230	$(175,775,541)	$21,913,184
Stock-based compensation expense	—	—	—	—	361,477	—	—	361,477
Release of restricted stock awards	—	—	1,583	2	22	—	—	24
Net share settlement of restricted stock awards	—	—	(426)	—	(2,108)	—	—	(2,108)
Stock issued under stock purchase plan	—	—	3,033	3	30,509	—	—	30,512
Issuance of common stock from ATM offering, net of commissions of $43,000	—	—	138,981	139	1,394,919	—	—	1,395,058
Conversion of Series A convertible preferred stock for common stock	(27,500)	(27)	183,333	183	(156)	—	—	—
Adjustment in connection with LP Purchase Agreement commitment fee and transaction costs	—	—	—	—	301,538	—	—	301,538
Issuance of common stock warrants in connection with SVB Term Loan	—	—	—	—	420,000	—	—	420,000
Net loss	—	—	—	—	—	—	(5,710,551)	(5,710,551)
Unrealized loss on short-term investments	—	—	—	—	—	(26,136)	—	(26,136)
Foreign currency translation adjustment	—	—	—	—	—	909	—	909
Balance at June 30, 2020	23,770	$24	4,472,912	$4,473	$200,142,499	$23,003	$(181,486,092)	$18,683,907
Stock-based compensation expense	—	—	—	—	386,911	—	—	386,911
Release of restricted stock awards	—	—	2,542	3	35	—	—	38
Net share settlement of restricted stock awards	—	—	(339)	—	(3,664)	—	—	(3,664)
Employee stock purchase plan expense	—	—	—	—	5,214	—	—	5,214

Issuance of common stock from ATM offering, net of commissions costs of $79,000	—	—	263,482	263	2,556,749	—	—	2,557,012
Net loss	—	—	—	—	—	—	(5,411,788)	(5,411,788)
Unrealized loss on short-term investments	—	—	—	—	—	(17,501)	—	(17,501)
Foreign currency translation adjustment	—	—	—	—	—	1,225	—	1,225
Balance at September 30, 2020	23,770	$24	4,738,597	$4,739	$203,087,744	$6,727	$(186,897,880)	$16,201,354

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(11,953,881)	$(16,580,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	568,380	1,039,989
Accretion of discount on NuvoGen obligation	(9,206)	(9,771)
Provision for excess inventory	60,143	5,649
Amortization of QNAH Convertible Note issuance costs	—	6,505
Amortization of MidCap Credit Facility discount and issuance costs	—	101,482
Amortization of SVB Term Loan discount and issuance costs	351,068	121,168
Stock-based compensation expense	1,000,368	1,163,742
Employee stock purchase plan expense	41,950	15,972
Non-cash operating lease expense	359,014	465,504
Accrued interest on available-for-sale securities investments	(18,394)	(101,996)
Stock compensation expense in connection with LP Purchase Agreement	—	205,538
Gain on forgiveness of PPP Loan	(1,735,792)	—
Loss on extinguishment of Midcap Credit Facility and QNAH Convertible Note	—	522,394
Loss on abandonment and disposal of assets, net	178,925	77,498
Changes in operating assets and liabilities:
Accounts receivable	(597,489)	1,793,975
Inventory	(892,655)	(255,718)
Prepaid expenses and other	(300,469)	457,504
Deferred offering costs	—	140,320
Accounts payable	(50,230)	(778,706)
Accrued liabilities	205,015	(474,521)
Contract liabilities	53,062	(74,700)
Operating lease liabilities	(378,355)	(583,828)
Net cash used in operating activities	(13,118,546)	(12,742,237)
Investing activities
Purchase of property and equipment	(590,736)	(418,712)
Maturities of available-for-sale securities	9,000,000	25,450,000
Purchase of available-for-sale securities	(17,871,203)	(11,565,882)
Net cash (used in) provided by investing activities	(9,461,939)	13,465,406
Financing activities
Proceeds from issuance of SVB Term Loan	—	10,000,000
Payment of SVB Term Loan issuance costs	—	(115,193)
Payments for extinguishment of MidCap Credit Facility	—	(7,438,623)
Payments for extinguishment of QNAH Convertible Note	—	(3,000,000)
Proceeds from ATM Offering, net of commissions of $0.3 million	10,665,819	6,387,982
Proceeds from LP Purchase Agreement	599,979	—
Proceeds from PPP Loan	—	1,717,000
Proceeds from Series A convertible preferred stock in private placement	—	562,955
Payments on NuvoGen obligation	(379,431)	(539,323)
Proceeds from exercise of pre-funded warrants	—	31,768
Proceeds from shares purchased under stock purchase plans	53,437	25,133
Payments on financing leases	(18,040)	(32,553)
Proceeds from exercise of stock options	326	—
Taxes paid for net share settlement of restricted stock awards	(2,571)	(12,824)
Payments on 2021 and 2020 Insurance Notes	(494,352)	(324,301)
Net cash provided by financing activities	10,425,167	7,262,021

Effect of exchange rates on cash	(12,848)	9,283

Increase (decrease) in cash, cash equivalents and restricted cash	(12,168,166)	7,994,473
Cash, cash equivalents and restricted cash at beginning of period	22,397,812	10,889,995
Cash, cash equivalents and restricted cash at end of period	$10,229,646	$18,884,468

Supplemental disclosure of noncash investing and financing activities
Issuance of Series A convertible preferred stock in exchange for outstanding common stock	$-	$2,424,900
Issuance of common stock upon conversion of Series A convertible preferred stock	—	1,622,500
Issuance of common stock from cashless exercise of pre-funded warrants	145	—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	1,302,457	21,078
Carrying value of demonstration units transferred from property and equipment to inventory	16,128	18,817
2021 and 2020 Insurance Notes issued for insurance premiums	746,360	735,195
Gain on forgiveness of PPP Loan	1,735,792	—
Supplemental cash flow information
Cash paid for interest	$450,344	$719,676
Cash paid for taxes	12,665	9,961

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business, Basis of Presentation and Principles of Consolidation

HTG Molecular Diagnostics, Inc. (the “Company”) is a life science company whose mission is to advance precision medicine through its innovative transcriptome-wide profiling technology. The Company derives revenue from sales of its HTG EdgeSeq instrument system and integrated next-generation sequencing-based (“NGS-based”) HTG EdgeSeq assays, from sample processing and custom research use only (“RUO”) assay design services and from collaborative development services.

The Company operates in one segment and its customers are located primarily in the United States and Europe. For the three and nine months ended September 30, 2021 approximately 24% and 30% respectively, of the Company’s revenue was generated from sales originated by customers located outside of the United States, compared with 19% and 31% for the three and nine months ended September 30, 2020, respectively.

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

The Company experienced a significant slowing of product and product-related services revenue generation beginning in March 2020 and continuing throughout 2020 and the three quarters of 2021. The extent of this impact has varied from customer to customer depending upon how they have been directly or indirectly impacted by local stay-at-home orders and other social distancing measures, prioritization by those customers as the immediate impacts of the pandemic have passed, and the workforce and supplier impacts that COVID-19 has had on each customer.

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

In December 2020, the Consolidated Appropriations Act (the “Appropriations Act”) was signed into law to further address the ongoing impacts of COVID-19. The Appropriations Act introduced several additional potential credits and benefits for employers to consider applying for, including, but not limited to, the ability for employers who have previously obtained a PPP Loan to potentially also qualify for Employee Retention Credits (“ERC”), initially created as part of the CARES Act. In March 2021, the American Rescue Plan of 2021 was enacted to, amongst other things, extend and expand ERC benefits through December 31, 2021. The Company has qualified for certain ERC benefits during the year ended December 31, 2020 and the first three quarters of 2021 and expects to continue to seek out these benefits in future periods as appropriate. ERC benefits of approximately $0.6 million and $1.7 million were included in operating expenses as an offset to the related compensation costs in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2021, respectively.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect the accounts of the Company as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The accompanying condensed consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and the results of its operations and cash flows, as of and for the periods presented. The accompanying condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information and disclosures required by GAAP for annual financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021.

All share and per share amounts within the condensed consolidated financial statements and notes thereto have been adjusted to reflect the reverse stock split completed by the Company in November 2020 for all periods and dates presented. See Note 14 for more information about the Company’s reverse stock split.

Going Concern and Liquidity

Management has assessed the Company’s ability to continue as a going concern within one year of issuance of these financial statements. The accompanying interim unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of the assets and satisfaction of liabilities in the normal course of business. However, the Company has had recurring operating losses and negative operating cash flows since its inception and has an accumulated deficit of $203.1 million as of September 30, 2021. As of September 30, 2021, the Company had working capital of $23.7 million and long-term liabilities of $11.5 million. The Company’s liability balances consist primarily of its debt obligations, including an asset-secured loan with Silicon Valley Bank (the “SVB Term Loan”), as well as an obligation to NuvoGen Research, LLC (the “NuvoGen obligation”) (see Note 10). Potentially changing circumstances, including COVID-19 uncertainties, may result in the depletion of the Company’s capital resources more rapidly than it currently anticipates, resulting in the Company not having adequate resources to fund its planned operations and expenditures for at least the next 12 months and to comply with the financial covenant in the Loan and Security Agreement for the SVB Term Loan (the “Loan Agreement”). These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, HTG Molecular Diagnostics France, SARL, after elimination of all intercompany transactions and balances as of September 30, 2021 and December 31, 2020.

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

The Company’s top two customers accounted for 27% and 13% of the Company’s total revenue for the three months ended September 30, 2021, compared with the Company’s top two customers accounting for 24% and 10% of the Company’s total revenue for the three months ended September 30, 2020. The Company’s top two customers accounted for 23% and 12% of the Company’s total revenue for the nine months ended September 30, 2021, compared with the Company’s top two customer accounting for 16% and 10% of the Company’s total revenue for the nine months ended September 30, 2020.

The largest two customers accounted for 52% and 11% of the Company’s accounts receivable as of September 30, 2021. The largest two customers accounted for approximately 9% each of the Company’s accounts receivable as of December 31, 2020.

Three vendors accounted for 26%, 14% and 10% of the Company’s accounts payable as of September 30, 2021, compared with two vendors who accounted for 21% and 20% of the Company’s accounts payable as of December 31, 2020.

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

The NuvoGen obligation relates to an asset purchase transaction with a then-common stockholder of the Company (see Note 10). As of September 30, 2021, the estimated aggregate fair value of the NuvoGen obligation is approximately $4.7 million, determined using a Monte Carlo simulation with key assumptions including future revenue, volatility, discount and risk-free rates.

Recently Adopted Accounting Pronouncements

In October 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC” or the “FASB Codification”) Update (“ASU”) No. 2020-10, Codification Improvements (“Update No. 2020-10”), which amended a variety of topics in the FASB Codification in order to improve the consistency of the Codification and the application thereof, while leaving GAAP unchanged. Update No. 2020-10 was effective for fiscal years beginning after December 15, 2020 for public business entities. The Company’s adoption of this standard on January 1, 2021 did not have a material impact on its condensed consolidated financial statements or related footnote disclosures.

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

New Accounting Pronouncements

The following are new FASB ASUs that had not been adopted by the Company as of September 30, 2021:

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

Note 3. Inventory

Inventory, net of allowance, consisted of the following as of the dates indicated:

	September 30,	December 31,
	2021	2020
Raw materials	$1,662,205	$1,079,528
Work in process	235,637	147,455
Finished goods	459,317	291,195
Total gross inventory	2,357,159	1,518,178
Less inventory allowance	(16,393)	(26,052)
	$2,340,766	$1,492,126

For the three and nine months ended September 30, 2021, the Company recorded adjustments to provision for excess inventory of $54,636 and $60,143, respectively. For the three and nine months ended September 30, 2020, the Company recorded adjustments to provision for excess inventory of $10,530 and $12,202, respectively. Adjustments in these periods to the allowance for estimated shrinkage, obsolescence and excess inventory have been included in cost of product and product-related services revenue in the accompanying condensed consolidated statements of operations.

HTG EdgeSeq instruments at customer locations under evaluation agreements are included in finished goods inventory. Finished goods inventory under evaluation as of September 30, 2021 was $169,042 compared with $50,855 as of December 31, 2020.

Note 4. Fair Value Instruments

Financial assets and liabilities measured at fair value are classified in their entirety in the fair value hierarchy based on the lowest level input significant to the fair value measurement. The following table classifies the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 in the fair value hierarchy:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$10,055,376	$—	$—	$10,055,376
Investments available-for-sale at fair value
Corporate debt securities	—	15,187,672	—	15,187,672
Total	$10,055,376	$15,187,672	$—	$25,243,048

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$17,497,282	$—	$—	$17,497,282
Corporate debt securities	—	4,499,270	—	4,499,270
Investments available-for-sale at fair value
Corporate debt securities	—	6,298,075	—	6,298,075
Total	$17,497,282	$10,797,345	$—	$28,294,627

There are no other financial instruments subject to fair value measurement on a recurring basis. Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and nine months ended September 30, 2021 or the year ended December 31, 2020.

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

Fair values of these assets are based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not adjust any of the valuations received from these third parties with respect to any of its Level 1 or 2 securities for the nine-month period ended September 30, 2021 or the year ended December 31, 2020 and did not have any Level 3 financial assets or liabilities during either of these periods.

Note 5. Available-for-Sale Securities

The Company’s portfolio of available-for-sale securities consists of high credit quality corporate debt securities. The following is a summary of the Company’s available-for-sale securities as of September 30, 2021 and December 31, 2020:

	September 30, 2021
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
Corporate debt securities	15,187,672	—	—	15,187,672
Total available-for-sale securities	$15,187,672	$—	$—	$15,187,672

	December 31, 2020
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
Corporate debt securities	6,298,075	—	—	6,298,075
Total available-for-sale securities	$6,298,075	$—	$—	$6,298,075

There were no gross unrealized losses relating to the Company’s available-for-sale securities investments as of September 30, 2021. There were no net adjustments to unrealized gains (losses) on short-term investments, net of tax in other comprehensive income for the three and nine months ended September 30, 2021. The net adjustment to unrealized gains (losses) on short-term investments, net of tax in other comprehensive income totaled $(17,501) and $4,060 for the three and nine months ended September 30, 2020, respectively.

Contractual maturities of debt investment securities as of September 30, 2021 are shown below. Expected maturities may differ from contractual maturities where issuers of the securities have the right to prepay obligations without prepayment penalties.

	Under
	1 Year	1 to 2 Years	Total
Corporate debt securities	15,187,672	—	15,187,672
Total available-for-sale securities	$15,187,672	$—	$15,187,672

Note 6. Property and Equipment

Property and equipment, net, consists of the following as of the dates indicated:

	September 30,	December 31,
	2021	2020
Furniture & fixtures	$1,086,341	$1,082,717
Leasehold improvements	1,931,762	1,943,534
Equipment used in manufacturing	2,673,452	2,166,743
Equipment used in research & development	2,506,644	2,506,644
Equipment used in the field	182,762	208,005
Software	488,098	420,301
Property and equipment	8,869,059	8,327,944
Less: accumulated depreciation and amortization	(7,649,869)	(7,100,542)
	$1,219,190	$1,227,402

Depreciation and leasehold improvement amortization expense was approximately $0.2 million and $0.6 million for the three and nine months ended September 30, 2021, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2020, respectively.

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following as of the dates indicated:

	September 30,	December 31,
	2021	2020
Accrued employee bonuses	$775,219	$436,799
Payroll and employee benefit accruals	414,177	694,058
Accrued product warranty	92,696	92,696
Other accrued liabilities	326,909	236,325
	$1,609,001	$1,459,878

Note 8. Debt Obligations

Current portion of long-term debt consisted of the following as of the dates indicated:

	September 30,	December 31,
	2021	2020
SVB Term Loan	$3,750,000	$2,000,000
PPP Loan	—	857,040
2021 Insurance Note	417,107	—
2020 Insurance Note	—	165,099
	$4,167,107	$3,022,139

Long-term debt, net of current portion, discount and debt issuance costs, consisted of the following as of the dates indicated:

	September 30,	December 31,
	2021	2020
SVB Term Loan, net of discount and debt issuance costs	$6,309,416	$7,708,348
PPP Loan	—	859,960
	$6,309,416	$8,568,308

SVB Term Loan

On June 24, 2020 (the “Closing Date”), the Company entered into the SVB Term Loan, by and among the Company and SVB, as lender, which provides a secured term loan in the principal amount of $10.0 million.

The proceeds from the SVB Term Loan were fully funded on June 25, 2020. Together with cash on hand, the proceeds were used to repay in full all outstanding amounts and fees due under the Company’s credit facility with MidCap Financial Trust (the “MidCap Credit Facility”) in an aggregate amount equal to $7.5 million, including collateral agent legal fees and prepayment fees, in addition to the Company’s subordinated convertible promissory note to QNAH (the “QNAH Convertible Note”) and related accrued interest in the aggregate amount of $3.2 million. As a result of the repayment, the Company recorded a loss on extinguishment of the MidCap Credit Facility and the QNAH Convertible Note of $0.5 million in other income (expense) in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2020. All obligations under the MidCap Credit Facility and the QNAH Convertible Note were fulfilled as a result of this extinguishment.

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

The Company’s obligations under the Loan Agreement are secured by a security interest in substantially all of its assets, excluding intellectual property (which is subject to a negative pledge), and the Company’s future subsidiaries, if any, may be required to become co-borrowers or guarantors under the Loan Agreement. In addition, the Company must comply with a financial covenant in the SVB Term Loan requiring the Company to maintain unrestricted cash of not less than the greater of (i)

$12.5 million and (ii) an amount equal to six times the amount of the Company’s average monthly Cash Burn (as defined in the Loan Agreement) over the trailing three months.

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

The Company included $0.7 million and $1.1 million of debt discount associated with the SVB Term Loan, resulting from fees and debt issuance costs, inclusive of the fair value of warrants issued, in long-term debt, net of current portion, discount and debt issuance costs in the accompanying condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively. Amortization of the debt discount associated with the SVB Term Loan was $0.1 million and $0.4 million for the three and nine months ended September 30, 2021, respectively, compared to $0.1 million for the three and nine months ended September 30, 2020, respectively, and was included in interest expense in the accompanying condensed consolidated statements of operations.

The remaining principal repayments due under the SVB Term Loan as of September 30, 2021 are as follows for each fiscal year:

2021	$-
2022	5,000,000
2023	5,000,000
Total SVB Term Loan payments	10,000,000
Less discount and deferred financing costs	(740,584)
Plus final fee premium	800,000
Total SVB Term Loan, net	$10,059,416

Paycheck Protection Program Loan

On April 21, 2020, the Company received proceeds from a loan in the amount of $1.7 million from SVB, as lender, pursuant to the PPP. The PPP Loan was evidenced by a promissory note, which bore interest at an annual rate of 1%, and contained customary events of default relating to, among other things, payment defaults and breaches of representations, warranties or terms of the PPP Loan documents. Under the CARES Act and PPP Flexibility Act, loan forgiveness was available for the sum of documented payroll costs (including benefits), rent and utility obligations, and interest on certain of the Company’s other debt obligations incurred during the 24-week period beginning on the date of loan approval, as defined by the applicable guidelines and the SBA. The Company applied for full PPP Loan forgiveness in October 2020.

On May 26, 2021 the Company received notification from SVB that the PPP Loan and related accrued interest was forgiven in full by the SBA, and the PPP Loan note had been canceled. Accordingly, the Company recorded a gain on forgiveness of the PPP Loan of $0 and $1.7 million for the three and nine months ended September 30, 2021, included in other income (expense) in the accompanying condensed consolidated statements of operations. The Company has not accrued any liability associated with the risk of an adverse SBA review.

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

Note 9. Revenue from Contracts with Customers

Product and Product-related Services Revenue

The Company had product and product-related services revenue consisting of revenue from the sale of instruments and consumables and the use of the HTG EdgeSeq proprietary technology to process samples and design custom RUO assays for the three and nine months ended September 30, 2021 and 2020 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product revenue:
Instruments	$407,130	$71,742	$1,028,348	$563,396
Consumables	793,542	764,605	2,265,894	2,091,848
Total product revenue	1,200,672	836,347	3,294,242	2,655,244
Product-related services revenue:
Custom RUO assay design	—	238,502	48,350	1,210,968
RUO sample processing	1,319,738	626,219	2,687,168	1,551,519
Total product-related services revenue	1,319,738	864,721	2,735,518	2,762,487
Total product and product-related services revenue	$2,520,410	$1,701,068	$6,029,760	$5,417,731

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

Collaborative Development Services Revenue

The Company enters into collaborative development services agreements with biopharmaceutical companies for the development of NGS-based companion diagnostic assays in support of and in conjunction with, biopharmaceutical companies’ drug development programs. These collaborative development services agreements may generate upfront fees, and in some cases subsequent milestone payments that may be earned upon completion of certain product development milestones or activities. The Company follows ASC 606 and ASC 808 to determine the appropriate recognition of revenue under its collaborative research, development and commercialization agreements. Because each SOW had an expected duration of one year or less, the Company elected the practical expedient in ASC 606-10-50-14(a) not to disclose information about its remaining performance obligations for each SOW.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Collaborative development services	$—	$76,030	$—	$548,135

For the three and nine months ended September 30, 2020, collaborative development services revenue was generated through statements of work entered into a Master Assay Development, Commercialization and Manufacturing Agreement (the “Governing Agreement”) with QIAGEN Manchester Limited (“QML”). Under these agreements, the Companies combined technological and commercial strengths to offer biopharmaceutical companies a complete NGS-based solution for the development, manufacture and commercialization of companion diagnostic assays in support of and in conjunction with, biopharmaceutical companies’ drug development programs. Remaining agreed upon procedures associated with these statements of work were completed in the prior year and no additional collaborative development services programs have been entered into as of September 30, 2021.

Contract Liabilities

The Company may receive up-front payments from customers for custom RUO assay design and sample processing services. In addition, payments for instrument extended warranty contracts are required to be made in advance. The Company recognizes such up-front payments as contract liabilities. The contract liabilities are subsequently reduced as revenue is recognized. Contract liabilities of approximately $0.2 million were included in contract liabilities – current and an additional immaterial amount of contract liabilities were included in other non-current liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2021, reflecting the period in which the Company expects to realize the deferred revenue.

Changes in the Company’s contract liability were as follows as of the dates indicated:

	Product Revenue	Custom RUO Assay Design	Sample Processing	Total Contract Liability
Balance at January 1, 2021	$103,580	$-	$93,884	$197,464
Deferral of revenue	261,100	—	525,899	786,999
Recognition of deferred revenue	(198,438)	—	(535,501)	(733,939)
Balance at September 30, 2021	$166,242	$—	$84,282	$250,524

	Product Revenue	Custom RUO Assay Design	Sample Processing	Total Contract Liability
Balance at January 1, 2020	$95,148	$66,216	$438,090	$599,454
Deferral of revenue	335,265	459,385	77,104	871,754
Recognition of deferred revenue	(325,181)	(525,601)	(95,670)	(946,452)
Balance at September 30, 2020	$105,232	$—	$419,524	$524,756

Note 10. Other Agreements

NuvoGen Obligation

Pursuant to the Company’s asset purchase agreement with NuvoGen Research, LLC (“NuvoGen”), as amended, the Company is obligated to pay NuvoGen annually the greater of $400,000 or 6% of annual revenue until the obligation is paid in full. In addition to fixed quarterly payments of $100,000, there were $51,225 of revenue-based payments payable as of September 30, 2021, compared with approximately $54,777 of revenue-based payments payable as of December 31, 2020. There have been no significant modifications to the terms and conditions of the Company’s NuvoGen obligation since the disclosures made in Part II, Item 8, Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2021.

Remaining minimum payments to be made in 2021 include $51,225 of revenue-based payments payable as of September 30, 2021 and the fourth quarter 2021 minimum payment. Minimum payments for 2022 include an estimate of additional revenue-based payments to be made in the first, second and third quarters of 2022 relating to revenue generated in the fourth quarter of 2021 and the first and second quarters of 2022, estimated using actual revenue generated in the same quarters in 2020 and 2021. Remaining minimum payments include only the minimum quarterly payments to be made in each period. Actual payments could vary from what is shown in the table, to the extent that 6% of the Company’s annual revenue in 2022 and beyond exceeds $400,000.

The remaining minimum payments to be made to NuvoGen as of September 30, 2021 are as follows for each fiscal year:

2021	$151,225
2022	479,432
2023	400,000
2024	400,000
2025	400,000
2026 and beyond	2,702,661
Total NuvoGen obligation payments	4,533,318
Plus interest accretion	70,170
Total NuvoGen obligation, net	$4,603,488

The Company has recorded the obligation at the estimated present value of the future payments using a discount rate of 2.5%, the Company’s estimate of its effective borrowing rate for similar obligations. The unamortized interest accretion was $(70,170) and $(79,376) as of September 30, 2021 and December 31, 2020, respectively. Discount accreted during the three and nine months ended September 30, 2021 was $(3,057) and $(9,206), respectively, compared with $(3,115) and $(9,771) for the three and nine months ended September 30, 2020, respectively.

Note 11. Leases

Operating Leases

The Company leases office space under agreements classified as operating leases. The Company’s active leases as of September 30, 2021 are for office and manufacturing space in Tucson, Arizona, which expire in 2025. The Company’s leases do not include any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees.

The Company amended its Tucson facility leases in December 2020 to extend the terms of the leases for one year, through January 31, 2022 and again in September 2021 to extend the terms of the leases for three years, through January 31, 2025. The lease extensions were treated as lease modifications for accounting purposes, and allow for an additional extension of two years on the same terms and conditions of the existing amended lease agreement, except that the lease rates would be adjusted to reflect lease rates applicable to like-kind buildings within the market at the time that the Company elects to exercise the extension options, but in no event less than the last applicable rental rate. The Company has not accounted for these renewal options in the calculation of the lease liabilities and right-of-use assets as the Company is not reasonably certain to exercise the options.

In the first quarter of 2021, the Company closed its development laboratory in San Carlos, California and, as a result, $0.2 million of operating right-of-use assets related to the abandonment of the laboratory were written off to research and development expense during the nine months ended September 30, 2021.

The components of lease cost for operating leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating leases
Operating lease cost	$107,969	$182,287	$383,672	$570,163
Variable lease cost	26,636	36,554	73,120	89,716
Operating lease expense	134,605	218,841	456,792	659,879

The table below summarizes other information related to the Company’s operating leases:

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in measurement of operating lease liabilities	$403,012	$665,095
Establishment of operating lease liabilities arising from obtaining right-of-use assets	$1,302,457	$21,078
Weighted-average remaining lease term – operating leases	3.3	1.9
Weighted-average discount rate – operating leases	5.8%	9.6%

Remaining maturities of the Company’s operating leases, excluding short-term leases, included in operating lease liabilities – non - current in the condensed consolidated balance sheets as of September 30, 2021 are as follows:

2021	$111,441
2022	481,549
2023	484,719
2024	484,631
2025	40,382
Total	1,602,722
Less present value discount	(148,425)
Total operating lease liabilities	$1,454,297
Less operating lease liabilities - current	(398,313)
Operating lease liabilities - non-current	$1,055,984

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

The components of lease cost for financing leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Financing leases
Amortization of right-of-use assets	$5,444	$10,035	$18,501	$34,033
Interest on lease liability	1,369	2,092	4,544	7,074
Total financing lease cost	$6,813	$12,127	$23,045	$41,107

The table below summarizes other information related to the Company’s financing leases:

	Nine Months Ended September 30,
	2021	2020
Weighted-average remaining lease term – financing leases	3.0	3.5
Weighted-average discount rate – financing leases	9.77%	9.77%

As of September 30, 2021, remaining maturities of the Company’s financing leases are as follows:

2021	$5,772
2022	20,715
2023	18,396
2024	16,080
Total	60,963
Less present value discount	(8,328)
Financing lease liabilities, net	$52,635

Financing lease liabilities net of discount of $52,635, of which $17,558 and $35,077 were included in other current liabilities and other non-current liabilities, respectively, and financing right-of-use assets of $48,269, were included in property and equipment, net, in the condensed consolidated balance sheet as of September 30, 2021.

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

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Nine Months Ended September 30,
	2021	2020
Options to purchase common stock	494,250	499,033
Series A Preferred	158,545	—
Common stock warrants	58,688	58,688
Unvested restricted stock units	6,301	13,603

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

The following table shows the common stock warrants outstanding as of September 30, 2021:

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

During the nine months ended September 30, 2021, the Company sold 2,050,879 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of approximately $11.0 million. After paying sales commissions owed in connection with the ATM Offering of approximately $0.3 million, the Company’s aggregate net proceeds for the nine months ended September 30, 2021 were approximately $10.7 million.

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

Each share of Series A Preferred is convertible into 6.67 shares of the Company’s common stock, subject to proportional adjustment and beneficial ownership limitations. In June 2020, certain of the Investors elected to convert 27,500 shares of Series A Preferred to common stock in the aggregate, resulting in the issuance of 183,333 shares of the Company’s common stock. The remaining 23,770 Series A Preferred shares remain outstanding as of September 30, 2021. In the event of the Company’s liquidation, dissolution or winding up, holders of Series A Preferred will participate pari passu with any distribution of proceeds to holders of the Company’s common stock. Holders of Series A Preferred are entitled to receive dividends on shares of Series A Preferred equal (on an as converted to common stock basis) to and in the same form as dividends actually paid on the Company’s common stock. Shares of Series A Preferred generally have no voting rights, except as required by law.

LP Purchase Agreement

On March 24, 2020, the Company entered into a purchase agreement (“LP Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right to sell to Lincoln Park up to $20.0 million of shares of its common stock (“Purchase Shares”) from time to time over the 36-month term of the LP Purchase Agreement. The purchase price of the Purchase Shares is established by a formula based on the recent closing prices of the Company’s common stock leading up to the date of sale. The Company issued Lincoln Park an aggregate of 41,026 shares of its common stock as consideration for their purchase commitment pursuant to the LP Purchase Agreement. The Company did not receive cash proceeds from the issuance of such shares. The value of this commitment consideration, as well as related transaction costs of approximately $0.1 million was included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations during the year ended December 31, 2020. During the nine months ended September 30, 2021, the Company sold 101,218 shares of common stock under the LP Purchase Agreement at a weighted average price of $5.93 per share for total gross proceeds of $0.6 million. Additional sales of shares of common stock to Lincoln Park under the LP Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, trading price of the Company’s common stock and determinations by the Company as to the appropriate sources of funding for the Company.

Stock-based Compensation

The Company incurs stock-based compensation expense relating to the grants of RSUs and stock options to employees, non-employee directors and consultants under its equity incentive plans and through stock purchase rights granted under the employee stock purchase plan. Stock-based compensation expense (including employee stock purchase plan expense) recorded in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Selling, general and administrative	$293,916	$383,679	$934,446	$1,079,754
Research and development	35,566	2,044	83,108	85,462
Cost of product and product-related services revenue	9,411	6,440	24,764	14,498
	$338,893	$392,163	$1,042,318	$1,179,714

Equity Compensation Plans

In August 2020, the Company’s stockholders, upon the recommendation of the Company’s Board of Directors, approved the 2020 Equity Incentive Plan (the “2020 Plan”) as a successor to and continuation of the 2014 Plan. Upon approval of the 2020 Plan, 744,685 shares of the Company’s common stock, including 68,552 remaining shares reserved for issuance under the 2014 Plan (excluding shares available for the granting of inducement awards under the 2014 Plan’s inducement share pool), were reserved for issuance under the 2020 Plan. No new awards, including inducement awards, may be granted under the 2014 Plan. The 2020 Plan does not contain an evergreen provision.

There were 538,959 shares of the Company’s common stock available for issuance under the 2020 Plan (excluding shares available for granting of inducement awards under the 2021 Inducement Plan) as of September 30, 2021, in addition to shares that may become available from time to time as shares of the Company’s common stock subject to outstanding awards granted under the 2014 Plan (excluding inducement awards issued from the 2014 Plan’s inducement share pool), the 2011 Equity Incentive Plan or the 2001 Stock Option Plan (i) are not issued because such award or any portion thereof expires or otherwise terminates without all of the shares covered by such award having been issued; (ii) are not issued because such award or any portion thereof is settled in cash; or (iii) are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such shares.

In August 2021, the Company’s stockholders, upon the recommendation of the Company’s Board of Directors, approved the Amended and Restated 2014 Employee Stock Purchase Plan (the “Amended 2014 ESPP”). Upon approval of the Amended 2014 ESPP, 500,000 shares of the Company’s common stock were reserved for issuance under the Amended 2014 ESPP in addition to 24,285 shares of the Company’s common stock reserved for issuance under the original 2014 Employee Stock Purchase Plan. The Amended 2014 ESPP does not contain an evergreen provision.

In July 2021, the Company’s Board of Directors adopted the Company’s 2021 Inducement Plan (the “2021 Inducement Plan”), pursuant to which 300,000 shares were initially authorized and reserved for issuance exclusively for the grant of awards to individuals who were not previously employees or non-employee directors of the Company, as inducement material to the individuals’ entering into employment with the Company (“Inducement Awards”). There were 270,000 shares of the Company’s stock available for issuance under the 2021 Inducement Plan as of September 30, 2021, in addition to shares that may become available from time to time as shares of the Company’s common stock subject to outstanding awards granted under the 2021 Inducement Plan are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such shares.

A summary of the Company’s stock option activity for the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2020	487,227	$16.78	8.6	$1,536
Granted	70,333	5.74
Exercised	(75)	4.35		$107
Forfeited	(45,006)	12.76
Expired/Cancelled	(18,229)	25.64
Balance at September 30, 2021	494,250	$15.25	8.2	$19,222
Exercisable at September 30, 2021	283,107	$20.65	7.6	$5,882

Stock option activity includes 30,000 Inducement Awards granted during the three and nine months ended September 30, 2021. As of September 30, 2021, total unrecognized compensation cost related stock option awards was approximately $1.3 million, which is expected to be recognized over approximately 2.18 years.

The following table summarizes restricted stock unit (“RSU”) award activity for the nine months ended September 30, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2020	12,214	$28.61
Released	(3,540)	29.96
Forfeited	(2,373)	51.00
Balance at September 30, 2021	6,301	$19.40
Vested and unissued at September 30, 2021	989	$26.14

Vested and unissued awards at September 30, 2021 represents RSU awards for which the vesting date was September 30, 2021, but for which issuance of the awards occurred in October 2021. As of September 30, 2021, the total unrecognized compensation cost related to RSU awards was approximately $0.1 million, which is expected to be recognized over approximately 1.29 years.

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

Product Warranty

The following is a summary of the Company’s general product warranty liability. Product warranty liabilities of approximately $93,000 and $27,000 were included in accrued liabilities and other non-current liabilities, respectively, in the accompanying condensed consolidated balance sheets as of September 30, 2021. Expense relating to the recording of this reserve is recorded in cost of product and product-related services revenue within the accompanying condensed consolidated statements of operations.

	Nine Months Ended September 30,
	2021	2020
Beginning balance	$92,696	$94,482
Cost of warranty claims	(141,648)	(19,310)
Increase in warranty reserve	169,337	12,423
Ending balance	$120,385	$87,595

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2020, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 25, 2021. This discussion and analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward looking statements include, but are not limited to, statements about:

•

our ability to successfully commercialize our products, services and technology, including our HTG EdgeSeq assays and corresponding automation systems, our transcriptome product which has been designed to measure approximately 20,000 mRNA targets using our HTG EdgeSeq technology (“HTG Transcriptome Panel”) and our epitranscriptome profiling technology;

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

•	the activities anticipated to be performed by us and third parties under design and development projects and programs, and the expected benefits and outcomes of such projects and programs;
•	the implementation of our business model and strategic plans for our business, including, without limitation, our new drug discovery business unit, HTG Therapeutics;
•	the expected capabilities and performance of our HTG Transcriptome Panel, our epitranscriptome profiling technology and HTG Therapeutics business unit;
•	the regulatory landscape for our products, domestically and internationally;
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

Overview

We are a life science company advancing precision medicine through our innovative transcriptome-wide profiling technology. Building on more than a decade of pioneering innovation and partnerships with biopharma leaders and major academic institutes, our proprietary next-generation HTG EdgeSeq technology is designed to make the development of life science tools and diagnostics more effective and efficient and to unlock a differentiated and disruptive approach to transformative drug discovery.

Our product and service solutions enable targeted RNA profiling using a small amount of biological sample, in liquid or solid forms. Our menu of HTG EdgeSeq assays is automated on our HTG EdgeSeq system, which applies genomic sequencing tools that generate gene expression data in a timely manner utilizing a simplified workflow for customers. We seek to leverage key business drivers in molecular profiling for biomarker analysis and diagnostics, including the acceleration of precision medicine, the migration of molecular testing to NGS-based applications, the movement to smaller and less invasive biopsies, the need for greater diagnostic sensitivity, the need to conform to challenging healthcare economics and the need for automation and an easily deployable workflow, including simplified bioinformatics. These capabilities enable customers to extend the use of limited biological samples for retrospective analysis, gaining further understanding of the molecular drivers of disease with the goal of developing biomarker-driven targeted therapies. We also believe our HTG EdgeSeq technology can be used as a platform technology in clinical applications that will simplify, consolidate and reduce the cost of NGS-based diagnostic workflows and in commercialized companion diagnostic (“CDx”) tests.

Our products include instruments, consumables, including assay kits, and software that, as an integrated platform, automate sample processing and can quickly, robustly and simultaneously profile tens, hundreds or thousands of molecular targets from samples a fraction of the size required by many prevailing technologies. Our objective is to establish our solutions as the standard in molecular profiling, CDx development and molecular diagnostics, and to make their benefits accessible to all molecular labs from research to the clinic. We believe that our target customers and collaborators desire high quality molecular profiling data in a multiplexed panel format from increasingly smaller and less invasive samples, providing our customers and collaborators with the option to analyze such data locally to minimize turnaround time and cost.

Our development efforts over the past 18 months have been primarily focused on completing feasibility and development of the HTG Transcriptome Panel, including supporting our Early Adopter Program (EAP), where approximately 30 scientific collaborators throughout the U.S. and EU have partnered with us to explore potential applications of the HTG Transcriptome Panel in their research and clinical programs. In the near future we expect our EAP collaborators to assist us with customer testimonials, white papers, technical notes and peer-reviewed publications highlighting their use of the HTG Transcriptome Panel and overall experience relative to alternative technologies. The release of the HTG Transcriptome Panel, coupled with our existing whole transcriptome miRNA panel, is expected to allow us to not only continue to expand our position within oncology, but to diversify the use of our panels in other critical markets such as immunology, infectious disease, diabetes, cardiology and neurology. We also expect to focus our future development efforts on the expansion of the sample types available for use with both of these assays, with an initial focus on liquid biopsies.

In addition, we are working to leverage our existing capabilities and expand the utility of our HTG EdgeSeq platform technology through our new drug discovery business unit, HTG Therapeutics. This business unit is expected to use our HTG Transcriptome Panel and an epitranscriptome profiling technology evolved from our original HTG EdgeSeq technology (“HTG EpiEdgeSeq”) to profile RNA modifications. By leveraging these profiling technologies earlier in the drug discovery process, HTG Therapeutics is expected to generate lead compounds faster, and with potentially more favorable efficacy and toxicity profiles. In addition to the platform technology for molecular profiling, we are building a full machine learning-based chemical library design platform, which is expected to better predict the binding properties of a drug candidate to its target. Since June 2021, we have expanded HTG Therapeutics with the addition of several highly experienced professionals in leadership positions. Working with our Tucson-based research and development teams, these individuals have engaged several external collaborators who are expected to contribute meaningful cohorts for our initial planned studies to identify development candidates targeting RNA or RNA modifying proteins, which could be relevant in areas such as oncology, immunology, transplant, diabetes and rare disease. These efforts are aimed at the generation of high-quality primary data from our proprietary profiling platform from known and well annotated cohorts that we believe could lead to new pharma partnerships in early-stage drug discovery by the second half of 2022 and beyond. Costs related to this program were approximately 29% and 18% our overall research and development expense for the three and nine months ended September 30, 2021, respectively, but are not expected to have a material impact on our projected operating expense for the remainder of the year.

COVID-19 and international efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in regions where we sell our products and services and conduct our business over the past year. We experienced a significant slowing in our product and product-related services revenue beginning in March 2020 and throughout the first half of 2021 due to continued disruptions to our customers’ businesses from the pandemic and, in many instances, their prioritization of projects in areas related to COVID-19. In addition, we have experienced extended shipment times and increases in cost of product as ongoing supply chain disruptions have impacted the ability of certain suppliers to produce the materials necessary to build our product and perform our testing services. Despite the impacts of COVID-19 on our revenue and operations, we met all key development milestones throughout 2020 and 2021 to date and have not experienced any substantive manufacturing delays from raw material shortages. While most of our customers have now reopened their facilities, it remains unknown whether COVID-19 will continue to materially impact our financial condition, liquidity and future results of operations in future periods due to further shutdowns, social distancing measures or illness.

Results of Operations

Comparison of the three and nine months ended September 30, 2021 and 2020

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Revenue:
Product and product-related services	$2,520,410	$1,701,068	$819,342	48%	$6,029,760	$5,417,731	$612,029	11%
Collaborative development services	—	76,030	(76,030)	(100%)	—	548,135	(548,135)	(100%)
Total revenue	2,520,410	1,777,098	743,312	42%	6,029,760	5,965,866	63,894	1%
Operating expenses:
Cost of product and product-related services revenue	983,761	940,892	42,869	5%	2,740,004	2,931,026	(191,022)	(7%)
Selling, general and administrative	4,232,313	4,752,321	(520,008)	(11%)	11,995,747	13,683,069	(1,687,322)	(12%)
Research and development	1,534,818	1,255,416	279,402	22%	4,188,219	4,914,467	(726,248)	(15%)
Total operating expenses	6,750,892	6,948,629	(197,737)	(3%)	18,923,970	21,528,562	(2,604,592)	(12%)
Operating loss	(4,230,482)	(5,171,531)	941,049	(18%)	(12,894,210)	(15,562,696)	2,668,486	(17%)
Gain on forgiveness of PPP Loan	—	—	—	0%	1,735,792	—	1,735,792	100%
Loss on extinguishment of MidCap Credit Facility	—	—	—	0%	—	(522,394)	522,394	(100%)
Other income (expense)	(258,206)	(238,676)	(19,530)	8%	(774,820)	(482,599)	(292,221)	61%
Net loss before income taxes	$(4,488,688)	$(5,410,207)	$921,519	(17%)	$(11,933,238)	$(16,567,689)	$4,634,451	(28%)

Revenue

Our product and product-related services revenue is generated through the sale of our profiling instruments and consumables, sample processing services and custom assay design services to biopharmaceutical companies, academic research centers and molecular testing laboratories.

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

We have also previously generated collaborative development services revenue through three statements of work entered into under our Master Assay Development, Commercialization and Manufacturing Agreement (the “Governing Agreement”) with

QIAGEN Manchester Limited (“QML”). Under these agreements, we and QML combined our technological and commercial strengths to offer biopharmaceutical companies a complete NGS-based solution for the development, manufacture and commercialization of companion diagnostic assays in support of and in conjunction with, biopharmaceutical companies’ drug development programs. Remaining agreed upon procedures associated with these statements of work were completed in the prior year and no additional collaborative development services programs have been entered into as of September 30, 2021. Although we continue to seek potential, new customer collaborations, we currently do not anticipate additional revenue from existing or new collaborative development services programs in 2021.

Total revenue increased by 42% to $2.5 million for the three months ended September 30, 2021, compared with $1.8 million for the three months ended September 30, 2020, reflecting increases in both product and product-related services revenue when compared with the third quarter of 2020. Total revenue increased by approximately 1% to $6.0 million for the nine months ended September 30, 2021, compared with $6.0 million for the nine months ended September 30, 2020. The increase in total revenue for the nine-month period primarily reflects an increase in product and product-related services revenue.

Product and product-related services revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product revenue:
Instruments	$407,130	$71,742	$1,028,348	$563,396
Consumables	793,542	764,605	2,265,894	2,091,848
Total product revenue	1,200,672	836,347	3,294,242	2,655,244
Product-related services revenue:
Custom RUO assay design	—	238,502	48,350	1,210,968
RUO sample processing	1,319,738	626,219	2,687,168	1,551,519
Total product-related services revenue	1,319,738	864,721	2,735,518	2,762,487
Total product and product-related services revenue	$2,520,410	$1,701,068	$6,029,760	$5,417,731

Product and product-related services revenue increased by 48% to $2.5 million for the three months ended September 30, 2021, compared with $1.7 million for the three months ended September 30, 2020. Product and product-related services revenue increased by 11% to $6.0 million for the nine months ended September 30, 2021, compared with $5.4 million for the nine months ended September 30, 2020.

Product revenue, which includes gene expression profiling revenue generated through the sale of our HTG EdgeSeq instruments and consumables, increased by 44% to $1.2 million for the three months ended September 30, 2021, compared with $0.8 million for the three months ended September 30, 2020. Product revenue increased by 24% to $3.3 million for the nine months ended September 30, 2021, compared with $2.7 million for the nine months ended September 30, 2020. This increase primarily reflects additional instrument placements made during the period with biopharmaceutical companies and academic medical centers when compared to the same period in the prior year, when most of our customers had closed their laboratories due to COVID-19. In addition, consumables product revenue for the three months ended September 30, 2021 included revenue recognized from the sale of HTG Transcriptome Panel consumables. Revenue from the sale of the HTG Transcriptome Panel represented 27% and 18% of our consumables revenue for the three and nine months ended September 30, 2021, respectively.

Product-related services revenue, consisting of RUO sample processing using our HTG EdgeSeq instruments and consumables in our VERI/O laboratory and custom RUO assay design, increased by 53% to $1.3 million for the three months ended September 30, 2021, compared with $0.9 million for the three months ended September 30, 2020, and decreased by approximately 1% to $2.7 million for the nine months ended September 30, 2021, compared with $2.8 million for the nine months ended September 30, 2020. Specifically, RUO sample processing revenue generated in our VERI/O laboratory increased by 111% to $1.3 million for the three months ended September 30, 2021, compared with $0.6 million for the three months ended September 30, 2020, and increased by 73% to $2.7 million for the nine months ended September 30, 2021, compared with $1.6 million for the same period in 2020. This increase in RUO sample processing services for the three and nine months ended September 30, 2021 was partially offset by the decrease in custom RUO assay design services in both periods. With the release of the HTG Transcriptome Panel, which is designed to measure approximately 20,000 mRNA targets using our HTG EdgeSeq technology, revenue from RUO assay development services is expected to be a smaller portion of our business moving forward, as it is replaced by consumables purchases and sample processing laboratory services using the HTG Transcriptome Panel.

Cost of product and product-related services revenue

Cost of product and product-related services revenue includes costs incurred to generate product and product-related services revenue. Product-related costs include the aggregate costs incurred in manufacturing, delivering, installing and servicing instruments and consumables. The components of our product-related costs of revenue include consumables and lab supplies, subcomponent and servicing costs, manufacturing costs incurred internally (which include direct labor costs), and equipment and infrastructure expenses associated with the manufacturing and distribution of our products. Due to the fixed nature of certain of these expenses, such as overhead, equipment and infrastructure, those associated with a regulated industry and our expectations for further growth in customer demand, we expect our cost of product and product-related services revenue as a percentage to decrease over time as we increase product and product-related services revenue, further absorbing these fixed costs.

Cost of product and product-related services revenue increased by 5% to $1.0 million for the three months ended September 30, 2021, compared with $0.9 million for the three months ended September 30, 2020. Cost of product and product-related services revenue decreased by 7% to $2.7 million for the nine months ended September 30, 2021, compared with $2.9 million for the nine months ended September 30, 2020. This decrease in cost of product and product-related services revenue for the nine months ended September 30, 2021 compared with the same periods in 2020 primarily reflects a reduction of compensation expense in our cost of product and product-related services from Employee Retention Credits (“ERC”) secured in the first three quarters of 2021 in accordance with the Federal Consolidated Appropriations Act.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of personnel costs for our sales and marketing, regulatory, legal, executive management and finance and accounting functions. The expenses also include third-party professional and consulting fees incurred by these functions, promotional expenses and facility and overhead costs for our administrative offices. Selling, general and administrative expenses decreased by 11% to $4.2 million for the three months ended September 30, 2021, compared with $4.8 million for the three months ended September 30, 2020. Selling, general and administrative expenses decreased by 12% to $12.0 million for the nine months ended September 30, 2021, compared with $13.7 million for the nine months ended September 30, 2020. This decrease in selling, general and administrative expense for the three and nine months ended September 30, 2021 compared with the same periods in 2020 reflects a decrease in stock-based and other compensation-related expense items, as well as ERC benefits secured in the first three quarters of 2021.

Research and development expenses

Research and development expenses represent amounts incurred to perform collaborative development services, costs to develop new proprietary panels and technologies, and costs to continue improving and expanding the utility of our HTG EdgeSeq technology. These expenses include payroll and related expenses, consulting expenses, laboratory supplies, facilities and equipment. Research and development costs are expensed as incurred. Research and development expenses increased by 22% to $1.5 million for the three months ended September 30, 2021, compared with $1.3 million for the three months ended September 30, 2020. This increase primarily reflects hiring, payroll-related costs and the initiation of feasibility studies associated with HTG Therapeutics in the third quarter of 2021. Research and development expenses decreased by 15% to $4.2 million for the nine months ended September 30, 2021, compared with $4.9 million for the nine months ended September 30, 2020. This decrease is primarily due to a reduction in research and development headcount since the first quarter 2020 as a result of the completion of our existing collaborative development services programs in 2020 and the transitioning of our transcriptome concept project from our California research facility to our Tucson development laboratory for completion of the development of the HTG Transcriptome Panel in the second half of 2020. In addition, research and development expense for the three and nine months ended September 30, 2021 compared with the same period in 2020 reflects ERC credits recognized as an offset to compensation expense in the first three quarters of 2021.

Cash Flows for the nine months ended September 30, 2021 and 2020

          The following table summarizes the primary sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,		Change
	2021	2020	$	%
Net cash provided by (used in):
Operating activities	$(13,118,546)	$(12,742,237)	(376,309)	3%
Investing activities	(9,461,939)	13,465,406	(22,927,345)	(170%)
Financing activities	10,425,167	7,262,021	3,163,146	44%
Effect of exchange rates on cash	(12,848)	9,283	(22,131)	(238%)
Increase (decrease) in cash, cash equivalents and restricted cash	$(12,168,166)	$7,994,473	(20,162,639)	(252%)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $13.1 million compared with net cash used in operating activities of $12.7 million for the nine months ended September 30, 2020. Net cash used in operating activities for the nine months ended September 30, 2021 reflected (i) a net loss of $12.0 million; (ii) net non-cash items consisting primarily of the gain on the forgiveness of our PPP loan of $1.7 million, stock-based compensation expense of $1.0 million, depreciation and amortization expense of $0.6 million, amortization of loan discount and issuance costs of $0.4 million, amortization of right-of-use assets of $0.4 million and loss on abandonment and disposal of assets of $0.2 million; and (iii) a net cash outflow from changes in balances of operating assets and liabilities of $2.0 million.

Net cash used in operating activities for the nine months ended September 30, 2020 was $12.7 million and reflected (i) a net loss of $16.6 million; (ii) net non-cash items of $3.6 million, consisting primarily of stock-based compensation of $1.2 million, depreciation and amortization of $1.0 million, loss on extinguishment of MidCap Credit Facility of $0.5 million, and amortization of right-of-use assets of $0.5 million; and (iii) a net cash inflow from changes in balances of operating assets and liabilities of $0.2 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $9.5 million compared with net cash provided by investing activities of $13.5 million for the nine months ended September 30, 2020. Net cash used in investing activities for the nine months ended September 30, 2021 was comprised primarily of purchases of $17.9 million of available-for-sale securities, partially offset by $9.0 million of our available-for-sale securities maturing during the period.

Net cash provided by investing activities for the nine months ended September 30, 2020 was $13.5 million and was comprised primarily of maturities of available-for-sale securities of $25.5 million, partially offset by purchases of available-for-sale securities of $11.6 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $10.4 million compared with net cash provided by financing activities for the nine months ended September 30, 2020 of $7.3 million. This activity for the nine months ended September 30, 2021 consisted primarily of $10.7 million in net proceeds from our ATM Offering and $0.6 million in proceeds from our stock purchase agreement (the “LP Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), partially offset by $0.4 million of payments made on our outstanding NuvoGen obligation, and $0.5 million of payments made on our 2020 and 2021 Insurance Notes.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $7.3 million. This activity for the nine months ended September 30, 2020 consisted primarily of $6.4 million in net proceeds from our ATM Offering, $1.7 million in proceeds from our PPP Loan, and $0.6 million in net proceeds from our Series A convertible preferred stock private placement, partially offset by $0.6 million of net payments to extinguish our QNAH Convertible Note and MidCap Credit Facility obligations with cash on hand and proceeds from our SVB Term Loan, $0.5 million of payments made on our outstanding NuvoGen obligation, and $0.3 million of payments made on our Insurance Note.

Liquidity and Capital Resources

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock, the incurrence of debt and cash received from product sales, services revenue and other income. As of September 30, 2021, we had $25.4 million in cash, cash equivalents and investments in short-term available-for-sale securities, and current liabilities of approximately $8.1 million. As of September 30, 2021, we also had approximately $11.5 million of long-term liabilities outstanding, relating to our SVB Term Loan (see below), our NuvoGen and 2021 Insurance Note obligations, and our financing and operating leases.

In November 2019, we entered into a Controlled Equity Offering Sales Agreement (the “Cantor Sales Agreement”) with Cantor as sales agent, pursuant to which we were able to offer and sell, from time to time, through Cantor, shares of our common stock by any method deemed to be an “at the market offering” as defined by rule 415(a)(4) under the Securities Act (the “ATM Offering”). We have sold an aggregate of 3,961,335 shares of our common stock in the ATM Offering between its inception and September 30, 2021 for net proceeds of $18.2 million pursuant to our shelf registration statement on Form S-3 (File No. 333-229045).

In February 2020, we issued 41,100 shares of our Series A convertible preferred stock (“Series A Preferred”) to accredited investors, in exchange for the investors surrendering to us for cancellation an aggregate of 274,000 shares of our common stock. In addition, we sold an aggregate of 10,170 additional shares of our Series A Preferred to the accredited investors for aggregate gross proceeds of approximately $0.6 million, and transaction costs of approximately $37,000. Each share of Series A Preferred is convertible into 6.67 shares of the Company’s common stock, subject to proportional adjustment and beneficial ownership limitations. In June 2020, the investors elected to convert 27,500 shares of Series A Preferred to common stock, resulting in the issuance of 183,333 shares of the Company’s common stock. The remaining 23,770 Series A Preferred shares remain outstanding as of September 30, 2021. In the event of the Company’s liquidation, dissolution or winding up, holders of Series A Preferred will participate pari passu with any distribution of proceeds to holders of the Company’s common stock. Holders of Series A Preferred are entitled to receive dividends on shares of Series A Preferred equal (on an as converted to common stock basis) to and in the same form as dividends actually paid on the Company’s common stock. Shares of Series A Preferred generally have no voting rights, except as required by law.

In March 2020, we entered into the LP Purchase Agreement, pursuant to which, upon the terms and subject to the conditions and limitations set forth therein, we have the right to sell to Lincoln Park up to $20.0 million of shares of our common stock (“Purchase Shares”) from time to time over the 36-month term of the LP Purchase Agreement. The purchase price of the Purchase Shares will be based on recent closing prices of our common stock at the time of sale. We issued Lincoln Park an aggregate of 41,026 shares of our common stock as consideration for their purchase commitment pursuant to the LP Purchase Agreement. During the nine months ended September 30, 2021, we sold 298,850 shares of our common stock to Lincoln Park under the LP Purchase Agreement for aggregate proceeds of $1.6 million.

In April 2020, we received the proceeds from the PPP Loan in the amount of $1.7 million from SVB, as lender, pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). In May 2021, we received notification from SVB that the PPP Loan and related accrued interest, totaling $1,735,792, was forgiven in full by the U.S. Small Business Administration, and the PPP Loan note was canceled.

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

Funding Requirements

We have had recurring operating losses and negative cash flows from operations since our inception and have an accumulated deficit of $203.1 million as of September 30, 2021. As of September 30, 2021, we had cash, cash equivalents and investments in short-term available-for-sale securities of approximately $25.4 million and current liabilities of approximately $8.1 million. As of September 30, 2021, we also had $11.5 million in long-term liabilities primarily attributable to the SVB Term Loan and our NuvoGen obligation. We cannot be certain that our existing resources will be sufficient to fund our planned operations and expenditures for at least the next 12 months from issuance of these condensed consolidated financial statements. Potentially changing circumstances, especially those related to COVID-19, may also result in the depletion of our capital resources more rapidly than we currently anticipate. These circumstances raise substantial doubt about our ability to continue as a going concern.

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

We believe that our critical accounting policies and estimates have a higher degree of inherent uncertainty and require our most significant judgments. In addition, had we used estimates different from any of these, our condensed consolidated financial statements could have been materially different from those presented. Members of our senior management have discussed the development and selection of our critical accounting policies and estimates, and our disclosures regarding them, with the Audit Committee of our Board of Directors. There were no changes in our critical accounting policies and estimates during the nine months ended September 30, 2021 from those set forth in “Critical Accounting Policies and Significant Judgments and Estimates” in our December 31, 2020 Annual Report on Form 10-K filed with the SEC on March 25, 2021.

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

As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have incurred losses since our inception and expect to incur losses in the future. We incurred net losses of $4.5 million and $12.0 million for the three and nine months ended September 30, 2021, respectively, compared with net losses of $5.4 million and $16.6 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $203.1 million. We expect that our losses will continue for the foreseeable future as we will be required to invest significant additional funds to support product development, including development of new proprietary HTG EdgeSeq panels and products, the commercialization of our HTG EdgeSeq platform and proprietary consumables and advancement of our HTG Therapeutics business unit. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products and services. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products and services, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

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

Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, two customers accounted for 27% and 13% of our revenue for the three months ended September 30, 2021, and two customers accounted for 52% and 11% of our accounts receivable balance as of September 30, 2021. If orders from our top customers are discontinued and we are unable to establish new projects or continue to expand our customer base, our revenue in future periods may materially decrease. In addition, we experienced a significant slowing of product and product-related services revenue generation beginning in March 2020 as a result of COVID-19. This period of reduced revenue continued through the remainder of 2020 and continuing into 2021 due to disruptions to our customers’ businesses as a result of the pandemic. The extent of this impact on our ongoing business is likely to vary from customer to customer depending upon how they are directly or indirectly impacted by local stay-at-home orders and other social distancing measures, priorities for the customers when the immediate impacts of the pandemic have passed, and the workforce and supplier impacts that each customer has experienced during the pandemic. Fluctuations in our operating results may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described under the caption “Risk Factors – Risks Related to Our Business and Strategy” of this report. In addition, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. Our products involve a significant capital commitment from our customers or may depend on customer studies that have variable or indefinite timelines and accordingly, involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of investors or securities analysts, our stock price may be adversely affected.

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

*Our future success is dependent upon our ability to expand our customer base and introduce new applications.

Our current customer base is primarily composed of biopharmaceutical companies, academic institutions and molecular labs that perform analyses using or directly or indirectly obtain services based on our HTG EdgeSeq platform and consumables for research use only, which means that the products or data from services may not be used for clinical diagnostic purposes. We have obtained CE markings in Europe for our HTG EdgeSeq consumables, including our HTG EdgeSeq DLBCL Cell of Origin Assay EU and our HTG EdgeSeq AlkPlus EU. These products may be used by customers for diagnostic purposes in Europe. With the EU transition to IVD Medical Device Regulation in May 2022, we would need to comply with these requirements in order to remain on the EU market other than research use only. Currently, we do not intend to and, where applicable, do not have appropriate licenses or permits to conduct diagnostic testing services. Our success will depend, in part, upon our ability to increase our market penetration among our customer bases and to expand our market by developing and marketing new companion diagnostic tests and RUO applications (whether product or service). We may not be able to successfully complete development of or commercialize any of our planned future tests and applications. To achieve these goals, we will need to conduct substantial research and development, conduct clinical validation studies, expend significant funds, expand and scale-up our research, development, service and manufacturing processes and facilities, enter into service and collaborative development services arrangements with biopharmaceutical company customers, expand and train our sales force; and seek and obtain regulatory clearance or approvals of our new tests and applications, as required by applicable regulations. Additionally, we must demonstrate to laboratory directors, physicians and third-party payors that our current and any future diagnostic products are effective in obtaining clinically relevant information that can inform treatment decisions, and that our HTG EdgeSeq platform and related panels can enable an equivalent or superior approach than other available technology. Furthermore, we expect that a combination of increasing the installed base of our HTG EdgeSeq instruments and entering into additional service and custom RUO assay design agreements with biopharmaceutical customers will drive increased demand for our relatively high margin panels. If we are not able to successfully increase our installed base and biopharmaceutical customer relationships, then sales of our products and services, and our margins for these revenue items may not meet expectations. Attracting new customers and introducing new products and services requires substantial time and expense. Any failure to expand our existing customer base, or launch new products, including diagnostic products or services, would adversely affect our ability to improve our operating results.

*The development of future products is dependent on new methods and/or technologies that we may not be successful in developing.

We commercially launched our HTG Transcriptome Panel in August 2021. Although we believe that the HTG Transcriptome Panel will be a foundational product for RUO profiling, future companion diagnostics and potential proprietary diagnostic products, and will allow us to further expand our product offerings outside of oncology and autoimmune and into additional markets such as transplant and diabetes, we have only recently initiated commercial sales of this panel and it may not have the commercial success that we anticipate or hope for, or that it will allow us to expand our product offerings. In July 2021, we formed a new drug discovery business unit, HTG Therapeutics, which is expected to use our HTG Transcriptome Panel and an epitranscriptome profiling technology to profile RNA modifications, and we expect that, by leveraging these profiling technologies earlier in the drug discovery process, HTG Therapeutics will generate lead compounds faster, and with potentially more favorable efficacy and toxicity profiles. However, there can be no assurance that HTG Therapeutics will be able to accomplish these goals or will otherwise be successful. In addition, we are building a full machine learning-based chemical library design platform, which is expected to better predict the binding properties of a drug candidate to its target. If we are unsuccessful at developing this full machine learning-based chemical library design platform, or it, HTG Therapeutics or our HTG Transcriptome Panel do not provide the benefits that we anticipate, our future revenue opportunities will be limited.

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

*If we do not achieve, sustain or successfully manage our anticipated growth, our business and growth prospects will be harmed.

Our current personnel, systems and facilities may not be adequate to support our business plan and future growth. Our need to effectively manage our operations, growth and various projects requires that we, among other things:

•	continue to improve our operational, financial, management and regulatory compliance controls and reporting systems and procedures;
•	attract and retain sufficient numbers of talented employees;
•	manage our commercialization activities effectively and in a cost-effective manner;
•	manage our relationship with third parties related to the development and commercialization of our products; and
•	manage our development efforts effectively while carrying out our contractual obligations to contractors and other third parties.

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

*If regulatory limitations are placed on our products our business and growth will be harmed.

In many jurisdictions, including the United States, we are currently limited to marketing our HTG EdgeSeq platform and proprietary profiling panels for research use only, which means that we cannot make any diagnostic or clinical claims for those products in those jurisdictions.

We obtained the right to CE mark the HTG EdgeSeq DLBCL Cell of Origin Assay EU and the HTG EdgeSeq ALKPlus Assay EU for sale as IVDs in Europe, in July 2016 and March 2017, respectively. With the EU transition to IVD Medical Device Regulation in May 2022, we would need to comply with these requirements in order to remain on the EU market other than research use only. While our current ex-U.S. strategy is to focus our efforts on the RUO market, in the event we want to expand our ex-U.S. business opportunities outside of research use only there would likely be additional clinical validations and certifications that we would need to obtain and there can be no assurance that we would be able obtain to obtain any such validations or certifications on a timely basis, or at all. In addition, if clinical diagnostic laboratories or other customers outside the United States do not accept our tests, our ability to grow our business outside of the United States could be compromised.

*Our HTG Therapeutics business strategy may require significant investments in working capital and may not generate any revenue.

In July 2021, we formed a new drug discovery business unit, HTG Therapeutics. This business unit is expected to use our HTG Transcriptome Panel and an epitranscriptome profiling technology evolved from our original HTG EdgeSeq technology, HTG

EpiEdgeSeq, to profile RNA modifications. By leveraging these profiling technologies earlier in the drug discovery process, our objective is for HTG Therapeutics to generate lead compounds faster, and with potentially more favorable efficacy and toxicity profiles, with the ultimate goal of generating interest from pharmaceutical companies that results in research or licensing collaborations for, or acquisitions of, these compounds. However, we have no prior experience with drug discovery and development and may not be successful in this endeavor. Moreover, drug discovery and development is expensive and will require investments in working capital by us that may be significant. Even if we are successful in partnering one or more early-stage drug discovery programs with a pharmaceutical company, we will need to expend potentially significant capital resources on these programs prior to any such partnering, and potentially after, and there can be no assurance that we will generate meaningful revenues from these programs. We will need to raise additional funds in order to finance the implementation of our HTG Therapeutics business strategy, which could dilute our current investors or could impact our ability to continue our operations in the future.

*We expect to generate a portion of our revenue internationally and are subject to various risks relating to our international activities, which could adversely affect our operating results.

For the three and nine months ended September 30, 2021, approximately 24% and 30% of our revenue was generated from sales originated by customers located outside of the United States, respectively, compared with 19% and 31% for three and nine months ended September 30, 2020, respectively. We expect that a percentage of our future revenue will continue to come from international sources, and we expect to expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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

*Clinical studies of any product candidate that we intend to market as an IVD kit may not be successful. If we are unable to successfully complete non-clinical and clinical studies of our product candidates or experience significant delays in doing so, we will not be able to expand our IVD kit offerings.

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

*Developing companion diagnostic products may require large investments in working capital and may not generate any revenue.

A component of our strategy is the development of companion diagnostic products designed to determine the appropriate patient population for administration of a particular therapeutic to more successfully treat a variety of illnesses. We may now choose to develop companion diagnostic products independently or with a collaboration partner. Successfully developing a companion diagnostic product depends both on regulatory approval for administration of the therapeutic, as well as regulatory approval of the associated diagnostic product. Even if we are successful in developing products that would be useful as companion diagnostic products, and potentially receive regulatory approval for such products, the biopharmaceutical companies that develop the corresponding therapeutics may ultimately be unsuccessful in obtaining regulatory approval for any such therapeutic, or, even if successful, select a competing technology to use in their regulatory submission instead of ours. The development, especially the independent development, of companion diagnostic products requires a significant investment of working capital, which may not result in any future income. This could require us to raise additional funds which could dilute our current investors or could impact our ability to continue our operations in the future.

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

Pursuant to the terms of the NuvoGen obligation, we have paid NuvoGen $10.5 million, and are required to annually pay NuvoGen the greater of $400,000 or 6% of our yearly revenue until the total aggregate cash compensation paid to NuvoGen under the agreement equals $15.0 million. Payments to NuvoGen will result in a reduction in our working capital as we continue to make payments on this obligation.

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

We do not believe that we are required to collect sales, use, services or other similar taxes from our customers in certain jurisdictions. However, one or more countries or states may seek to impose sales, use, services, or other tax collection obligations on us, including for past sales. A successful assertion by one or more jurisdictions that we should collect sales or other taxes on the sale of our products and services could result in substantial tax liabilities for past sales and decrease our ability to compete for future sales. Each country and each state has different rules and regulations governing sales and use taxes and these rules and regulations are subject to varying interpretations that may change over time. We review these rules and regulations periodically and, when we believe sales and use taxes apply in a particular jurisdiction, voluntarily engage tax authorities in order to determine how to comply with their rules and regulations. However, we cannot guarantee that we will not be subject to sales and use taxes or related penalties for past sales in jurisdictions where we presently believe sales and use taxes are not due.

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

Other significant measures contained in the ACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The ACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. However, the future of the ACA is uncertain. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, then-President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA. For example, the Tax Act includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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

*We may be involved in lawsuits to protect or enforce our patent or other proprietary rights, to determine the scope, coverage and validity of others’ patent or other proprietary rights, or to defend against third-party claims of intellectual property infringement, any of which could be time-intensive and costly and may adversely impact our business or stock price.

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

Pursuant to our 2020 Equity Incentive Plan (“2020 Plan”) our Board of Directors is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. In addition, our amended and restated 2014 Employee Stock Purchase Plan (“ESPP”) authorizes us to offer, sell and issue shares to our employees. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline.

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

10.1

Third Amendment, dated September 27, 2021, to Standard Commercial-Industrial Multi Tenant Triple Net Lease, dated July 11, 2008, between the Company and Pegasus Properties L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 29, 2021).

Exhibit Number	Description

10.2

Fourth Amendment, dated September 27, 2021, to Standard Commercial-Industrial Multi Tenant Triple Net Lease, dated May 11, 2011, between the Company and Pegasus Properties L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 29, 2021).

10.3

HTG Molecular Diagnostics, Inc. 2021 Inducement Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-258977), filed with the SEC on August 20, 2021).

10.4

Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the HTG Molecular Diagnostics, Inc. 2021 Inducement Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-258977), filed with the SEC on August 20, 2021).

10.5

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the HTG Molecular Diagnostics, Inc. 2021 Inducement Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-258977), filed with the SEC on August 20, 2021).

10.6

HTG Molecular Diagnostics, Inc. Amended and Restated 2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37369), filed with the Commission on August 19, 2021).

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

HTG Molecular Diagnostics, Inc.

Date: November 10, 2021	By:	/s/ John L. Lubniewski
John L. Lubniewski
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Laura L. Godlewski
Laura L. Godlewski
Vice President of Finance and Principal Accounting Officer (Principal Accounting Officer)