Form 10-K
period 2021-12-31
HTG MOLECULAR DIAGNOSTICS, INC
filed 2022-03-29
CIK 1169987

BDO

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Capital Market on June 30, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter), was $42,885,725.

The number of shares of Registrant’s Common Stock outstanding as of March 15, 2022 was 7,590,733.

i

ii

PART I

Unless the context requires otherwise, references to “HTG,” “HTG Molecular Diagnostics,” “we,” “us” and “our” refer to HTG Molecular Diagnostics, Inc.

Forward-Looking Statements

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain forward-looking statements. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “continue,” “seek,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes, to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•	our ability to successfully commercialize our products and services, including our HTG EdgeSeq assays and corresponding automation systems;
•	our ability to generate sufficient revenue or raise additional capital to meet our working capital needs;
•	our ability to generate revenue from our products and services and drive revenue streams;
•	the impact of the COVID-19 pandemic on our business;
•	our ability to develop new technologies to expand our product offerings;
•	the activities anticipated to be performed by us and third parties under design and development projects and programs, and the expected benefits and outcomes of such projects and programs;
•	the implementation of our business model and strategic plans for our business;
•	the regulatory landscape for our products, domestically and internationally;
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

•	Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share prices.
•	If we are unable to successfully commercialize our products, our business may be adversely affected.
•	COVID-19 has adversely affected our business and is expected to have an impact on our business for the foreseeable future.
•	Our financial results may vary significantly from quarter to quarter or may fall below the expectations of investors or securities analysts, each of which may adversely affect our stock price.
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

•

As part of our current business model, we intend to seek and enter into strategic development collaborations and licensing arrangements with third parties to develop diagnostic tests, as well as therapeutic development partnerships and collaborations.

•	We are dependent on third-party suppliers for certain subcomponents of our products, including a single supplier for one subcomponent of our HTG EdgeSeq instruments.
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
•

Approval and/or clearance by the FDA and foreign regulatory authorities for any future diagnostic tests will take significant time and require significant research, development and clinical study expenditures and ultimately may not succeed.

•	If we are unable to protect our intellectual property effectively, our business will be harmed.
•	We may need to depend on certain technologies that are licensed to us. We do not control these technologies and any loss of our rights to them could prevent us from selling some of our products.

Item 1. Business.

Overview

We are a life sciences company advancing precision medicine through our innovative transcriptome-wide profiling technology. Building on more than a decade of pioneering innovation and partnerships with biopharma leaders and major academic institutes, our proprietary next-generation HTG EdgeSeq technology is designed to make the development of life science tools and diagnostics more effective and efficient and to unlock a differentiated and disruptive approach to drug discovery.

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

Our existing products include instruments, consumables, including assay kits, and software that, as an integrated platform, automate sample processing and can quickly, robustly and simultaneously profile tens, hundreds or thousands of molecular targets from samples a fraction of the size required by many prevailing technologies. We believe that our target customers and collaborators desire high quality molecular profiling data in a multiplexed panel format from increasingly smaller and less invasive samples, providing our customers and collaborators with the option to analyze such data locally to minimize turnaround time and cost.

Biopharmaceutical companies are continually working to improve their drug development processes and the efficacy and safety of their drugs. We believe that our technology can support these initiatives by providing a seamless solution from biomarker discovery to a CDx test that can be used to assist clinicians in confidently prescribing these drugs to their patients. Our products and service solutions allow us to partner with our biopharmaceutical company customers to identify molecular biomarkers that can help determine which patients are most likely to benefit from a particular drug, validate these biomarkers in clinical trials and partner to commercialize the validated CDx assay. Customers can access our technology by purchasing our platform and assays for their internal use or by engaging us to perform certain services, including molecular profiling of respective cohorts in our VERI/O laboratory and development of custom RUO panels to support early-stage clinical programs, investigational-use-only assays for clinical trials or CDx assays for approved drugs. Our product and service solutions have provided us with a number of early-stage biomarker discovery programs and new opportunities to collaborate with biopharmaceutical companies in their drug development programs.

In addition, we believe that our newly formed drug discovery business unit will allow us to leverage our proprietary HTG Transcriptome Panel (“HTP”) and epitranscriptome profiling technologies and apply them early in the drug discovery process in conjunction with our machine learning-based chemical library design platform, to ultimately yield de-risked drug candidate molecules with greater potential for clinical success.

2021 Highlights and Recent Developments

Our development efforts over the past 18 months have been primarily focused on completing feasibility and development of our HTG Transcriptome Panel, including supporting our Early Adopter Program (“EAP”), where approximately 30 scientific collaborators throughout the U.S. and EU have partnered with us to explore potential applications of HTP in their research and clinical programs. We expect our EAP collaborators to assist us with customer testimonials, white papers, technical notes and peer-reviewed publications highlighting their use of HTP and overall experience relative to alternative technologies. The release of HTP, coupled with our existing whole transcriptome miRNA panel, is expected to allow us to not only continue to expand our position within oncology, but to diversify the use of our panels in other critical markets such as immunology, infectious disease, diabetes, cardiology and neurology. We also expect to focus our future development efforts on the expansion of the sample types available for use with both of these assays, with an initial focus on liquid biopsies.

In the future, we expect to grow our active installed base and drive larger consumable annuities as customer demand for our menu of proprietary panels, including HTP, increases as we add to the utility of existing panels by expanding applications on our HTG EdgeSeq Reveal software and as European customers implement our existing or custom assays for use in clinical diagnostic testing as laboratory developed tests (“LDT”) under Clinical Laboratory Improvement Amendments (“CLIA”) regulations. We remain focused on high quality instrument placements and consumable pull through as the primary indicators of future commercial adoption and success in our business.

We also announced the formation of our new drug discovery business unit, HTG Therapeutics, in June 2021 with the addition of several highly experienced drug development professionals to our leadership team. HTG Therapeutics intends to utilize our HTP and epitranscriptome profiling technologies, integrated with a machine learning-based chemical library design platform to better-inform the design and selection of drug candidate molecules. Working with our Tucson-based research and development teams, HTG Therapeutics has engaged several external collaborators who are expected to contribute meaningful sample cohorts across multiple disease and therapy areas to identify early candidate molecules with therapeutic promise. These efforts are aimed at the generation of high-quality primary data that we believe could lead to new pharma partnerships in drug discovery and early development by the second half of 2022 and beyond.

COVID-19 and international efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in regions where we sell our products and services and conduct our business over the past year. We experienced a significant slowing in our product and product-related services revenue beginning in March 2020 and throughout the year ended December 31, 2021 due to continued disruptions to our customers’ businesses from the pandemic and, in many instances, their prioritization of projects in areas related to COVID-19. In addition, we have experienced extended shipment times and increases in cost of product as ongoing supply chain disruptions have impacted the ability of certain suppliers to produce the materials necessary to build our products and perform our testing services. Despite the impacts of COVID-19 on our revenue and operations, we met all of our key development milestones throughout 2020 and 2021 and have not experienced any substantive manufacturing delays from raw material shortages. While most of our customers have now reopened their facilities, at least on a limited basis, it remains unknown whether COVID-19 will continue to materially impact our financial condition, liquidity and results of operations in future periods due to further shutdowns, social distancing measures or illness.

Our Strategy

Our objective is to establish our solutions as the standard in molecular profiling, CDx development and molecular diagnostics, and to make their benefits accessible to all molecular labs from research to the clinic and from discovery to diagnostics. We believe our HTG EdgeSeq can be leverage into a number of revenue verticals. In our profiling business, we have historically focused on growing our research use only (“RUO”) profiling, molecular diagnostics and companion diagnostic collaboration opportunities. In addition, we believe there is an opportunity to expand our HTG EdgeSeq technology platform into other areas, including drug discovery.

The key components of our strategy are:

•

Expand our position in translational medicine with our RUO molecular profiling products. We believe the market for gene expression analysis for translational medicine is large and growing quickly. We have built targeted panels in oncology, immuno-oncology, immune response and microRNA that enable scientists to look at gene expression patterns to identify molecular subtypes, study key pathways and to discover and validate biomarker hypotheses to help drive precision medicine. In 2020, we expanded the utility of these panels by adding new applications to interrogate the tumor micro-environment such as tumor inflammation and immunophenotyping signatures in our HTG EdgeSeq Reveal software. In 2021, we further expanded our product offerings and capabilities with the release of our HTP Transcriptome Panel, allowing customers to measure approximately 20,000 mRNA targets from the human transcriptome. This product enables gene expression analysis of the transcriptome from significantly less sample input and from lower quality samples, as a result of its reliance on our HTG EdgeSeq proprietary technology. We further expect this product to accelerate the expansion of our target customer base outside of oncology and autoimmune and into markets such as diabetes, cardiology and neurology.

•

Partner with other diagnostic developers to develop, or develop independently, molecular diagnostic panels with high medical utility. Our HTG EdgeSeq platform technology was developed with features that we believe solve many of the challenges facing NGS-based assays and workflows. We plan to leverage our core HTG EdgeSeq technology to partner with other test developers and CLIA certified labs to develop molecular diagnostic tests or to enable LDT development. We further expect HTP to be an additional platform on which we will partner with these customers and build proprietary HTG diagnostic panels.

•

Re-establish companion diagnostics collaborations with biopharmaceutical companies. We believe collaborations with biopharmaceutical companies with late-stage drug development programs have the potential to lead to us generating companion diagnostic consumables revenue. As of December 31, 2021, our technology and products were used in 62 active development programs across leading biopharmaceutical companies which are incorporating biomarkers and potentially companion diagnostics in their drug development programs. We are able to develop novel RNA-based gene classifiers to help biopharmaceutical companies and leading translational medicine researchers better understand and predict durable response to drug candidates. We may also develop novel RNA profiling tests that can provide important biomarker information in immuno-oncology, autoimmune and other disease areas such as diabetes, cardiology and neurology. In 2020, we signed a 10-year non-exclusive agreement with QIAGEN Manchester Limited (“QML”) to leverage its global commercial expertise and global distribution reach specifically for CDx assays as new companion diagnostics collaboration opportunities are identified in the future.

•

Leverage our existing capabilities to expand the utility of our HTG EdgeSeq proprietary technology through HTG Therapeutics. HTG Therapeutics is focused on improving the existing drug discovery process by using our proprietary HTG EdgeSeq technologies. We believe that the benefits of our proprietary technology, including the ability to cost-effectively generate high volumes of relevant data in a short period of time, make HTG Therapeutics well-suited to improve upon and potentially disrupt existing early-stage drug discovery methods. HTG Therapeutics intends to use our HTP and epitranscriptome profiling technologies, integrated with a machine learning-based chemical library design platform, to better-inform the design and selection of drug candidate molecules that will be intrinsically de-risked and therefore, have increased opportunities for development success.

Through the development of our therapeutics business strategy and building of a leadership team to support the strategy in the second half of 2021, we believe we can now complete initial proof of approach in the first half of 2022 and continue on to focus on delivering therapeutic candidate molecules for novel and well validated targets in the second half of 2022 and beyond. Specifically, we are producing an initial whitepaper that will capture the foundational aspects of our novel approach to drug discovery in the first quarter of 2022 and expect to follow that with an additional proof-of-approach whitepaper in the second quarter of 2022. Through the second half of 2022, we expect to design multiple chemical libraries for our first therapeutic target of focus and to complete cell-based model screens for transcriptomic profiling. The data generated from this process is expected to inform chemistry for further optimization, with the goal of yielding well annotated and significantly de-risked drug candidates suitable for further development. We believe this model will be used to identify subsequent drug candidates that will either be licensed to drug development partners at this stage or potentially retained internally for progression into early development, in an effort to further increase the value of the assets prior to licensing or partnering.

•

Establish collaborations with biopharmaceutical companies potentially informed by HTG Therapeutics efforts in the future. We believe collaborations with biopharmaceutical companies with late-stage drug development programs have the potential to create additional companion diagnostic consumables revenue. In addition, our plans to improve upon the existing drug discovery processes through HTG Therapeutics are expected to inform or drive future collaborative development programs with drug candidate molecules that are intrinsically de-risked and have a greater potential for success in development.

•

Continue to establish our systems workflow as the best solution for RNA clinical sequencing. We intend to continue to establish our technology as the optimal complementary workflow with next-generation sequencers. We believe our differentiated HTG EdgeSeq chemistry will accelerate adoption of RNA biomarkers by leveraging the large and growing installed base of next-generation sequencers. We are engaged with industry and corporate partners, including Illumina, Inc. and Thermo Fisher Scientific, Inc. to position our HTG EdgeSeq products as the benchmark for workflow in targeted sequencing applications.

•

Expand the addressable market of our profiling business through new applications and expansion into new disease states and sample types. Over the past two years, we released several new applications focused on oncology to interrogate the tumor micro-environment, such as tumor inflammation and immunophenotyping signatures available in our HTG EdgeSeq Reveal software. We expect continued development of these new applications will allow us to reach new customers focused on additional disease areas and markets.

Our Market Opportunities

Cancer Molecular Profiling and Genomics in Life Science Research

Molecular profiling is the analysis of biomarkers, including DNA, RNA and protein, in biological samples, such as tissue, cells, blood and other biofluids, to identify gene expression patterns or genomic changes. The HTG EdgeSeq technology coupled with NGS is making it possible to perform these characterizations in unprecedented ways, resulting in a shift from the traditional approach of looking at one target at a time to the simultaneous analysis of potentially tens, hundreds or thousands of gene targets.

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

The market for RNA-Seq is estimated to be approximately $1.0 billion and growing annually at 10-20%. The gene expression component of that market is estimated to be approximately $820.0 million and growing at the same rate. With these metrics in mind, we expect our target market, NGS-based gene expression profiling, to be between $1.3 billion and $2.0 billion by 2024.

Therapy Driven Diagnostics - Companion Diagnostics

The World Health Organization estimates that cancer will lead to the deaths of 17.0 million people per year by 2030. As a result, biopharmaceutical companies are aggressively deploying biomarker driven strategies to improve the response rates to existing and new drugs in development as well as combination therapies. These companies are looking for technology solutions that can more effectively identify the biological root causes of disease and aid the discovery of biomarkers to better develop and target drugs to the correct patients. The companion diagnostic market is currently estimated at $2.6 billion and growing approximately 20% annually. We believe that the acceleration of investment into immunotherapy drugs will also be a catalyst for future companion diagnostics for combination therapies where RNA gene expression classification is expected to be important.

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

Drug Discovery for the Biopharmaceutical Sector

          The biopharmaceutical sector has increasingly relied on the “open science” model whereby companies pursue a diverse set of strategies leveraging internal research and development efforts as well as turning to external research and development, scientific collaborations and in-licensing opportunities to advance new drug discoveries, meet currently unmet needs and help more patients. Fully integrated pharmaceutical companies have evolved to use open science as a ground to supplement their internal pipeline efforts with new drug candidates and/or new emerging technologies. It is not uncommon among the fully integrated companies to have strategic goals where half of the pipeline is from internal efforts whereas the remaining half is populated through assets that are either in-licensed, partnered or acquired through strategic acquisitions. Some fully integrated pharmaceutical companies rely solely on external science and innovation.

          We believe that our approach of utilizing our established RNA profiling capabilities, integrated into a drug discovery platform with advanced medicinal chemistry technologies, will result in more well-informed molecule design and selection and potentially provide multiple revenue opportunities. These revenue opportunities may include collaboration or licensing arrangements for any small molecule drug candidates we generate, either at early- or mid-stage development, out-licensing our technology to pharmaceutical companies to enable them to implement our advanced drug discovery approach into their own internal discovery efforts, and potentially new companion diagnostic opportunities to support the related clinical development programs for those molecules.

Our Profiling Solution

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

HTG EdgeSeq Chemistry

Our HTG EdgeSeq chemistry is shown schematically in the figure below. Specifically, DNA nuclease protection probes, or DNA protection probes, which include a target-specific region flanked by universal wing sequences are hybridized to targeted RNAs. Target RNA can be both soluble and cross-linked in the biological matrix. Universal DNA wingmen are hybridized to the wings to prevent S1 nuclease digestion. S1 nuclease is added to remove single-stranded nucleic acids, including unhybridized DNA protection probes and RNA. Following S1 nuclease treatment, the only remaining DNA protection probes in the reaction are those hybridized to targeted RNA and wingmen to form a hybridized heteroduplex. This produces an approximately 1:1 ratio of DNA protection probes to the RNA targeted in the sample. DNA protection probes are labeled with sequencing adaptors and molecular barcodes in a PCR reaction. The labeled DNA protection probes are cleaned up, quantified, pooled, and ready for sequencing using standard NGS protocols. Data from the NGS instrument is processed and reported by the parser software provided with the HTG EdgeSeq platform.

Key Advantages of our HTG EdgeSeq Chemistry

•

Multiplexing tens, hundreds or thousands of gene targets. Measuring multiple genes in a single reaction can be challenging with competitive technologies due to the complex interactions of reaction components. With our HTG EdgeSeq chemistry, we can profile almost 22,000 genes using a single panel. The high level of gene multiplexing allows for significantly lower amounts of tissue to be used per sample than in competitive low-plex profiling technologies.

•

No RNA extraction. Competitive technologies for assessing RNA generally require RNA that is isolated and purified from the sample. These time-consuming steps may lead to some RNA loss and bias the test outcome. In formalin fixed paraffin embedded (“FFPE”) tissues, for example, it has been reported that a fraction of the RNA is lost in the purification process because it cannot be separated from insoluble tissue components and the fixation and embedding process or long storage times for FFPE tissue may damage the RNA and break it into smaller, more difficult to analyze fragments. This makes molecular profiling of small FFPE tissues particularly challenging and can result in testing failures and loss of precious samples due to insufficient RNA yield. These biases introduced by RNA extraction cannot be overcome and may be propagated throughout the subsequent analysis. Our proprietary chemistry does not require RNA extraction for FFPE samples or most other sample types (we recommend extracting RNA from fresh-frozen tissue samples to prevent processing variability) and improves utilization of precious samples, thereby improving workflow and reducing costs by eliminating a step known to bias the data.

•

No cDNA synthesis. Many competitive technologies, most prominently RT-quantitative PCR (“RT-qPCR”) and traditional RNA sequencing, require conversion of RNA into complementary DNA (cDNA) for analysis. When damaged and fragmented RNA is used, these small RNA strands become increasingly difficult to convert into cDNA in an accurate and reproducible manner. Our proprietary chemistry does not require conversion of the RNA to cDNA by reverse transcription, removing a technical difficulty experienced with competitive technologies.

•

Short protection probes. Many samples contain RNA degraded by various combinations of storage conditions, age, poor processing, and fixation. In these samples, the RNA is damaged and fragmented into smaller strands. Utilizing short protection probes of 50 bases or less, we believe our proprietary chemistry is more efficient than competitive technologies that require longer strands of RNA for quantitation.

•

Simplicity. Our proprietary chemistry is simple, with fewer steps than competing technologies. Compared to RT-qPCR, our chemistry does not require extraction or cDNA synthesis. Compared to traditional RNA sequencing, our chemistry does not require extraction, cDNA synthesis, shearing, rRNA depletion, ligation, adenylation, or size selection. We believe that the accumulation of these steps required by other technologies results in the introduction of biases, sample degradation and increased opportunities for operator error.

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

The HTG EdgeSeq platform consists of a processor (shown above), a host computer and integrated software. The processor is a fully automated instrument that prepares biological samples for quantitation using proprietary, electronically barcoded, single-use consumables. The instrument has barcode scanner units to process the two-dimensional barcodes printed on the consumables loaded into the instrument. The barcoded consumables are single-use in order to reduce operator errors, eliminate cross-contamination and provide chain of custody traceability for the samples. The robotic liquid handling within the instrument is engineered for reliable performance and low maintenance. The walking path of the robot is programmed to minimize any chance of contamination of the reagents or samples. One host computer supports up to six processors allowing laboratories to easily expand their capacity by adding processors.

Applications of our HTG EdgeSeq technology combine the HTG EdgeSeq platform with a NGS platform to enable the quantitative analysis of hundreds or thousands of RNA targets in a single panel. The sample library is prepared on the processor, then labeled with molecular sequencing adaptors and tags. The labeled samples are cleaned up, quantified, pooled, and sequenced on a NGS platform using standard protocols. Data from the NGS instrument are processed and reported by the parser software included with the system. HTG EdgeSeq panels are currently available to process from one to 96 samples in a single batch.

In addition to direct sales of our systems, we utilize several alternative arrangements to provide customer access to our platform. Our platform can be purchased directly by our customers, who also then purchase HTG EdgeSeq assays and other consumables from us on an as-needed basis. In some instances, we provide our instruments free of charge on a limited basis to facilitate customer evaluation prior to acquisition. We also may choose to install instruments for our customers at no cost, in exchange for an agreement to purchase assays and other consumables from us at a stated price and volume over the term of the agreement or allow customers to rent our instrument for a monthly fee. As of December 31, 2021, we had an installed base of 81 instruments (consisting of 59 systems sold, five covered under reagent rental or standard rental agreements, 10 evaluation units and seven systems with key opinion leaders).

Our Competitive Advantages

We believe that our HTG EdgeSeq technology provides us with a number of competitive advantages that set us apart from others in our industry and that will continue to drive new customers toward our solutions. Our products and services are designed to work with many different biological sample types, can generate robust results from very small samples, and obviate the need for many of the sample-preparation steps associated with traditional molecular techniques. Our platform and assays enable the simultaneous detection and quantitation of tens, hundreds or thousands of molecular targets and are capable, now or in the future, of profiling multiple parameters such as RNA expression levels, RNA-expressed gene fusions and RNA modifications in a single testing workflow that can use NGS detection for quantitative measurement.

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

•

Compatibility with multiple sample types. Our proprietary technology allows customers to profile and unlock molecular information from a wide variety of biological samples such as FFPE tissue, cultured cells, and blood-based sample types such as PAXgene, serum and plasma. We have successfully demonstrated the ability to profile these and other sample types and believe we ultimately can profile most clinically relevant sample types, including cell-free circulating nucleic acids from tumors, a rapidly developing area of investigation which is referred to as a liquid biopsy. We believe that the capabilities of our technology will allow us to efficiently expand applications, regardless of sample type.

•

Flexible and adaptable chemistry allows for use in multiple applications. We believe our proprietary chemistry provides the ability to measure a variety of molecular targets in many necessary applications, including RNA expression levels and expressed RNA gene rearrangements (such as gene fusions and insertions), and offers the ability to quantify these applications on a variety of NGS platforms. This flexibility provides customers the ability to optimize their use of our technologies based on their specific throughput, workflow and application needs. Our proprietary chemistry is comparatively simple, with fewer steps than competing technologies. For example, compared to RT-qPCR, our chemistry does not require cDNA synthesis. Compared to traditional RNA sequencing, our chemistry does not require extraction, cDNA synthesis, shearing, rRNA depletion, among other library preparation steps. We believe that the elimination of these steps helps prevent biases associated with these steps, sample degradation and opportunities for operator error.

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

•

Automation provides superior workflow and ease of use. Our technology is designed with fewer workflow steps in part due to the elimination of the need for complex sample-preparation processes such as extraction, cDNA synthesis, selection, depletion and shearing. This enables customers to limit hands-on time and the need for specialized skills, resulting in turnaround times of approximately 36 hours. Additionally, our HTG EdgeSeq platform further integrates sample preparation for targeted sequencing and greatly simplifies the data bioinformatics, so customers looking to leverage their NGS instrument can seamlessly add this capability to their current workflows.

•

Simplified bioinformatics. Our HTG EdgeSeq Reveal software provides data in a simple and easy to use format through a simple graphical user interface that is flexible for researchers and can be used to deliver patient reports. The HTG EdgeSeq parser software, which processes the data generated from the NGS platform, is modular so that new panels can be added without any changes to the underlying software or hardware. We believe the simplicity of our bioinformatics solution will help drive the adoption of our platform.

Revenue and Commercialization of our Products

We currently market proprietary molecular profiling panels targeting early and late-stage drug development programs with potential breakthrough therapies. We market these panels to biopharmaceutical companies, with which we may collaborate in biomarker development programs. We believe these programs could facilitate our commercialization of companion diagnostic tests. In addition, our panels are used in pre-clinical and clinical research areas, which, we also believe, will facilitate our commercialization of diagnostic tests, including tumor classifiers and prognostic tests.

Our product and product-related services revenue is generated through the sale of our profiling instruments and consumables, sample processing services and custom assay design services to biopharmaceutical companies, academic research centers and molecular testing laboratories.

Customers can purchase our HTG EdgeSeq instrument and related consumables, which consist primarily of our proprietary molecular profiling panels and other assay components. Our currently marketed panels are:

•

HTG Transcriptome Panel. HTP is expertly designed to provide extensive coverage of most human mRNA transcripts. The panel can simultaneously interrogate 19,398 gene targets using FFPE, PAXgene and extracted RNA samples, generating data for up to 96 samples in less than three days. HTP uses our proprietary workflow and leverages the sensitivity and dynamic range of NGS, allowing researchers to generate reliable results using limited sample amount.

•

HTG EdgeSeq miRNA Whole-Transcriptome Assay. Human microRNAs (“miRNA”) are short non-coding strands of RNA that are used by the cell for gene expression regulation. The HTG EdgeSeq miRNA Whole-Transcriptome Assay enables the simultaneous profiling of 2,083 miRNAs, allowing new, potentially clinically relevant miRNA profiles to be discovered. Our ability to efficiently profile small FFPE samples or as little as 15 µL of plasma or serum is a significant differentiator in the rapidly growing miRNA market.

•

HTG EdgeSeq Oncology Biomarker Panel. This RNA expression panel measures the expression of up to 2,549 genes associated with tumor biology for profiling tumor tissues, analyzing cancer pathways, identifying therapeutic targets and drug response markers, and identifying new biomarkers across both solid tumors and hematolymphoid neoplasms. We worked with key opinion leaders to identify the genes in this panel, which we believe is a comprehensive list of genes targeting known signaling pathways and receptor gene families implicated in cancer. Representative genes in this panel include EGFR, HER2, HER3, HER4, PD-1 and FGFR. When paired with our HTG EdgeSeq miRNA Whole-Transcriptome Assay (above), we provide customers with a comprehensive solution for profiling their large sample archives for novel expression signatures.

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

•

HTG EdgeSeq Pan B-Cell Lymphoma Panel. The HTG EdgeSeq Pen B-Cell Lymphoma Panel measures gene expression of mRNA targets commonly associated with indolent and aggressive lymphomas to help identify lymphoma subgroups to elucidate the transcription response of disease state and drug therapy. With 298 gene targets, the HTG EdgeSeq Pan B-Cell Lymphoma Panel addresses the heterogeneity of B-cell lymphomas, including published signatures and drug targets.

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

•

HTG Mouse mRNA Tumor Response Panel. The HTG EdgeSeq Mouse mRNA Tumor Response Panel detects 1,659 mouse mRNA targets to measure genes implicated in preclinical mouse models of human disease. Built around core signaling pathways and immune response mechanisms in oncology and other disease states, the HTG EdgeSeq mRNA Tumor Response Panel enables multiplex profiling from a variety of sample types, including FFPE, cell lines and extracted RNA samples. Applications include modeling oncogenesis, studying the immune response to mouse and patent-derived xenografts, and investigational therapeutic response studies.

•

HTG EdgeSeq DLBCL Cell of Origin Assay EU and HTG EdgeSeq ALKPlus EU. HTG EdgeSeq DLBCL Cell of Origin Assay EU and HTG EdgeSeq ALKPlus EU are IVD assays. These products have obtained CE-marking in Europe where they are available for diagnostic use by customers in Europe and are not available for sale in North America. With the EU’s transition to IVD Medical Device Regulation scheduled for May 2022, we would need to comply with these requirements in order for these products to remain on the EU market other than for research use only. At this time, we do not intend to attempt compliance with these requirements and, where applicable, do not have appropriate licenses or permits to conduct diagnostic testing services.

Customers can also access our technology through contracted services. Pre-clinical services, including custom assay design and sample processing services provided by our VERI/O laboratory, allow our customers to identify and validate biomarker signatures across their drug portfolios or patient cohorts more efficiently. Our VERI/O laboratory is a high-volume molecular laboratory focused solely on providing high-quality data from our proprietary molecular profiling technology. These services provide our customers expedited access to our technology at a competitive price. For our biopharmaceutical company customers, we offer an end-to-end solution leveraging a single technology from discovery to diagnostics.

Through collaboration with biopharmaceutical company customers, we believe we are uniquely positioned to provide comprehensive services to design, develop and manufacture custom targeted assays with complex molecular diagnostic signatures as investigational use only (“IUO”) assays for use in global prospective or retrospective clinical trials. Our expertise in medical device design control and global regulatory submissions, coupled with our ISO 13485:2016 certified quality system, enable us to support potential CDx programs. Although our initial focus primarily has been in oncology, we offer customers a full solution from biomarker discovery to deployment of CDx assays across numerous disease states. Utilizing NGS as our method of detection provides our customers with the benefits of our highly multiplexed and extraction-free chemistry and the sensitivity and dynamic range of the sequencers, providing a powerful value proposition and complete workflow.

We have previously generated collaborative development services revenue through three statements of work entered into under our prior Master Assay Development, Commercialization and Manufacturing Agreement with QML. Under these agreements, we and QML combined our technological and commercial strengths to offer biopharmaceutical companies a complete NGS-based solution for the development, manufacture and commercialization of CDx assays in support of and in conjunction with, biopharmaceutical companies’ drug development programs. Remaining agreed upon procedures associated with these statements of work were completed in 2020 and no additional collaborative development services programs were entered into in 2021.

Our Drug Discovery Approach

          Currently, approximately 90% of drugs fail in clinical development due to insufficient efficacy and/or safety issues and, in many instances, these issues are not revealed until considerable time has passed and tens or even hundreds of millions of dollars have been spent in the discovery and development stages of these programs. Through key learnings from our collaborative development services experiences, we have designed a new approach to drug discovery that leverages the benefits of our HTP and epitranscriptome profiling technologies in RNA profiling, sequencing and other scientific applications, including drug discovery and development. We believe the competitive advantages provided by our technology, compared with other profiling technologies, are the ability to process smaller sample volumes of multiple sample types with faster turnaround times and a simplified workflow.

          Throughout 2021, we strengthened our HTG EdgeSeq technology platform and added new profiling capabilities, including epitranscriptomic profiling, which currently provides the capability to generate over 40,000 biological data points from each experimental sample. By leveraging these profiling technologies in the drug discovery process, integrated with an advanced machine learning-based medicinal chemistry approach, we have established a novel transcriptome-informed small molecule discovery platform at the core of our HTG Therapeutics business unit which we believe will generate drug candidate molecules that are intrinsically de-risked and will have greater potential for clinical development success when compared to currently existing early-stage drug discovery methods in the biopharmaceutical industry. We have begun our initial studies using validated targets and cell-based test systems and believe this approach with extensive, new data generated from the application of these RNA-based profiling technologies will allow us to significantly de-risk drug candidate molecule selection earlier in the process, allowing for greater confidence in development candidate nomination earlier in the drug development process. This is expected to increase the probability of success in clinical development, reducing the likelihood of costly failed clinical trials and ultimately development failures. We believe this approach to small molecule discovery can be applied agnostically across therapeutic areas and is scalable and flexible, allowing us to adapt our strategic and therapeutic focus rapidly as new information emerges on the pathogenesis of diseases.

          We believe that our approach will potentially provide multiple revenue opportunities, including collaboration or licensing arrangements for small molecule drug candidates we generate from as early as lead optimization through early preclinical development, the out-licensing of our technology to pharmaceutical companies to enable them to implement our advanced drug discovery approach into their own internal discovery efforts, and potentially new companion diagnostic opportunities to support the related clinical development programs for molecules that are brought forward through this novel discovery approach.

       In the first half of 2022, we expect to focus our efforts on a series of milestones aimed at experimentally demonstrating our proof of approach of using our core and extended technology solutions early in the drug discovery process. We also expect to continue our efforts to identify early therapeutic drug candidate molecules that we would look to out-license or potentially partner with biotech or pharma companies to take into early development in the second half of 2022. As additional candidates are identified, we may seek to retain certain candidates internally to be advanced through early development, with the intention to increase the value of these pipeline assets before moving to license or partner for further development. Finally, we expect to maintain the rights and the opportunity to solely develop new CDx assays relating to these drug candidates as they move through the increasingly advanced stages of development with our collaboration partners, further growing our existing gene expression profiling business.

          The market has been slow to adopt RNA technology due to the high cost and long timelines experienced by researchers and biopharmaceutical companies using other existing RNA technologies. We believe our core profiling technology and the logical application of it to drug discovery will allow us to offer broader and more practical solutions for a wide range of new, potential customers and collaboration partners in this space.

Research and Development

We are committed to the continued evolution of our HTG EdgeSeq technology platform, including development of new and continuous improvement of the performance and reliability of existing assays, as well as the expansion of its uses for drug discovery and other areas where we and our customers believe RNA can be used to advance scientific discovery. We have assembled an experienced research and development team with the scientific, engineering, software and process talent that we believe is necessary to successfully grow our business. In addition, we added resources to our leadership team throughout the second half of 2021 with the expertise to drive our HTG Therapeutics business unit and its strategic objectives in the area of drug discovery.

As of December 31, 2021, our research and development team consisted of 27 employees across the disciplines of research and development, platform development and chemistry, therapeutics and bioinformatics.

Sales and Marketing

We distribute our instruments and consumables via direct sales in the United States and Europe and through distributors in parts of Europe and other countries. As of December 31, 2021, our U.S. sales and marketing organization consisted of 16 employees including 10 in direct sales or sales management, four in sales support and two in marketing. In addition to our U.S. sales team, as of December 31, 2021, we had six direct sales and support employees in Europe and distribution agreements in several additional countries. This sales model provides us with direct sales coverage in Austria, Belgium, France, Germany, Luxembourg, the Netherlands, the United Kingdom and Switzerland, with distributors in Bulgaria, Croatia, Czech Republic, Denmark, Estonia, Finland, Hungary, Ireland, Israel, Italy, Kosovo, Leetonia, Lithuania, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, Spain and Sweden.

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

We require a wide variety of raw materials, electronic and mechanical components, chemical and biochemical materials and other supplies to manufacture our products. While multiple commercial sources provide the majority of these required components and supplies, we currently rely on a single supplier to manufacture a subcomponent used in our HTG EdgeSeq instrument. As part of our standard supply management process, we continuously monitor material availability, vendor status and supply chain disruptions to identify and mitigate potential risks by expanding material and source alternatives. Although there are a limited number of manufacturers for components of this type, we believe that other suppliers could provide similar products on comparable terms if identification of additional sources should be necessary in the future. In addition, while we attempt to keep our inventory at minimal levels, we closely monitor inventory of this subcomponent and purchase incremental inventory in this area as circumstances warrant to protect our supply chain. Similarly, if the capabilities of our suppliers and subcomponent manufacturers are limited or stopped, due to the COVID-19 pandemic, disasters, quality, regulatory or other reasons, it could negatively impact our ability to manufacture our products and could adversely affect sales and operating results.

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

Competition

We have categorized known competition into:

•

Other molecular platform offerings, such as PCR-based technologies, microarrays and next-generation sequencers from companies such as Abbott Molecular, Affymetrix, Inc., Agilent Technologies, Inc., BioRad Laboratories, Invitae (acquired by ArcherDx, Inc.), Fluidigm Corporation, Illumina, Inc., Luminex Corporation, NanoString Technologies, Inc., Personal Genome Diagnostics (acquired by Labcorp), entities owned and controlled by QIAGEN N.V., Roche Diagnostics, a division of the Roche Group of companies, and Thermo Fisher Scientific, Inc.;

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

          The biopharmaceutical sector is populated with companies advancing new or differentiated approaches to discovery and experimental therapeutics by way of different platform technologies or modalities with intent for application to specific disease areas through focus on pharmacologic targets or through phenotypic approaches. Each approach has inherent scientific risks that are intrinsic to the discovery sciences for molecule selection, as these efforts provide the early pipeline assets that progress into the more established and regulated stages of drug development. We believe that our approach, which is grounded in our exceptional RNA profiling capabilities now being applied to experimental systems used in conjunction with an advanced medicinal chemistry technology, will result in more well-informed design and selection of small molecule drug candidates very early on in the drug discovery process, thereby allowing for greater chances for success of these molecules. As such, we believe our approach differentiates us from the competition as the early de-risking of small molecule design and selection is at the core of our strategy, with the flexibility for application across multiple therapy areas.

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

Since 2020 and throughout the year ended December 31, 2021, we incurred legal expenses to defend our core intellectual property against potential infringement by a competitor. These legal expenses, and any future legal expenses that will be incurred in defense of our intellectual property, have been expensed as incurred to selling, general and administrative expense in our consolidated statements of operations. We continue to seek resolution of these infringement claims, and we intend to continue to protect, defend and extend our intellectual property rights in our technology vigorously and aggressively.

Patents and Patent Applications

As of December 31, 2021, our patent portfolio included 12 patent families that, collectively, consisted of five issued U.S. patents, 55 granted foreign patents (variously in Australia, Canada, China, Japan, France, Germany, Italy, Spain, and United Kingdom), and 20 patent applications pending in the United States and foreign jurisdictions (including one allowed in Canada). This portfolio is directed to our nuclease-protection-based technologies, other nucleic-acid detection methods, and to methods for DLBCL and distinguishing indeterminate nevi from melanoma. Our patent portfolio will help us maintain an exclusive position in key areas of our business, including targeted nuclease-protection based sequencing, and DLBCL COO applications of our technology. In addition, this portfolio may provide out‑licensing opportunities, such as, for methods of detecting melanoma. There were 10 granted patents, including one U.S. patent, directed to our novel HTG EdgeSeq methods in the portfolio as of December 31, 2021. The HTG EdgeSeq method patents will expire in April 2032. Our patent portfolio includes five applications directed towards our direct-target sequencing HTG EdgeSeq methods, five applications directed towards our methods of subtyping DLBCL, and seven applications directed towards our methods of detecting DNA and RNA in the same sample.

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

Agreements with Third Parties

Asset Purchase Agreement with NuvoGen Research, LLC

We entered into an asset purchase agreement dated January 9, 2001, as amended in November 2003, September 2004, November 2012 and February 2014, with NuvoGen Research, LLC (“NuvoGen”) to acquire certain intellectual property from NuvoGen (“NuvoGen obligation”). The acquired technology generally relates to our former array-based nuclease protection panels. Pursuant to the terms of the agreement, in exchange for the acquired technology, we agreed to pay NuvoGen aggregate cash compensation of $15.0 million. On an annual basis, we are currently obligated to pay the greater of $0.4 million or 6% of our annual revenue, until the total aggregate cash compensation paid to NuvoGen under the agreement totals $15.0 million. Interest on the remaining unpaid obligation has been accrued since January 1, 2019 and compounds annually at a rate of 2.5% per year. Accrued interest on this unpaid obligation is payable on the date that the remaining obligation is paid in full.

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

The Loan Agreement contains customary affirmative covenants and customary negative covenants limiting our ability and the ability of our subsidiaries, if any, to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. We must also comply with a financial covenant requiring us to maintain unrestricted cash, including short term available-for-sale securities, at an account with SVB of not less than the greater of (i) $12.5 million and (ii) an amount equal to six times the amount of our average monthly Cash Burn (as defined in the Loan Agreement) over the trailing three months.

Third-Party Coverage and Reimbursement

Clinical laboratories acquire our instrumentation through a capital purchase, capital lease or reagent purchasing agreement. These laboratories offer their customers a menu of testing services using LDTs, which they may develop using consumables they purchase from us. Our customers generate revenue for these testing services by collecting payments from third-party payors, including public and private payors, as well as patient co-payments. In the United States, claims for Medicare coverage are processed by private Medicare Administrative Contractors (“MACs”) such as Novitas and Cahaba on behalf of the Centers for Medicare & Medicaid Services (“CMS”), and coverage for specific test codes are specified in Local Coverage Determinations (“LCDs”) issued by individual MACs or National Coverage Determinations (“NCDs”) which apply to all MACs. Private payors issue their own coverage determinations that are largely reflective of the CMS LCDs and NCDs. HTG closely monitors trends in coverage through interactions with customers, industry associations such as the College of American Pathologists (“CAP”) and the Association for Molecular Pathology (“AMP”) and industry consultants; these trends are key considerations in our product development plans. In Europe, coverage for molecular diagnostic testing is varied. Countries with statutory health insurance (e.g., Germany, France, the Netherlands) tend to be more progressive in technology adoption with favorable reimbursement for molecular diagnostic testing. In countries such as the United Kingdom with tax-based insurance, adoption and reimbursement for molecular diagnostic testing is not uniform and is influenced by local budgets. Failure by our U.S. and ex-U.S. customers who use our tests to obtain coverage and sufficient reimbursement from healthcare payors or adverse changes in government and private third-party payors’ policies could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

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

On May 26, 2017, the EU released a new regulatory framework, the In Vitro Diagnostic Medical Device Regulation (“IVDR”) which is expected to replace IVDD. Our CE/IVD marked products must continue to meet the requirements of IVDD for commercialization in the EU until the requirements of IVDR take effect on May 26, 2022. At this time we do not anticipate moving to the requirements of IVDR for our existing CE/IVD marked products. As such, these products will no longer be available other than for research use only after that date.

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

•

the federal civil and criminal false claims laws, including the civil False Claims Act that can be enforced by private citizens through civil whistleblower or qui tam actions, and civil monetary penalties laws prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) which prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their implementing regulations, which imposes obligations, including mandatory contractual terms, on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal Physician Payments Sunshine Act, which requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners) and teaching hospitals as well as information regarding ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payors, including private insurers, state laws that require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, state laws that require biotechnology companies to report information on the pricing of certain drug products, state and local laws that require the registration of pharmaceutical sales representatives, and state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, the EU has established its own data security and privacy legal framework, including the European General Data Protection Regulation (“GDPR”), which contains new provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation. Over time we may expand our business operations to include additional operations in the EU. With such expansion, we would be subject to increased governmental regulation, including the GDPR, in the EU countries in which we operate. In addition, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act (“CCPA”), it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches.

Healthcare Reform

There have been and we anticipate that there will be healthcare reform measures that may be adopted in the future that may result in more rigorous coverage criteria and additional downward pressure on the reimbursement for healthcare products and services. For example, the ACA, which substantially changed healthcare financing and delivery by both governmental and private insurers, remains subject to challenge. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. However, it is possible that the ACA will be subject to judicial or Congressional challenges in the future. Congress and the Biden administration are considering various health reform measures. Further, it is possible that additional governmental action will be taken in response to the COVID-19 pandemic. Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives.

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

Human Capital

Our ability to identify and recruit strong candidates into our company and to retain and develop current talent within our organization is a critical factor in our continued growth and performance improvement. We continue to initiate programs to promote our organizational culture and to identify the best possible new talent as the organization grows and new positions are made available. We believe our culture and commitment to our employees result in the attraction and retention of qualified talent, while providing significant value to our company and its stockholders. As of December 31, 2021, we had 87 full-time and one part-time employee, of which 15 are employed in administration, 21 in manufacturing and operations, 27 in research and development, three in regulatory and quality affairs, and 22 in direct sales and marketing. Of these employees, six were located in Europe and all others were located in the United States. We believe that our success will depend, in part, on our ability to attract and retain qualified personnel. We have never experienced a work stoppage due to labor difficulties and believe that our relations with our employees are good. None of our U.S. employees are represented by labor unions. Collective bargaining is established by law in France. We and our French employees have agreed to the terms of the applicable collective bargaining agreements.

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

Where You Can Find Additional Information

          We make available free of charge through our investor relations website, www.htgmolecular.com, our annual reports, quarterly reports, current reports, proxy statements and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the SEC. These reports may also be obtained without charge by contacting Investor Relations, HTG Molecular Diagnostics, Inc., 3430 E. Global Loop, Tucson, Arizona 85706, e-mail: info@htgmolecular.com. Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding reports that we file or furnish electronically with them at www.sec.gov.

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

We have incurred losses since our inception and expect to incur losses in the future. We incurred net losses of $17.1 million and $20.9 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $208.3 million. We expect that our losses will continue for the foreseeable future as we will be required to invest significant additional funds to support product development, including development of new proprietary HTG EdgeSeq panels and products, the commercialization of our HTG EdgeSeq platform and proprietary consumables and advancement of our HTG Therapeutics business unit. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products and services. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products and services, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

We will need to raise additional capital to fund our operations in the future. If we are unsuccessful in attracting new capital, we may not be able to continue operations or may be forced to sell assets to do so. Alternatively, capital may not be available to us on favorable terms, or if at all. If available, financing terms may lead to significant dilution of our stockholders’ equity.

We are not profitable and have had negative cash flow from operations since our inception. To fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings and revenue generated from the sale of our HTG EdgeSeq platform, proprietary consumables, related services and collaborative development service arrangements with biopharmaceutical company customers. We cannot be certain that our existing resources will be sufficient to fund our planned operations and expenditures for at least the next 12 months from the date of this report. Potentially changing circumstances, including those related to COVID-19, may also result in the depletion of our capital resources more rapidly than we currently anticipate. These circumstances raise substantial doubt about our ability to continue as a going concern. We will need to obtain additional funds to finance our operations. Additional capital may not be available at such times or amounts as needed by us. Historically we have financed our business in part by access to the capital markets. Even if capital is available, it might be available only on unfavorable terms. Any additional equity or convertible debt financing into which we enter could be dilutive to our existing stockholders. Any future debt financing into which we enter may impose covenants upon us that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, we may need to relinquish rights to our technologies or our products or grant licenses on terms that are not favorable to us. If access to sufficient capital is not available as and when needed, our business will be materially impaired, and we may be required to cease operations, curtail one or more product development or commercialization programs, or significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all of our assets. Any of these factors could harm our operating results.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the current Russia-Ukraine conflict has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.

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

COVID-19 has caused several states and countries to implement quarantines and/or significant restrictions on travel. In addition, affected regions, including several states within the United States, have previously implemented work restrictions that limited many employees from going to work. Moreover, COVID-19 has resulted in business closures and a substantial reduction in economic activity in the United States and worldwide. The emergence of new variants of the SARS-CoV-2 virus raises the possibility that recurring cycles of restrictions will be imposed in the future, notwithstanding increasing vaccination and immunity levels.

While significant uncertainty remains as to the future impact of the COVID-19 pandemic on our operations, and on the global economy as a whole, COVID-19 had a negative impact on our product and product-related services revenue in 2020 and 2021. While we have seen some recovery in customers returning to work, we believe this period of reduced revenue will continue into 2022 as many customers have not returned to historical operating levels, are not yet allowing visitors on site at their facilities or have not resumed previously planned studies. The extent of this impact is likely to vary from customer to customer depending upon how they are or have been directly or indirectly impacted by local stay-at-home orders and other social distancing measures, priorities for the customers when the immediate impacts of the pandemic have passed, and the workforce and supplier impacts that each customer has experienced during the pandemic.

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

It is also possible that further COVID-19 outbreaks will continue to impact our workforce, supply chains or distribution networks or otherwise impact our ability to conduct sample processing services in our laboratory or to travel to customer facilities for commercial or support functions in the future. Governmental mandates may require forced shutdowns of our facilities for extended or indefinite periods. Pandemic outbreaks, including the COVID-19, could also substantially interfere with general commercial activity related to our supply chain and customer base, which could have a material adverse effect on our financial condition, results of operations, business or prospects. Restrictions resulting from COVID-19 may disrupt our supply chains or distribution networks or limit our ability to obtain sufficient materials for our consumables or instruments and may disrupt our ability to process customer samples or perform collaborative development services. Further, to the extent our customers’ businesses are adversely affected by the pandemic, they might delay or reduce purchases from us or collaborative development projects with us, which could adversely affect our results of operations. The effects of ongoing or future health epidemics on our business remain uncertain and subject to change. While we do not know the full extent of potential delays or impacts on the global economy, these effects could have a material adverse impact on our operations, financial position and liquidity.

Our business operations might be disrupted or adversely affected by catastrophic events.

We manufacture our HTG EdgeSeq instrument and consumable products and perform our RUO profiling and collaborative development services in our Tucson, Arizona facilities. In addition, our Tucson facilities are the center for order processing, receipt of critical components of our HTG EdgeSeq instrument and shipping products to customers. We do not have redundant facilities. Damage or the inability to utilize our Tucson facilities and the equipment we use to perform research, development or services and manufacture our products could be costly, and we would require substantial lead-time to repair or replace this facility and equipment. The Tucson facilities may be harmed or rendered inoperable by natural or man-made disasters, including flooding, wind damage, power spikes and power outages, which may render it difficult or impossible for us to perform these critical functions for some period of time. The inability to manufacture consumables or instruments, process customer samples, perform development services or ship products to customers for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. In addition, natural disasters or other catastrophic events in various parts of the world, including interruptions in the supply of natural resources, political and governmental changes, disruption in transportation networks or delivery services, severe weather conditions, wildfires and other fires, explosions, actions of animal rights activists, terrorist attacks, earthquakes, wars, conflicts (including the current Russia-Ukraine conflict), and public health issues could disrupt our operations or those of our collaborators, contractors and vendors or contribute to unfavorable economic or other conditions that could adversely impact us.

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

Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, two customers accounted for 20% and 10% of our revenue for the year ended December 31, 2021. The two largest customers accounted for 18%, and 17% of our accounts receivable balance as of December 31, 2021. The third and fourth largest customers accounted for 10% each of our accounts receivable balance as of December 31, 2021. If orders from our top customers are discontinued and we are unable to establish new projects or continue to expand our customer base, our revenue in future periods may materially decrease. In addition, we experienced a significant slowing of product and product-related services revenue generation beginning in March 2020 as a result of COVID-19. This period of reduced revenue continued through the remainder of 2020 and continuing into 2021 due to disruptions to our customers’ businesses as a result of the pandemic. The extent of this impact on our ongoing business is likely to vary from customer to customer depending upon how they are directly or indirectly impacted by local stay-at-home orders and other social distancing measures, priorities for the customers when the immediate impacts of the pandemic have passed, and the workforce and supplier impacts that each customer has experienced during the pandemic. Fluctuations in our operating results may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described under the caption “Risk Factors – Risks Related to Our Business and Strategy” of this report. In addition, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. Our products involve a significant capital commitment from our customers or may depend on customer studies that have variable or indefinite timelines and accordingly, involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of investors or securities analysts, our stock price may be adversely affected.

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

We face risks associated with launching new products and with undertaking to comply with regulatory requirements for certain types of our products. If we encounter development or manufacturing challenges, adjust our product development priorities, or discover deficiencies during our product development cycle, the product launch date(s) may be delayed, or certain product development projects may be terminated. The expenses or losses associated with unsuccessful product development or launch activities or lack of market acceptance of our new products could adversely affect our business or financial condition.

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

In July 2021, we formed a new drug discovery business unit, HTG Therapeutics. This business unit is expected to use our HTG Transcriptome Panel and an epitranscriptome profiling technology evolved from our original HTG EdgeSeq technology, HTG EpiEdgeSeq, to profile RNA modifications. By leveraging these profiling technologies earlier in the drug discovery process, our objective is for HTG Therapeutics to generate lead compounds faster, and with potentially more favorable efficacy and toxicity profiles, with the ultimate goal of generating interest from pharmaceutical companies that results in research or licensing collaborations for, or acquisitions of, these compounds. However, while we have hired experienced employees and added drug development depth to our Board of Directors, as a company we have no prior experience with drug discovery and development and may not be successful in this endeavor. Moreover, drug discovery and development is expensive and will require investments in working capital by us that may be significant. Even if we are successful in partnering for one or more early-stage drug discovery programs with a pharmaceutical company, we will need to expend potentially significant capital resources on these programs prior to any such partnering, and potentially after, and there can be no assurance that we will generate meaningful revenue from these programs. We will need to raise additional funds in order to finance the implementation of our HTG Therapeutics business strategy, which could dilute our current investors or could impact our ability to continue our operations in the future.

We expect to generate a portion of our revenue internationally and are subject to various risks relating to our international activities, which could adversely affect our operating results.

For the year ended December 31, 2021, approximately 31% of our revenue was generated from sales originated by customers located outside of the United States, compared with 35% for year ended December 31, 2020. We expect that a percentage of our future revenue will continue to come from international sources, and we expect to expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

•	required compliance with existing and changing foreign regulatory requirements and laws;
•	required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act and U.K. Bribery Act, data privacy requirements, labor laws and anti-competition regulations;
•	export and import restrictions;
•	various reimbursement, pricing and insurance regimes;
•	laws and business practices favoring local companies;
•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•	political and economic instability, including due to the current Russia-Ukraine conflict;
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

We may provide our HTG EdgeSeq instrument and profiling panels free of charge or through other arrangements to customers or key opinion leaders through evaluation agreements or reagent rental programs, and these programs may not be successful in generating recurring revenue from sales of our systems and proprietary panels.

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

We face significant competition in the life sciences research and diagnostics markets. We currently compete with both established and early-stage life sciences research companies that design, manufacture and market instruments and consumables for gene expression analysis, liquid-based specimen analysis (e.g., plasma, blood and urine), single-cell analysis, PCR, digital PCR, other nucleic acid detection and additional applications. These companies use well-established laboratory techniques such as microarrays or qPCR as well as newer technologies such as next-generation sequencing. We believe our principal competitors in the life sciences research market are Abbott Molecular, Affymetrix, Inc., Agilent Technologies, Inc., BioRad Laboratories, Invite (acquired by Archer Dx, Inc.), Fluidigm Corporation, Illumina, Inc., Luminex Corporation, NanoString Technologies, Inc., Personal Genome Diagnostics (acquired by Labcorp), entities owned and controlled by QIAGEN N.V., Roche Diagnostics, a division of the Roche Group of companies, and Thermo Fisher Scientific, Inc. In addition, there are several other market entrants in the process of developing novel technologies for the life sciences market. One or more of our competitors could develop a product that is superior to a product we offer or intend to offer, or our technology and products may be rendered obsolete or uneconomical by advances in existing technologies.

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

We are dependent on third-party suppliers for certain subcomponents of our products, including a single supplier for one subcomponent of our HTG EdgeSeq instruments.

We rely on third-party suppliers to supply certain subcomponents used in our HTG EdgeSeq instruments and consumables, including a single supplier, In Position Technologies, to produce a certain subcomponent used in our HTG EdgeSeq instruments. While we periodically forecast our needs for these subcomponents, our contracts with these suppliers do not commit them to carry inventory or make available any particular quantities, and the suppliers may give other customers’ needs higher priority than ours and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. If we were to lose any of these suppliers, we may not be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, or at all. In addition, we have in the past experienced supply issues, as well as quality control problems such as shipment errors, with certain of our suppliers, and may experience problems in the future. If we should encounter delays or difficulties in securing the quality and quantity of subcomponents we require for our products, our supply chain would be interrupted or our products may not perform as expected, which would adversely affect our sales. A loss or performance failure of any of these suppliers could significantly delay the delivery or impact the performance of our products, which in turn would materially affect our ability to generate revenue. If any of these events occur, our business and operating results could be materially harmed.

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

Pursuant to the terms of the NuvoGen obligation, we have paid NuvoGen $10.6 million, and are required to annually pay NuvoGen the greater of $400,000 or 6% of our yearly revenue until the total aggregate cash compensation paid to NuvoGen under the agreement equals $15.0 million. Payments to NuvoGen will result in a reduction in our working capital as we continue to make payments on this obligation.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Biden administration and Congress have proposed various U.S. federal tax law changes, which if enacted could have a material impact on our business, cash flow, financial condition or results of operations. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2021, we had federal net operating loss carryforwards (“NOLs”) to offset future taxable income of $194.0 million, of which $121.8 million will begin to expire after 2023 if not utilized, while the remainder can be carried forward indefinitely. A lack of future taxable income would adversely affect our ability to utilize these NOLs. Under current law, our federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely but the deductibility of these federal NOLs in tax years beginning after December 31, 2021 is limited to 80% of taxable income. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “IRC”), and corresponding provisions of state law, a corporation that undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period) is subject to limitations on its ability to utilize its pre-ownership change NOL carryforwards and certain other pre-ownership change tax attributes to offset post-ownership change income or taxes. We believe we may have already experienced one or more ownership changes and may in the future experience one or more additional ownership changes, and thus, our ability to utilize pre-ownership change NOL carryforwards and other pre-ownership change tax attributes to offset post-ownership change income or taxes may be limited. Such limitations may cause a portion of our NOL and credit carryforwards to expire before we are able to utilize them. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

•

The Federal Physician Payments Sunshine Act, which require certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians, defined to include physicians, dentists, optometrists, podiatrists and chiropractors,  other healthcare practitioners (such as physicians assistants and nurse practitioners), and teaching hospitals, as well as applicable manufacturers and group purchasing organizations to report annually to CMS certain ownership and investment interests held by physicians and their immediate family members.

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

On April 1, 2014, the Protecting Access to Medicare Act of 2014 (“PAMA”) was signed into law, which, among other things, significantly altered the current payment methodology under the Medicare Clinical Laboratory Fee Schedule (“CLFS”). Effective January 1, 2018, the CLFS is based on weighted median private payor rates as required by PAMA. Under the law, starting January 1, 2016 and every three years thereafter (or annually in the case of advanced diagnostic lab tests), applicable clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic lab test that it furnishes. The reported data must include the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payor (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). Reporting of payment data under PAMA for clinical diagnostic laboratory tests has been delayed on numerous occasions. Based on current law, between January 1, 2023 and March 31, 2023, applicable laboratories will be required to report on data collected during January 1, 2019 and June 30, 2019. This data will be utilized to determine 2024 to 2026 CLFS rates. The payment rate applies to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. In addition, CMS updated the statutory phase-in provisions such that the rates for clinical diagnostic laboratory tests in 2020 could not be reduced by more than 10% of the rates for 2019. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES

Act”), the statutory phase-in of the payment reductions has been extended through 2024, with a 0% reduction cap for 2021-2022, and a 15% reduction cap for 2023 through 2025. It is still too early to predict the full impact on reimbursement for our products in development.

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

Other significant measures contained in the ACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The ACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. However, the future of the ACA is uncertain. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, then-President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, then-President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, following the passage of other legislative amendments, will stay in effect through 2031 unless additional Congressional action is taken. However, COVID-19 relief legislation, including the CARES Act, has suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Further, Congress and the Biden administration are considering additional health reform measures. On January 2, 2013, then-President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	actual or anticipated quarterly variation in our results of operations or the results of our competitors;
•	announcements by us or our competitors of new products, significant contracts, commercial relationships or capital commitments;
•	failure to obtain or delays in obtaining product approvals or clearances from the FDA or foreign regulators;
•	adverse regulatory or coverage and reimbursement announcements;
•	issuance of new or changed securities analysts’ reports or recommendations for our stock;

•	developments or disputes concerning our intellectual property or other proprietary rights;
•	commencement of, or our involvement in, litigation;
•	market conditions in the life sciences and molecular diagnostics markets;
•	manufacturing disruptions;
•	any future sales of our common stock or other securities;
•	any change to the composition of our Board of Directors, executive officers or key personnel;
•	our failure to meet applicable Nasdaq listing standards and the possible delisting of our common stock from Nasdaq;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	general economic conditions and slow or negative growth of our markets
•

other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, such as the recent Russian invasion of Ukraine as well as continued and any new sanctions against Russia by, among others, the United States and the European Union, which restrict a wide range of trade and financial dealings with Russia and Russia parties, public health issues including health epidemics or pandemics, such as COVID-19, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, any of which could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability; and

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

Pursuant to our 2020 Equity Incentive Plan (“2020 Plan”), we are authorized to grant stock options and other equity-based awards to our employees, directors and consultants. Pursuant to our 2021 Inducement Plan (“Inducement Plan”), we are authorized to grant up to 300,000 shares to new employees as inducements material to such new employees entering into employment with us. The number of shares which may be granted under the Inducement Plan may be increased in the future by our board of directors without stockholder approval. In addition, our amended and restated 2014 Employee Stock Purchase Plan (“ESPP”) authorizes us to offer, sell and issue shares to our employees. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline.

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

We first amended these leases in August 2015 to, among other things, align and extend the lease terms to expire in January 2021. Upon amendment of the first lease in 2019, the lease for the additional space was aligned to this January 2021 expiration. In December 2020, the leases were again amended to extend their terms for one additional year, through January 2022 and again in September 2021 to extend the terms of the leases for three years, through January 31, 2025. The lease extension allows for an additional extension of two years upon the same terms and conditions of the existing amended lease agreements, except that lease rates would be adjusted to rates applicable to like-kind buildings within the market at the time we elect to exercise the extension option, but in no event to less than the last applicable rental rate. Base rent payable is currently approximately $24,000 per month and $16,000 per month, respectively, under the first and second leases, in each case for the remaining terms of the respective leases.

We believe that our existing facilities are adequate to meet our business requirements for the reasonably foreseeable future and that additional space will be available on commercially reasonable terms, if required.

Item 3. Legal Proceedings.

We are not engaged in any material legal proceedings. However, in the normal course of business, we may from time to time be named as a party to legal claims, actions and complaints, including matters involving employment, intellectual property others. Although we anticipate that we will continue to incur legal fees in the coming periods to defend our intellectual property rights, we do not believe that there are any claims or actions pending against us currently, the ultimate disposition of which could have a material adverse effect on our consolidated results of operation, financial condition or cash flows.

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

On March 15, 2022, the last reported sale price of our common stock was $1.99 per share.

Holders

As of March 15, 2022, there were approximately 113 registered holders of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Item 6. [Reserved].

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

In November 2020, we completed a reverse stock split of our outstanding shares of common stock pursuant to which every fifteen (15) shares of issued and outstanding common stock were exchanged for one share of common stock. All share and per share amounts within Management’s Discussion and Analysis of Financial Condition and Results of Operations have been adjusted to reflect the reverse stock split for all periods and dates presented.

Overview

We are a life sciences company advancing precision medicine through our innovative transcriptome-wide profiling technology. Building on more than a decade of pioneering innovation and partnerships with biopharma leaders and major academic institutes, our proprietary HTG EdgeSeq RNA platform technology is designed to make the development of life science tools and diagnostics more effective and efficient and to unlock a differentiated and disruptive approach to drug discovery.

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

Our existing products include instruments, consumables, including assay kits, and software that, as an integrated platform, automate sample processing and can quickly, robustly and simultaneously profile tens, hundreds or thousands of molecular targets from samples a fraction of the size required by many prevailing technologies. We believe that our target customers and collaborators desire high quality molecular profiling data in a multiplexed panel format from increasingly smaller and less invasive samples, providing our customers and collaborators with the option to analyze such data locally to minimize turnaround time and cost.

Biopharmaceutical companies are continually working to improve their drug development processes and the efficacy and safety of their drugs. We believe that our technology can support these initiatives by providing a seamless solution from biomarker discovery to a commercialized companion diagnostic test that can be used to assist clinicians in confidently prescribing these drugs to their patients. Our products and service solutions allow us to partner with our biopharmaceutical company customers to identify molecular biomarkers that can help determine which patients are most likely to benefit from a particular drug, validate these biomarkers in clinical trials and partner to commercialize the validated CDx assay. Customers can access our technology by purchasing our platform and assays for their internal use or by engaging us to perform certain services, including molecular profiling of respective cohorts in our VERI/O laboratory and development of custom RUO panels to support early-stage clinical programs, investigational-use-only assays for clinical trials or companion diagnostic assays for approved drugs. Our product and service solutions have provided us with a number of early-stage biomarker discovery programs and new opportunities to collaborate with biopharmaceutical companies in their drug development programs.

In addition, we believe that our newly formed drug discovery business unit will allow us to leverage our HTP and epitranscriptome profiling technologies and apply them early in the drug discovery process in conjunction with our machine learning-based chemical library design platform, to ultimately yield de-risked drug candidate molecules with greater potential for clinical success.

We believe our future financial performance will be driven by continued adoption and utilization of our HTG EdgeSeq instruments and consumables, and an overall increase in the number and type of customers using our technology. As such, today we believe the primary measures of adoption for our technology are the number of total active customers, the number of active programs in our biopharmaceutical company customer pipeline, the number of instruments actively producing revenue in our installed base and revenue growth relating to new and existing customers. Total active customers and active installed base reflect customers and instruments that have generated revenue for the Company within the last 12 months. To be included in our active programs metric, a program needs to be associated with a pharma sponsored clinical trial, be traceable to a program on clinicaltrials.gov and have generated revenue for the Company within the last 12 months. As of December 31, 2021, we had 82 active customers, 62 active programs and 51 instruments actively producing revenue in our installed base.

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

2021 Highlights and Recent Developments

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

In the future, we expect to grow our active installed base and drive larger consumable annuities as customer demand for our menu of proprietary panels, including HTP increases, as we add to the utility of existing panels by expanding applications on our HTG EdgeSeq Reveal software and as European customers implement our existing or custom assays for use in clinical diagnostic testing as LDT’s under CLIA regulations. We remain focused on high quality instrument placements and consumable pull through as the primary indicators of future commercial adoption and success in our business.

We also announced the formation of our new drug discovery business unit, HTG Therapeutics, in June 2021 with the addition of several highly experienced drug development professionals to our leadership team. HTG Therapeutics intends to utilize our HTP and epitranscriptome profiling technologies, integrated with a machine learning-based chemical library design platform to better-inform the design and selection of drug candidate molecules. Working with our Tucson-based research and development teams, HTG Therapeutics has engaged several external collaborators who are expected to contribute meaningful sample cohorts across multiple disease and therapy areas to identify early candidate molecules with therapeutic promise. These efforts are aimed at the generation of high-quality primary data that we believe could lead to new pharma partnerships in drug discovery and early development by the second half of 2022 and beyond.

COVID-19 and international efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in regions where we sell our products and services and conduct our business over the past year. We experienced a significant slowing in our product and product-related services revenue beginning in March 2020 and throughout the year ended December 31, 2021 due to continued disruptions to our customers’ businesses from the pandemic and, in many instances, their prioritization of projects in areas related to COVID-19. In addition, we have experienced extended shipment times and increases in cost of product as ongoing supply chain disruptions have impacted the ability of certain suppliers to produce the materials necessary to build our product and perform our testing services. Despite the impacts of COVID-19 on our revenue and operations, we met all of our key development milestones throughout 2020 and 2021 and have not experienced any substantive manufacturing delays from raw material shortages. While most of our customers have now reopened their facilities, at least on a limited basis, it remains unknown whether COVID-19 will continue to materially impact our financial condition, liquidity and results of operations in future periods due to further shutdowns, social distancing measures or illness.

In March 2022, we entered into a Securities Purchase Agreement (the “March 2022 Purchase Agreement”) with a single investor pursuant to which we agreed to issue to the investor 3,244,987 units at a price of $2.312 per unit (less $0.001 for each pre-funded warrant purchased in lieu of a share of common stock) for gross proceeds, before deducting the placement agent fees and other estimated fees and expenses, of approximately $7.5 million. Each unit consists of one share of common stock (or one pre-funded warrant in lieu thereof), a common warrant to purchase one share of our common stock with a term of 24 months from the issuance date, and a common warrant to purchase one share of our common stock with a term of 66 months from the issuance date. Each of the common warrants is exercisable six months following the closing date and has an exercise price of $2.062 per share. Each pre-funded warrant has an exercise price of $0.001 per share and does not expire until exercised in full.

Financial Operations Overview and Consolidated Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

	Years Ended December 31,		Change
	2021	2020	$	%
Revenue:
Product and product-related services	$8,906,828	$7,890,854	$1,015,974	13%
Collaborative development services	—	658,010	(658,010)	(100%)
Total revenue	8,906,828	8,548,864	357,964	4%
Operating expenses:
Cost of product and product-related services revenue	4,094,980	3,991,532	103,448	3%
Selling, general and administrative	16,546,740	18,063,064	(1,516,324)	(8%)
Research and development	6,088,934	6,079,907	9,027	0%
Total operating expenses	26,730,654	28,134,503	(1,403,849)	(5%)
Operating loss	(17,823,826)	(19,585,639)	1,761,813	(9%)
Gain on forgiveness of PPP Loan	1,735,792	—	1,735,792	100%
Loss on extinguishment of MidCap Credit Facility and QNAH Convertible Note	—	(522,394)	522,394	(100%)
Other income (expense), net	(1,034,661)	(747,770)	(286,891)	38%
Net loss before income taxes	$(17,122,695)	$(20,855,803)	$3,733,108	(18%)

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

We have also previously generated collaborative development services revenue through three statements of work entered into under our prior Master Assay Development, Commercialization and Manufacturing Agreement (the “Governing Agreement”) with QIAGEN Manchester Limited (“QML”). Under these agreements, we and QML combined our technological and commercial strengths to offer biopharmaceutical companies a complete NGS-based solution for the development, manufacture and commercialization of companion diagnostic assays in support of and in conjunction with, biopharmaceutical companies’ drug development programs. Remaining agreed upon procedures associated with these statements of work were completed in the prior year and no additional collaborative development services programs have been entered into as of December 31, 2021. Although we continue to seek potential, new customer collaborations, we currently do not anticipate additional revenue from existing or new collaborative development services programs in 2022.

Total revenue increased by 4% to $8.9 million for the year ended December 31, 2021 compared with total revenue of $8.5 million for the year ended December 31, 2020. While we continued to experience slowing as a result of the COVID-19 pandemic throughout the first half of 2021, we began to see the majority of our customers resume planned studies in the second half of the year.

Product and product-related services revenue

Product and product-related services revenue, which includes revenue generated through the sale of our HTG EdgeSeq instruments and consumables and from services performed for customers using our proprietary RUO technology, increased by 13% to $8.9 million for the year ended December 31, 2021 compared with $7.9 million for the year ended December 31, 2020, and was comprised of the following:

	Years Ended December 31,		Change
	2021	2020	$	%
Product revenue:
Instruments	$1,385,665	$869,035	$516,630	59%
Consumables	3,786,923	3,030,612	756,311	25%
Total product revenue	5,172,588	3,899,647	1,272,941	33%
Product-related services revenue:
Custom RUO assay design	48,350	1,393,316	(1,344,966)	(97%)
RUO sample processing	3,685,890	2,597,891	1,087,999	42%
Total product-related services revenue	3,734,240	3,991,207	(256,967)	(6%)
Total product and product-related services revenue	$8,906,828	$7,890,854	$1,015,974	13%

Product revenue, which includes gene expression profiling revenue generated through the sale of our HTG EdgeSeq instruments and consumables, increased by 33% to $5.2 million for the year ended December 31, 2021 compared with $3.9 million for the year ended December 31, 2020. This increase primarily reflects additional instrument placements made during the year with biopharmaceutical companies and academic medical centers when compared to the prior year, when most of our customers had closed their laboratories due to COVID-19. In addition, consumables product revenue for the year ended December 31, 2021 included revenue recognized from the sale of HTG Transcriptome Panel consumables. Revenue from the sale of the HTG Transcriptome Panel represented 34% of our consumables revenue for the year ended December 31, 2021. Product revenue represented 58% and 46% of our total revenue for the years ended December 31, 2021 and 2020, respectively.

Product-related services revenue, consisting of RUO sample processing using HTG EdgeSeq instruments and consumables in our VERI/O laboratory and custom RUO assay development services, decreased by 6% to $3.7 million for the year ended December 31, 2021 compared with $4.0 million for the year ended December 31, 2020. The decrease in product-related service revenue is a result of an increase in RUO sample processing revenue of 42% to $3.7 million compared to $2.6 million for the years ended December 31, 2021 and 2020, respectively, offset by a 97% decrease in custom RUO assay design services to $48,000 compared to $1.4 million for the years ended December 31, 2021 and 2020, respectively. Product-related services revenue represented 42% and 47% of our total revenue for the years ended December 31, 2021 and 2020, respectively.

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

Cost of product and product-related services revenue increased by 3% to $4.1 million for the year ended December 31, 2021 compared with $4.0 million for the year ended December 31, 2020. This increase in cost of product and product-related services revenue for the year ended December 31, 2021 compared with the same period in 2020 primarily reflects an increase in product and product-related services revenue offset by a reduction of compensation expense in our cost of product and product-related services from Employee Retention Credits (“ERC”) secured in the first three quarters of 2021 in accordance with the Federal Consolidated Appropriations Act.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of personnel costs for our sales and marketing, regulatory, legal, executive management, finance and accounting functions. The expenses also include third-party professional and consulting fees incurred by these functions, promotional expenses and facility and overhead costs for our administrative offices. Selling, general and administrative expenses decreased by 8% to $16.5 million for the year ended December 31, 2021 compared with $18.1 million for the year ended December 31, 2020. This decrease in selling, general and administrative expense for the year ended December 31, 2021 compared with the same period in 2020 reflects a decrease in stock-based and other compensation-related expense items, as well as ERC benefits secured in the first three quarters of 2021. Offsetting the reduction in compensation-related expense items, was an increase in legal costs related to protecting our intellectual property. We anticipate these higher legal costs to protect and defend our intellectual property will continue into 2022.

Research and development expenses

Research and development expenses represent costs to develop new proprietary panels and technologies, including the technology related to our HTG Therapeutics business unit, costs to continue improving and expanding the utility of our HTG EdgeSeq technology, and amounts incurred to perform collaborative development services. These expenses include payroll and related expenses, consulting expenses, laboratory supplies, facilities and equipment. Research and development costs are expensed as incurred. Research and development expenses were $6.1 million for both of the years ended December 31, 2021 and 2020, and included $0 and $0.5 million of costs relating to our collaborative development services revenue for the years ended December 31, 2021 and 2020, respectively. Despite the decrease in collaborative development services expense year over year, research and development expense remained consistent with prior year as a result of approximately $1.4 million of technology, consulting and personnel investments made for the year ended December 31, 2021 relating to HTG Therapeutics.

Other income (expense)

In addition to interest expense and income related to our debt, contractual obligations and available-for-sale securities investments, we have recorded other non-operating activities in our consolidated statements of operations for both the years ended December 31, 2021 and 2020. Upon receipt in of the notification that the PPP Loan and related accrued interest had been forgiven by the U.S. Small Business Administration and that the PPP Loan note had been cancelled in May 2021, we reversed the liabilities related to the PPP Loan and recorded a gain on forgiveness of PPP Loan of approximately $1.7 million. In 2020, as a result of the repayment of all amounts and fees outstanding under the MidCap Credit Facility and the QNAH Convertible Note with proceeds from the SVB Term Loan, we recorded a loss on extinguishment of MidCap Credit Facility and QNAH Convertible Note of approximately $0.5 million.

As of both December 31, 2021 and 2020, we had outstanding obligations due to NuvoGen under an asset purchase agreement and an SVB Term Loan obligation. Interest expense and non-cash interest expense recognized for discount, deferred financing fee amortization and final fee premium amounts relating to these obligations was $1.0 million for both the years ended December 31, 2021 and 2020. Interest income related to our available-for-sale debt securities investments included in other income (expense) in the consolidated statements of operations decreased by 88% to $30,000 for the year ended December 31, 2021 as compared with $0.3 million for the year ended December 31, 2020 due to a decrease of maturities of available-for-sale securities combined with lower interest rates in 2021.

Cash Flows for the Years Ended December 31, 2021 and 2020

The following table summarizes the primary sources and uses of cash for each of the periods presented:

	Years Ended December 31,		Change
	2021	2020	$	%
Net cash provided by (used in):
Operating activities	$(16,508,554)	$(16,292,377)	(216,177)	1%
Investing activities	(6,664,744)	18,731,107	(25,395,851)	(136%)
Financing activities	10,391,622	9,049,478	1,342,144	15%
Effect of exchange rate on cash	(16,186)	19,609	(35,795)	(183%)
Increase (decrease) in cash, cash equivalents and restricted cash	$(12,797,862)	$11,507,817	(24,305,679)	(211%)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 increased by 1% to $16.5 million compared with $16.3 million for the year ended December 31, 2020. This increase for the year ended December 31, 2021 reflected (i) the net loss of $17.1 million and (ii) net non-cash items of $1.6 million consisting primarily of the gain on the forgiveness of our PPP loan of $1.7 million, stock-based compensation expense of $1.3 million, depreciation and amortization expense of $0.7 million, amortization of loan discount and issuance costs of $0.5 million, non-cash operating lease expense of $0.5 million and loss on abandonment and disposal of assets of $0.2 million; and (iii) a net cash outflow from changes in balances of operating assets and liabilities of $1.0 million.

Net cash used in operating activities for the year ended December 31, 2020 was $16.3 million and reflected (i) the net loss of $20.9 million and (ii) net non-cash items of $4.7 million, consisting primarily of stock-based compensation of $1.6 million, depreciation and amortization of $1.3 million, non-cash operating lease expense of $0.6 million and loss on extinguishment of the Midcap Credit Facility and QNAH Convertible Note of $0.5 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 increased by 136% to $6.7 million compared with net cash provided by investing activities of $18.7 million for the year ended December 31, 2020. Net cash used in investing activities for the year ended December 31, 2021 consisted primarily of purchases of available-for-sale securities of $18.6 million, partially offset by the maturity of $12.6 million of the available-for-sale securities and the purchase of $0.6 million of laboratory equipment and other fixed assets during the year.

Net cash provided by investing activities for the year ended December 31, 2020 consisted primarily of purchases of available-for-sale securities of $12.5 million, partially offset by the maturity of $31.7 million of the available-for-sale securities and the purchase of $0.5 million of laboratory equipment and other fixed assets during the year.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 increased by 15% to $10.4 million compared with $9.0 million for the year ended December 31, 2020. This activity for the year ended December 31, 2021 consisted primarily of $10.7 million in net proceeds from sales of our common stock in an “at the market offering” and $0.9 million in proceeds from our stock purchase agreement (the “LP Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), partially offset by $0.5 million of payments made on our outstanding NuvoGen obligation, and $0.7 million of payments made on our 2020 and 2021 Insurance Notes.

Net cash provided by financing activities for the year ended December 31, 2020 was $9.0 million. This activity for the year ended December 31, 2020 consisted primarily of $7.5 million in net proceeds from our underwritten public and private offerings, $1.7 million in proceeds from our PPP Loan and $0.6 million in payments on our NuvoGen obligation

Liquidity and Capital Resources

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock, the incurrence of debt and cash received from product sales, services revenue and other income. As of December 31, 2021, we had $21.9 million in cash, cash equivalents and investments in short-term available-for-sale securities, and current liabilities of $9.9 million. As of December 31, 2021, we also had approximately $10.1 million of long-term liabilities outstanding, relating to our SVB Term Loan, our NuvoGen obligation, and our financing and operating leases.

In February 2020, we issued 41,100 shares of our Series A convertible preferred stock (“Series A Preferred”) to accredited investors, in exchange for the investors surrendering to us for cancellation an aggregate of 274,000 shares of our common stock. In addition, we sold an aggregate of 10,170 additional shares of our Series A Preferred to the accredited investors for aggregate gross proceeds of $0.6 million, and transaction costs of approximately $37,000. Each share of Series A Preferred is convertible into 6.67 shares of our common stock, subject to proportional adjustment and beneficial ownership limitations. In June 2020, the investors elected to convert 27,500 shares of Series A Preferred to common stock, resulting in the issuance of 183,333 shares of the Company’s common stock. The remaining 23,770 shares of Series A Preferred remain outstanding as of December 31, 2021. In the event of our liquidation, dissolution or winding up, holders of Series A Preferred will participate pari passu with any distribution of proceeds to holders of our common stock. Holders of Series A Preferred are entitled to receive dividends on shares of Series A Preferred equal (on an as converted to common stock basis) to and in the same form as dividends actually paid on our common stock. Shares of Series A Preferred generally have no voting rights, except as required by law.

In March 2020, we entered into a purchase agreement (“LP Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) pursuant to which, upon the terms and subject to the conditions and limitations set forth therein, we have the right to sell to Lincoln Park up to $20.0 million of shares of our common stock (“Purchase Shares”) from time to time over the 36-month term of the LP Purchase Agreement. The purchase price of the Purchase Shares will be based on recent closing prices of our common stock at the time of sale. We issued Lincoln Park an aggregate of 41,026 shares of our common stock as consideration for their purchase commitment pursuant to the LP Purchase Agreement. As of December 31, 2021, 352,004 shares of our common stock have been sold to Lincoln Park under the LP Purchase Agreement for aggregate proceeds of $1.9 million. Pursuant to the March 2022 Purchase Agreement, we may not sell any shares under the LP Purchase Agreement for the remainder of the 36-month term of the LP Purchase Agreement.

In April 2020, we received the proceeds from the PPP Loan in the amount of $1.7 million from SVB, as lender, pursuant to the Paycheck Protection Program of the CARES Act. In May 2021, we received notification from SVB that the PPP Loan and related accrued interest, totaling $1,735,792, was forgiven in full by the U.S. Small Business Administration, and the PPP Loan note was canceled.

In June 2020, we entered into a Loan and Security Agreement (the “Loan Agreement”) for an asset-secured loan in the principal amount of $10.0 million with Silicon Valley Bank (“SVB”), as lender (the “SVB Term Loan”). The proceeds from the SVB Term Loan were fully funded on June 25, 2020. The proceeds from the SVB Term Loan, together with cash on hand, were used to repay in full all outstanding amounts and fees due under our MidCap Credit Facility and the QNAH Convertible Note. Our SVB Term Loan bears interest at a floating rate equal to the greater of 2.50% above the Prime Rate (as defined in the Loan and Security Agreement) and 5.75% and originally required interest-only payments payable monthly in arrears through June 30, 2021. This interest-only period has been extended for an additional six months as a result of the Company’s achievement of the equity milestone defined in the Loan Agreement. The extended interest-only period will be followed by equal monthly payments of principal and interest through the maturity date of December 1, 2023. In addition, we must comply with a financial covenant requiring that we maintain a certain amount of unrestricted cash, including investments in short term available-for-sale securities, under the Loan Agreement (see Note 8 to our consolidated financial statements included elsewhere in this report). We expect that we could be out of compliance with this unrestricted minimum cash covenant as early as mid-2022 unless we are successful in raising additional equity capital or are able to amend the covenant with the bank. If sufficient additional capital is not available as and when needed, we may have to delay, scale back or discontinue one or more product development programs, curtail our commercial activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop or commercialize independently, ceases altogether, pursue a sale of the Company at a price that may result in a significant loss on investment for our stockholders, file for bankruptcy or seek other protection from creditors, or liquidate all assets. In addition, if we default under the Loan Agreement, SVB could accelerate the payment of the SVB Term Loan and ultimately foreclose on our assets.

Contractual Obligations, Commitments and Material Cash Requirements

We have had recurring operating losses and negative cash flows from operations since our inception and have an accumulated deficit of $208.3 million as of December 31, 2021. As of December 31, 2021, we had cash, cash equivalents and investments in short-term available-for-sale securities of $21.9 million and had current liabilities of $9.9 million. As of December 31, 2021, we also had approximately $10.1 million of long-term liabilities outstanding, relating to our SVB Term Loan, our NuvoGen obligation, and our financing and operating leases.

We cannot be certain that our existing resources will be sufficient to fund our planned operations and expenditures for at least the next 12 months from issuance of these consolidated financial statements. Potentially changing circumstances, including those related to COVID-19, may also result in the depletion of our capital resources more rapidly than we currently anticipate. These circumstances raise substantial doubt about our ability to continue as a going concern.

Our primary capital needs, including contractual obligations and commitments, which are subject to change, include:

•

Debt Obligations – As of December 31, 2021, our outstanding debt balance was $10.3 million. See Note 8, “Debt Obligations” within our consolidated financial statements for further detail of our debt and the timing of expected future payments.

•

NuvoGen Obligation – As of December 31, 2021, our NuvoGen obligation balance was $4.4 million. See Note 10, “Other Agreements” within our consolidated financial statements for further detail and the timing of expected future payments.

•

Operating Leases – As of December 31, 2021, our contractual commitment for operating leases was $1.5 million. See Note 11, “Leases” within our consolidated financial statements for further detail of our lease obligations and the timing of expected future payments, including a four-year maturity schedule.

•	Planned costs to operating our business, including amounts required to fund working capital and capital expenditures;
•	Support of commercialization efforts related to our current and future products; and
•	Continued advancement of research and development efforts, including those related to our planned transcriptome panel.

Until our revenue reaches a level sufficient to support self-sustaining cash flows, if ever, we expect to finance our cash needs through public or private equity offerings, debt financings, or other capital sources which may include strategic collaborations, licensing arrangements or other arrangements with third parties. Future funding requirements will depend on a number of factors, including our ability to generate significant revenue, our ability to repay our debt obligations as they become due, the cost and timing of establishing additional sales, marketing and distribution capabilities, the ongoing cost of research and development activities, the cost and timing of regulatory clearances and approvals, the effect of competing technology and market developments, the nature and timing of companion diagnostic development collaborations we may establish and the extent to which we acquire or invest in businesses, products and technologies.

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

Critical Accounting Policies and Significant Judgments and Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Critical accounting policies and estimates are those that we consider most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include those related to revenue recognition, stock-based compensation expense, inventory valuation, fair value measurements and income taxes. Actual results could materially differ from these estimates and such differences could affect the results of operations in future periods.

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

Collaborative Development Services

We follow ASC 606, Revenue from Contracts with Customers and ASC 808, Collaborative Arrangements to determine the appropriate recognition of revenue under our collaborative research, development and commercialization agreements. For the year ended December 31, 2020, collaborative development services revenue was generated from our Governing Agreement with QML. We have determined that the statements of work signed under the Governing Agreement are collaborative arrangements and that QML meets the definition of a customer under ASC 606. Additionally, each SOW is a separate contract with a single performance obligation to provide development services. Under each SOW, QML pays a monthly fee for development work performed by us and our subcontractors. The monthly fee is based on the employee and materials costs incurred during the month, which is subject to significant variability from period to period and unknown until the costs are incurred. Therefore, the monthly fee, which is based on use of hours and costs as a measure of progress, is included in the transaction price and recognized as revenue over time when the costs are incurred and the monthly fee is billed to QML. As we have the right to consideration from the customer in an amount that corresponds directly to the value to the customer of our performance completed to date, we recognize revenue in the amount to which we have the right to invoice. It is at this time that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. We also share any net profits resulting from performance of the development work with QML as determined pursuant to the Governing Agreement. Such profit-sharing payment(s) is deemed to be variable consideration using the expected value method and is included in the transaction price upon completion of the respective SOW deliverables, acceptance of corresponding deliverables, and the mutual agreement by both parties on the calculation of net profit, which is when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

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

Our portfolio of securities comprises high credit quality corporate debt securities classified as available-for-sale securities.

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

Stockholders and Board of Directors

HTG Molecular Diagnostics, Inc.

Tucson, Arizona

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HTG Molecular Diagnostics, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative operating cash flows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Reserve for Excess and Obsolete Inventory

As more fully described in Notes 2 and 3 to the consolidated financial statements, the Company’s consolidated inventory balance was approximately $2.7 million at December 31, 2021. Inventory, consisting of raw materials, work in process and finished goods, is stated at the lower of cost (first-in, first-out) or net realizable value. The Company reserves its inventory for estimated obsolescence or inventory in excess of expected sales or unmarketable inventory, based upon assumptions about future demand and market conditions.

We identified the valuation of inventories with respect to excess and obsolete inventory as a critical audit matter. Specifically, the determination of the reserve for excess and obsolete inventory requires management to make judgments and assumptions about the future usage and sales of inventory. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address this matter.

The primary procedures we performed to address this critical audit matter included:

•

Evaluating management’s process for establishing a reserve for excess and obsolete inventory by understanding inventory management practices and assessing the appropriateness of management’s estimation.

•	Assessing whether any known or knowable factors occurred subsequent to year end that impact management’s forecast of future inventory usage.
•

Evaluating the reasonableness of certain management forecasts by comparing forecasted sales for the current period to actual sales for the current period and quantifying the impact of any variations on future forecasts.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2014.

Los Angeles, California

March 29, 2022

HTG Molecular Diagnostics, Inc.

Consolidated Balance Sheets

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$9,599,950	$22,397,812
Short-term investments available-for-sale, at fair value	12,343,456	6,298,075
Accounts receivable, net of allowance of $20,315 at December 31, 2021 and $0 at December 31, 2020	2,092,466	1,588,767
Inventory, net of allowance of $25,306 at December 31, 2021 and $26,052 at December 31, 2020 – current	1,987,753	1,492,126
Prepaid expenses and other	1,163,339	1,094,273
Total current assets	27,186,964	32,871,053
	1,345,361	1,009,097
Property and equipment, net	1,118,886	1,227,402
Other non-current assets	809,476	90,356
Total assets	$30,460,687	$35,197,908

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,649,440	$1,348,762
Accrued liabilities	2,022,569	1,459,878
Contract liabilities – current	124,941	185,083
NuvoGen obligation – current	548,301	512,729
Current portion of long-term debt	5,167,586	3,022,139
Operating lease liabilities – current	413,865	685,220
Other current liabilities	16,808	22,563
Total current liabilities	9,943,510	7,236,374
NuvoGen obligation - non-current, net of discount	3,900,880	4,479,396
Long-term debt, net of current portion, discount and debt issuance costs	5,178,629	8,568,308
Operating lease liabilities - non-current	949,461	368,682
Other non-current liabilities	88,383	60,488
Total liabilities	20,060,863	20,713,248
Commitments and Contingencies (Note 15)
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 23,770 shares authorized, issued and outstanding at December 31, 2021 and 2020	24	24
Common stock, $0.001 par value; 26,666,667 shares authorized at December 31, 2021 and 2020, 7,588,085 shares issued and outstanding at December 31, 2021 and 5,199,997 shares issued and outstanding at December 31, 2020	7,588	5,200
Additional paid-in-capital	218,723,349	205,661,999
Accumulated other comprehensive income	1,894	5,298
Accumulated deficit	(208,333,031)	(191,187,861)
Total stockholders’ equity	10,399,824	14,484,660
Total liabilities and stockholders' equity	$30,460,687	$35,197,908

The accompanying notes are an integral part of these consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2021	2020
Revenue:
Product and product-related services	$8,906,828	$7,890,854
Collaborative development services	—	658,010
Total revenue	8,906,828	8,548,864

Operating expenses:
Cost of product and product-related services revenue	4,094,980	3,991,532
Selling, general and administrative	16,546,740	18,063,064
Research and development	6,088,934	6,079,907
Total operating expenses	26,730,654	28,134,503
Operating loss	(17,823,826)	(19,585,639)

Other income (expense):
Interest expense	(1,064,545)	(1,024,774)
Interest income	29,884	254,736
Other income	—	22,268
Gain on forgiveness of PPP Loan	1,735,792	—
Loss on extinguishment of MidCap Credit Facility and QNAH Convertible Note	—	(522,394)
Total other income (expense)	701,131	(1,270,164)
Net loss before income taxes	(17,122,695)	(20,855,803)
Provision for income taxes	(22,475)	(14,415)
Net loss	$(17,145,170)	$(20,870,218)
Net loss per share, basic and diluted	$(2.47)	$(4.51)
Shares used in computing net loss per share, basic and diluted	6,936,131	4,627,918

The accompanying notes are an integral part of these consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2021	2020
Net loss	$(17,145,170)	$(20,870,218)
Other comprehensive income (loss), net of tax effect:
Unrealized gain on short-term investments	—	9
Foreign currency translation adjustment	(3,404)	10,253
Total other comprehensive income (loss)	(3,404)	10,262
Comprehensive loss	$(17,148,574)	$(20,859,956)

The accompanying notes are an integral part of these consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2020	-	$-	3,872,682	$3,873	$194,288,368	$(4,964)	$(170,317,643)	$23,969,634
Stock-based compensation expense	—	—	—	—	1,584,666	—	—	1,584,666
Release of restricted stock awards	—	—	7,911	8	111	—	—	119
Net share settlement of restricted stock awards	—	—	(1,764)	(2)	(14,047)	—	—	(14,049)
Stock issued under stock purchase plans	—	—	6,286	6	62,156	—	—	62,162
Issuance of common stock from ATM offering, net of commissions and issuance costs of approximately $0.3 million	—	—	955,240	955	7,544,883	—	—	7,545,838
Issuance of Series A convertible preferred stock in private placement, net of issuance costs of approximately $37,000	10,170	10	—	—	562,945	—	—	562,955
Cancellation of common stock received in exchange for Series A convertible preferred stock	—	—	(274,000)	(274)	(2,424,626)	—	—	(2,424,900)
Issuance of Series A convertible preferred stock in exchange for outstanding common stock	41,100	41	—	—	2,424,859	—	—	2,424,900
Conversion of Series A convertible preferred stock for common stock	(27,500)	(27)	183,333	183	(156)	—	—	-
Shares issued, including stock compensation expense in connection with LP Purchase Agreement	—	—	238,658	239	1,181,844	—	—	1,182,083
Exercise of pre-funded warrants	—	—	211,784	212	31,556	—	—	31,768
Issuance of common stock warrants in connection with SVB Term Loan	—	—	—	—	420,000	—	—	420,000
Cash in lieu of fractional shares related to reverse stock split	—	—	(133)	—	(560)	—	—	(560)
Net loss	—	—	—	—	—	—	(20,870,218)	(20,870,218)
Unrealized gain on short-term investments	—	—	—	—	—	9	—	9
Foreign currency translation adjustment	—	—	—	—	—	10,253	—	10,253
Balance at December 31, 2020	23,770	$24	5,199,997	$5,200	$205,661,999	$5,298	$(191,187,861)	$14,484,660
Stock-based compensation expense	—	—	—	—	1,317,351	—	—	1,317,351
Release of restricted stock awards	—	—	4,529	4	—	—	—	4
Net share settlement of restricted stock awards	—	—	(611)	—	(3,239)	—	—	(3,239)
Employee stock purchase plan expense	—	—	—	—	57,669	—	—	57,669
Stock issued under stock purchase plans	—	—	33,963	34	125,794	—	—	125,828
Issuance of common stock from ATM offering, net of commissions of approximately $0.3 million	—	—	2,050,879	2,051	10,663,768	—	—	10,665,819
Issuance of common stock in connection with LP Purchase Agreement	—	—	154,372	154	899,826	—	—	899,980
Exercise of pre-funded warrants	—	—	144,881	145	(145)	—	—	—
Exercise of stock options	—	—	75	—	326	—	—	326
Net loss	—	—	—	—	—	—	(17,145,170)	(17,145,170)
Foreign currency translation adjustment	—	—	—	—	—	(3,404)	—	(3,404)
Balance at December 31, 2021	23,770	$24	7,588,085	$7,588	$218,723,349	$1,894	$(208,333,031)	$10,399,824

The accompanying notes are an integral part of these consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2021	2020
Operating activities
Net loss	$(17,145,170)	$(20,870,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	721,246	1,346,560
Accretion of discount on NuvoGen obligation	(12,288)	(12,936)
Provision for excess inventory	174,589	53,298
Amortization of QNAH Convertible Note issuance costs	—	6,505
Amortization of MidCap Credit Facility discount and issuance costs	—	101,482
Amortization of SVB Term Loan discount and issuance costs	470,281	243,541
Stock-based compensation expense	1,317,355	1,584,785
Employee stock purchase plan expense	57,669	21,186
Bad debt expense	20,315	—
Non-cash operating lease expense	458,001	629,501
Accrued interest on available-for-sale securities investments	(25,018)	(72,503)
Stock compensation expense in connection with LP Purchase Agreement	—	205,538
Gain on forgiveness of PPP Loan	(1,735,792)	—
Loss on extinguishment of Midcap Credit Facility and QNAH Convertible Note	—	522,394
Loss on abandonment and disposal of assets, net	180,008	105,063
Changes in operating assets and liabilities:
Accounts receivable	(805,736)	1,575,409
Inventory	(1,365,384)	(256,940)
Prepaid expenses and other	619,226	284,921
Deferred offering costs	—	140,320
Accounts payable	453,337	(23,801)
Accrued liabilities	616,447	(409,035)
Contract liabilities	(38,314)	(683,716)
Operating lease liabilities	(469,326)	(783,731)
Net cash used in operating activities	(16,508,554)	(16,292,377)
Investing activities
Purchase of property and equipment	(644,381)	(453,552)
Maturities of available-for-sale securities	12,600,000	31,650,000
Purchase of available-for-sale securities	(18,620,363)	(12,465,341)
Net cash (used in) provided by investing activities	(6,664,744)	18,731,107
Financing activities
Proceeds from issuance of SVB Term Loan	—	10,000,000
Payment of SVB Term Loan issuance costs	—	(115,193)
Payments for extinguishment of MidCap Credit Facility	—	(7,438,623)
Payments for extinguishment of QNAH Convertible Note	—	(3,000,000)
Proceeds from ATM Offering, net of commissions of $0.3 million	10,665,819	7,545,838
Proceeds from LP Purchase Agreement	899,980	976,545
Proceeds from PPP Loan	—	1,717,000
Proceeds from Series A convertible preferred stock in private placement	—	562,955
Payments on NuvoGen obligation	(530,656)	(645,949)
Proceeds from exercise of pre-funded warrants	—	31,768
Payments on financing leases	(22,563)	(41,134)
Proceeds from exercise of stock options	326	—
Taxes paid for net share settlement of restricted stock awards	(3,239)	(14,049)
Cash in lieu of fractional shares related to reverse stock split	—	(560)
Proceeds from shares purchased under stock purchase plans	125,828	40,976
Payments on 2021 and 2020 Insurance Notes	(743,873)	(570,096)
Net cash provided by financing activities	10,391,622	9,049,478
Effect of exchange rates on cash	(16,186)	19,609
Increase (decrease) in cash, cash equivalents and restricted cash	(12,797,862)	11,507,817
Cash, cash equivalents and restricted cash at beginning of year	22,397,812	10,889,995
Cash and cash equivalents at end of year	$9,599,950	$22,397,812
Supplemental disclosure of noncash investing and financing activities
Issuance of Series A convertible preferred stock in exchange for outstanding common stock	$-	$2,424,900
Issuance of common stock upon conversion of Series A convertible preferred stock	—	1,622,500
Issuance of common stock warrants in connection with SVB Term Loan	—	420,000
Issuance of common stock from cashless exercise of pre-funded warrants	145	—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	1,302,457	447,987
Carrying value of demonstration units transferred from property and equipment to inventory	16,128	18,817
2021 and 2020 Insurance Notes issued for insurance premiums	746,360	735,195
Reclassification of contract liability to refund liability	—	281,722
Disposal of fully depreciated assets	635,870	—
Gain on forgiveness of PPP Loan	1,735,792	—
Supplemental cash flow information
Cash paid for interest	$599,922	$869,857
Cash paid for taxes	12,665	17,514

The accompanying notes are an integral part of these consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business, Basis of Presentation and Principles of Consolidation

HTG Molecular Diagnostics, Inc. (the “Company”) is a life science company whose mission is to advance precision medicine through its innovative transcriptome-wide profiling technology. The Company derives revenue from sales of its HTG EdgeSeq system and integrated next-generation sequencing-based (“NGS-based”) HTG EdgeSeq assays, from sample processing services performed in its VERI/O laboratory and from collaborative development services.

The Company operates in one segment and its customers and distributors are geographically located primarily in the United States and Europe. For sales to distributors, their locations may be different from the locations of the end customers. For the year ended December 31, 2021, approximately 31% of the Company’s revenue was generated from sales originated by customers located outside of the United States, compared with 35% for the year ended December 31, 2020.

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

The Company experienced a significant slowing of product and product-related services revenue generation beginning in March 2020 and believes that while it has seen some recovery, this impact will continue to be seen at some level at least through the first half of 2022. The extent of this impact varied from customer to customer depending upon how they have been directly or indirectly impacted by local stay-at-home orders and other social distancing measures, prioritization by those customers as the immediate impacts of the pandemic have passed, and the workforce and supplier impacts that each customer has experienced during the pandemic. The Company has not experienced delays in its development efforts because of stay-at-home orders despite its efforts to prioritize the safety of its employees during this pandemic. In addition, the impact of the COVID-19 pandemic on the Company’s ability to source raw materials and other supplies has not been significant to date. However, a change in or loss of suppliers or other supply chain or distribution network partners due to the ongoing impacts of the pandemic on the global economy could adversely affect the Company’s business and the businesses of its vendors, partners and customers, and could result in future reductions in sales and operating results.

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

Principles of Consolidation

The Company formed a French subsidiary, HTG Molecular Diagnostics France SARL, in November 2018. The consolidated financial statements include the accounts of the Company and this wholly owned subsidiary after elimination of intercompany transactions and balances as of December 31, 2021 and 2020.

Going Concern and Liquidity

Management has assessed the Company’s ability to continue as a going concern within one year of issuance of these consolidated financial statements. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of the assets and satisfaction of liabilities in the normal course of business. However, the Company has had recurring operating losses and negative operating cash flows since its inception and has an accumulated deficit of $208.3 million as of December 31, 2021. As of December 31, 2021, the Company had working capital of $17.2 million and long-term liabilities of $10.1 million. The Company’s liability balances consist primarily of its debt obligations, including an asset-secured loan with Silicon Valley Bank (“SVB”) (the “SVB Term Loan”) (see Note 8), as well as an obligation to NuvoGen Research, LLC (the “NuvoGen obligation”) (see Note 10). Potentially changing circumstances, including COVID-19 uncertainties, may result in the depletion of the Company’s capital resources more rapidly than it currently anticipates, resulting in the Company not having adequate resources to fund its planned operations and expenditures for at least the next 12 months and to comply with the financial covenant in the Loan and Security Agreement for the SVB Term Loan (the “Loan Agreement”). These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

The Company will need to raise additional capital to fund its operations and service its long-term debt obligations until its revenue reaches a level sufficient to provide for self-sustaining cash flows. There can be no assurance that additional capital will be available on acceptable terms, or at all, or that the Company’s revenue will reach a level sufficient to provide for self-sustaining cash flows. In addition, the Company must comply with a financial covenant in the Loan Agreement requiring the Company to maintain unrestricted cash, including short term available-for-sale securities, of not less than the greater of (i) $12.5 million and (ii) an amount equal to six times the amount of the Company’s average monthly Cash Burn (as defined in the Loan Agreement) over the trailing three months. The Company currently expects that it may not be in compliance with this unrestricted cash covenant as early as mid-2022 unless it is successful in raising additional equity capital or is able to amend the covenant with SBV. If the Company breaches the covenant, the Company may have to delay, scale back or discontinue one or more product development programs, curtail its commercialization activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that the Company otherwise would have sought to develop or commercialize independently, cease operations altogether, pursue a sale of the Company at a price that may result in a significant loss on investment for its stockholders, file for bankruptcy or seek other protection from creditors, or liquidate all assets. In addition, if the Company defaults under the Loan Agreement, SVB could charge an interest rate of 5% above the otherwise applicable floating rate, accelerate the payment of the SVB Term Loan and ultimately foreclose on the Company’s assets.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s estimates include revenue recognition, stock-based compensation expense, bonus and warranty accrual, income tax valuation allowances and reserves, recovery of long‑lived assets, lease liability, inventory obsolescence and valuation of inventory, accounts receivable, allowance for doubtful accounts and available-for-sale securities. Actual results could materially differ from those estimates, especially in light of the significant uncertainty that remains as to the full impact of COVID-19 on the Company’s operations, as well as those of its workforce, supply chains, distribution networks and those of its customers.

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

Investments in Available-for-Sale Securities

The Company classifies its debt securities, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive loss, net of tax, as available-for-sale securities. Investments in securities with maturities of less than one year, or where management’s intent is to use the investments to fund current operations, or to make them available for current operations, are classified as short-term investments. Realized gains, realized losses and declines in value of securities judged to be other-than-temporary, are included in other income (expense) within the consolidated statements of operations. The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Interest earned on securities is also included in other income (expense) within the consolidated statements of operations.

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

The NuvoGen obligation relates to an asset purchase transaction with a then-common stockholder of the Company (see Note 10). As of December 31, 2021, the estimated aggregate fair value of the NuvoGen obligation is approximately $4.6 million, determined using a Monte Carlo simulation with key assumptions including future revenue, volatility, discount and risk-free rates. The estimated fair value of the NuvoGen obligation represents a Level 3 measurement.

Inventory

Inventory, consisting of raw materials, work in process and finished goods, is stated at the lower of cost (first-in, first-out) or net realizable value. Cost is determined using a standard cost system, whereby the standard costs are updated periodically to reflect current costs. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion and disposal. The Company reserves or writes down its inventory for estimated obsolescence or inventory in excess of reasonably expected near term sales or unmarketable inventory, in an amount equal to the difference between the cost of inventory and the estimated market value, based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. Inventory impairment charges establish a new cost basis for inventory and charges are not reversed subsequently to income, even if circumstances later suggest that increased carrying amounts are recoverable. The Company classifies inventory as long-term when the Company expects to utilize the inventory beyond its normal operating cycle.

Equipment that is under evaluation for purchase remains in inventory as the Company maintains title to the equipment throughout the evaluation period. The period of time customers use to evaluate the Company’s equipment generally ranges from 90 to 180 days, and in certain circumstances the evaluation period may need to be extended beyond that period. However, in no case will the evaluation period exceed one year. If the customer has not purchased the equipment or entered into a reagent rental agreement with the Company after evaluating the product for one year, the equipment is returned to the Company or the customer is allowed to continue use of the equipment, in which case the equipment is written off to selling, general and administrative expense in the consolidated statements of operations. HTG EdgeSeq instruments at customer locations under evaluation agreements are included in finished goods inventory. Finished goods inventory under evaluation as of December 31, 2021 was $204,638 compared with $50,855 as of December 31, 2020.

Property and Equipment

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flow, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Although the Company has accumulated losses since inception, the Company believes the future cash flows will be sufficient to exceed the carrying value of the Company’s long-lived assets. There were no impairments of long-lived assets during the years ended December 31, 2021 and 2020.

Leases

Arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheets as both a right-of-use asset and a lease liability for each type of lease, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For financing leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded to rent expense as incurred.

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

Debt Issuance Costs and Debt Discounts

Costs incurred to issue non-revolving debt instruments are recognized as a reduction to the related debt balance in the consolidated balance sheets and amortized to interest expense over the contractual term of the related debt using the effective interest method. Costs incurred to issue the Loan Agreement with SVB were deferred as an asset in the consolidated balance sheets and are being amortized on a straight-line basis to interest expense over the term of the loan. Cost incurred to issue the MidCap Credit and Security Agreement (Revolving Loan) under the Company’s credit facility with MidCap Financial Trust (the “MidCap Credit Facility”) were deferred as an asset in the consolidated balance sheets and amortized on a straight-line basis to interest expense over the term of the revolving commitment until extinguishment of the MidCap Credit Facility in June 2020 (see Note 8).

Contract Liabilities

Contract liabilities represent cash receipts for products or services to be delivered in future periods, including up-front fees received relating to custom research use only (“RUO”) assay design and collaborative development services. When products or services are delivered to customers, contract liabilities are recognized as earned. Up-front fees received for custom RUO assay design or collaborative development services are recognized over time based on the costs incurred to date compared with total expected costs as design or development procedures are completed and outputs are produced.

Revenue Recognition

The Company accounts for its revenue in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”) and ASC 808, Collaborative Arrangements (“ASC 808”).

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

COVID-19 Related Credits and Relief

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to COVID‑19. On April 21, 2020, the Company received proceeds from a loan pursuant to the Paycheck Protection Program (“PPP”) of the CARES Act (the “PPP Loan”) in the amount of $1.7 million from SVB, as lender (see Note 8). The Company applied for full forgiveness of the PPP Loan in October 2020. In May 2021, the Company received notification that the PPP Loan and related accrued interest, totaling $1,735,792, were forgiven by the U.S. Small Business Administration (“SBA”), and that the PPP Loan note had been canceled.

There is no guidance in U.S. GAAP that specifically addresses the accounting by a business entity that obtains a forgivable loan from a government entity. Notwithstanding the absence of specific guidance in U.S. GAAP and given the significant uncertainties related to whether many entities that received loans are qualified for a PPP Loan and would meet the conditions for loan forgiveness, the Company accounted for the PPP Loan as debt in accordance with FASB, ASC 470, Debt. Based upon the guidance in ASC 470, the Company recorded a liability for the total amount of the loan upon receipt of the proceeds. Upon confirmation from the SBA that the PPP Loan was forgiven in full and the PPP Loan had been canceled, the Company reversed the liability and related accrued interest and recorded a gain on forgiveness of the PPP Loan.

In December 2020, the Consolidated Appropriations Act (the “Appropriations Act”) was signed into law to further address the ongoing impacts of COVID-19. The Appropriations Act introduced several additional potential credits and benefits for employers to consider applying for, including, but not limited to, the ability for employers who have previously obtained a PPP Loan to potentially also qualify for Employee Retention Credits (“ERC”), initially created as part of the CARES Act. The ERC provided a per employee credit to eligible businesses based on a percentage of qualified wages and health insurance benefits paid to employees. The benefit was provided as a refundable payroll tax credit claimed quarterly as a reduction to payroll taxes or cash refunds. The initial credit available was equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2021. In March 2021, the American Rescue Plan of 2021 was enacted to, amongst other things, extend and expand ERC benefits through December 31, 2021. In accordance with these additional relief provisions, the tax credit was increased to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee was increased to $10,000 of qualified wages per quarter. In November 2021, the Infrastructure Investment and Jobs Act was signed into law and ends the employee retention credit early, making wages paid after September 30, 2021, ineligible for the credit.

The Company qualified for certain ERC benefits during the years ended December 31, 2021 and 2020. As there is no guidance in U.S. GAAP that specifically addresses the accounting for the receipt of government assistance similar to the ERC, the Company considered two primary approaches in accounting for the ERC. The first was as government grants, by reference to ASC 958-605, Not-for-Profit-Entities Revenue Recognition, and the other by reference to IAS 20, Accounting for Government Grants and Disclosure of Government Assistance. With reference to IAS 20, the Company considered the following: (1) Under this model, the Company would not recognize government assistance until reasonably sure any conditions attached to the assistance would be met, and the Company would in fact receive the funds. (2) Once the Company was reasonably certain the conditions were met, the Company would then record the earnings impact of the grants over the periods in which the Company recognizes the costs the grants are intended to pay for. These costs should be recognized as expenses. (3) The funds could be recorded as other income or as an offset to related qualifying expenses. The Company has historically offset actual expenses that are reimbursed within the applicable expense line. Because the ERC was intended to reimburse the Company for actual costs incurred during the given period or quarter, the Company determined that it was most reasonable to account for these credits as an offset to the qualifying payroll expenses.

ERC benefits of approximately $1.7 million and $0.5 million were included in operating expenses as an offset to the related compensation costs in the accompanying consolidated statements of operations for the years ended December 31, 2021 and 2020, respectively, as follows:

	Years Ended December 31,
	2021	2020
Cost of product and product-related services revenue	$467,481	$108,714
Selling, general and administrative	795,650	229,025
Research and development	444,888	135,744
	$1,708,019	$473,483

ERC benefits receivable of $0.4 million and $0.5 million were included in prepaid expenses and other in the accompanying consolidated balance sheets as of December 31, 2021 and 2020, respectively. The Company has also applied the guidance in ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance (“ASU No. 2021-10) retrospectively to the ERC in its financial reporting for the years ended December 31, 2021 and 2020.

Laws and regulations concerning government programs, including the ERC and PPP Loan, are complex and subject to varying interpretations. Claims made under these programs may also be subject to retroactive audit and review. While we do not believe there is a basis for estimation of an audit or recapture risk at this time, there can be no assurance that regulatory authorities will not challenge the Company’s claim to the ERC or PPP Loan in a future period.

Product Warranty

The Company generally provides a one-year warranty on its HTG EdgeSeq platform covering the performance of system hardware and software in conformance with customer specifications under normal use and protecting against defects in materials and workmanship. The Company may, at its option, replace, repair or exchange products covered under valid warranty claims. A provision for estimated warranty costs is recognized at the time of sale, through cost of product and product-related services revenue, based upon recent historical experience and other relevant information as it becomes available. Customers have the option to purchase an extended warranty after the one-year warranty period expires. The Company continuously assesses the adequacy of its product warranty accrual by reviewing actual claims and adjusts the provision as needed. Warranty accrual is included in accrued liabilities and other non-current liabilities in the consolidated balance sheets.

Research and Development Expenses

Research and development expenses represent costs incurred internally for and externally in support of research and development activities. These costs include those generated through research and development efforts for the improvement and expansion of the Company’s proprietary technology and product offerings, including the technology related to the Company’s HTG Therapeutics business units, costs to continue improving and expanding the utility of the HTG EdgeSeq technology, as well as those related to third-party collaborative development agreements, for which related revenue is included in collaborative development services revenue in the consolidated statements of operations. There were no costs associated with collaborative development services included in research and development expense in the consolidated statements of operations for the year ended December 31, 2021.

Stock-based Compensation

The Company incurs stock-based compensation expense relating to grants of restricted stock units (“RSUs”) and stock options to employees, consultants and non-employee directors under its equity incentive plans, and stock purchase rights granted under its employee stock purchase plans.

The Company recognizes expense for stock-based awards based on the fair value of awards on the date of grant. The fair value of RSUs is based on the quoted market price of the Company’s common stock on the date of grant. The fair value of stock purchase rights and stock options granted pursuant to the Company’s equity incentive plans is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value utilizing the Black-Scholes option pricing model is affected by the fair value of the Company’s stock price and several assumptions, including volatility, expected term, risk-free interest rate, and dividend yield. Generally, these assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. The Company accounts for forfeitures as they occur.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts and tax base of assets and liabilities using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established against net deferred tax assets for the uncertainty it presents of our ability to use the net deferred tax assets, in this case, primarily carryforwards of net operating tax losses and research and development tax credits. In assessing the realizability of net deferred tax assets we have assessed the likelihood that net deferred tax assets will be recovered from future taxable income, and to the extent that it is “more likely than not” that the assets will not be recovered or there is an insufficient history of operating profits, a valuation allowance is established. We record the valuation allowance in the period we determine that it is more likely than not that net deferred tax assets will not be realized. For the years ended December 31, 2021 and 2020, we have provided a full valuation allowance for all net deferred tax assets due to their current realization being considered remote in the near term. Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement. Therefore, for income tax positions where it is not more likely than not that a tax benefit will be sustained in a court of last resort, the Company does not recognize a tax benefit in its financial statements.

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

Adjustments resulting from translating foreign functional currency financial statements of the Company’s wholly owned subsidiary into U.S. Dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income (loss) in the consolidated statements of changes in stockholder’s equity.

Comprehensive Income (Loss)

Comprehensive income (loss) includes certain changes in equity that are excluded from net loss. Specifically, unrealized gains and losses on short-term available-for-sale investments and adjustments resulting from translating foreign functional currency financial statements into U.S. Dollars are included in comprehensive loss.

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

The Company’s top two customers accounted for 20% and 10% of the Company’s total revenue for the year ended December 31, 2021, compared with the top customer accounting for 11% of the Company’s total revenue for the year ended December 31, 2020. The largest two customers accounted for approximately 18% and 17% of the Company’s accounts receivable as of December 31, 2021. The third and fourth largest customers accounted for approximately 10% each of the Company’s accounts receivable as of December 31, 2021. The largest two customers accounted for approximately 9% each of the Company’s accounts receivable as of December 31, 2020.

Two vendors accounted for 28% and 16% of the Company’s accounts payable as of December 31, 2021, compared with two vendors who accounted for 21% and 20% of the Company’s accounts payable as of December 31, 2020.

The Company is also subject to supply chain risks related to the reliance on a single supplier to manufacture a subcomponent used in its HTG EdgeSeq instruments. Although there are a limited number of manufacturers for components of this type, the Company believes that other suppliers could provide similar products on comparable terms. However, a change in or loss of this supplier could significantly delay the delivery of products, which in turn would materially affect the Company’s ability to generate revenue.

Recently Adopted Accounting Pronouncements

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 842): Disclosures by Business Entities about Government Assistance, which aims to provide increased transparency by requiring business entities to disclose information about certain types of governmental assistance they receive in the notes to the financial statements. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The new guidance does not apply to transactions that a business accounts for under the income tax, revenue recognition, gain contingency or debt rules. The guidance in ASU 2021-10 was effective for financial statements of all entities for annual periods beginning after December 15, 2021. The Company has early adopted this guidance retrospectively, applying it to all transactions within the scope of the amendments reflected in its consolidated financial statements as of and for the years ended December 31, 2021 and 2020. As the Company’s accounting for ERC benefits was in accordance with this guidance, the impact of adoption was limited to disclosures relating to these transactions.

In October 2020, the FASB issued ASC Update (“ASU”) No. 2020-10, Codification Improvements (“Update No. 2020-10”), which amended a variety of topics in the FASB Codification in order to improve the consistency of the Codification and the application thereof, while leaving GAAP unchanged. Update No. 2020-10 was effective for fiscal years beginning after December 15, 2020 for public business entities. The Company’s adoption of this standard on January 1, 2021 did not have a material impact on its consolidated financial statements or related footnote disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects of the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This standard was effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. The Company’s adoption of this standard on January 1, 2021 did not have a material impact on its consolidated financial statements or related footnote disclosures

Recent Accounting Pronouncements

The following are new FASB ASUs that had not been adopted by the Company as of December 31, 2021:

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which was subsequently amended by ASU 2018-19, ASU 2019-10 and ASU 2020-02, and requires the measurement of expected credit losses for financial instruments carried at amortized cost held at the reporting date based on historical experience, current conditions and reasonable forecasts. The updated guidance also amends the current other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. With the issuance of ASU 2019-10 in November 2019, the standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2022. Early adoption is permitted, including in any interim period. The Company will continue to assess the possible impact of this standard, but currently does not expect the adoption of this standard will have a significant impact on its consolidated financial statements, given the high credit quality of the obligors to its available-for-sale debt securities and its history of minimal bad debt expense relating to trade accounts receivable.

Note 3. Inventory

Inventory, net of allowance, consisted of the following as of the date indicated:

	December 31,
	2021	2020
Raw materials	$1,964,407	$1,079,528
Work in process	312,803	147,455
Finished goods	447,145	291,195
Total gross inventory	2,724,355	1,518,178
Less inventory allowance	(25,306)	(26,052)
	$2,699,049	$1,492,126

Inventory of $2.0 million and $0.7 million was included in inventory – current and other non-current assets, respectively, in the consolidated balance sheets as of December 31, 2021. There was no inventory classified as long-term as of December 31, 2020.

For the years ended December 31, 2021 and 2020, the Company recorded adjustments to the provision for excess inventory of $174,589 and $53,298, respectively. Adjustments in these periods to the allowance for estimated shrinkage, obsolescence and excess inventory and to the inventory reserve have been included in cost of product and product-related services revenue in the consolidated statements of operations.

Note 4. Fair Value

Financial assets and liabilities measured at fair value are classified in their entirety in the fair value hierarchy, based on the lowest level input significant to the fair value measurement. The following table classifies the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2021 and 2020, respectively, in the fair value hierarchy:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$9,083,302	$—	$—	$9,083,302
Investments available-for-sale at fair value
Corporate debt securities	—	12,343,456	—	12,343,456
Total	$9,083,302	$12,343,456	$—	$21,426,758

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$17,497,282	$—	$—	$17,497,282
Corporate debt securities		4,499,270		4,499,270
Investments available-for-sale at fair value
Corporate debt securities	—	6,298,075	—	6,298,075
Total	$17,497,282	$10,797,345	$—	$28,294,627

There were no other financial instruments subject to fair value measurement on a recurring basis. Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the years ended December 31, 2021 and 2020.

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

Fair values of these assets are based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not adjust any of the valuations received from these third parties with respect to any of its Level 1 or 2 securities for either of the years ended December 31, 2021 or 2020 and did not have any Level 3 financial assets or liabilities during either of these periods.

Note 5. Available-for-Sale Securities

The Company’s portfolio of available-for-sale securities consists of high credit quality corporate debt securities as of December 31, 2021. The following is a summary of the Company’s available-for-sale securities as of December 31, 2021 and 2020:

	December 31, 2021
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
Corporate debt securities	12,343,456	—	—	12,343,456
Total available-for-sale securities	$12,343,456	$—	$—	$12,343,456

	December 31, 2020
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
Corporate debt securities	6,298,075	—	—	6,298,075
Total available-for-sale securities	$6,298,075	$—	$—	$6,298,075

There were no gross unrealized losses relating to the Company’s available-for-sale securities investments as of December 31, 2021. The net adjustment to unrealized holding gains on short-term investments, net of tax in other comprehensive income were immaterial for each of the years ended December 31, 2021 and 2020.

Contractual maturities of debt investment securities as of December 31, 2021 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Under
	1 Year	1 to 2 Years	Total
Corporate debt securities	12,343,456	—	12,343,456
Total available-for-sale securities	$12,343,456	$—	$12,343,456

The Company conducts a regular assessment of its debt securities with unrealized losses to determine whether securities have OTTI considering, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral, market conditions and whether the Company intends to sell or it is more likely than not that the Company will be required to sell the debt securities. As the Company did not have any unrealized losses as of December 31, 2021, there was no OTTI of its available-for-sale securities as of that date.

Note 6. Property and Equipment

Property and equipment, net consisted of the following as of the dates indicated:

	December 31,
	2021	2020
Furniture & fixtures	$872,877	$1,082,717
Leasehold improvements	1,931,762	1,943,534
Equipment used in manufacturing	2,432,242	2,166,743
Equipment used in research & development	2,343,930	2,506,644
Equipment used in the field	216,218	208,005
Software	480,740	420,301
Property and equipment	8,277,769	8,327,944
Less: accumulated depreciation and amortization	(7,158,883)	(7,100,542)
	$1,118,886	$1,227,402

Depreciation and leasehold improvement amortization expense was $0.7 million and $1.3 million for the years ended December 31, 2021 and 2020, respectively.

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following as of the dates indicated:

	December 31,
	2021	2020
Accrued employee bonuses	$1,254,355	$436,799
Payroll and employee benefit accruals	389,385	694,058
Accrued product warranty	97,512	92,696
Other accrued liabilities	281,317	236,325
	$2,022,569	$1,459,878

Note 8. Debt Obligations.

Current portion of long-term debt consisted of the following as of the dates indicated:

	December 31,
	2021	2020
SVB Term Loan	$5,000,000	$2,000,000
PPP Loan	—	857,040
2021 Insurance Note	167,586	—
2020 Insurance Note	—	165,099
	$5,167,586	$3,022,139

Long-term debt, net of current portion, discount and debt issuance costs, consisted of the following as of the dates indicated:

	December 31,
	2021	2020
SVB Term Loan, net of discount and debt issuance costs	$5,178,629	$7,708,348
PPP Loan	—	859,960
	$5,178,629	$8,568,308

SVB Term Loan

On June 24, 2020 (the “Closing Date”), the Company entered into the Loan Agreement with SVB.

The proceeds from the SVB Term Loan in the amount of $10.0 million were fully funded on June 25, 2020. Together with cash on hand, the proceeds were used to repay in full all outstanding amounts and fees due under the MidCap Credit Facility in an aggregate amount equal to $7.5 million, including collateral agent legal fees and prepayment fees, in addition to the Company’s subordinated convertible promissory note to QNAH (the “QNAH Convertible Note”) and related accrued interest in the aggregate amount of $3.2 million. As a result of the repayment, the Company recorded a loss on extinguishment of the MidCap Credit Facility and the QNAH Convertible Note of $0.5 million in other income (expense) in the accompanying consolidated statements of operations for the year ended December 31, 2020. All obligations under the MidCap Credit Facility and the QNAH Convertible Note were fulfilled as a result of this extinguishment.

The SVB Term Loan bears interest at a floating rate equal to the greater of 2.50% above the Prime Rate (as defined in the Loan Agreement) and 5.75%. Interest on the SVB Term Loan is due and payable monthly in arrears. The SVB Term Loan originally required interest-only payments through June 30, 2021. As a result of the Company’s achievement of an equity milestone defined in the Loan Agreement during the quarter ended June 30, 2021, the interest-only period was extended for six months through December 31, 2021. Following the extended interest-only period, the Company is obligated to make equal monthly payments of principal and interest through the maturity date of December 1, 2023.

Prepayments of the SVB Term Loan, in whole or in part, are subject to early termination fees in an amount equal to 2.0% of principal prepaid if prepayment occurs after the first anniversary of the Closing Date but on or prior to the second anniversary of the Closing Date, and 1.0% of principal prepaid if prepayment occurs after the second anniversary of the Closing Date and prior to the maturity date.

Upon termination of the Loan Agreement, the Company is required to pay a final fee equal to 8.00% of the principal amount of the SVB Term Loan.

The Company’s obligations under the Loan Agreement are secured by a security interest in substantially all of its assets, excluding intellectual property (which is subject to a negative pledge), and the Company’s future subsidiaries, if any, may be required to become co-borrowers or guarantors under the Loan Agreement. In addition, the Company must comply with a financial covenant in the SVB Term Loan requiring the Company to maintain unrestricted cash, including short term available-for-sale securities, of not less than the greater of (i) $12.5 million and (ii) an amount equal to six times the amount of the Company’s average monthly Cash Burn (as defined in the Loan Agreement) over the trailing three months.

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

The Company included $0.6 million and $1.1 million of debt discount associated with the SVB Term Loan, resulting from fees and debt issuance costs, inclusive of the fair value of warrants issued, in long-term debt, net of current portion, discount and debt issuance costs in the accompanying consolidated balance sheets as of December 31, 2021 and 2020, respectively. Amortization of the debt discount associated with the SVB Term Loan was $0.5 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively, and was included in interest expense in the consolidated statements of operations. The effective interest rate for the year ended December 31, 2021 was 10.47%.

The remaining principal repayments due under the SVB Term Loan as of December 31, 2021 are as follows for each fiscal year:

2022	$5,000,000
2023	5,000,000
Total SVB Term Loan payments	10,000,000
Less discount and deferred financing costs	(621,371)
Plus final fee premium	800,000
Total SVB Term Loan, net	$10,178,629

Paycheck Protection Program Loan

On April 21, 2020, the Company received proceeds from a PPP Loan in the amount of $1.7 million from SVB, as lender. The PPP Loan was evidenced by a promissory note which bore interest at an annual rate of 1%, and contained customary events of default relating to, among other things, payment defaults and breaches of representations, warranties or terms of the PPP Loan documents. Under the CARES Act and PPP Flexibility Act, loan forgiveness was available for the sum of documented payroll costs (including benefits), rent and utility obligations, and interest on certain of the Company’s other debt obligations incurred during the 24-week period beginning on the date of loan approval, as defined by the applicable guidelines and the SBA. The Company applied for full PPP Loan forgiveness in October 2020.

On May 26, 2021, the Company received notification from SVB that the PPP Loan and related accrued interest was forgiven in full by the SBA, and the PPP Loan note had been cancelled. Accordingly, the Company recorded a gain on forgiveness of the PPP Loan of $1.7 million for the year ended December 31, 2021, included in other income (expense) in the accompanying consolidated statements of operations. The PPP Loan is subject to SBA review at any time before or after the SBA remits payment to the lender. The Company has not accrued any liability associated with risk of an adverse SBA review.

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

Product and Product-related Services Revenue

The Company had product and product-related services revenue consisting of revenue from the sale of instruments and consumables and the use of the HTG EdgeSeq proprietary technology to process samples and design custom RUO assays for the years ended December 31, 2021 and 2020 as follows:

	Years Ended December 31,
	2021	2020
Product revenue:
Instrument	$1,385,665	$869,035
Consumables	3,786,923	3,030,612
Total product revenue	5,172,588	3,899,647
Product-related services revenue:
Custom RUO assay design	48,350	1,393,316
RUO sample processing	3,685,890	2,597,891
Total product-related services revenue	3,734,240	3,991,207
Total product and product-related services revenue	$8,906,828	$7,890,854

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

The Company did not recognize any custom RUO assay design revenue from performance obligations that were satisfied in previous periods during the years ended December 31, 2021 and 2020.

Collaborative Development Services Revenue

The Company enters into collaborative development services agreements with biopharmaceutical companies for the development of NGS-based companion diagnostic assays in support of and in conjunction with, biopharmaceutical companies’ drug development programs. These collaborative development services agreements may generate upfront fees, and in some cases subsequent milestone payments that may be earned upon completion of certain product development milestones or activities. The Company follows ASC 606 and ASC 808 to determine the appropriate recognition of revenue under its collaborative research, development and commercialization agreements. For the year ended December 31, 2020, collaborative development services revenue was generated through statements of work entered into under a Master Assay Development, Commercialization and Manufacturing Agreement (the “Governing Agreement”) with QIAGEN Manchester Limited (“QML”) discussed below.

	Years Ended December 31,
	2021	2020
Collaborative development services	$—	$658,010

Master Assay Development, Commercialization and Manufacturing Agreement

The Governing Agreement created the framework for QML and the Company to combine their technological and commercial strengths to offer biopharmaceutical companies a complete NGS-based solution for the development, manufacture and commercialization of companion diagnostic assays. Under the Governing Agreement, the parties jointly sought companion diagnostic programs with biopharmaceutical companies, with QML entering into sponsor project agreements with interested biopharmaceutical companies for specified projects, and QML and the Company entering into statements of work which set forth the rights and obligations of QML and the Company with respect to each project. In November 2019, the Company elected to terminate the Governing Agreement with QML. The Company’s termination of the Governing Agreement did not terminate active statements of work under the Governing Agreement. Remaining agreed upon procedures associated with these statements of work were completed in the prior year and no additional collaborative development services programs have been entered into as of December 31, 2021.

Because each SOW has an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations for each SOW.

Contract Liabilities

The Company may receive up-front payments from customers for custom RUO assay design and sample processing services. In addition, payments for instrument extended warranty contracts are required to be made in advance. The Company recognizes such up-front payments as contract liabilities. The contract liabilities are subsequently reduced at the point in time that the data files are delivered for sample processing services or as the Company satisfies its performance obligations over time for RUO assay design and extended warranty services. Contract liabilities of $0.1 million were included in contract liabilities – current and an additional immaterial amount of contract liabilities were included in other non-current liabilities in the consolidated balance sheets as of December 31, 2021, reflecting the period in which the Company expects to realize the deferred revenue.

Changes in the Company’s contract liabilities were as follows as of the dates indicated:

	Product Revenue	Custom RUO Assay Design	Sample Processing	Total Contract Liability
Balance at January 1, 2021	$103,580	$-	$93,884	$197,464
Deferral of revenue	286,349	-	587,091	873,440
Recognition of deferred revenue	(261,400)	-	(650,354)	(911,754)
Balance at December 31, 2021	$128,529	$—	$30,621	$159,150

	Product Revenue	Custom RUO Assay Design	Sample Processing	Total Contract Liability
Balance at January 1, 2020	$95,148	$66,216	$438,090	$599,454
Deferral of revenue	500,045	566,733	124,404	1,191,182
Recognition of deferred revenue	(491,613)	(632,949)	(186,888)	(1,311,450)
Transfer to refund liability	—	—	(281,722)	(281,722)
Balance at December 31, 2020	$103,580	$—	$93,884	$197,464

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

Pursuant to the latest amendment to the agreement, the Company is obligated to pay the greater of $0.4 million or 6% of annual revenue until the obligation is paid in full. The Company paid yearly fixed fees, in quarterly installments, to NuvoGen of $0.4 million as well as revenue-based payments of $0.1 million and $0.2 million during the years ended December 31, 2021 and 2020, respectively, for the amount by which 6% of revenue exceeded the applicable fixed fee. Beginning on January 1, 2019 and continuing until the remaining obligation has been paid in full, interest on the remaining unpaid obligation is being accrued and will compound annually at a rate of 2.5% per year. Accrued interest related to this obligation is payable on the date that the remaining obligation is paid in full.

Minimum payments to be made in 2022 include $72,624 of revenue-based payments payable as of December 31, 2021 and an estimate of additional revenue-based payments to be made throughout the remainder of 2022 relating to revenue generated in the first, second and third quarters of 2022 using actual revenue generated in the same quarters in 2021. Minimum payments for the remaining years include only the minimum payments for each year. Actual payments could be significantly more than provided in the table, to the extent that 6% of the Company’s annual revenue in those years exceeds $0.4 million:

2022	$548,301
2023	400,000
2024	400,000
2025	400,000
2026	400,000
2027 and beyond	2,233,792
Total NuvoGen obligation payments	4,382,093
Plus interest accretion	67,088
Total NuvoGen obligation, net	$4,449,181

The Company has recorded the obligation at the estimated present value of the future payments using a discount rate of 2.5%, which represents the Company’s estimate of its effective borrowing rate for similar obligations. The unamortized interest accretion was $(67,088) and $(79,376) as of December 31, 2021 and 2020, respectively. Discount accreted during the years ended December 31, 2021 and 2020 was $(12,288), and $(12,935), respectively, and was included in interest expense in the consolidated statements of operations.

Note 11. Leases

Operating Leases

The Company leases office space under agreements classified as operating leases. The Company’s active leases as of December 31, 2021 relate to the Company’s office and manufacturing space in Tucson, Arizona, and expire in 2025. The Company’s leases do not include any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees.

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

In the first quarter of 2021, the Company closed its development laboratory in San Carlos, California and, as a result, $0.2 million of operating right-of-use assets related to the abandonment of the laboratory were written off to research and development expense for the year ended December 31, 2021.

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

The components of lease cost for operating leases were as follows:

	Years Ended December 31,
	2021	2020
Operating leases
Operating lease cost	$503,130	$752,413
Variable lease cost	88,708	125,792
Total rent expense	$591,838	$878,205

The table below summarizes other information related to the Company’s operating leases:

	Years Ended December 31,
	2021	2020
Cash paid for amounts included in measurement of operating lease liabilities	$514,453	$883,252
Establishment of operating lease liabilities arising from obtaining right-of-use assets	$1,302,457	$447,987
Weighted-average remaining lease term – operating leases	3.1	1.7
Weighted-average discount rate – operating leases	5.8%	8.0%

As of December 31, 2021, remaining maturities of the Company’s operating leases are as follows:

2022	$481,548
2023	484,719
2024	484,631
2025	40,382
Total	1,491,280
Less present value discount	(127,954)
Total operating lease liabilities	1,363,326
Less operating lease liabilities – current	(413,865)
Operating lease liabilities - non-current	$949,461

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

	Years Ended December 31,
	2021	2020
Financing leases
Amortization of right-of-use assets	$23,118	$42,826
Interest on lease liability	5,793	8,938
Total financing lease cost	$28,911	$51,764

The table below summarizes other information related to the Company’s financing leases:

	Years Ended December 31,
	2021	2020
Weighted-average remaining lease term – financing leases	2.8	3.4
Weighted-average discount rate – financing leases	9.77%	9.77%

As of December 31, 2021, remaining maturities of the Company’s financing leases are as follows:

2022	$20,716
2023	18,396
2024	16,080
Total	55,192
Less present value discount	(7,081)
Financing lease liabilities, net	$48,111

Financing lease liabilities net of discount of $48,111, of which $16,807 and $31,304 were included in other current liabilities and other non-current liabilities, respectively, and financing right-of-use assets of $43,651, were included in property and equipment, net, in the consolidated balance sheet as of December 31, 2021.

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

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for the periods presented:

	Years Ended December 31,
	2021	2020
Numerator:
Net loss	$(17,145,170)	$(20,870,218)
Denominator:
Weighted-average shares outstanding-basic and diluted *	6,936,131	4,627,918
Net loss per share, basic and diluted	$(2.47)	$(4.51)

*Reflects the retrospective adjustment related to the reverse stock split completed on November 20, 2020.

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Years Ended December 31,
	2021	2020
Options to purchase common stock	559,336	487,227
Series A Preferred	158,545	158,545
Common stock warrants	58,688	58,688
Unvested restricted stock units	31,177	12,214

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

The following table shows the common stock warrants outstanding as of December 31, 2021:

Warrant Issuance Date	Shares of Common Stock Underlying Warrants	Exercise Price/Share	Expiration Date
August 2014	1,914	$352.65	2024
December 2014	9,651	210.00	2022
March 2016	3,021	41.40	2026
March 2018	1,208	115.95	2028
June 2020	42,894	11.6565	2030

Note 14. Stockholders’ Equity

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

Equity Offerings

Securities Purchase Agreement

In September 2019, concurrently with the closing of an underwritten public offering, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional accredited investors (the “Purchasers”), pursuant to which the Company sold to the Purchasers, in a private placement transaction, warrants to purchase up to an aggregate of 360,779 shares of its common stock (“Warrant Shares”), at a price of $9.60 per warrant (which $9.60 price relates to the pre-funded portion of the total $9.75 exercise price per share). Each pre-funded warrant has a remaining exercise price of $0.15 per share and became immediately exercisable upon issuance, subject to certain beneficial ownership limitations. For further discussion of pre-funded warrant activity see Note 13.

ATM Offering

In November 2019, the Company entered into a Controlled Equity Offering Sales Agreement (the “Cantor Sales Agreement”) with Cantor as sales agent, pursuant to which the Company was able to offer and sell, from time to time, through Cantor, shares of its common stock, par value $0.001 per share, by any method deemed to be an “at the market offering” as defined by rule 415(a)(4) under the Securities Act (the “ATM Offering”). The Company paid Cantor a commission of 3.0% of the aggregate gross proceeds from each sale of shares for all sales made under this agreement. The shares were offered and sold pursuant to the Company’s prior shelf registration statement on Form S-3 (File No. 333-229045).

During the year ended December 31, 2021, the Company sold 2,050,879 shares of common stock under the ATM Offering at then-market prices for total gross proceeds of approximately $11.0 million. After paying sales commissions owed in connection with the ATM Offering of approximately $0.3 million, the Company’s aggregate net proceeds for the year ended December 31, 2021 were approximately $10.7 million.

During the year ended December 31, 2020, the Company sold 955,240 shares of common stock under the ATM Offering at then‑market prices for total gross proceeds of $7.9 million. After deferred offering costs of $0.1 million and paying sales commissions owned in connection with the ATM Offering of $0.2 million, the Company’s aggregate net proceeds for the year ended December 31, 2020 were $7.5 million.

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

Each share of Series A Preferred is convertible into 6.67 shares of the Company’s common stock, subject to proportional adjustment and beneficial ownership limitations. In June 2020, certain of the Investors elected to convert 27,500 shares of Series A Preferred to common stock in the aggregate, resulting in the issuance of 183,333 shares of the Company’s common stock. The remaining 23,770 Series A Preferred shares remain outstanding as of December 31, 2021.

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

The Company issued Lincoln Park an aggregate of 41,026 shares of its common stock as consideration for their purchase commitment pursuant to the LP Purchase Agreement. The Company did not receive cash proceeds from the issuance of such shares. The value of this commitment consideration, as well as related transaction costs of approximately $0.1 million was included in selling, general and administrative expense in the accompanying consolidated statements of operations during the year ended December 31, 2020.

During the year ended December 31, 2021, the Company sold 154,372 shares of common stock under the LP Purchase Agreement at a weighted average price of $5.83 per share for total gross proceeds of $0.9 million compared to 197,632 shares of common stock at a weighted average price of $4.94 per share for total gross proceeds of $1.0 million during the year ended December 31, 2020.

Pursuant to the March 2022 Purchase Agreement (see Note 17), the Company may not sell any shares of its common stock under the LP Purchase Agreement for the remainder of the 36-month term of the LP Purchase Agreement.

Common Stock

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

There were 558,865 shares of the Company’s common stock available for issuance under the 2020 Plan as of December 31, 2021 in addition to shares that may become available from time to time as shares of our common stock subject to outstanding awards granted under the 2014 Plan (excluding Inducement Awards), the 2011 Plan or the 2001 Plan that, following the effective date of the 2020 Plan (i) are not issued because such award or any portion thereof expires or otherwise terminates without all of the shares covered by such award having been issued; (ii) are not issued because such award or any portion thereof is settled in cash; or (iii) are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such shares. The 2020 Plan does not contain an evergreen provision.

In July 2021, the Company’s Board of Directors adopted the Company’s 2021 Inducement Plan (the “2021 Inducement Plan”), pursuant to which 300,000 shares were initially authorized and reserved for issuance exclusively for the grant of awards to individuals who were not previously employees or non-employee directors of the Company, as inducement material to the individuals’ entering into employment with the Company (“Inducement Awards”). There were 160,000 shares of the Company’s stock available for issuance under the 2021 Inducement Plan as of December 31, 2021, in addition to shares that may become available from time to time as shares of the Company’s common stock subject to outstanding awards granted under the 2021 Inducement Plan are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such shares.

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

Amounts recognized in the consolidated statements of operations with respect to the Company’s equity incentive plans were as follows:

	Years Ended December 31,
	2021	2020
Selling, general and administrative	$1,154,000	$1,461,190
Research and development	141,281	106,267
Cost of product and product-related services revenue	22,074	17,328
	$1,317,355	$1,584,785

The following table summarizes stock option activity during the two-year period ended December 31, 2021:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at January 1, 2020	193,660	$35.55	8.0	$781
Granted	387,178	7.81
Exercised	-	-		$-
Forfeited	(67,369)	12.99
Expired/Cancelled	(26,242)	32.04
Balance at December 31, 2020	487,227	$16.78	8.6	$1,536
Granted	153,833	5.45
Exercised	(75)	4.35		$107
Forfeited	(52,874)	11.98
Expired/Cancelled	(28,775)	20.39
Balance at December 31, 2021	559,336	$13.93	8.2	$30,267
Exercisable at December 31, 2020	187,031	$27.07	7.5	$305
Exercisable at December 31, 2021	298,987	$20.14	7.4	$6,269

The weighted-average fair value of stock options granted was $4.38 and $6.40 for the years ended December 31, 2021 and 2020, respectively. The 2020 stock option activity includes no Inducement Awards granted during the year ended December 31, 2020 compared with 110,000 Inducement Awards granted during the year ended December 31, 2021. As of December 31, 2021, total unrecognized compensation cost related to non-vested stock options was approximately $1.3 million, which is expected to be recognized over approximately 2.52 years.

The fair value of each stock option granted has been determined using the Black-Scholes option pricing model. The material factors incorporated in the Black-Scholes model in estimating the fair value of the stock options granted for the periods presented were as follows:

	2021	2020
Fair value of common stock on grant date	$4.07 - 6.25	$4.35 - 11.25
Risk-free interest rate	0.85% - 1.20%	0.34% - 1.65%
Expected volatility	104.2% - 107.3%	109.1% - 149.9%
Expected term	5.2 to 6.1 years	5.4 to 5.9 years
Expected dividend yield	0%	0%

•	Expected stock price volatility. The expected volatility assumption is derived from the volatility of the Company’s common stock during the years ended December 31, 2021 and 2020.
•	Risk-free interest rate. The risk-free interest rate assumption is based on observed interest rates on the date of grant with maturities approximately equal to the expected term.
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

The following table summarizes RSU activity during the two-year period ended December 31, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at January 1, 2020	14,916	$43.65
Granted	7,000	7.83
Released	(7,911)	35.85
Forfeited	(1,791)	41.23
Balance at December 31, 2020	12,214	$28.61
Granted	30,000	5.20
Released	(4,529)	29.13
Forfeited	(6,508)	24.18
Balance at December 31, 2021	31,177	$6.93
Vested and unissued at December 31, 2021	4,148	$9.60

The weighted-average fair value of RSUs granted was $5.20 and $7.83 for the years ended December 31, 2021 and 2020, respectively. The 2020 RSU award activity includes no Inducement Awards granted during the year ended December 31, 2020 compared with 30,000 Inducement Awards granted during the year ended December 31, 2021. As of December 31, 2021, total unrecognized compensation cost related to non-vested RSUs was approximately $0.2 million, which is expected to be recognized over approximately 1.47 years.

Vested and unissued awards at December 31, 2021 represents RSU awards granted in August 2018 and November 2021 for which a portion of the awards vested on December 31, 2021, but for which issuance of shares occurred in  January 2022.

2014 Employee Stock Purchase Plan

In April 2015, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan (the “2014 ESPP), which became effective in May 2015. Under the 2014 ESPP, the number of shares of common stock reserved for issuance automatically increased on January 1 of each calendar year, from January 1, 2016 to January 1, 2021 by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 13,000 shares, or (iii) a number determined by the Company’s Board of Directors that is less than (i) and (ii). The 2014 ESPP enables participants to contribute up to 15% of such participant’s eligible compensation during a defined period (not to exceed 27 months) to purchase common stock of the Company. The purchase price of common stock under the 2014 ESPP is the lesser of: (i) 85% of the fair market value of a share of the Company’s common stock on the first day of an offering or (ii) 85% of the fair market value of the Company’s common stock at the applicable purchase date.

In August 2021, the Company’s stockholders, upon the recommendation of the Company’s Board of Directors, approved the Amended and Restated 2014 Employee Stock Purchase Plan (the “Amended 2014 ESPP”). Upon approval of the Amended 2014 ESPP, 500,000 shares of the Company’s common stock were reserved for issuance under the Amended 2014 ESPP in addition to 24,285 shares of the Company’s common stock reserved for issuance under the original 2014 ESPP. The Amended 2014 ESPP does not contain an evergreen provision all other provisions of the 2014 ESPP remained unchanged.

Amounts recognized in the consolidated statements of operations with respect to the Amended 2014 ESPP were as follows:

	Years Ended December 31,
	2021	2020
Selling, general and administrative	$34,219	$12,106
Research and development	11,643	5,248
Cost of product and product-related services revenue	11,807	3,832
	$57,669	$21,186

During the year ended December 31, 2021, employees purchased the following shares at the end of each of the six-month purchase periods:

	June 2021		December 2021
	Number of Shares	Price per Share	Number of Shares	Price per Share
Total number of shares purchased	13,637	$3.92	20,326	$3.56

During the year ended December 31, 2020, employees entering the plan at various times throughout the offering period purchased the following shares at the end of each of the six-month purchase periods:

	June 2020		December 2020
	Number of Shares	Price per Share	Number of Shares	Price per Share
ESPP Group:
Group A	3,033	$8.29	2,857	$4.87
Group B	-	N/A	396	4.87
Total number of shares purchased	3,033		3,253

As of December 31, 2021, approximately 503,959 shares of the Company’s common stock were reserved for future issuance under the Amended 2014 ESPP.

The Company recognizes employee stock purchase plan expense based on the fair value of stock purchase rights, estimated for each six-month purchase period using the Black-Scholes option pricing model. The model requires the Company to make subjective assumptions, including expected stock price volatility, risk free rate of return and estimated life. The fair value of equity-based awards is amortized straight-line over the vesting period of the award.

The material factors incorporated in the Black-Scholes model in estimating the fair value of employee stock purchase plan stock purchase rights for the periods presented were as follows:

	2021	2020
Fair value of common stock	$4.67 - 5.85	$8.70 - 9.75
Risk-free interest rate	0.04% - 0.08%	0.18% - 1.58%
Expected volatility	71.9% - 89.2%	65.8% - 88.9%
Expected term	0.5 years	0.5 years
Expected dividend yield	0%	0%

•	Fair value of common stock. Estimated as the price of the Company’s common stock on the first day of each offering period.
•	Expected stock price volatility. The expected volatility assumption is derived from the volatility of the Company’s common stock in recent periods for the years ended December 31, 2021 and 2020.
•	Risk-free interest rate. The risk-free interest rate assumption is based on observed interest rates on the first day of the purchase period with maturities approximately equal to the expected term.
•	Expected term. The expected term represents the length of a purchase period under the Amended 2014 ESPP.
•	Expected dividend yield. The expected dividend is assumed to be zero as the Company has never paid dividends and does not anticipate paying any dividends on its common stock.

Stock Purchase Plan

In December 2015, the Board of Directors adopted a Stock Purchase Plan (the “Purchase Plan”) which allows directors, any individual deemed by the Board of Directors to be an officer for purposes of Section 16 of the Exchange Act, and anyone designated by the Board of Directors as eligible to participate in the Purchase Plan to purchase shares of the Company’s common stock from the Company at fair market value. The aggregate number of shares of common stock that may be issued under the Purchase Plan shall not exceed 16,666 shares of common stock, and a maximum of 500 shares of common stock may be purchased by any one participant on any one purchase date. The Board of Directors or an authorized committee must review and approve each individual request to purchase common stock under the Purchase Plan. No stock was sold under the Purchase Plan during the years ended December 31, 2021 and 2020. As of December 31, 2021, there were 11,658 shares available for issuance under the Purchase Plan.

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

Product Warranty

The following is a summary of the Company’s general product warranty liability. Product warranty liabilities of approximately $97,000 and $23,000 were included in accrued liabilities and other non-current liabilities, respectively, in the accompanying consolidated balance sheets as of December 31, 2021. Expense relating to the recording of this reserve is recorded in cost of product and product-related services revenue within the accompanying consolidated statements of operations.

	Years Ended December 31,
	2021	2020
Beginning balance	$92,696	$94,482
Cost of warranty claims	(166,641)	(32,866)
Increase in warranty reserve	194,330	31,080
Ending balance	$120,385	$92,696

Defined Contribution Plan

In January 2003, the Company established a defined contribution plan (“401(k) Plan”) under section 401(k) of the Internal Revenue Code of 1986, as amended (the “IRC”). All employees who are over the age of 21 and who are expected to work at least 1,000 hours in a calendar year are eligible for participation in the 401(k) Plan upon commencement of employment with the Company. The Company may make discretionary contributions to the 401(k) Plan but has not done so during the years ended December 31, 2021 and 2020.

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

The Company periodically reviews its filing positions for all open tax years in all U.S. federal, state and international jurisdictions where the Company is or might be required to file tax returns or other required reports. The Company applies a two-step approach to recognizing and measuring uncertain tax positions. The Company evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is “more likely than not” that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The term “more likely than not” means a likelihood of more than 50 percent. If the tax position is not more likely than not to be sustained in a court of last resort, the Company may not recognize any of the potential tax benefit associated with the position. The Company recognizes a benefit for a tax position that meets the more likely than not criterion at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon its effective resolution. Unrecognized tax benefits involve management’s judgment regarding the likelihood of the benefit being sustained. The final resolution of uncertain tax positions could result in adjustments to recorded amounts and may affect the Company’s results of operations, financial position and cash flows. As discussed below, the Company has estimated $3.2 million and $3.0 million of uncertain tax positions as of December 31, 2021 and 2020, respectively, related to certain tax credit carryforwards.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 31, 2021 or 2020, and has not recognized interest or penalties during the years ended December 31, 2021 and 2020, since there was no reduction in income taxes paid due to uncertain tax positions. Management of the Company believes no significant change to the amount of unrecognized tax benefits will occur within the next 12 months.

The following table summarizes loss before income taxes:

	Years Ended December 31,
	2021	2020
U.S. pre-tax loss	$(17,156,070)	$(20,855,184)
Foreign pre-tax gain (loss)	33,375	(619)
Loss before income taxes	$(17,122,695)	$(20,855,803)

The components of income tax expense are as follows:

	Years Ended December 31,
	2021	2020
Current:
Federal	$—	$—
State	13,769	10,860
Foreign	8,706	3,555
Total current income tax expense	$22,475	$14,415

Deferred:
Federal	$—	$—
State	—	—
Foreign	—	—
Total deferred income tax expense	$—	$—
Total income tax expense	$22,475	$14,415

The Company’s actual income tax expense for the years ended December 31, 2021 and 2020 differ from the expected amount computed by applying the statutory federal income tax rate to loss before income taxes as follows:

	Years Ended December 31,
	2021	2020
Computed tax (benefit) at 21%	$(3,586,925)	$(4,379,719)
State taxes, net of federal benefit	(1,177,951)	(832,055)
Stock-based compensation	240,177	310,811
Foreign tax rate differential	(2,171)	3,685
Return to provision	53,340	26,120
Nontaxable loan forgiveness	(360,570)	—
Other	9,048	31,850
Research and development tax credit - state	(265,362)	(218,991)
Research and development tax credit - federal	(212,408)	(197,836)
Uncertain tax position adjustment for prior periods	(6,395)	(5,694)
Increase in valuation allowance	5,331,692	5,276,244
	$22,475	$14,415

Deferred tax assets and liabilities comprise the following:

	Years Ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$47,752,053	$43,308,483
Research and development credits	3,940,199	3,475,341
Deferred revenue	42,802	50,429
Inventory reserve	6,806	6,653
Fixed assets and intangibles	304,019	313,117
Accrued NuvoGen liability	1,196,563	1,274,896
Lease liability	366,653	269,147
Other	711,343	211,574
Gross deferred tax assets	54,320,438	48,909,640
Valuation allowance	(53,958,617)	(48,626,925)
Deferred tax assets, net	361,821	282,715
Deferred tax liabilities:
Right of use asset	361,821	257,705
Other	—	25,010
Total deferred tax liabilities	361,821	282,715
Net deferred tax assets (liabilities)	$-	$-

As of December 31, 2021, the Company has estimated federal and state net operating loss (“NOL”) carryforwards of approximately $194.0 million and $125.6 million for federal and state income tax purposes, respectively. $121.8 million of the federal NOLs are scheduled to expire from 2023 through 2037, while the remaining NOLs do not expire. $124.6 million of the state NOLs are scheduled to expire from 2024 through 2041, while the remaining NOLs do not expire. The Company’s federal and state tax credit carryforwards begin expiring in 2022.

For financial reporting purposes, valuation allowances of $54.0 million and $48.6 million at December 31, 2021 and 2020, respectively, have been established to offset deferred tax assets relating primarily to NOLs and research and development credits. The increase in the valuation allowance of $5.3 million for the year ended December 31, 2021 was primarily due to increased operating losses. The Company has established a valuation allowance against its entire net deferred tax asset. As a result, the Company does not recognize any tax benefit until it is in a taxpaying position or there is no longer negative evidence leading to the conclusion that it is more likely than not that the benefits will not be realized.

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

A reconciliation of the Company’s gross unrecognized tax benefits is as follows:

	Years Ended December 31,
	2021	2020
Balance at beginning of year	$2,960,842	$2,731,015
Increases to prior positions	—	—
Decreases to prior positions	(6,395)	(5,694)
Increases for current year positions	238,884	235,521
Balance at end of year	$3,193,331	$2,960,842

As of December 31, 2021, the Company had $3.2 million of gross unrecognized tax benefits, related to research and experimental tax credits. The Company had no unrecognized tax benefits as of December 31, 2021, which, if recognized, would affect the annual effective tax rate, due to the full valuation allowance on the deferred tax assets. Although it is possible that the amount of unrecognized benefits with respect to our uncertain tax positions will increase or decrease in the next twelve months, the Company does not expect material changes.

The CARES Act contained certain income tax relief provisions, including a modification to the limitation of business interest expense for tax years beginning in 2019 and 2020. In addition, the CARES Act permitted NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021, and allowed NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company did not experience any material impacts to its tax status or reporting as a result of these provisions.

The Company files income tax returns in the United States, Arizona, California, Texas, various other state jurisdictions, and France, with varying statutes of limitations. As of December 31, 2021, the earliest year subject to examination is 2018 for U.S. federal tax purposes. The earliest year subject to examination is 2017 for the state jurisdictions, and 2019 for France. However, the Company’s federal and state NOLs and tax credit carryforwards for periods ending December 31, 2002 and thereafter remain subject to examination by the United States and certain states.

Note 17. Subsequent Events

On March 21, 2022, pursuant to a Securities Purchase Agreement (the “March 2022 Purchase Agreement”) with a single investor the Company issued and sold to the investor 3,244,987 units at a price of $2.312 per unit (less $0.001 for each pre-funded warrant purchased in lieu of a share of common stock) for gross proceeds to the Company, before deducting the placement agent fees and other estimated fees and expenses, of approximately $7.5 million. Each unit consisted of one share of common stock (or one pre-funded warrant in lieu thereof), a common warrant to purchase one share of the Company’s common stock with a term of 24 months from the issuance date, and a common warrant to purchase one share of the Company’s common stock with a term of 66 months from the issuance date. Each of the common warrants is exercisable six months following the closing date, and has an exercise price of $2.062 per share. Each pre-funded warrant has an exercise price of $0.001 per share and does not expire until exercised in full.

The securities sold under the March 2022 Purchase Agreement have not been registered under the Securities Act or any state securities laws. The Company has agreed to file a resale registration statement with the SEC for purposes of registering the resale of the shares of common stock issued and issuable pursuant to the March 2022 Purchase Agreement within 10 days following the filing of this Annual Report on Form 10-K.

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

As of December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation of the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth certain information regarding our current executive officers and directors:

Name	Age	Position(s)
Executive Officers
John L. Lubniewski	58	President, Chief Executive Officer and Director
Shaun D. McMeans	60	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Byron T. Lawson	47	Senior Vice President, Chief Commercial Officer

Non-Employee Directors
Ann F. Hanham, Ph.D. (3)	69	Chair of Board of Directors
Harry A. George (1)	73	Director
Michelle R. Griffin (1)(2)	56	Director
Donnie M. Hardison (2)	71	Director
Christopher P. Kiritsy (1)(4)	57	Director
James T. LaFrance (1)(3)	63	Director
Lee R. McCracken (2)(3)	64	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and governance committee.
(4)	Appointed to the Board of Directors in January 2022.

Executive Officers

John L. Lubniewski. Mr. Lubniewski has served as our President and Chief Executive Officer and as a member of our Board of Directors since April 2019 and before that served as our President and Chief Operating Officer since April 2018. Prior to this, he served as our Senior Vice President and Chief Business Officer since April 2011. Mr. Lubniewski joined us from Ventana Medical Systems, Inc. (“Ventana”), a medical diagnostics company and member of the Roche Group, and the global headquarters of Roche Tissue Diagnostics (“RTD”) where he served in leadership roles for nine years both before and after the acquisition of Ventana by Roche Holdings, Inc. (“Roche”) in March 2008. From August 2010 to April 2011, Mr. Lubniewski was Senior Vice President and Lifecycle Leader, Advanced Staining Platforms at Ventana. From January 2008 to August 2010, Mr. Lubniewski served as Senior Vice President and Lifecycle Leader, Clinical Assays at RTD, with responsibility for three lifecycle teams, technical marketing and medical marketing and global accountability for all RTD clinical assay products. Prior to the Roche acquisition of Ventana, Mr. Lubniewski served at Ventana as Senior Vice President, Advanced Staining Business Unit, Vice President Worldwide Marketing and Translational Diagnostic Business Unit, and General Manager, Research Products. In these roles, Mr. Lubniewski was responsible for a variety of assay and platform development and commercialization efforts. Prior to Ventana, Mr. Lubniewski worked for over ten years in a variety of divisional, sector and corporate leadership roles at Corning, Incorporated, a multinational technology company that specializes in specialty glass, ceramics and related materials and technologies including advanced optics, primarily for industrial and scientific applications. Mr. Lubniewski earned a Bachelor of Science degree in Chemical Engineering from Clarkson University. Our Board of Directors believes that Mr. Lubniewski’s extensive executive management experience in commercialization, marketing, strategic planning and management of operations, as well as his service as our Chief Executive Officer, qualify him to serve on our Board of Directors.

Shaun D. McMeans. Mr. McMeans has served as our Senior Vice President and Chief Financial Officer since February 2018 and as our Vice President and Chief Financial Officer since February 2012. Prior to joining us, Mr. McMeans was Vice President – Finance of Securaplane Technologies, Inc., a product supply company and division of Meggitt PLC, an aerospace, defense and energy conglomerate, from May 2011 to February 2012. Mr. McMeans was a financial consultant from February 2008 to April 2011, working both in an individual capacity and as a partner for Tatum LLC, a consulting company. Prior to February 2008, Mr. McMeans was Chief Financial Officer for The Long Companies, a full service residential and commercial real estate division of Berkshire Hathaway, Inc. Mr. McMeans also worked for over five years at LXU Healthcare, Inc., a manufacturer and distributor of specialty surgical equipment, as Controller and then Chief Financial and Operating Officer. In his early career, Mr. McMeans worked in roles of increasing responsibility, including Director of Finance, for Burnham Holdings, Inc., formerly Burnham Corporation, a manufacturer and distributor of residential and commercial hydronic heating equipment. Mr. McMeans received his Bachelor of Science degree in Accounting from The Pennsylvania State University.

Byron T. Lawson. Mr. Lawson has served as our Senior Vice President and Chief Commercial Officer since January 2020 and previously served as our Senior Vice President, Pharma Business Unit since January 2018. Prior to this, he served as our Vice President, Commercial Operations since April 2016 and Senior Director, Commercial Options since October 2012. Mr. Lawson joined us from Ventana, where he worked for nearly 15 years and served in a variety of roles with increasing responsibility in the North American commercial organization. He also served in the United States Air Force for nearly 10 years between Active and Reserve Duty as a certified Histology Technician.

Non-Employee Directors

Ann F. Hanham Ph.D. Dr. Hanham has served on our Board of Directors since August 2016 and has served as chair of our Board of Directors since January 2021. Prior to this, Dr. Hanham served as Lead Independent Director from April 2019 to December 2020 and as chair of our Board of Directors from March 2017 to March 2019. Since March 2017, Dr. Hanham has provided independent management consulting as a sole proprietor. Previously, she was the founding and managing partner of BAR Capital LLC, an investment company, a position she has held from December 2013 to March 2017. From February 2000 to November 2013, Dr. Hanham was the Managing Director and General Partner of Burrill and Company, a life science investment company. Prior to that, Dr. Hanham held positions of increasing responsibility in product development, medical affairs, and clinical and regulatory affairs at various companies, including InterMune Inc., Otsuka America Pharmaceuticals, Inc. (“Otsuka”), Celtrix Pharmaceuticals, Inc. (“Celtrix”), and Becton Dickinson and Company (“BD”). InterMune, Inc., Otsuka and Celtrix are, or prior to respective acquisitions, were clinical-stage biopharmaceutical companies, and BD is a life sciences discovery and diagnostics company. Dr. Hanham also currently serves on the board of directors of SCYNEXIS (Nasdaq: SCYX). Dr. Hanham received her Bachelor of Science degree from the University of Toronto, Canada; her M.Sc. degree, in biology, from Simon Fraser University, Canada; and her Ph.D. degree, in biology, from the University of British Columbia, Canada. Our Board of Directors believes that Dr. Hanham’s extensive industry and executive experience, and her experience serving on the board of directors of other public companies qualifies her to serve on our Board of Directors.

Harry A. George. Mr. George has served on our board of directors since 2002 and served as the chair of our board of directors from December 2007 until September 2013. Mr. George co-founded Solstice Capital, a venture capital firm, in 1995 and serves as its Managing General Partner. Mr. George served as President and CFO of Radiance Therapeutics from June 2018 to September 2020. He has also served as a member of the board of directors of a number of other private and public companies and is currently serving on the boards of directors of Radiance Therapeutics, Medipacs, Inc., Post.Bid.Ship, Inc., AdiCyte, Inc., RxActuator, Inc. and Splash Pharmaceuticals, Inc. Mr. George is also a member of the boards of directors of several non-profit organizations, including Southern Arizona Leadership Council, Desert Angels and Start-up Tucson, a member of the Board of Visitors of the McGuire Center for Entrepreneurship, and an advisor to Tech Launch Arizona. Prior to 1995, Mr. George was co-founder, Director, and Vice-President of Finance for Interleaf Inc., a software products company. Prior to his time at Interleaf, Mr. George was co-founder, Director and Vice President of Finance of Kurzweil Computer Products, Inc., a computer products company, which subsequently was purchased by Xerox Imaging Systems. Mr. George received his Bachelor of Arts degree from Bowdoin College and, in 2012, received an Honorary Doctorate of Science from the University of Arizona. Also in 2012, the Arizona BioIndustry Association conferred upon Mr. George the John McGarrity Bioscience Leader of the Year Award. Mr. George’s detailed knowledge of our company and long tenure with us, together with his more than 40 years of experience serving as founder, operating officer, or investor with successful rapid growth technology-related companies qualify him to serve on our board of directors.

Michelle R. Griffin. Ms. Griffin has served on our Board of Directors since August 2018. Ms. Griffin currently serves as a member of the board of directors and chair of the audit committee for Acer Therapeutics, Inc (Nasdaq: ACER), Adaptive Biotechnologies Corp (Nasdaq: ADPT) and Chinook Therapeutics, Inc. (Nasdaq KDNY). She has also served on the board of directors and as audit committee chair for PhaseRx, Inc. (Nasdaq:PZRX) from 2016 to 2018, OncoGenex Pharmaceuticals Inc. (Nasdaq: OGXI) from 2008 to 2011, and Sonus Pharmaceuticals, Inc. (Nasdaq: SNUS) from 2004 to 2008. Ms. Griffin served as executive vice president, operations, and chief financial officer at OncoGenex from 2011 to 2013; served as acting chief executive, senior vice president and chief operating officer at Trubion Pharmaceuticals, Inc. (Nasdaq: TRBN) from 2009 until its acquisition in 2010 and as its chief financial officer from 2006 to 2009; and served as senior vice president and chief financial officer of Dendreon Corp. (Nasdaq: DNRN) from 2005 to 2006. Ms. Griffin began her career in the biopharmaceuticals industry in 1994 at Corixa Corp. (Nasdaq: CRXA) and served as its chief financial officer from its IPO in 1997 until 2005 when Corixa was acquired by GlaxoSmithKline plc. She received a post‐graduate certificate in accounting and an MBA from Seattle University, a Bachelor of Science degree in statistics and marketing from George Mason University and has passed the certified public accountant exam. Our Board of Directors believes that Ms. Griffin’s financial and accounting expertise and extensive executive experience qualifies her to serve on our Board of Directors.

Donnie M. Hardison. Mr. Hardison has served on our Board of Directors since May 2016. Since February 2021, he has been working as an independent healthcare consultant. He was most recently the President and Chief Executive Officer, and served on the board of directors, of Biotheranostics, Inc., a molecular diagnostic company focused on oncology, from February 2017 until it was acquired by Hologic, Inc. in February 2021. From April 2010 to March 2016, Mr. Hardison was the President and Chief Executive Officer of Good Start Genetics, a molecular genetic testing and information company. For more than 20 years prior to that, Mr. Hardison held various executive and senior management positions at companies including Laboratory Corporation of America (“LabCorp”) a clinical laboratory company, Exact Sciences Corporation, a molecular diagnostics company, OnTarget, Inc., a sales and marketing consulting company, Quest Diagnostics Inc., a clinical laboratory company, SmithKline Beecham Corporation, a pharmaceutical company, and others. He currently serves as an independent director or advisor of several private companies, including Stemina Biomarker Discovery, Inc., Seventh Sense Biosystems, BioPorto, Inc. and IQuity, Inc. He also served on the board of directors of Exact Sciences Corporation (Nasdaq: EXAS) from May 2000, through its initial public offering in February 2001, until August 2007. Mr. Hardison received his Bachelor of Arts degree, in political science, from the University of North Carolina, Chapel Hill. Our Board of Directors believes that Mr. Hardison’s broad private and public company background, his extensive executive and industry experience, his experience with newly emerging and well-established companies, and his extensive commercial and operational experience qualify him to serve on our Board of Directors.

Christopher P. Kiritsy. Mr. Kiritsy has served on our Board of Directors since January 2022. Mr. Kiritsy currently serves as audit and compensation committee chairs and on the board of directors of Pieris Pharmaceuticals, Inc. (Nasdaq: PIRS). Since 2018, Mr. Kiritsy has been the managing member of Precision Kapital, LLC, a private investment and advisory firm that he founded. Prior to forming Precision Kapital, Mr. Kiritsy co-founded Arisaph Pharmaceuticals, Inc. (“Arisaph”) and served as Arisaph’s President and Chief Executive Officer until its exit in 2018. At Arisaph, Mr. Kiritsy evolved the drug discovery organization from an academic orientation to a clinical development enterprise, taking several cardiometabolic products into clinical development. Prior to Arisaph, Mr. Kiritsy served as Executive Vice President, Corporate Development and Chief Financial Officer of Kos Pharmaceuticals, Inc. (Nasdaq: KOSP). Mr. Kiritsy is a seasoned entrepreneur, who possesses more than 25 years of business and technical experience in the biopharmaceutical industry. He received his Bachelor of Arts degree in Biology from Bowdoin College and an MBA from Boston University. Our Board of Directors believes that Mr. Kiritsy’s extensive industry and executive experience, and his experience serving on the board of directors of another public company qualify him to serve on our Board of Directors.

James (Jim) T. LaFrance. Mr. LaFrance has served on our board of directors since December 2015. Mr. LaFrance has over thirty-five years of diagnostic industry experience working since January 2015 as a sales, marketing, strategy development and commercial operational management consultant for LaFrance Consulting LLC, a firm he founded. He current serves on two additional boards, Aspira Women's health (Nasdaq: AWH); formerly Vermillion, Inc. (Nasdaq: VRMC) as chairman, and as an independent director of privately held Personal Genome Diagnostics in Baltimore, Maryland. He served as interim Chief Executive Officer of Vermillion, Inc. in 2014 and as Chief Executive Officer of Omnyx, LLC for GE Healthcare from 2012 to 2013. Mr. LaFrance held a series of Senior Management roles at Ventana Medical Systems (now Roche Tissue Diagnostics), or Ventana, including general management of the North American and international commercial operations. Prior to working for Ventana, Mr. LaFrance served in leadership roles in strategic marketing and business development at Bayer Diagnostics. He earned a Bachelor of Arts degree in Economics from the University of Connecticut and holds an MBA from the University of Notre Dame. Our Board of Directors believes that Mr. LaFrance’s extensive industry and executive experience, and his experience serving on the board of directors of another public company qualify him to serve on our Board of Directors.

Lee R. McCracken. Mr. McCracken has served on our board of directors since October 2015. Since May 2021, Mr. McCracken currently serves as Entrepreneur in Residence at Thorne HealthTech, a leader in the development of innovative solutions for personalized approaches to health and wellbeing, and Chair of the Drawbridge Health, Inc. board of directors, a company focused on enabling personal diagnostic testing. From June 2017 to April 2021, Mr. McCracken was the Chief Executive Officer of Drawbridge Health, Inc. From May 2016 to May 2017 and from April 2013 to March 2014, Mr. McCracken was a strategic and restructuring consultant in the regenerative medicine and diagnostics industries through his firm, McCracken Consulting. In addition, he served as Chief Executive Officer of Gensignia Life Sciences, Inc., a molecular diagnostics company, from April 2014 through May 2016.
Mr. McCracken previously held executive positions or roles with significant responsibility at several biotechnology and therapeutics companies, including Pathwork Diagnostics, Inc., Prometheus Laboratories Inc., GenStar Therapeutics Corporation, CombiChem Inc., and Allergan Inc., as well as at the investment companies, 3i Capital and Union Venture. Mr. McCracken received his MBA from the Anderson School of Management at the University of California, Los Angeles, his Master of Computer Science (MCS) from the University of Dayton, and his Bachelor of Science degree in Commerce from Santa Clara University. Our Board of Directors believes Mr. McCracken’s extensive executive and industry experience and his broad knowledge of molecular diagnostics qualify him to serve on our Board of Directors.

Board Composition

Our business and affairs are organized under the direction of our board of directors, which currently consists of seven members. The primary responsibilities of our Board of Directors are to provide oversight, strategic guidance, counseling and direction to our management. Our Board of Directors meets on a regular basis and additionally as required.

Our Board of Directors has determined that all of our directors other than Mr. Lubniewski are independent directors, as defined by Rule 5605(a)(2) of the Nasdaq Listing Rules. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our Board of Directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us regarding each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

In accordance with the terms of our amended and restated certificate of incorporation, our Board of Directors is divided into three classes, as follows:

•	Class I, which consists of Mr. McCracken and Mr. LaFrance, whose terms will expire at our annual meeting of stockholders to be held in 2022.
•	Class II, which consists of Mr. Lubniewski, Mr. George and Mr. Hardison, whose terms will expire at our annual meeting of stockholders to be held in 2023; and
•	Class III, which consists of Dr. Hanham and Ms. Griffin, whose terms will expire at our annual meeting of stockholders to be held in 2024.

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

Audit Committee

Our Audit Committee consists of Ms. Griffin, Mr. George, Mr. LaFrance and Mr. Kiritsy. Ms. Griffin serves as the chair of our Audit Committee. Our Board of Directors has determined that each of the members of our Audit Committee satisfies the Nasdaq Stock Market and SEC independence requirements. The functions of this committee include, among other things:

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

•	reviewing with management and our auditors any earnings announcements and other public announcements regarding material developments;
•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding financial and cybersecurity-related controls, accounting or auditing matters and other matters;

•	preparing the report that the SEC requires in our annual proxy statement;
•

reviewing and providing oversight of any related-person transactions in accordance with our related-person transaction policy and reviewing and monitoring compliance with legal and regulatory responsibilities, including our code of business conduct and ethics;

•	reviewing our major financial and cybersecurity risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented;
•	reviewing on a periodic basis our investment policy; and
•	reviewing and evaluating on an annual basis the performance of the Audit Committee, including compliance of the Audit Committee with its charter.

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

In 2021, our Compensation Committee retained Radford, an Aon Hewitt company and a provider of compensation market intelligence to the technology and life sciences industries, to provide a report summarizing relevant benchmark data relating to industry-appropriate peers and make recommendations regarding base salary, target total cash (base salary plus target cash incentives) and the amounts and terms of long-term equity incentive awards for our executives as well as to benchmark and make recommendations regarding the initial and annual cash retainer amounts for directors and chairpersons of our Board of Directors and the various committees and the amounts and terms of initial and annual long-term equity incentive awards for directors. No work performed by Radford during fiscal year 2021 raised a conflict of interest.

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

Item 11. Executive Compensation.

Our named executive officers for the year ended December 31, 2021, which consist of our principal executive officer and our two other most highly compensated executive officers as of December 31, 2021, are as follows:

•	John L. Lubniewski, our President and Chief Executive Officer;
•	Shaun D. McMeans, Senior Vice President and Chief Financial Officer; and
•	Byron Lawson, Senior Vice President and Chief Commercial Officer.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Option awards ($) (1)	Non-equity incentive plan compensation ($) (2)	All other compensation ($) (3)	Total ($)
John L. Lubniewski	2021	460,000	—	276,000	741	736,741
President and Chief Executive Officer	2020	416,000	930,747	93,600	741	1,441,088
Shaun D. McMeans	2021	370,000	—	139,860	741	510,601
Senior Vice President and Chief Financial Officer	2020	358,000	396,744	48,330	741	803,815
Byron T. Lawson	2021	333,000	—	106,560	741	440,301
Chief Commercial Officer	2020	303,000	182,093	45,450	741	531,284

(1)

We did not grant option awards to our named executive officers in 2021. The dollar amounts in this column represent the aggregate grant date fair value of stock option awards granted in 2020. These amounts have been computed in accordance with FASB ASC Topic 718, using the Black-Scholes option pricing model. For a discussion of valuation assumptions, see Note 14 “Stockholders’ Equity” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	Amounts shown represent annual performance-based bonuses earned for 2021 and 2020.
(3)	Amount shown represents premiums for life, disability and accidental death and dismemberment insurance paid by us on behalf of the named executive officer.

Annual Base Salary

The base salary of our named executive officers is generally set forth in each officer’s employment letter agreement with us and periodically reviewed and adjusted by our Board of Directors, based on the recommendation of our Compensation Committee and following analyses conducted by independent third-party consultants. In January 2022, the base salaries for Mr. Lubniewski, Mr. McMeans and Mr. Lawson were increased to $538,000, $385,000 and $345,000, respectively.

Annual Performance-Based Bonus Opportunity

In addition to base salaries, our named executive officers are eligible to receive annual performance-based bonuses, which are designed to provide appropriate incentives to our executives to achieve defined annual corporate goals and to reward our executives for individual achievement towards these goals. As with annual base salary, the target annual performance-based bonus percentage for each of our named executive officers is determined by our Board of Directors, based on the recommendation of our Compensation Committee and input from independent third-party consultants. The annual performance-based bonus each named executive officer is awarded is generally based on the extent to which we achieve the corporate goals that our Board of Directors establishes each year. At the end of the year, our Board of Directors reviews our performance against each corporate goal and approves the extent to which we achieved each of our corporate goals.

Our Board of Directors will generally consider each named executive officer’s individual contributions towards reaching our annual corporate goals but does not typically establish specific individual goals for our named executive officers. There is no minimum bonus percentage or amount established for the named executive officers and, thus, the bonus amounts vary from year to year based on corporate and individual performance. For 2021, Mr. Lubniewski was eligible to receive a target bonus of up to 75% of his base salary pursuant to the terms of his employment letter agreement described below. For 2021, Mr. McMeans was eligible to receive a target bonus of up to 45% of his base salary pursuant to the terms of his employment letter agreement described below. For 2021, Mr. Lawson was eligible to receive a target bonus of up to 50% of his base salary pursuant to the terms of his employment letter agreement described below.

The corporate goals established by our Board of Directors for 2021 were based upon financial and strategic goals. Specific goals included direct revenue growth, customer metrics and objectives related to product development. The financial and strategic goals were weighted at 20% and 80%, respectively, towards overall corporate goal achievement. There was no minimum percentage of corporate goals that was required to be achieved to earn a bonus. No specific individual goals were established for any of our named executive officers for 2021.

In January 2022, our Board of Directors determined that the 2021 corporate goals related to direct revenue growth, customer metrics and product development had been achieved at an aggregate level of 80%, to be allocated based on individual performance objectives. As a result, our Board of Directors awarded bonuses of $276,000, $139,860 and $106,560 to Mr. Lubniewski, Mr. McMeans and Mr. Lawson, respectively, representing the performance-adjusted percentage of each executive’s target bonus for the period.

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align our interests with those of our employees and consultants, including our named executive officers. Our Board of Directors or any authorized committee thereof is responsible for approving equity grants, which include to date, stock options and RSUs. Vesting of the stock option and RSU awards is tied to continuous service with us and serves as an additional retention measure. Our executives generally are awarded an initial stock option grant upon commencement of employment. Additional equity awards may occur periodically to specifically incentivize executives to achieve certain corporate goals or to reward executives for exceptional performance. As of December 31, 2021, our named executive officers have been granted both stock option awards and RSUs.

Prior to the initial public offering, we granted all equity awards pursuant to the 2011 Plan and the 2001 Plan. All equity awards granted since our initial public offering have been granted pursuant to the 2014 Plan, the 2020 Plan and the 2021 Inducement Plan, the terms of which are described below under “—Equity Benefit Plans.” All stock options are granted with a per share exercise price equal to no less than the fair market value of a share of our common stock on the date of the grant of such award.

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

Employment Letter Agreement Mr. Lubniewski. We entered into an amended and restated letter agreement with Mr. Lubniewski in March 2019 that replaced his previous December 2014 letter agreement. The agreement sets forth certain agreed upon terms and conditions of employment. Mr. Lubniewski was initially entitled to receive an annual base salary of $460,000 (which has been increased, most recently in January 2022 to $538,000), an annual target performance bonus of up to 75% of his base salary as determined by the Board of Directors following analysis conducted by independent third-party consultants, and certain severance benefits, which were superseded and replaced by the terms of our Severance Plan, as further described below under “—Potential Payments and Benefits upon Termination or Change of Control.” Mr. Lubniewski’s base salary and target bonus percentage are subject to modification from time to time in the discretion of our Board of Directors or any authorized committee thereof.

Employment Letter Agreement with Mr. McMeans. We entered into an amended and restated letter agreement with Mr. McMeans in July 2019 that replaced his previous December 2014 letter agreement. The agreement sets forth certain agreed upon terms and conditions of employment. Mr. McMeans was initially entitled to an annual base salary of $370,000 (which has been increased, most recently in January 2022 to $385,000), an annual target performance bonus of up to 40% of his base salary (increased in January 2022 to 55% of base salary) as determined by the board of directors, and certain severance benefits, which were superseded and replaced by the terms of our Severance Plan, as further described below under “—Potential Payments and Benefits upon Termination or Change of Control.” Mr. McMeans’ base salary and target bonus percentage are subject to modification from time to time in the discretion of our Board of Directors or any authorized committee thereof.

Employment Letter Agreement with Mr. Lawson. We entered into an amended and restated letter agreement with Mr. Lawson in July 2019 that replaced his previous letter agreement and became effective in June 2017. The agreement sets forth certain agreed upon terms and conditions of employment. Mr. Lawson was initially entitled to receive an annual base salary of $333,000 (which has been increased, most recently in January 2022 to $345,000), an annual target performance bonus of up to 50% of his base salary as determined by our Board of Directors, and certain severance benefits, which were superseded and replaced by the terms of our Severance Plan, as further described below under “—Potential Payments and Benefits upon Termination or Change of Control.” Mr. Lawson’s base salary and target bonus percentage are subject to modification from time to time in the discretion of our Board of Directors or any authorized committee thereof.

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

Outstanding Equity Awards at Fiscal Year-End

The following table presents information concerning equity awards held by our named executive officers as of December 31, 2021.

			Option Awards				Stock Awards
Name		Grant Date/Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
John L. Lubniewski		3/08/2012	186	—	32.25	3/08/2022	—	—
		2/01/2013	233	—	32.25	2/01/2023	—	—
		8/06/2013	869	—	32.25	8/06/2023	—	—
		3/20/2014	1,987	—	32.25	3/20/2024	—	—
		12/29/2014	248	—	193.35	12/29/2024	—	—
		2/16/2016	2,333	—	35.40	2/15/2026	—	—
		2/13/2017	1,333	—	28.80	2/13/2027	—	—
	(1)	8/16/2018	5,838	828	51.00	8/16/2028	—	—
	(2)	5/23/2019	17,919	2,081	33.30	5/23/2029	—	—
		8/15/2019	7,500	—	14.25	8/15/2029	—	—
		1/23/2020	35,833	—	9.90	1/23/2030	—	—
	(1)	8/20/2020	28,354	51,646	7.20	8/20/2030	—	—
	(4)	8/16/2018	—	—			413	21,063
Shaun D. McMeans		3/08/2012	558	—	32.25	3/08/2022	—	—
		2/01/2013	123	—	32.25	2/01/2023	—	—
		8/06/2013	869	—	32.25	8/06/2023	—	—
		3/20/2014	2,020	—	32.25	3/20/2024	—	—
		12/29/2014	155	—	193.35	12/29/2024	—	—
		2/16/2016	1,333	—	35.40	2/15/2026	—	—
		2/13/2017	1,233	—	28.80	2/13/2027	—	—
	(1)	8/16/2018	5,838	828	51.00	8/16/2028	—	—
		8/15/2019	3,166	—	14.25	8/15/2029	—	—
		1/23/2020	15,833	—	9.90	1/23/2030	—	—
	(1)	8/20/2020	11,819	21,514	7.20	8/20/2030	—	—
	(4)	8/16/2018	—	—			203	10,353
Byron T. Lawson		10/3/2012	62	—	32.25	10/3/2022
		2/1/2013	13	—	32.25	2/1/2023
		8/6/2013	124	—	32.25	8/6/2023
		3/20/2014	350	—	32.25	3/20/2024
		12/29/2014	124	—	193.35	12/29/2024
		11/25/2015	666	—	76.20	11/25/2025
		5/25/2016	333	—	42.25	5/25/2026
		1/31/2017	666	—	26.25	1/31/2027
		5/31/2017	333	—	51.90	5/31/2027
		7/25/2017	500	—	35.85	7/25/2027
	(1)	8/16/2018	1,750	250	51.00	8/16/2028
		8/6/2019	4,333	—	20.70	8/6/2029
		9/12/2019	2,333	—	12.00	9/12/2029
		1/7/2020	4,666	—	11.25	1/7/2030
	(3)	8/20/2020	6,406	11,594	7.20	8/20/2030
	(4)	8/16/2018	—	—			163	8,313

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

Equity Benefit Plans

2021 Inducement Plan

In July 2021, the Company’s Board of Directors adopted the Company’s 2021 Inducement Plan (the “2021 Inducement Plan”), pursuant to which 300,000 shares were initially authorized and reserved for issuance exclusively for the grant of awards to individuals who were not previously employees or non-employee directors of the Company, as inducement material to the individuals’ entering into employment with the Company (“Inducement Awards”). There were 160,000 shares of the Company’s stock available for issuance under the 2021 Inducement Plan as of December 31, 2021, in addition to shares that may become available from time to time as shares of the Company’s common stock subject to outstanding awards granted under the 2021 Inducement Plan are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such shares.

Stock Awards. The 2021 Inducement Plan provides for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other awards.

Share Reserve. Subject to adjustment for certain changes in our capitalization, the aggregate number of shares of our common stock that may be issued under the 2021 Inducement Plan will not exceed 300,000 shares.

If any shares of our common stock issued pursuant to an award granted under the 2021 Inducement Plan are forfeited back to or redeemed or repurchased by us because of the failure to meet a contingency or condition required for the vesting of such shares, then such shares will become available again for issuance under the 2021 Inducement Plan.

The following shares of our common stock will not become available again for issuance under the 2021 Inducement Plan: (i) any shares repurchased by us on the open market with the proceeds of the exercise or strike price of an award granted under the 2021 Inducement Plan or a Prior Plan Award; and (ii) in the event that a stock appreciation right granted under the 2021 Inducement Plan or a stock appreciation right that is a Prior Plan Award is settled in shares, the gross number of shares subject to such award.

Eligibility. Awards may only be granted to persons who are Eligible Employees described in Section 1(a) of the Plan, where the Award is an inducement material to the individual’s entering into employment with the Company or an Affiliate within the meaning of Rule 5635(c)(4) of the Nasdaq Marketplace Rules or is otherwise permitted pursuant to Rule 5635(c) of the Nasdaq Marketplace Rules.

Administration. The 2021 Inducement Plan will be administered by our Board of Directors, which may in turn delegate some or all of the administration of the 2021 Inducement Plan to a committee or committees composed of members of the board of directors. Our Board of Directors has delegated concurrent authority to administer the 2021 Inducement Plan to our Compensation Committee, but may, at any time, revest in itself some or all of the power delegated to our Compensation Committee. We refer to the plan administrator as the “Plan Administrator” herein.

2020 Equity Incentive Plan

In August 2020, the Company’s stockholders, upon the recommendation of the Company’s Board of Directors, approved the 2020 Equity Incentive Plan (the “2020 Plan”) as a successor to and continuation of the 2014 Plan. As of December 31, 2021, option awards covering an aggregate of 252,275 shares of our common stock under the 2020 Plan were outstanding.

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

As of December 31, 2021, option awards covering an aggregate of 182,095 shares of our common stock, and an additional 1,177 RSU awards have been granted under the 2014 Plan and were outstanding.

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

2011 Equity Incentive Plan

General. Our Board of Directors and our stockholders approved our 2011 Plan in March 2011. The 2011 Plan was subsequently amended by our Board of Directors and our stockholders, most recently in February 2014. The 2011 Plan is the successor to and continuation of our 2001 Plan. As of December 31, 2021, option awards under the 2011 Plan covering an aggregate of 14,966 shares of our common stock were outstanding. No additional awards will be granted under the 2011 Plan and all outstanding awards granted under the 2011 Plan that are repurchased, forfeited, expire or are cancelled will become available for grant under the 2020 Plan in accordance with its terms. Our Board of Directors, or a duly authorized committee thereof, has the authority to administer the 2011 Plan. Our Board of Directors may also delegate certain authority to one or more of our officers. The plan administrator has the authority to modify outstanding awards under our 2011 Plan, including the authority to reduce the exercise, purchase or strike price of any outstanding stock award, cancel any outstanding stock award in exchange for new stock awards, cash or other consideration, or take any other action that is treated as a repricing under generally accepted accounting principles, with the consent of any adversely affected participant.

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

2014 Employee Stock Purchase Plan

General. Our Board of Directors adopted the 2014 ESPP in December 2014 and our stockholders approved the 2014 ESPP in April 2015. The 2014 ESPP became effective on May 5, 2015 in connection with our initial public offering. The purpose of our employee stock purchase plans is to retain the services of new employees and secure the services of new and existing employees while providing incentives for such individuals to exert maximum efforts toward our success and that of our affiliates. The employee stock purchase plans are intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code. Our Board of Directors has delegated its authority to administer the ESPP to our compensation committee.

The 2014 ESPP initially authorized the issuance of 7,388 shares of our common stock pursuant to purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our common stock reserved for issuance automatically increases on January 1 of each calendar year, from January 1, 2016 through January 1, 2024 by the least of (1) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (2) 13,000 shares, or (3) a number determined by our Board of Directors that is less than (1) and (2).

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

Offerings and Purchases. The Amended 2014 ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the Amended 2014 ESPP, we may specify offerings with durations of not more than 27 months and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of our common stock will be purchased for employees participating in the offering. Generally, all regular employees, including executive officers, subject to certain restrictions, employed by us or by any of our designated affiliates, may participate in the Amended 2014 ESPP and may contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of our common stock under the Amended 2014 ESPP. Unless otherwise determined by our Board of Directors, common stock will be purchased for accounts of employees participating in the Amended 2014 ESPP at a price per share equal to the lower of (1) 85% of the fair market value of a share of our common stock on the first date of an offering or (2) 85% of the fair market value of a share of our common stock on the date of purchase.

Changes to Capital Structure. In the event that there occurs a change in our capital structure through such actions as a stock split, merger, consolidation, reorganization, recapitalization, reincorporation, stock dividend, dividend in property other than cash, large nonrecurring cash dividend, liquidating dividend, combination of shares, exchange of shares, change in corporate structure or similar transaction, the board of directors will make appropriate adjustments to (1) the number of shares reserved under the Amended 2014 ESPP, (2) the maximum number of shares by which the share reserve may increase automatically each year and (3) the number of shares and purchase price of all outstanding purchase rights.

Corporate Transactions. In the event of certain significant corporate transactions, including the consummation of: (1) a sale of all our assets, (2) the sale or disposition of 90% of our outstanding securities, (3) a merger or consolidation where we do not survive the transaction and (4) a merger or consolidation where we do survive the transaction but the shares of our common stock outstanding immediately prior to such transaction are converted or exchanged into other property by virtue of the transaction, any then-outstanding rights to purchase our stock under the Amended 2014 ESPP may be assumed, continued or substituted for by any surviving or acquiring entity (or its parent company). If the surviving or acquiring entity (or its parent company) elects not to assume, continue or substitute for such purchase rights, then the participants’ accumulated payroll contributions will be used to purchase shares of our common stock within ten business days prior to such corporate transaction, and such purchase rights will terminate immediately.

Plan Amendments, Termination. Our Board of Directors has the authority to amend or terminate our Amended 2014 ESPP, provided that except in certain circumstances any such amendment or termination may not materially impair any outstanding purchase rights without the holder’s consent. We will obtain stockholder approval of any amendment to our Amended 2014 ESPP as required by applicable law or listing requirements.

401(k) Plan

We maintain a tax-qualified retirement plan that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. All participants’ interests in their deferrals are 100% vested when contributed. We made no matching contributions into the 401(k) plan for either of the year ended December 31, 2021. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan, and all contributions are deductible by us when made.

Director Compensation

The following table sets forth in summary form information concerning the compensation that we paid or awarded during the year ended December 31, 2021 to each of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Ann F. Hanham	75,000	25,000	100,000
Michelle R. Griffin	56,000	25,000	81,000
Harry A. George	42,500	25,000	67,500
Donnie M. Hardison	47,000	25,000	72,000
James T. LaFrance	47,500	25,000	72,500
Lee R. McCracken	46,000	25,000	71,000
Timothy B. Johnson (2)	4,677	—	4,677

(1)

As of December 31, 2021, the aggregate number of outstanding options to purchase our common stock held by our non-employee directors were: Dr. Hanham: 10,398, Ms. Griffin: 9,999, Mr. George: 10,532; Mr. Hardison: 10,798; Mr. LaFrance: 10,798, Mr. McCracken: 10,798 and Mr. Johnson 21,737. The dollar amounts in this column represent the aggregate grant date fair value of stock option awards granted in 2021. These amounts have been computed in accordance with FASB ASC Topic 718, using the Black-Scholes option pricing model. For further discussion of valuation assumptions, see Note 14 “Stockholders’ Equity” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	Mr. Johnson served as our Executive Chairman until his resignation in January 2021.

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

Pursuant to our non-employee director compensation policy, non-employee director compensation for service on our Board of Directors was as follows as of January 1, 2021:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2021.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders:
2011 Equity Incentive Plan	14,966	49.94	—
2014 Equity Incentive Plan (1) (2)	183,272	26.12	—
Amended 2014 Employee Stock Purchase Plan (3)	—	N/A	479,674
2020 Equity Incentive Plan	252,275	6.87	558,865
Equity compensation plans not approved by security holders (4)	140,000	5.29	160,000
Total	590,513		1,038,539

(1)

On January 1 of each year from January 1, 2016 through and including January 1, 2020, the number of shares authorized for issuance under the 2014 Plan was automatically increased by a number equal to 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares determined by our Board of Directors. Upon adoption of the 2020 Plan in August 2020, there were no additional annual authorized share increases.

(2)

The number of shares to be issued upon exercise of outstanding options, RSUs, warrants and rights under the 2014 Equity Incentive Plan includes 1,177 outstanding RSU awards. These shares have been excluded from weighted-average exercise price in column (b) above.

(3)

On January 1 of each year from January 1, 2016 through and including January 1, 2020, the number of shares authorized for issuance under our 2014 Employee Stock Purchase Plan was automatically increased by a number equal to the least of: (a) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; (b) 13,000 shares; and (c) a number determined by the board of directors that is less than the amounts set forth in the foregoing clauses (a) and (b). In August 2021, the Company’s stockholders, upon the recommendation of the Company’s Board of Directors, approved the Amended 2014 ESPP. Upon approval of the Amended 2014 ESPP, 500,000 shares of the Company’s common stock were reserved for issuance under the Amended 2014 ESPP in addition to 24,285 shares of the Company’s common stock reserved for issuance under the original 2014 Employee Stock Purchase Plan. The Amended 2014 ESPP does not contain an evergreen provision.

(4)

In July 2021, the Company’s Board of Directors adopted the Company’s 2021 Inducement Plan (the “2021 Inducement Plan”), pursuant to which 300,000 shares were initially authorized and reserved for issuance exclusively for the grant of awards to individuals who were not previously employees or non-employee directors of the Company, as inducement material to the individuals’ entering into employment with the Company (“Inducement Awards”). There were 160,000 shares of the Company’s stock available for issuance under the 2021 Inducement Plan as of December 31, 2021.

Principal Stockholders

The following table sets forth certain information regarding the ownership of the Company’s common stock as of February 28, 2022 by: (i) each director; (ii) each of our executive officers named in the Summary Compensation Table above; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.

The table is based upon information supplied by officers, directors and principal stockholders, Schedules 13G filed with the SEC and other sources believed to be reliable by us. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 7,590,733 shares outstanding on February 28, 2022, adjusted as required by rules promulgated by the SEC. Unless otherwise indicated, the address for each person or entity listed in the table is c/o HTG Molecular Diagnostics, Inc., 3430 E. Global Loop, Tucson, Arizona 85706.

	Common Stock Beneficially Owned
Name and address of beneficial owner	Shares	Percentage
Greater than 5% stockholders
Samjo Capital, LLC, Samjo Management, LLC and Andrew N. Wiener (1)	615,100	8.1%
599 Lexington Avenue, Floor 21
New York, NY 10022
AIGH Capital Management LLC, AIGH Investment Partners LLC and Orin Hirschman (2)	614,000	8.1%
6006 Berkeley Avenue
Baltimore, MD 21209
Cowen Prime Advisors (3)	593,133	7.8%
599 Lexington Avenue, Floor 21
New York, NY 10022
The Hewlett Fund LP (4)	523,887	6.9%
100 Merrick Road, Suite 400W
Rockville Centre, NY 11570
Larry Lytton (5)	521,691	6.9%
467 Central Park West
New York, NY 10025
Directors and named executive officers
John L. Lubniewski (6)	123,225	1.6%
Shaun D. McMeans (7)	54,567	*
Byron Lawson (8)	28,196	*
Ann Hanham (9)	6,884	*
Harry A. George (10)	18,757	*
Michelle R. Griffin (11)	6,165	*
Donnie M. Hardison (12)	7,631	*
James T. LaFrance (13)	7,631	*
Lee McCracken (14)	7,131	*
All current executive officers and directors as a group (9 persons) (15)	260,187	3.3%

*	Represents beneficial ownership of less than one percent.

(1)

Samjo Capital, LLC and Samjo Management, LLC, Delaware limited liability companies and Andrew N. Wiener, as sole managing member of these entities have reported shared voting power over 590,000 shares of the Company’s common stock and Mr. Wiener reports having sole voting power over an additional 25,100 shares of the Company’s common stock. This information is based on the Schedule 13G filed on February 8, 2022 with the SEC.

(2)

AIGH Capital Management, LLC, a Maryland limited liability company, AIGH Investment Partners, LLC, a Delaware limited liability company, and Orin Hirschman, Managing Member of AIGH Investment Partners, LLC and president of AIGH Investment Partners, LLC have reported shared voting power over 614,000 shares of Company’s common stock. This information is based on the Schedule 13G filed on February 11, 2022 with the SEC.

(3)

Cowen Prime Advisors LLC (“CPA”) is a registered investment adviser under the Investment Advisers Act of 1940. In its role as investment adviser, CPA possesses discretionary investment authority to determine the identity and amount of securities to be bought and sold, including 593,133 shares of the Company’s common stock. These securities are owned by various clients, who have retained sole proxy voting authority over all of the shares. However, CPA has sole authority to dispose of the position as appropriate. CPA reported the total number of shares beneficially owned by CPA as discretionary investment manager in the Information Table filed by CPA as part of its third quarter 2021 Form 13F filing. Andrew N. Wiener, one of the portfolio managers of the CPA Samjo Investment Program (“SI”), is also the sole Managing Member of Samjo Capital, LLC and Samjo Management, LLC which serve as the General Partner and Management Company, respectively, of Samjo Partners, LP, an investment partnership (hedge fund) and HAFF Partners LP, a family investment partnership, both of which employ investment strategies that are similar to those employed in the CPA SI program. Samjo Capital, LLC, Samjo Management, LLC, Samjo Partners, LP and HAFF Partners LP are not affiliated with CPA. Mr. Wiener, along with his fellow CPA SI portfolio managers, is responsible for the decision to invest client accounts of CPA SI in shares of this issuer. In addition to Mr. Wiener’s portfolio management responsibilities for CPA SI, Mr. Wiener may invest, and from time to time has, invested assets of his non-CPA clients in shares of this same issuer. However, because these non-CPA clients are an unaffiliated outside business activity of Mr. Wiener over which CPA has no control or other relationship, CPA does not make joint filings with respect to any shares of the issuer held by any non-CPA clients. To the best of CPA’s knowledge and belief, Mr. Wiener reports the ownership of shares by such non-CPA clients separately to the extent required and is identified as the reporting person. This information is based on the Schedule 13G filed on February 9, 2022 with the SEC.

(4)	The Hewlett Fund LP may be deemed to be the beneficial owner of 523,887 shares of the Company’s common stock. This information is based on the Schedule 13G filed on January 4, 2022 with the SEC.
(5)

Laurence W. Lytton may be deemed to be the beneficial owner of 521,691 shares, including 519,259 shares for which he has reported sole voting and dispositive power over and 2,432 shares for which he has reported shared voting and dispositive power of the Company’s common stock. This information is based on the Schedule 13G filed on February 15, 2022 with the SEC.

(6)	Includes 111,591 shares that Mr. Lubniewski has the right to acquire from us within 60 days of February 28, 2022 pursuant to the exercise of stock options and the vesting of RSUs.
(7)	Includes 46,245 shares that Mr. McMeans has the right to acquire from us within 60 days of February 28, 2022 pursuant to the exercise of stock options and the vesting of RSUs.
(8)	Includes 24,364 shares that Mr. Lawson has the right to acquire from us within 60 days of February 28, 2022 pursuant to the exercise of stock options and the vesting of RSUs.
(9)	Includes 6,398 shares that Dr. Hanham has the right to acquire from us within 60 days of February 28, 2022 pursuant to the exercise of stock options.
(10)

Consists of (i) 9,624 shares beneficially owned by Solstice Capital II LP and (ii) 6,532 shares that Mr. George has the right to acquire from us within 60 days of February 28, 2022 pursuant to the exercise of stock options. Mr. George is the managing member of Solstice Capital II LP and has joint voting and investment power over the shares held by Solstice Capital II LP.

(11)	Includes 5,999 shares that Ms. Griffin has the right to acquire from us within 60 days of February 28, 2022 pursuant to the exercise of stock options.
(12)	Includes 6,798 shares that Mr. Hardison has the right to acquire from us within 60 days of February 28, 2022 pursuant to the exercise of stock options.
(13)	Includes 6,798 shares that Mr. LaFrance has the right to acquire from us within 60 days of February 28, 2022 pursuant to the exercise of stock options.
(14)	Includes 6,798 shares that Mr. McCracken has the right to acquire from us within 60 days of February 28, 2022 pursuant to the exercise of stock options.
(15)	The number of shares beneficially owned consists of (a) the shares described in Notes (6) through (14).

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

The following sections summarize transactions since January 1, 2020 to which we have been a party, in which the amount involved in the transaction exceeded the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation” and “Director Compensation.”

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

Item 14. Principal Accounting Fees and Services.

The following table summarizes the fees of BDO USA, LLP, our independent registered public accounting firm, for 2021 and 2020.

	December 31,
	2021	2020
Fee Category
Audit fees (1)	$409,889	$501,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$409,889	$501,000

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

4.2

Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 25, 2021).

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

4.6

Warrant issued to MidCap Funding XXVIII Trust, dated March 26, 2018 (incorporated by reference to Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37369), filed with the SEC on May 10, 2018).

4.7

Warrant to Purchase Common Stock, issued to Silicon Valley Bank on June 24, 2020 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 25, 2020).

4.8

Form of Pre-Funded Warrant issued on March 21, 2022 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37369), filed with the SEC on March 21, 2022).

4.9

Form of Common Stock Warrant (24-month term) issued on March 21, 2022 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37369), filed with the SEC on March 21, 2022).

4.10

Form of Common Stock Warrant (66-month term) issued on March 21, 2022 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-37369), filed with the SEC on March 21, 2022).

4.11

Registration Rights Agreement, dated as of March 17, 2022 between the Registrant and the purchaser party thereto (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 001-37369), filed with the SEC on March 21, 2022).

4.12	Description of Common Stock.

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

10.7+

Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the HTG Molecular Diagnostics, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-248207), filed with the Commission on August 20, 2020).

10.8+

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

10.10

HTG Molecular Diagnostics, Inc. 2021 Inducement Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-258977), filed with the Commission on August 20, 2021).

10.11

Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the HTG Molecular Diagnostics, Inc. 2021 Inducement Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-258977), filed with the Commission on August 20, 2021).

10.12

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the HTG Molecular Diagnostics, Inc. 2021 Inducement Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-258977), filed with the Commission on August 20, 2021).

10.13

HTG Molecular Diagnostics, Inc. Amended and Restated Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37369), filed with the SEC on August 9, 2016).

10.14+

HTG Molecular Diagnostics, Inc. Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (File No. 001-37369), filed with the SEC on March 25, 2021).

10.15+

HTG Molecular Diagnostics, Inc. Severance and Change in Control Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 001-37369), filed with the SEC on March 25, 2021).

10.16+

Employment Agreement, dated April 1, 2019, by and between John L. Lubniewski and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 2, 2019).

10.17+

Employment Agreement, dated July 28, 2019, by and between Shaun D. McMeans and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37369), filed with the SEC on November 12, 2019).

Exhibit Number	Description
10.18+

Employment Agreement, dated July 28, 2019, by and between Byron Lawson and the Registrant (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K (File No. 001-37369), filed with the SEC on March 25, 2020).

10.19

Standard Commercial-Industrial Multi Tenant Triple Net Lease dated July 11, 2008 by and between the Registrant and Pegasus Properties LP (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-201313), originally filed with the SEC on December 30, 2014).

10.20

Second Amendment to Lease Agreement (Suite 300 – Laboratory), dated December 8, 2020, by and between the Registrant and Pegasus Properties, L.P. (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-37369), filed with the SEC on March 25, 2021).

10.21

Second Amendment to Lease Agreement (Suite 100 - Administration - to include Suite 200), dated January 28, 2019, by and between Pegasus Properties, L.P. and the Registrant (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 7, 2019).

10.22

Third Amendment to Lease Agreement (Suite 100 – Administration), dated December 8, 2020, by and between the Registrant and Pegasus Properties, L.P. (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 001-37369), filed with the SEC on March 25, 2021).

10.23

Third Amendment, dated September 27, 2021, to Standard Commercial-Industrial Multi Tenant Triple Net Lease, dated July 11, 2008, between the Company and Pegasus Properties L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0001-37369), filed with the SEC on September 29, 2021).

10.24

Fourth Amendment, dated September 27, 2021, to Standard Commercial-Industrial Multi Tenant Triple Net Lease, dated May 11, 2011, between the Company and Pegasus Properties L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 0001-37369), filed with the SEC on September 29, 2021).

10.25

Loan and Security Agreement dated June 24, 2020, by and among the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37369), filed with the SEC on June 24, 2020).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HTG Molecular Diagnostics, Inc.

Date: March 29, 2022	By:	/s/ John L. Lubniewski
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John L. Lubniewski	President and Chief Executive Officer and Director	March 29, 2022
John L. Lubniewski	(Principal Executive Officer)

/s/ Shaun D. McMeans	Senior Vice President and Chief Financial Officer	March 29, 2022
Shaun D. McMeans	(Principal Financial Officer)

/s/ Laura L. Godlewski	Senior Vice President of Finance and Administration	March 29, 2022
Laura L. Godlewski	(Principal Accounting Officer)

/s/ Ann F. Hanham	Chair of Board of Directors	March 29, 2022
Ann F. Hanham

/s/ Harry A. George	Director	March 29, 2022
Harry A. George

/s/ Michelle R. Griffin	Director	March 29, 2022
Michelle R. Griffin

/s/ Donnie M. Hardison	Director	March 29, 2022
Donnie M. Hardison

/s/ Christopher P. Kiritsy	Director	March 29, 2022
Christopher P. Kiritsy

/s/ James T. LaFrance	Director	March 29, 2022
James T. LaFrance

/s/ Lee R. McCracken	Director	March 29, 2022
Lee R. McCracken