Form 10-Q
period 2022-03-31
HTG MOLECULAR DIAGNOSTICS, INC
filed 2022-05-12
CIK 1169987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 5, 2022, the registrant had 8,586,046 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$14,614,427	$9,599,950
Short-term investments available-for-sale, at fair value	6,948,584	12,343,456
Accounts receivable, net of allowance of $20,315 at March 31, 2022 and December 31, 2021	749,220	2,092,466
Inventory, net of allowance of $79,339 at March 31, 2022 and $25,306 at December 31, 2021	2,022,478	1,987,753
Prepaid expenses and other	1,082,135	1,163,339
Total current assets	25,416,844	27,186,964
Operating lease right-of-use assets	1,245,045	1,345,361
Property and equipment, net	941,809	1,118,886
Other non-current assets	860,604	809,476
Total assets	$28,464,302	$30,460,687

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,317,009	$1,649,440
Accrued liabilities	1,024,984	2,022,569
Current portion of long-term debt	5,000,000	5,167,586
NuvoGen obligation - current	548,301	548,301
Operating lease liabilities - current	423,111	413,865
Other current liabilities	181,088	141,749
Total current liabilities	8,494,493	9,943,510
NuvoGen obligation - non-current, net of discount	3,725,273	3,900,880
Long-term debt, net of current portion, discount and debt issuance costs	4,046,356	5,178,629
Other non-current liabilities	929,706	1,037,844
Total liabilities	17,195,828	20,060,863
Commitments and Contingencies (Note 15)
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; no shares authorized, issued and outstanding at March 31, 2022; 23,770 shares authorized, issued and outstanding at December 31, 2021	—	24
Common stock, $0.001 par value; 26,666,667 shares authorized at March 31, 2022 and December 31, 2021, 8,583,253 shares issued and outstanding at March 31, 2022 and 7,588,085 shares issued and outstanding at December 31, 2021	8,583	7,588
Additional paid-in-capital	226,090,840	218,723,349
Accumulated other comprehensive income (loss)	(399)	1,894
Accumulated deficit	(214,830,550)	(208,333,031)
Total stockholders’ equity	11,268,474	10,399,824
Total liabilities and stockholders' equity	$28,464,302	$30,460,687

See notes to the unaudited condensed consolidated financial statements

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Product and product-related services revenue	$1,184,454	$1,435,146

Operating expenses:
Cost of product and product-related services revenue	855,048	785,200
Selling, general and administrative	4,663,011	3,859,619
Research and development	1,920,430	1,372,040
Total operating expenses	7,438,489	6,016,859
Operating loss	(6,254,035)	(4,581,713)

Other income (expense):
Interest expense	(249,312)	(270,357)
Interest income	6,214	6,212
Total other income (expense)	(243,098)	(264,145)
Net loss before income taxes	(6,497,133)	(4,845,858)
Provision for income taxes	(386)	(2,449)
Net loss	$(6,497,519)	$(4,848,307)
Net loss per share, basic and diluted	$(0.81)	$(0.80)
Shares used in computing net loss per share, basic and diluted	8,011,774	6,040,752

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(6,497,519)	$(4,848,307)
Other comprehensive loss, net of tax effect:
Foreign currency translation adjustment	(2,293)	(1,557)
Total other comprehensive loss	(2,293)	(1,557)
Comprehensive loss	$(6,499,812)	$(4,849,864)

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three Months Ended March 31, 2022
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at January 1, 2022	23,770	$24	7,588,085	$7,588	$218,723,349	$1,894	$(208,333,031)	$10,399,824
Stock-based compensation expense	—	—	—	—	251,214	—	—	251,214
Release of restricted stock awards	—	—	4,148	4	(4)	—	—	—
Net share settlement of restricted stock awards	—	—	(1,500)	(1)	(8,128)	—	—	(8,129)
Employee stock purchase plan expense	—	—	—	—	16,591	—	—	16,591
Issuance of common stock from March 2022 Purchase Agreement, net of approximately $0.4 million of issuance costs	—	—	834,054	834	7,107,952	—	—	7,108,786
Conversion of Series A convertible preferred stock for common stock	(23,770)	(24)	158,466	158	(134)	—	—	—
Net loss	—	—	—	—	—	—	(6,497,519)	(6,497,519)
Foreign currency translation adjustment	—	—	—	—	—	(2,293)	—	(2,293)
Balance at March 31, 2022	-	$-	8,583,253	$8,583	$226,090,840	$(399)	$(214,830,550)	$11,268,474

	Three Months Ended March 31, 2021
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at January 1, 2021	23,770	$24	5,199,997	$5,200	$205,661,999	$5,298	$(191,187,861)	$14,484,660
Stock-based compensation expense	—	—	—	—	337,823	—	—	337,823
Release of restricted stock awards	—	—	1,390	1	—	—	—	1
Net share settlement of restricted stock awards	—	—	(250)	—	(1,197)	—	—	(1,197)
Employee stock purchase plan expense	—	—	—	—	13,115	—	—	13,115
Issuance of common stock from ATM offering, net of commissions of approximately $0.2 million	—	—	1,058,045	1,058	6,854,140	—	—	6,855,198
Exercise of stock options	—	—	75	—	326	—	—	326
Net loss	—	—	—	—	—	—	(4,848,307)	(4,848,307)
Foreign currency translation adjustment	—	—	—	—	—	(1,557)	—	(1,557)
Balance at March 31, 2021	23,770	$24	6,259,257	$6,259	$212,866,206	$3,741	$(196,036,168)	$16,840,062

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(6,497,519)	$(4,848,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	185,492	197,951
Accretion of discount on NuvoGen obligation	(2,983)	(3,106)
Provision for excess inventory	59,353	4,836
Amortization of SVB Term Loan discount and issuance costs	117,727	123,010
Stock-based compensation expense	251,214	337,824
Employee stock purchase plan expense	16,591	13,115
Non-cash operating lease expense	100,316	151,831
Accrued interest on available-for-sale securities investments	(5,128)	(3,600)
Loss on abandonment and disposal of assets, net	—	178,925
Changes in operating assets and liabilities:
Accounts receivable	1,343,246	56,997
Inventory	(120,164)	(115,584)
Prepaid expenses and other	93,299	(401,597)
Accounts payable	(352,934)	145,309
Accrued liabilities	(1,069,543)	(336,973)
Contract liabilities	40,279	302,357
Operating lease liabilities	(98,809)	(156,249)
Net cash used in operating activities	(5,939,563)	(4,353,261)
Investing activities
Purchase of property and equipment	(8,415)	(98,509)
Maturities of available-for-sale securities	5,400,000	6,300,000
Purchase of available-for-sale securities	—	(8,986,169)
Net cash (used in) provided by investing activities	5,391,585	(2,784,678)
Financing activities
Proceeds from ATM Offering, net of commissions of $0.2 million	—	6,855,198
Proceeds from March 2022 Purchase Agreement, net of $0.4 million of issuance costs	7,207,499	—
Payments on NuvoGen obligation	(172,624)	(154,777)
Payments on SVB Term Loan	(1,250,000)	—
Payments on deferred offering costs	(38,500)	—
Payments on financing leases	(4,635)	(6,905)
Proceeds from exercise of stock options	—	326
Taxes paid for net share settlement of restricted stock awards	(8,129)	(1,197)
Payments on insurance notes	(167,586)	(165,099)
Net cash provided by financing activities	5,566,025	6,527,546
Effect of exchange rates on cash	(3,570)	(9,732)
Increase (decrease) in cash and cash equivalents	5,014,477	(620,125)
Cash and cash equivalents at beginning of period	9,599,950	22,397,812
Cash and cash equivalents at end of period	$14,614,427	$21,777,687
Supplemental disclosure of noncash investing and financing activities
Fixed asset purchases payable and accrued at period end	$-	$10,738
Issuance of common stock upon conversion of Series A convertible preferred stock	1,402,430	—
Deferred financing costs payable and accrued at period end	98,713	—
Supplemental cash flow information
Cash paid for interest	$139,846	$146,161
Cash paid for taxes	—	90

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business, Basis of Presentation and Principles of Consolidation

HTG Molecular Diagnostics, Inc. (the “Company”) is a life science company whose mission is to advance precision medicine through its innovative transcriptome-wide profiling technology. The Company derives revenue primarily from sales of its HTG EdgeSeq system and integrated next-generation sequencing-based (“NGS-based”) HTG EdgeSeq research use only (“RUO”) assays and from sample processing services performed in its VERI/O laboratory.

The Company operates in one segment and its customers and distributors are located primarily in the United States and Europe. For sales to distributors, their locations may be different from the locations of the end customers. For the three months ended March 31, 2022, approximately 18% of the Company’s revenue was generated from sales originated by customers located outside of the United States, compared with 41% for the three months ended March 31, 2021.

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

The Company experienced a significant slowing of product and product-related services revenue generation beginning in March 2020 and believes that while it has seen some recovery, this impact will continue to be seen at some level at least through the first half of 2022. The extent of this impact has varied from customer to customer depending upon how they have been directly or indirectly impacted by local stay-at-home orders and other social distancing measures, prioritization of studies by those customers as the immediate impacts of the pandemic have passed, and the workforce and supplier impacts that each customer has experienced during the pandemic. The Company has not experienced delays in its development efforts despite its efforts to prioritize the safety of its employees during this pandemic. In addition, the impact of the COVID-19 pandemic on the Company’s ability to source raw materials and other supplies has not been significant to date. However, a change in or loss of suppliers or other supply chain or distribution network partners due to the ongoing impacts of the pandemic on the global economy could adversely affect the Company’s business and the business of its vendors, partners and customers, and could result in future reductions in sales and operating results.

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

As a result of various government programs enacted to address the ongoing impacts of COVID-19, the Company was able to qualify for and receive Employee Retention Credits (“ERC”) during the years ended December 31, 2020 and 2021. ERC benefits of approximately $0.1 million, $0.3 million, and $0.1 million were included in cost of product and product-related services revenue, selling, general and administrative and research and development, respectively, as an offset to the related compensation costs in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2021. In November 2021, the Infrastructure Investment and Jobs Act was signed into law, making wages paid after September 30, 2021 ineligible for these credits. As such, no further ERC benefits were received for the three months ended March 31, 2022. ERC benefits receivable of $0.4 million was included in prepaid expenses and other in the accompanying condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect the accounts of the Company as of March 31, 2022 and for the three months ended March 31, 2022 and 2021. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The accompanying condensed consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and the results of its operations and cash flows, as of and for the periods presented. The accompanying condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information and disclosures required by GAAP for annual financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2022.

Going Concern and Liquidity

Management has assessed the Company’s ability to continue as a going concern within one year of issuance of these financial statements. The accompanying interim unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the Company has had recurring operating losses and negative operating cash flows since its inception and has an accumulated deficit of $214.8 million as of March 31, 2022. As of March 31, 2022, the Company had working capital of $16.9 million and long-term liabilities of $8.7 million. The Company’s liability balances consist primarily of its debt obligations, including an asset-secured loan with Silicon Valley Bank (the “SVB Term Loan”), as well as an obligation to NuvoGen Research, LLC (the “NuvoGen obligation”) (see Note 10). Potentially changing circumstances, including COVID-19 uncertainties, may result in the depletion of the Company’s capital resources more rapidly than it currently anticipates, resulting in the Company not having adequate resources to fund its planned operations and expenditures for at least the next 12 months and to comply with the financial covenant in the Loan and Security Agreement for the SVB Term Loan (the “Loan Agreement”). These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

The Company will need to raise additional capital to fund its operations and service its long-term debt obligations until its revenue reaches a level sufficient to provide for self-sustaining cash flows. There can be no assurance that additional capital will be available on acceptable terms, or at all, or that the Company’s revenue will reach a level sufficient to provide for self-sustaining cash flows. In addition, the Company must comply with a financial covenant in the SVB Term Loan requiring the Company to maintain unrestricted cash, including short term investments available-for-sale, of not less than the greater of (i) $12.5 million and (ii) an amount equal to six times the amount of the Company’s average monthly Cash Burn (as defined in the Loan Agreement) over the trailing three months. The Company currently expects that it may not be in compliance with this unrestricted cash covenant as early as the third quarter of 2022 unless it is successful in raising additional equity capital or is able to amend the covenant with SVB. If the Company breaches the covenant, the Company may have to delay, scale back or discontinue one or more product development programs, curtail its commercialization activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that the Company otherwise would have sought to develop or commercialize independently, cease operations altogether, pursue a sale of the Company at a price that may result in a significant loss on investment for its stockholders, file for bankruptcy or seek other protection from creditors, or liquidate all assets. In addition, if the Company defaults under the Loan Agreement, SVB could charge an interest rate of 5% above the otherwise applicable floating rate, accelerate payment of the SVB Term Loan and ultimately foreclose on the Company’s assets.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, HTG Molecular Diagnostics France, SARL, after elimination of all intercompany transactions and balances.

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

The Company sells its instrument, related consumables, sample processing services and custom RUO assay design services primarily to biopharmaceutical companies, academic institutions and molecular labs. The Company routinely assesses the financial strength of its customers and credit losses have been minimal to date.

The Company’s top three customers accounted for 24%, 20% and 12% of the Company’s revenue for the three months ended March 31, 2022, compared with the Company’s top two customers accounting for 19% and 15% of the Company’s revenue for the three months ended March 31, 2021.

The largest three customers accounted for 50%, 11% and 10% of the Company’s accounts receivable as of March 31, 2022. The largest two customers accounted for approximately 18% and 17% of the Company’s accounts receivable as of December 31, 2021. The third and fourth largest customers accounted for approximately 10% each of the Company’s accounts receivable as of December 31, 2021.

One vendor accounted for 28% of the Company’s accounts payable as of March 31, 2022, compared with two vendors who accounted for 28% and 16% of the Company’s accounts payable as of December 31, 2021.

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those previously disclosed in the consolidated financial statements included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2022.

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

The Company’s obligation related to an asset purchase transaction with a then-common stockholder of the Company, (the “NuvoGen obligation”) had an estimated fair value of approximately $4.2 million as of March 31, 2022. This estimated fair value represents a Level 3 measurement that has been determined using a Monte Carlo simulation with key assumptions including future revenue, volatility, discount and risk-free rates.

New Accounting Pronouncements

The following are new FASB ASUs that had not been adopted by the Company as of March 31, 2022:

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and also simplifies the diluted earnings per share calculation in certain areas. The standard became effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years and interim periods within those fiscal years, beginning after December 15, 2021. For all other entities, the standard will be effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, and adoption must be as of the beginning of the Company’s annual fiscal year. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

Note 3. Inventory

Inventory, net of allowance, consisted of the following as of the dates indicated:

	March 31,	December 31,
	2022	2021
Raw materials	$1,952,440	$1,964,407
Work in process	264,553	312,803
Finished goods	622,206	447,145
Total gross inventory	2,839,199	2,724,355
Less inventory allowance	(79,339)	(25,306)
	$2,759,860	$2,699,049

Inventory of $2.0 million and $0.7 million was included in inventory – current and other non-current assets, respectively, in the condensed consolidated balance sheets as of both March 31, 2022 and December 31, 2021.

For the three months ended March 31, 2022, the Company recorded a specific inventory reserve of $54,033 to adjust estimated inventory value for the projected expiration of a specific inventory item, in addition to adjustments to the provision for excess inventory of $5,320. Adjustments to the provision for excess inventory of $4,836 were recorded for the three months ended March 31, 2021. These adjustments for estimated shrinkage, obsolescence and excess inventory have been included in cost of product and product-related services revenue in the accompanying condensed consolidated statements of operations.

HTG EdgeSeq instruments at customer locations under evaluation agreements are included in finished goods inventory. Finished goods inventory under evaluation was $0.2 million as of both March 31, 2022 and December 31, 2021.

Note 4. Fair Value Instruments

Financial assets and liabilities measured at fair value are classified in their entirety in the fair value hierarchy based on the lowest level input significant to the fair value measurement. The following table classifies the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 in the fair value hierarchy:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$13,966,691	$—	$—	$13,966,691
Investments available-for-sale at fair value
Corporate debt securities	—	6,948,584	—	6,948,584
Total	$13,966,691	$6,948,584	$—	$20,915,275

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$9,083,302	$—	$—	$9,083,302
Investments available-for-sale at fair value
Corporate debt securities	—	12,343,456	—	12,343,456
Total	$9,083,302	$12,343,456	$—	$21,426,758

There are no other financial instruments subject to fair value measurement on a recurring basis. Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2022 or the year ended December 31, 2021.

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

Fair values of these assets are based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not adjust any of the valuations received from these third parties with respect to any of its Level 1 or 2 securities for the three months ended March 31, 2022 or the year ended December 31, 2021.

Note 5. Available-for-Sale Securities

The Company’s portfolio of available-for-sale securities consists of high credit quality corporate debt securities. The following is a summary of the Company’s available-for-sale securities as of March 31, 2022 and December 31, 2021:

	March 31, 2022
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
Corporate debt securities	$6,948,584	$—	$—	$6,948,584
Total available-for-sale securities	$6,948,584	$—	$—	$6,948,584

	December 31, 2021
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
Corporate debt securities	$12,343,456	$—	$—	$12,343,456
Total available-for-sale securities	$12,343,456	$—	$—	$12,343,456

There were no gross unrealized losses relating to the Company’s available-for-sale securities investments as of March 31, 2022.

Contractual maturities of all of the Company’s debt securities investments were less than one year as of March 31, 2022. Expected maturities may differ from contractual maturities where issuers of the securities have the right to prepay obligations without prepayment penalties.

Note 6. Property and Equipment

Property and equipment, net, consists of the following as of the dates indicated:

	March 31,	December 31,
	2022	2021
Furniture & fixtures	$872,877	$872,877
Leasehold improvements	1,940,177	1,931,762
Equipment used in manufacturing	2,432,242	2,432,242
Equipment used in research & development	2,343,930	2,343,930
Equipment used in the field	216,218	216,218
Software	480,740	480,740
Property and equipment	8,286,184	8,277,769
Less: accumulated depreciation and amortization	(7,344,375)	(7,158,883)
	$941,809	$1,118,886

Depreciation and leasehold improvement amortization expense was approximately $0.2 million for both the three months ended March 31, 2022 and 2021.

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following as of the dates indicated:

	March 31,	December 31,
	2022	2021
Accrued employee bonuses	$276,687	$1,254,355
Payroll and employee benefit accruals	286,526	389,385
Accrued accounting and legal fees	145,838	47,594
Accrued product warranty	98,716	97,512
Other accrued liabilities	217,217	233,723
	$1,024,984	$2,022,569

Note 8. Debt Obligations

Current portion of long-term debt consisted of the following as of the dates indicated:

	March 31,	December 31,
	2022	2021
SVB Term Loan	$5,000,000	$5,000,000
2021 Insurance Note	—	167,586
	$5,000,000	$5,167,586

Long-term debt, net of current portion, discount and debt issuance costs, consisted of the following as of the dates indicated:

	March 31,	December 31,
	2022	2021
SVB Term Loan, net of discount and debt issuance costs	$4,046,356	$5,178,629

SVB Term Loan

On June 24, 2020 (the “Closing Date”), the Company entered into the SVB Term Loan, by and among the Company and SVB, as lender, which provides a secured term loan in the principal amount of $10.0 million. The proceeds from the SVB Term Loan were fully funded on June 25, 2020.

The SVB Term Loan bears interest at a floating rate equal to the greater of 2.50% above the Prime Rate (as defined in the Loan Agreement) and 5.75%. Interest on the SVB Term Loan is due and payable monthly in arrears. The SVB Term Loan originally required interest-only payments through June 30, 2021. As a result of the Company’s achievement of an equity milestone defined in the Loan Agreement during the quarter ended June 30, 2021, the interest-only period was extended for six months through December 31, 2021. The extended interest-only period is followed by equal monthly payments of principal and interest through the maturity date of December 1, 2023.

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

The Company included $0.5 million and $0.6 million of debt discount associated with the SVB Term Loan, resulting from fees and debt issuance costs, inclusive of the fair value of warrants issued, in long-term debt, net of current portion, discount and debt issuance costs in the accompanying condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively. Amortization of the debt discount associated with the SVB Term Loan was approximately $0.1 million for both the three months ended March 31, 2022 and 2021, and was included in interest expense in the accompanying condensed consolidated statements of operations.

The remaining principal repayments due under the SVB Term Loan as of March 31, 2022 are as follows for each fiscal year:

2022	$3,750,000
2023	5,000,000
Total SVB Term Loan payments	8,750,000
Less discount and deferred financing costs	(503,644)
Plus final fee premium	800,000
Total SVB Term Loan, net	$9,046,356

Insurance Note

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

Note 9. Revenue from Contracts with Customers

Product and Product-Related Services Revenue

The Company had product and product-related services revenue consisting of revenue from the sale of instruments and consumables and the use of the HTG EdgeSeq proprietary technology to process samples and design custom RUO assays for the three months ended March 31, 2022 and 2021 as follows:

	Three Months Ended March 31,
	2022	2021
Product revenue:
Instrument	$193,186	$224,013
Consumables	471,214	604,382
Total product revenue	664,400	828,395
Product-related services revenue:
Custom RUO assay design	—	48,350
RUO sample processing	520,054	558,401
Total product-related services revenue	520,054	606,751
Total product and product-related services revenue	$1,184,454	$1,435,146

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

Contract Liabilities

The Company may receive up-front payments from customers for custom RUO assay design and sample processing services. In addition, payments for instrument extended warranty contracts are required to be made in advance. The Company recognizes such up-front payments as contract liabilities. The contract liabilities are subsequently reduced as revenue is recognized. Contract liabilities of approximately $0.2 million were included in other current liabilities and an additional immaterial amount of contract liabilities were included in other non-current liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2022, reflecting the period in which the Company expects to realize the deferred revenue.

Changes in the Company’s contract liability were as follows as of the dates indicated:

	Product Revenue	Sample Processing	Total Contract Liability
Balance at January 1, 2022	$128,529	$30,621	$159,150
Deferral of revenue	147,893	-	147,893
Recognition of deferred revenue	(102,812)	(4,800)	(107,612)
Balance at March 31, 2022	$173,610	$25,821	$199,431

Note 10. Other Agreements

NuvoGen Obligation

Pursuant to the Company’s asset purchase agreement with NuvoGen Research, LLC (“NuvoGen”), as amended, the Company is obligated to pay NuvoGen annually the greater of $400,000 or 6% of annual revenue until the NuvoGen obligation is paid in full.

In addition to the fixed quarterly payment of $100,000, there was no revenue-based amount payable as of March 31, 2022, compared with $72,624 of revenue-based payments as of December 31, 2021. There have been no modifications to the terms and conditions of the NuvoGen obligation since the disclosures made in Part II, Item 8, Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2022.

Remaining minimum payments to be made in 2022 and in the first quarter of 2023 as reflected in the table below include an estimate of additional revenue-based payments to be made in these quarters, estimated using actual revenue generated in the same quarter in the prior year. Remaining minimum payments include only the minimum quarterly payments to be made in each period. Actual payments could vary from what is shown in the table, to the extent that 6% of the Company’s revenue in 2022 and the first quarter of 2023 varies from the same periods in prior years and revenue in the second quarter of 2023 and later periods exceeds $400,000.

The remaining minimum payments to be made to NuvoGen as of March 31, 2022 are as follows for each fiscal year:

2022	$375,677
2023	472,624
2024	400,000
2025	400,000
2026	400,000
2027 and beyond	2,161,168
Total NuvoGen obligation payments	4,209,469
Plus interest accretion	64,105
Total NuvoGen obligation, net	$4,273,574

The Company has recorded the obligation at the estimated present value of the future payments using a discount rate of 2.5%, which represents the Company’s estimate of its effective borrowing rate for similar obligations. The unamortized interest accretion was $(64,105) and $(67,088) as of March 31, 2022 and December 31, 2021, respectively. Discount accreted during the three months ended March 31, 2022 and 2021 was $(2,983) and $(3,106), respectively, and was included in interest expense in the accompanying condensed consolidated statements of operations.

Note 11. Leases

Operating Leases

The Company leases office space under agreements classified as operating leases. The Company’s active leases as of March 31, 2022 are for office and manufacturing space in Tucson, Arizona, which expire in 2025. The Company’s leases do not include any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees.

The components of lease cost for operating leases were as follows:

	Three Months Ended March 31,
	2022	2021
Operating leases
Operating lease cost	$119,458	$167,679
Variable lease cost	27,526	26,151
Total rent expense	$146,984	$193,830

The table below summarizes other information related to the Company’s operating leases:

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in measurement of operating lease liabilities	$117,952	$172,095
Weighted-average remaining lease term – operating leases	2.8	0.8
Weighted-average discount rate – operating leases	5.8%	6.3%

Remaining maturities of the Company’s operating leases, included in operating lease liabilities – current and other non-current liabilities, in the condensed consolidated balance sheets as of March 31, 2022 are as follows:

2022	$363,597
2023	484,719
2024	484,631
2025	40,381
Total	1,373,328
Less present value discount	(108,812)
Total operating lease liabilities	1,264,516
Less operating lease liabilities – current	(423,111)
Operating lease liabilities - non-current	$841,405

Financing Leases

The Company has computer and copier equipment leases that are classified as financing leases. Incremental borrowing rates used to discount future lease payments in calculating lease liabilities were estimated by reference to information received by the Company from bankers regarding estimated current borrowing rates for collateralized loans with similar amount and duration as the leases. The Company does not have any material financing leases where it acts as a lessor.

The components of lease cost for financing leases were as follows:

	Three Months Ended March 31,
	2022	2021
Financing leases
Amortization of right-of-use assets	$4,618	$7,099
Interest on lease liability	1,137	1,665
Total financing lease cost	$5,755	$8,764

The table below summarizes other information related to the Company’s financing leases:

	Three Months Ended March 31,
	2022	2021
Weighted-average remaining lease term – financing leases	2.6	3.3
Weighted-average discount rate – financing leases	9.77%	9.77%

As of March 31, 2022, remaining maturities of the Company’s financing leases are as follows:

2022	$14,943
2023	18,396
2024	16,080
Total	49,419
Less present value discount	(5,943)
Financing lease liabilities, net	$43,476

Financing lease liabilities net of discount of $16,038 and $27,438 were included in other current liabilities and other non-current liabilities, respectively, and financing right-of-use assets of $39,034 were included in property and equipment, net, in the condensed consolidated balance sheets as of March 31, 2022.

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

In connection with the March 2022 Purchase Agreement (see Note 13), the Company issued and sold pre-funded warrants exercisable for an aggregate of 2,410,933 shares of common stock. Each pre-funded warrant has an exercise price of $0.001 per share and does not expire until exercised in full. As the remaining shares underlying the pre-funded warrants are issuable for nominal consideration of $0.001 per share, 2,410,933 unexercised pre-funded warrants were considered outstanding for purposes of the calculation of loss per share as of March 31, 2022.

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	537,466	453,495
Series A Preferred	—	158,545
Common stock warrants	6,539,011	58,688
Restricted stock units	22,881	8,451

Note 13. Warrants

In connection with certain of its redeemable convertible preferred stock issuances, convertible debt financings and other financing arrangements, the Company has issued warrants for shares of its common stock and various issues of its redeemable convertible preferred stock, which have since been converted to common stock warrants.

The Company granted to SVB a warrant to purchase up to 42,894 shares of the Company’s common stock at a purchase price of $11.6565 per share in connection with the SVB Term Loan (see Note 8). The warrant will expire on June 24, 2030 and may be exercised for cash or at the election of the holder on a cashless, net exercise basis.

In connection with the March 2022 Purchase Agreement (see Note 14), the Company issued and sold pre-funded warrants exercisable for an aggregate of 2,410,933 shares of common stock. Each pre-funded warrant has an exercise price of $0.001 per share and does not expire until exercised in full. The Company also issued and sold to the investor common warrants to purchase 3,244,987 shares of common stock that will expire on March 17, 2024 and common warrants to purchase an additional 3,244,987 shares of common stock that will expire on September 17, 2027. Each of these common warrants is exercisable commencing September 21, 2022 and has an exercise price of $2.062 per share.

The following table shows the common stock warrants outstanding as of March 31, 2022:

Warrant Issuance Date	Shares of Common Stock Underlying Warrants	Exercise Price/Share	Expiration Date
August 2014	1,914	$352.65	2024
March 2016	3,021	41.40	2026
March 2018	1,208	115.95	2028
June 2020	42,894	11.6565	2030
March 2022	2,410,933	0.001	None
March 2022	3,244,987	2.062	2024
March 2022	3,244,987	2.062	2027

Note 14. Stockholders’ Deficit

Equity Offerings

March 2022 Purchase Agreement

In March 2022, the Company entered into a Securities Purchase Agreement (the “March 2022 Purchase Agreement”) with a single investor pursuant to which it agreed to issue to the investor 3,244,987 units at a price of $2.312 per unit (less $0.001 for each pre-funded warrant purchased in lieu of a share of common stock) for gross proceeds, before deducting the placement agent fees and other estimated fees and expenses, of approximately $7.5 million. Each unit consists of one share of common stock (or one pre-funded warrant in lieu thereof), a common warrant to purchase one share of common stock with a term of 24 months from the issuance date, and a common warrant to purchase one share of common stock with a term of 66 months from the issuance date. Each of the common warrants is exercisable commencing on September 21, 2022 and has an exercise price of $2.062 per share. Each pre-funded warrant has an exercise price of $0.001 per share and does not expire until exercised in full. The pre-funded warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof would exceed 9.99% immediately after exercise thereof.

The common warrants issued in this transaction may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof would exceed 4.99% immediately after exercise thereof, which ownership cap may be increased by the holder up to 9.99% upon 61 days’ prior notice.

Cantor Fitzgerald & Co. (“Cantor”) served as the placement agent in connection with the March 2022 Purchase Agreement. The Company has paid Cantor a fee of approximately $0.3 million plus reimbursement for certain out-of-pocket expenses for its role as placement agent and has incurred approximately $0.1 million of additional transaction costs.

The securities issued to the investor under the March 2022 Purchase Agreement were offered in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated thereunder. The Company relied on this exemption from registration based in part on representations made by the investor, including that the investor is an “accredited investor”, as defined in Rule 501(a) promulgated under the Securities Act. The securities sold pursuant to the March 2022 Purchase Agreement were subsequently registered for resale on a Form S-3 registration statement, filed with the SEC on April 8, 2022, which was declared effective by the SEC on April 19, 2022.

Series A Preferred

In March 2022, the remaining 23,770 shares of Series A convertible preferred stock (“Series A Preferred”) were converted by the holders into an aggregate of 158,466 shares of common stock. Accordingly, no shares of Series A Preferred are outstanding as of March 31, 2022. All of the previously designated Series A Preferred have resumed the status of authorized, unissued and undesignated preferred stock, which may be designated from time to time by the Company’s Board of Directors.

Stock-based Compensation

The Company incurs stock-based compensation expense relating to the grants of RSUs and stock options to employees, non-employee directors and consultants under its equity incentive plans and through stock purchase rights granted under the employee stock purchase plan. Stock-based compensation expense (including employee stock purchase plan expense) recorded in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
	2022	2021
Selling, general and administrative	$192,903	$319,849
Research and development	66,904	23,234
Cost of product and product-related services revenue	7,998	7,856
	$267,805	$350,939

Equity Compensation Plans

In August 2020, the Company’s stockholders, upon the recommendation of the Company’s Board of Directors, approved the 2020 Equity Incentive Plan (the “2020 Plan”) as a successor to and continuation of the 2014 Plan. Upon approval of the 2020 Plan, 744,685 shares of common stock, including 68,552 remaining shares reserved for issuance under the 2014 Plan (excluding shares available for the granting of inducement awards under the 2014 Plan’s inducement share pool), were reserved for issuance under the 2020 Plan. No new awards, including inducement awards, may be granted under the 2014 Plan. The 2020 Plan does not contain an evergreen provision.

There were 580,735 shares of common stock available for issuance under the 2020 Plan (excluding shares available for granting of inducement awards under the 2021 Inducement Plan) as of March 31, 2022, in addition to shares that may become available from time to time as shares of the Company’s common stock subject to outstanding awards granted under the 2014 Plan (excluding inducement awards issued from the 2014 Plan’s inducement share pool), the 2011 Equity Incentive Plan (i) are not issued because such award or any portion thereof expires or otherwise terminates without all of the shares covered by such award having been issued; (ii) are not issued because such award or any portion thereof is settled in cash; or (iii) are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such shares.

In July 2021, the Company’s Board of Directors adopted the Company’s 2021 Inducement Plan (the “2021 Inducement Plan”), pursuant to which 300,000 shares were initially authorized and reserved for issuance exclusively for the grant of awards to individuals who were not previously employees or non-employee directors of the Company, as inducement material to the individuals’ entering into employment with the Company (“Inducement Awards”). There were 160,000 shares of common stock available for issuance under the 2021 Inducement Plan as of March 31, 2022, in addition to shares that may become available from time to time as shares of common stock subject to outstanding awards granted under the 2021 Inducement Plan are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such shares.

A summary of the Company’s stock option activity (including inducement award activity) for the three months ended March 31, 2022 is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2021	559,336	$13.93	8.2	$30,267
Granted	29,500	3.74
Exercised	-	-
Forfeited	(17,494)	5.89
Expired/Cancelled	(33,876)	34.94
Balance at March 31, 2022	537,466	$12.31	8.2	$-
Exercisable at March 31, 2022	283,983	$17.79	7.4	$-

As of March 31, 2022, total unrecognized compensation cost related to stock option awards was approximately $1.1 million, which is expected to be recognized over approximately 2.47 years.

The following table summarizes restricted stock unit (“RSU”) award activity for the three months ended March 31, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2021	31,177	$6.93
Granted	-	-
Released	(4,148)	9.60
Forfeited	-	-
Balance at March 31, 2022	27,029	6.52
Vested and unissued at March 31, 2022	4,148	$9.60

Vested and unissued awards at March 31, 2022 represents RSU awards for which the vesting date was March 31, 2022, but for which issuance of the awards occurred in April 2022. As of March 31, 2022, the total unrecognized compensation cost related to RSU awards was approximately $0.1 million, which is expected to be recognized over approximately 1.32 years.

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

Product Warranty

The following is a summary of the Company’s general product warranty liability. Product warranty liability of approximately $0.1 million was included in accrued liabilities and an additional immaterial amount of product warranty liability was included in other non-current liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2022. Expense relating to the recording of this reserve is recorded in cost of product and product-related services revenue within the accompanying condensed consolidated statements of operations.

	Three Months Ended March 31,
	2022	2021
Beginning balance	$120,385	$92,696
Cost of warranty claims	(15,005)	(38,850)
Increase in warranty reserve	19,820	28,417
Ending balance	$125,200	$82,263

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2021, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2022. This discussion and analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward looking statements include, but are not limited to, statements about:

•

our ability to successfully commercialize our products, services and technology, including our HTG EdgeSeq assays and corresponding automation systems, our transcriptome product which has been designed to measure approximately 20,000 mRNA targets using our HTG EdgeSeq technology (“HTG Transcriptome Panel” or “HTP”) and our epitranscriptome profiling technology;

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

•	the activities anticipated to be performed by us and third parties under design and development projects and programs, and the expected benefits and outcomes of such projects and programs;
•	the implementation of our business model and strategic plans for our business, including, without limitation, our drug discovery business unit, HTG Therapeutics;
•	the expected capabilities and performance of our HTP, our epitranscriptome profiling technology and HTG Therapeutics business unit;
•	the regulatory landscape for our products, domestically and internationally;
•

our strategic relationships, including with holders of intellectual property relevant to our technologies, manufacturers of next-generation sequencing (“NGS”) instruments and consumables, critical component suppliers, distributors of our products, and third parties who conduct our clinical studies;

•	our intellectual property position;
•	our ability to comply with the restrictions of our debt facility and meet our debt obligations;
•	our expectations regarding the market size and growth potential for our profiling and drug discovery businesses;
•	our expectations regarding trends in the demand for sample processing by our biopharmaceutical company customers;
•	our ability to secure regulatory clearance or approval, domestically and internationally, for the clinical use of our products;
•	any estimates regarding expenses, future revenue and capital requirements; and
•	our ability to sustain and manage growth, including our ability to develop new products and enter new markets.

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

Our product and service solutions enable targeted RNA profiling using a small amount of biological sample, in liquid or solid forms. Our menu of HTG EdgeSeq assays is automated on our HTG EdgeSeq system, which applies NGS tools that generate gene expression data in a timely manner utilizing a simplified workflow for customers. We seek to leverage key business drivers in molecular profiling for biomarker analysis and diagnostics, including the acceleration of precision medicine, the migration of molecular testing to NGS-based applications, the movement to smaller and less invasive biopsies, the need for greater diagnostic sensitivity, the need to conform to challenging healthcare economics and the need for automation and an easily deployable workflow, including simplified bioinformatics. These capabilities enable customers to extend the use of limited biological samples for retrospective or prospective analysis, gaining further understanding of the molecular drivers of disease with the goal of developing biomarker-driven targeted therapies. We also believe our HTG EdgeSeq technology can be used as a platform technology in clinical applications that will simplify, consolidate and reduce the cost of NGS-based diagnostic workflows and in commercialized companion diagnostic (“CDx”) tests.

Our existing products include instruments, consumables and software that, as an integrated platform, automate sample processing and can quickly, robustly and simultaneously profile hundreds, thousands or tens of thousands of molecular targets from samples a fraction of the size required by many prevailing technologies. We believe that our target customers and collaborators desire high quality molecular profiling data in a multiplexed panel format from increasingly smaller and less invasive samples, providing our customers and collaborators with the option to analyze such data locally to minimize turnaround time and cost.

Biopharmaceutical companies are continually working to improve their drug development processes and the efficacy and safety of their drugs. We believe that our technology can support these initiatives by providing a seamless solution from biomarker discovery to a commercialized companion diagnostic test that can be used to assist clinicians in confidently prescribing these drugs to their patients. Our products and service solutions allow us to partner with our biopharmaceutical company customers to identify molecular biomarkers that can help determine which patients are most likely to benefit from a particular drug, validate these biomarkers in clinical trials and partner to commercialize the validated CDx assay. Customers can access our technology by purchasing our platform and assays for their internal use or by engaging us to perform certain services, including molecular profiling of respective cohorts in our VERI/O laboratory and development of custom RUO panels to support early-stage clinical programs, investigational-use-only assays for clinical trials or companion diagnostic assays for approved drugs. Our product and service solutions have enabled us to access a number of early-stage biomarker discovery programs and we believe will provide us access to new opportunities collaborating with biopharmaceutical companies in their drug development programs.

In addition, we believe that our drug discovery business unit will allow us to leverage our HTP and epitranscriptome profiling technologies and apply them early in the drug discovery process in conjunction with our machine learning-based chemical library design platform, to ultimately yield de-risked drug candidate molecules with greater potential for clinical success.

Revenue and Commercialization of our Profiling Products

We believe our future financial performance of our profiling business will be driven by continued adoption and utilization of our HTG EdgeSeq instruments and consumables, and an overall increase in the number and type of customers using our technology. As such, today we believe the primary measures of adoption for our technology are the number of total active customers, the number of active programs in our biopharmaceutical company customer pipeline, the number of instruments actively producing revenue in our installed base and revenue growth relating to new and existing customers. Total active customers and active installed base reflect customers and instruments that have generated revenue for the Company within the last 12 months. To be included in our active programs metric, a program needs to be associated with a pharma sponsored clinical trial, be traceable to a program on clinicaltrials.gov and have generated revenue for the Company within the last 12 months. As of March 31, 2022, we had 78 active customers, 54 active programs and 51 instruments actively producing revenue in our installed base.

Our ability to increase instrument and consumable revenue depends on several factors, including (i) our ability to increase adoption of our HTG EdgeSeq platform throughout the scientific research community; (ii) the efforts of our sales and marketing teams to demonstrate the utility of our products and technology; (iii) our ability to develop and market novel molecular profiling panels to address unmet customer needs; (iv) our ability to demonstrate the benefits of our products compared to our competitors to key opinion leaders and customers; and (v) our ability to expand the addressable market for our HTG EdgeSeq platform through enhancement of our existing products and services, the development of new applications and expansion into new markets.

In August 2021, we completed the commercial release of our HTG Transcriptome Panel, designed to provide extensive coverage of most human mRNA transcripts, simultaneously interrogating nearly 20,000 genes, while maintaining the sample efficiency, ease of use and robust results provided by our existing HTG EdgeSeq technology. The release of our HTP, coupled with our existing miRNA Whole Transcriptome Assay (“miRNA Assay”) is expected to further differentiate us from our competitors, to allow us to expand our position in oncology and to diversify the use of our panels in other critical areas such as immunology, infectious disease, diabetes, cardiology and neurology. In the first quarter of 2022, we completed a development program to harmonize the sample preparation protocols for these mRNA and miRNA panels. As a result of this harmonization, only a single FFPE tissue section and just one lysis method are typically expected to be required to release all of the RNA needed for downstream testing without any confounding factors that could interfere with expression data. We expect to focus our future profiling-related development efforts on the expansion of the sample types available for use with both of these assays.

In the future, we expect that these and further product advancements will allow us to grow our active installed base and drive larger consumable annuities as customer demand for our menu of proprietary panels increases. However, given the length of the sales cycle we have experienced historically, we expect fluctuations in our instrument and consumables sales on a period-to-period basis.

COVID-19 and international efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in regions where we sell our products and services and conduct our business over the past two years. We experienced a significant slowing in our product and product-related services revenue beginning in March 2020 and throughout the year ended December 31, 2021 and continued to see lower revenue in the first quarter ended March 31, 2022. While COVID-19 related closures have been limited in most regions during the past several months, the ability of our sales and support teams to access customer and potential customer sites has not returned to pre-COVID levels, with a number of facilities limiting or completely restricting on site visitors. In addition, our sales cycle has been extended in many instances due to labor and supply shortages at many of our customer locations, causing sample preparation and/or processing to take longer than it has in the past. These limitations have caused delays in our ability to get customer samples for planned sample processing programs and have resulted in study delays as other programs have been given priority for use of the limited resources. We believe the increasing number of publications referencing our technology and our growing customer base continue to reflect customer demand for and interest in our technology. However, we expect that the impacts of COVID-19 on our business and those of our customers will continue to cause variability in our revenue period over period until operations are able to return to pre-COVID levels for longer periods without supply chain disruptions or additional regional shutdowns. We have experienced extended shipment times and increases in cost of product as ongoing supply chain disruptions have impacted the ability of certain suppliers to produce the materials necessary to build our product and perform our testing services. Despite these impacts, we continue to meet our key development milestones and have not experienced any substantive manufacturing delays from raw material shortages.

Our Drug Discovery Approach

In June 2021, we announced the formation of our new drug discovery business unit, HTG Therapeutics, with the addition of several highly experienced drug development professionals to our leadership team. HTG Therapeutics intends to leverage our existing HTP and epitranscriptome profiling technologies and apply these technologies earlier in the drug discovery process in conjunction with our machine learning-based chemical library design platform, to ultimately yield de-risked drug candidate molecules with a greater potential for clinical success. During the first quarter of 2022, we released our first proof-of-approach white paper, demonstrating the utility of our proprietary profiling technologies as a key component of our novel drug discovery and design platform. We intend to follow this white paper with an additional white paper in the second quarter of 2022, which is expected to show early proof of concept results from transcriptome-informed drug design using a novel target.

Working with our Tucson-based research and development team, HTG Therapeutics has also engaged several external collaborators who are expected to contribute meaningful sample cohorts across multiple disease and therapy areas to support the discovery, design and selection of our early candidate molecules with therapeutic promise. HTG Therapeutics has initiated efforts to leverage our transcriptomic profiling technology platform in drug discovery with the intent of improving and accelerating the drug discovery and development process by further uncovering and understanding biological mechanisms and making more thorough assessments of on- and off-target effects of drug candidates earlier in the discovery process, thus de-risking candidate molecular selection. These efforts are aimed at the generation of high-quality primary data that we believe could lead to new pharma partnerships and licensing opportunities in drug discovery and early development in the second half of 2022 and beyond.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

	Three Months Ended March 31,		Change
	2022	2021	$	%
Product and product-related services revenue	$1,184,454	$1,435,146	$(250,692)	(17%)
Operating expenses:
Cost of product and product-related services revenue	855,048	785,200	69,848	9%
Selling, general and administrative	4,663,011	3,859,619	803,392	21%
Research and development	1,920,430	1,372,040	548,390	40%
Total operating expenses	7,438,489	6,016,859	1,421,630	24%
Operating loss	(6,254,035)	(4,581,713)	(1,672,322)	36%
Other income (expense), net	(243,098)	(264,145)	21,047	(8%)
Net loss before income taxes	$(6,497,133)	$(4,845,858)	$(1,651,275)	34%

Product and Product-Related Services Revenue

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

	Three Months Ended March 31,
	2022	2021
Product revenue:
Instrument	$193,186	$224,013
Consumables	471,214	604,382
Total product revenue	664,400	828,395
Product-related services revenue:
Custom RUO assay design	—	48,350
RUO sample processing	520,054	558,401
Total product-related services revenue	520,054	606,751
Total product and product-related services revenue	$1,184,454	$1,435,146

Product and product-related services revenue decreased by 17% to $1.2 million for the three months ended March 31, 2022, compared with $1.4 million for the three months ended March 31, 2021.

Product revenue, which includes gene expression profiling revenue generated through the sale of our HTG EdgeSeq instruments and consumables, decreased by 20% to $0.7 million for the three months ended March 31, 2022, compared with $0.8 million for the three months ended March 31, 2021. This decrease primarily reflects a reduction in consumable kit revenue when compared to the same period in prior year driven by the timing of some larger customer studies. Revenue from the sale of our HTP, released in August 2021, represented 45% of our product revenue for the three months ended March 31, 2022.

Product-related services revenue, consisting of RUO sample processing using our HTG EdgeSeq instruments and consumables in our VERI/O laboratory and custom RUO assay design, decreased by 14% to $0.5 million for the three months ended March 31, 2022, compared with $0.6 million for the three months ended March 31, 2021. RUO assay design services decreased to $0 for the three months ended March 31, 2022, compared to approximately $48,000 for the three months ended March 31,2021. With the release of the HTP, revenue from RUO assay design services is expected to continue to remain low and potentially be eliminated, as RUO assay design services revenue is replaced by consumables purchases and sample processing laboratory services using the HTP. RUO sample processing revenue decreased primarily due to a decrease in programs using the miRNA Assay period over period. Revenue generated from sample processing services using the HTP represented 37% of product-related services revenue for the three months ended March 31, 2022.

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

Cost of product and product-related services revenue increased by 9% to $0.9 million for the three months ended March 31, 2022, compared with $0.8 million for the three months ended March 31, 2021. The increase in cost of product and product-related services revenue for the three months ended March 31, 2022 compared with the same period in 2021 primarily reflects an increase in compensation expense resulting from the termination of the Employee Retention Credit (“ERC”) benefits in the third quarter of 2021.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of personnel costs for our sales and marketing, regulatory, legal, executive management and finance and accounting functions. The expenses also include third-party professional and consulting fees incurred by these functions, promotional expenses and facility and overhead costs for our administrative offices. Selling, general and administrative expenses increased by 21% to $4.7 million for the three months ended March 31, 2022, compared with $3.9 million for the three months ended March 31, 2021. This increase in selling, general and administrative expense for the three months ended March 31, 2022 compared with the same period in 2021 reflects an increase in compensation expense resulting from the termination of the ERC benefits in the third quarter of 2021, an increase in legal costs related to measures to protect our intellectual property, partially offset by a decrease in stock-based and other compensation-related expense items.

Research and development expenses

Research and development expenses represent costs to develop new proprietary panels and technologies, including the technology related to our HTG Therapeutics business unit and costs to continue improving and expanding the utility of our HTG EdgeSeq technology. These expenses include payroll and related expenses, consulting expenses, laboratory supplies, facilities and equipment. Research and development costs are expensed as incurred. Research and development expenses increased by 40% to $1.9 million for the three months ended March 31, 2022, compared with $1.4 million for the three months ended March 31, 2021. This increase primarily reflects approximately $0.7 million of technology, consulting and personnel investments made for the three months ended March 31, 2022 relating to HTG Therapeutics, compared to $0 for the same period in 2021, as well as an increase in compensation expense resulting from the termination of the ERC benefits in the third quarter of 2021.

Cash Flows for the three months ended March 31, 2022 and 2021

          The following table summarizes the primary sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,		Change
	2022	2021	$	%
Net cash provided by (used in):
Operating activities	$(5,939,563)	$(4,353,261)	$(1,586,302)	36%
Investing activities	5,391,585	(2,784,678)	8,176,263	(294%)
Financing activities	5,566,025	6,527,546	(961,521)	(15%)
Effect of exchange rate on cash	(3,570)	(9,732)	6,162	(63%)
Increase (decrease) in cash and cash equivalents	$5,014,477	$(620,125)	$5,634,602	(909%)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $5.9 million compared with net cash used in operating activities of $4.4 million for the three months ended March 31, 2021. Net cash used in operating activities for the three months ended March 31, 2022 reflected (i) a net loss of $6.5 million; (ii) net non-cash items consisting primarily of stock-based compensation expense of $0.3 million, depreciation and amortization expense of $0.2 million, amortization of loan discount and issuance costs of $0.1 million, and amortization of right-of-use assets of $0.1 million and (iii) a net cash outflow from changes in balances of operating assets and liabilities of $0.2 million.

Net cash used in operating activities for the three months ended March 31, 2021 was $4.4 million and reflected (i) a net loss of $4.8 million; (ii) net non-cash items of $1.0 million, consisting primarily of stock-based compensation of $0.3 million, depreciation and amortization of $0.2 million, loss on abandonment and disposal of assets of $0.2 million, and amortization of right-of-use assets of $0.2 million; and (iii) a net cash outflow from changes in balances of operating assets and liabilities of $0.5 million.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2022 was $5.4 million compared with net cash used in investing activities of $2.8 million for the three months ended March 31, 2021. Net cash provided by investing activities for the three months ended March 31, 2022 was comprised primarily of $5.4 million of our available-for-sale securities maturing during the period.

Net cash used in investing activities for the three months ended March 31, 2021 was $2.8 million and was comprised primarily of purchases of $9.0 million of available-for-sale securities offset by $6.3 million of our available-for-sale securities maturing during the period.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 was $5.6 million compared with net cash provided by financing activities for the three months ended March 31, 2021 of $6.5 million. This activity for the three months ended March 31, 2022 consisted primarily of $7.2 million in net proceeds from the March 2022 Purchase Agreement (see Note 14), partially offset by $1.3 million of payments on our SVB Term Loan, $0.2 million of payments made on our outstanding NuvoGen obligation, and $0.2 million of payments made on our 2021 Insurance Note.

Net cash provided by financing activities for the three months ended March 31, 2021 was $6.5 million. This activity for the three months ended March 31, 2021 consisted primarily of $6.9 million in net proceeds from our ATM Offering, partially offset by $0.2 million of payments made on our outstanding NuvoGen obligation, and $0.2 million of payments made on our 2020 Insurance Note.

Liquidity and Capital Resources

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock, the incurrence of debt and cash received from product sales, services revenue and other income. As of March 31, 2022, we had $21.6 million in cash, cash equivalents and investments in short-term available-for-sale securities, and current liabilities of approximately $8.5 million. As of March 31, 2022, we also had approximately $8.7 million of long-term liabilities outstanding, relating to our SVB Term Loan (see below), our NuvoGen obligation, and our operating leases.

In June 2020, we entered into a Loan and Security Agreement (the “Loan Agreement”) for an asset-secured loan in the principal amount of $10.0 million with Silicon Valley Bank (“SVB”), as lender (the “SVB Term Loan”). The proceeds from the SVB Term Loan were fully funded on June 25, 2020. The proceeds from the SVB Term Loan, together with cash on hand, were used to repay in full all outstanding amounts and fees due under our prior MidCap Credit Facility and a subordinated convertible note that has since been repaid. Our SVB Term Loan bears interest at a floating rate equal to the greater of 2.50% above the Prime Rate (as defined in the Loan Agreement) and 5.75% and originally required interest-only payments payable monthly in arrears through June 30, 2021. This interest-only period was extended for an additional six months as a result of the Company’s achievement of the equity milestone defined in the Loan Agreement. Following the end of the extended interest-only period, we are obligated to pay equal monthly payments of principal and interest through the maturity date of December 1, 2023. In addition, we must comply with a financial covenant requiring that we maintain a certain amount of unrestricted cash, including investments in short term available-for-sale securities, under the Loan Agreement (see Note 8 to our condensed consolidated financial statements included elsewhere in this report). We expect that we could be out of compliance with this unrestricted minimum cash covenant as early as the third quarter of 2022 unless we are successful in raising additional equity capital or are able to amend the covenant with the bank. If sufficient additional capital is not available as and when needed, we may have to delay, scale back or discontinue one or more product development programs, curtail our commercial activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop or commercialize independently, pursue a sale of the Company at a price that may result in a significant loss on investment for our stockholders, file for bankruptcy or seek other protection from creditors, or liquidate all assets. In addition, if we default under the Loan Agreement, SVB could accelerate the payment of the SVB Term Loan and ultimately foreclose on our assets.

In March 2022, we entered into a Securities Purchase Agreement with a single investor pursuant to which we issued and sold to the investor 3,244,987 units at a price of $2.312 per unit (less $0.001 for each pre-funded warrant purchased in lieu of a share of common stock) for gross proceeds, before deducting the placement agent fees and other estimated fees and expenses, of approximately $7.5 million. Each unit consists of one share of common stock (or one pre-funded warrant in lieu thereof), a common warrant to purchase one share of our common stock with a term of 24 months from the issuance date, and a common warrant to purchase one share of our common stock with a term of 66 months from the issuance date. Each of the common warrants is exercisable commencing on September 21, 2022 and has an exercise price of $2.062 per share. Each pre-funded warrant has an exercise price of $0.001 per share and does not expire until exercised in full.

Contractual Obligations, Commitments and Material Cash Requirements

We have had recurring operating losses and negative cash flows from operations since our inception and have an accumulated deficit of $214.8 million as of March 31, 2022. As of March 31, 2022, we had cash, cash equivalents and investments in short-term available-for-sale securities of $21.6 million and current liabilities of $8.5 million. As of March 31, 2022, we also had $8.7 million in long-term liabilities primarily relating to our SVB Term Loan, our NuvoGen obligation, and our operating leases.

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

Our primary capital needs, including contractual obligations and commitments, which are subject to change, include:

•

Debt Obligations – As of March 31, 2022, our outstanding debt balance was $9.0 million. See note 8, “Debt Obligations” within our condensed consolidated financial statements for further detail of our debt and the timing of expected future payments.

•

NuvoGen Obligation – As of March 31, 2022, our NuvoGen obligation balance was $4.3 million. See Note 10, “Other Agreements” within our condensed consolidated financial statements for further detail and the timing of expected future payments.

•

Operating Leases – As of March 31, 2022, our contractual commitment for operating leases was $1.3 million. See Note 11, “Leases” within our condensed consolidated financial statements for further detail of our lease obligations and the timing of expected future payments, including a four-year maturity schedule.

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

As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not engaged in any material legal proceedings. However, in the normal course of business, we may from time to time be named as a party to legal claims, actions and complaints, including matters involving employment, intellectual property, vendors, customers or others.

Item 1A. Risk Factors.

RISK FACTOR SUMMARY

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC, including our Annual Report on Form 10-K, filed with the SEC on March 29, 2022, before making investment decisions regarding our common stock.

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

RISK FACTORS

          An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this report, and in our other public filings, before deciding to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that were not included as separate risk factors in, or reflect changes to, the similarly titled risk factors included in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K, filed with the SEC on March 29, 2022.

Risks Related to our Business and Strategy

We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.*

We have incurred losses since our inception and expect to incur losses in the future. We incurred net losses of $6.5 million and $4.8 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $214.8 million. We expect that our losses will continue for the foreseeable future as we will be required to invest significant additional funds to support product development, including development of new proprietary HTG EdgeSeq panels and products, the commercialization of our HTG EdgeSeq platform and proprietary consumables and advancement of our HTG Therapeutics business unit. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products and services. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products and services, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.*

The global economy, including credit and financial markets particularly in the emerging biotech sector, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the current Russia-Ukraine conflict has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.

Payments under the instruments governing our indebtedness may reduce our working capital. In addition, a default under our SVB Term Loan could cause a material adverse effect on our financial position.*

Pursuant to the terms of the NuvoGen obligation, we have paid NuvoGen $10.8 million, and are required to annually pay NuvoGen the greater of $400,000 or 6% of our yearly revenue until the total aggregate cash compensation paid to NuvoGen under the agreement equals $15.0 million. Payments to NuvoGen will result in a reduction in our working capital as we continue to make payments on this obligation.

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

If we are unable to successfully commercialize our products, our business may be adversely affected.*

Our HTG Edge system was introduced for sale in the life sciences research market in the third quarter of 2013. Our HTG EdgeSeq chemistry was introduced for sale in the life sciences research market in the third quarter of 2014. Our dedicated HTG EdgeSeq platform was introduced for sale in the life sciences research market in the fourth quarter of 2015 and has been our primary product focus since 2016. Our VERI/O service laboratory was announced in June 2016. Our first diagnostic assay, based on our HTG EdgeSeq chemistry and automated on our HTG EdgeSeq platform, was introduced for sale in Europe in July 2016. We commercially launched our HTG Transcriptome Panel in August 2021. Although we believe that the HTG Transcriptome Panel will be a foundational product for RUO profiling, future companion diagnostics and potential proprietary diagnostic products and will allow us to further expand our product offerings outside of oncology and autoimmune and into additional markets such as transplant and diabetes, we have only recently initiated commercial sales of this panel and it may not have the commercial success that we anticipate or strive for, or that it will allow us to expand our product offerings. We currently market our products through our own sales force in the United States and Europe and have distributors in parts of Europe. We intend to expand our sales and support teams in the United States and in Europe and to establish additional distributor and/or third-party contract sales team relationships in other parts of the world. However, we may not be able to market and sell our products effectively. Our sales of life science research products, profiling and diagnostic products, and potential future products will depend in large part on our ability to successfully increase the scope of our marketing efforts and establish and maintain a sales force commensurate with our then applicable markets. If we do not build and maintain an efficient and effective sales force and distributor relationships targeting these markets, our business and operating results will be adversely affected.

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

COVID-19 has adversely affected our business and is expected to have an impact on our business for the foreseeable future.*

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

It is also possible that further COVID-19 outbreaks will continue to impact our workforce, supply chains or distribution networks or otherwise impact our ability to conduct sample processing services in our laboratory or to travel to customer facilities for commercial or support functions in the future. Governmental mandates may require forced shutdowns of our facilities for extended or indefinite periods. Pandemic outbreaks, including the COVID-19, could also substantially interfere with general commercial activity related to our supply chain and customer base, which could have a material adverse effect on our financial condition, results of operations, business or prospects. Restrictions resulting from COVID-19 may disrupt our supply chains or distribution networks or limit our ability to obtain sufficient materials for our consumables or instruments and may disrupt our ability to process customer samples or, to the extent we enter into collaborative services agreements with biopharmaceutical customers, perform collaborative development services. Further, to the extent our customers’ businesses are adversely affected by the pandemic, they might delay or reduce purchases from us or collaborative development projects with us, which could adversely affect our results of operations. The effects of ongoing or future health epidemics on our business remain uncertain and subject to change. While we do not know the full extent of potential delays or impacts on the global economy, these effects could have a material adverse impact on our operations, financial position and liquidity.

Our business operations might be disrupted or adversely affected by catastrophic events.*

We manufacture our HTG EdgeSeq instrument and consumable products and perform our RUO profiling, custom RUO assay design services and collaborative development services in our Tucson, Arizona facilities. In addition, our Tucson facilities are the center for order processing, receipt of critical components of our HTG EdgeSeq instrument and shipping products to customers. We do not have redundant facilities. Damage or the inability to utilize our Tucson facilities and the equipment we use to perform research, development or services and manufacture our products could be costly, and we would require substantial lead-time to repair or replace this facility and equipment. The Tucson facilities may be harmed or rendered inoperable by natural or man-made disasters, including flooding, wind damage, power spikes and power outages, which may render it difficult or impossible for us to perform these critical functions for some period of time. The inability to manufacture consumables or instruments, process customer samples, perform development services or ship products to customers for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. In addition, natural disasters or other catastrophic events in various parts of the world, including interruptions in the supply of natural resources, political and governmental changes, disruption in transportation networks or delivery services, severe weather conditions, wildfires and other fires, explosions, actions of animal rights activists, terrorist attacks, earthquakes, wars, conflicts (including the current Russia-Ukraine conflict), and public health issues could disrupt our operations or those of our collaborators, contractors and vendors or contribute to unfavorable economic or other conditions that could adversely impact us.

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

Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, three customers accounted for 24% 20% and 12% of our revenue for the three months ended March 31, 2022. The three largest customers accounted for 50%, 11% and 10% of our accounts receivable balance as of March 31, 2022. If orders from our top customers are discontinued and we are unable to establish new projects or continue to expand our customer base, our revenue in future periods may materially decrease. In addition, we experienced a significant slowing of product and product-related services revenue generation beginning in March 2020 as a result of COVID-19. This period of reduced revenue continued through the remainder of 2020, 2021 and is continuing into 2022 due to disruptions to our customers’ businesses as a result of the pandemic. The extent of this impact on our ongoing business is likely to vary from customer to customer depending upon how they are directly or indirectly impacted by local stay-at-home orders and other social distancing measures, priorities for the customers when the immediate impacts of the pandemic have passed, and the workforce and supplier impacts that each customer has experienced during the pandemic. Fluctuations in our operating results may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described under the caption “Risk Factors – Risks Related to Our Business and Strategy” of this report. In addition, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. Our products involve a significant capital commitment from our customers or may depend on customer studies that have variable or indefinite timelines and accordingly, involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of investors or securities analysts, our stock price may be adversely affected.

Our sales cycle is lengthy and variable, which makes it difficult for us to forecast revenue and other operating results.*

Our sales process involves numerous interactions with multiple individuals within any given organization, and often includes in-depth analysis by potential customers of our products (where in some instances we will provide a demonstration unit for their use and evaluation), performance of proof-of-principle studies, preparation of extensive documentation and a lengthy review process. As a result of these factors, the capital investment required in purchasing our instrument and the budget cycles of our customers, the time from initial contact with a customer to our receipt of a purchase order can vary significantly and be up to 12 months or longer. Given the length and uncertainty of our sales cycle, we have in the past experienced, and likely will in the future experience, fluctuations in our product and product-related services revenue on a period-to-period basis. In addition, any failure to meet customer expectations could result in customers choosing to retain their existing systems or service providers or to purchase systems or services other than ours. To the extent we enter into collaborative services agreements with biopharmaceutical customers, the revenue that we expect to earn from our collaborative development services are also subject to an extended, variable timeline based on each project agreement, which will likely result in fluctuations in our collaborative development services revenue on a period-to-period basis as well.

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

Our future success is dependent upon our ability to expand our customer base and introduce new applications.*

Our current customer base is primarily composed of biopharmaceutical companies, academic institutions and molecular labs that perform analyses using or directly or indirectly obtain services based on our HTG EdgeSeq platform and consumables for research use only, which means that the products or data from services may not be used for clinical diagnostic purposes. We have obtained CE markings in Europe for our HTG EdgeSeq consumables, including our HTG EdgeSeq DLBCL Cell of Origin Assay EU and our HTG EdgeSeq ALKPlus EU. These products may be used by customers for diagnostic purposes in Europe. With the EU transition to IVD Medical Device Regulation in May 2022, we would need to comply with these requirements in order to remain on the EU market other than research use only. Currently, we do not intend to and, where applicable, do not have appropriate licenses or permits to conduct diagnostic testing services. Our success will depend, in part, upon our ability to increase our market penetration among our customer bases and to expand our market by developing and marketing new companion diagnostic tests and RUO applications (whether product or service). We may not be able to successfully complete development of or commercialize any of our planned future tests and applications. To achieve these goals, we will need to conduct substantial research and development, conduct clinical validation studies, expend significant funds, expand and scale-up our research, development, service and manufacturing processes and facilities, enter into service and collaborative development services arrangements with biopharmaceutical company customers, expand and train our sales force; and seek and obtain regulatory clearance or approvals of our new tests and applications, as required by applicable regulations. Additionally, we must demonstrate to laboratory directors, physicians and third-party payors that our current and any future diagnostic products are effective in obtaining clinically relevant information that can inform treatment decisions, and that our HTG EdgeSeq platform and related panels can enable an equivalent or superior approach than other available technology. Furthermore, we expect that a combination of increasing the installed base of our HTG EdgeSeq instruments and entering into additional service agreements with biopharmaceutical customers will drive increased demand for our relatively high margin panels. If we are not able to successfully increase our installed base and biopharmaceutical customer relationships, then sales of our products and services, and our margins for these revenue items may not meet expectations. Attracting new customers and introducing new products and services requires substantial time and expense. Any failure to expand our existing customer base, or launch new products, including diagnostic products or services, would adversely affect our ability to improve our operating results.

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

We expect to generate a portion of our revenue internationally and are subject to various risks relating to our international activities, which could adversely affect our operating results.*

For the three months ended March 31, 2022, approximately 18% of our revenue was generated from sales originated by customers located outside of the United States, compared with 41% for the three months ended March 31, 2021. We expect that a percentage of our future revenue will continue to come from international sources, and we expect to expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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

Our business requires collecting, processing, manipulating, analyzing, disclosing and storing large amounts of proprietary, confidential and sensitive data, including personal information about our employees and others, information we collect from samples we process, intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other third parties. In addition, we rely on enterprise software systems and third-party service providers and sub-processors to operate and manage our business. The confidentiality, availability, integrity and protection of our data is critical to our business and relevant stakeholders have a high expectation that we will adequately protect confidential and sensitive data, including personal data. We also maintain personally identifiable information. Our business therefore depends on the continuous, effective, reliable and secure operation of our data, computer hardware, software, networks, internet servers and related infrastructure including those of our collaborators, service providers and contractors. To the extent that our hardware and software malfunction or access to our data is interrupted or otherwise compromised, our business could suffer. If we, our service providers, partners or other relevant third parties have experienced or in the future experience any security incident(s) that result in any data loss, deletion or destruction, unauthorized access to, loss of, unauthorized acquisition or disclosure of, or inadvertent exposure of sensitive information, or compromise related to the security, confidentiality, integrity or availability of our (or their) information technology, software, services, communications or data, it may result in a material adverse impact, including without limitation, regulatory investigations or enforcement actions, litigation, indemnity obligations, negative publicity and financial loss. Further, failures or significant downtime of our information technology or telecommunication systems or those used by our third-party service providers could cause significant interruptions in our operations, including preventing us from conducting tests or research and development activities and preventing us from managing the administrative aspects of our business

The regulatory environment governing information, security and privacy is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase our operating costs. Although we have implemented physical, technical and administrative safeguards designed to protect our data, information technology systems and communications software, we are still vulnerable to natural or man-made hazards, such as natural disasters, fire, storm, flood, power loss, wind damage, terrorism, war, telecommunications failures, physical or software break-ins, inadvertent acts, malicious intrusion, malware, data leakage, viruses and similar events. Moreover, we are vulnerable to cyberattacks, malicious internet-based activity and online and offline fraud, which are prevalent and continue to increase. In addition to traditional computer “hackers,” threat actors, software bugs, malicious code (such as viruses and worms), employee theft or misuse, denial-of-service attacks (such as credential stuffing), and ransomware attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). We may also be the subject of phishing attacks, viruses, malware installation, server malfunction, software or hardware failures, loss of data and other computer assets, adware or other similar issues. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data (including sensitive customer information), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. Additionally, due to the COVID-19 pandemic and our remote workforce, there is an increased risk to our information technology assets and data. These events may result in damage to or the impairment of key business processes, or the loss or corruption of confidential information, including intellectual property, proprietary business information and personal data. Such disruptions and breaches of security could have a material adverse effect on our business, financial condition and results of operations.

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

The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), made changes that significantly impacted the biopharmaceutical and medical device industries and clinical laboratories. For example, the ACA imposes a multifactor productivity adjustment to the reimbursement rate paid under Medicare for certain clinical diagnostic laboratory tests, which may reduce payment rates. These or any future proposed or mandated reductions in payments may apply to some or all of the clinical laboratory tests that our diagnostics customers use our technology to deliver to Medicare beneficiaries and may reduce demand for our diagnostic products.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, then-President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, following the passage of other legislative amendments, will stay in effect through 2030 unless additional Congressional action is taken. However, COVID-19 relief legislation, including the CARES Act, has suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Further, Congress and the Biden administration are considering additional health reform measures. On January 2, 2013, then-President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

We may be involved in lawsuits to protect or enforce our patent or other proprietary rights, to determine the scope, coverage and validity of others’ patent or other proprietary rights, or to defend against third-party claims of intellectual property infringement, any of which could be time-intensive and costly and may adversely impact our business or stock price.*

We may from time to time receive notices of claims of infringement and misappropriation or misuse of other parties’ proprietary rights, including with respect to third-party trade secrets, infringement by us of third-party patents and trademarks or other rights, or challenges to the validity or enforceability of our patents, trademarks or other rights. Some of these claims may lead to litigation. We cannot assure investors that such actions will not be asserted or prosecuted against us or that we will prevail in any or all such actions.

Litigation may be necessary for us to enforce our patent and other proprietary rights or to determine the scope, coverage and validity of the proprietary rights of others. For example, we are involved in a patent litigation matter with BioSpyder Technologies, Inc. in which we are asserting that BioSpyder has infringed the claims of one of our U.S. patents related to our HTG EdgeSeq technology. BioSpyder has asserted a counterclaim, alleging that the same U.S. patent is invalid. We are vigorously defending against this counterclaim and expect to prevail. However, the outcome of this and any other litigation or other proceeding is inherently uncertain and might not be favorable to us. In addition, any litigation that may be necessary in the future could result in substantial costs, even if we were to prevail, and diversion of resources and could have a material adverse effect on our business, operating results or financial condition.

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

The stock market in general, and market prices for the securities of health technology companies like ours in particular, have from time-to-time experienced volatility that often has been unrelated to the operating performance of the underlying companies. COVID-19, for example, has resulted in significant volatility in the stock market over the last several months. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our operating results.

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

2.1

Asset Purchase Agreement dated January 9, 2001, as amended by and between the Registrant, Neogen, LLC, Stephen Felder and Richard Kris (incorporated by reference to Exhibit 2.1 to the Registrant’s registration Statement on Form S-1, as amended (File No. 333-201313), originally filed with the SEC on December 30, 2014).

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

HTG Molecular Diagnostics, Inc.

Date: May 12, 2022	By:	/s/ John L. Lubniewski
John L. Lubniewski
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Laura L. Godlewski
Laura L. Godlewski
Senior Vice President of Finance and Administration (Principal Accounting Officer)