Form 10-Q
period 2022-06-30
HTG MOLECULAR DIAGNOSTICS, INC
filed 2022-08-12
CIK 1169987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, the registrant had 11,048,111 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$5,756,578	$9,599,950
Short-term investments available-for-sale, at fair value	8,342,184	12,343,456
Accounts receivable, net of allowance of $20,315 at June 30, 2022 and December 31, 2021	1,259,093	2,092,466
Inventory, net	1,955,922	1,987,753
Prepaid expenses and other	2,011,072	1,163,339
Total current assets	19,324,849	27,186,964
Operating lease right-of-use assets	1,143,270	1,345,361
Property and equipment, net	780,695	1,118,886
Other non-current assets	956,655	809,476
Total assets	$22,205,469	$30,460,687

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,119,452	$1,649,440
Accrued liabilities	1,334,287	2,022,569
Current portion of long-term debt	6,614,817	5,167,586
NuvoGen obligation - current	523,849	548,301
Operating lease liabilities - current	429,200	413,865
Other current liabilities	137,644	141,749
Total current liabilities	10,159,249	9,943,510
NuvoGen obligation - non-current, net of discount	3,646,858	3,900,880
Long-term debt, net of current portion, discount and debt issuance costs	2,023,579	5,178,629
Other non-current liabilities	806,094	1,037,844
Total liabilities	16,635,780	20,060,863
Commitments and Contingencies (Note 15)
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; no shares authorized, issued and outstanding at June 30, 2022; 23,770 shares authorized, issued and outstanding at December 31, 2021	—	24
Common stock, $0.001 par value; 26,666,667 shares authorized at June 30, 2022 and December 31, 2021, 11,045,986 shares issued and outstanding at June 30, 2022 and 7,588,085 shares issued and outstanding at December 31, 2021	11,046	7,588
Additional paid-in-capital	226,293,112	218,723,349
Accumulated other comprehensive income (loss)	(15,710)	1,894
Accumulated deficit	(220,718,759)	(208,333,031)
Total stockholders’ equity	5,569,689	10,399,824
Total liabilities and stockholders' equity	$22,205,469	$30,460,687

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product and product-related services revenue	$1,491,582	$2,074,204	$2,676,036	$3,509,350

Operating expenses:
Cost of product and product-related services revenue	1,014,469	971,043	1,869,517	1,756,243
Selling, general and administrative	4,306,916	3,903,815	8,969,927	7,763,434
Research and development	1,847,101	1,281,361	3,767,531	2,653,401
Total operating expenses	7,168,486	6,156,219	14,606,975	12,173,078
Operating loss	(5,676,904)	(4,082,015)	(11,930,939)	(8,663,728)

Other income (expense):
Interest expense	(238,515)	(260,289)	(487,827)	(530,646)
Interest income	32,090	7,820	38,304	14,032
Gain on forgiveness of PPP Loan	—	1,735,792	—	1,735,792
Total other income (expense)	(206,425)	1,483,323	(449,523)	1,219,178
Net loss before income taxes	(5,883,329)	(2,598,692)	(12,380,462)	(7,444,550)
Provision for income taxes	(4,880)	(16,260)	(5,266)	(18,709)
Net loss	$(5,888,209)	$(2,614,952)	$(12,385,728)	$(7,463,259)
Net loss per share, basic and diluted	$(0.54)	$(0.39)	$(1.30)	$(1.17)
Shares used in computing net loss per share, basic and diluted	11,002,456	6,687,330	9,515,376	6,365,827

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(5,888,209)	$(2,614,952)	$(12,385,728)	$(7,463,259)
Other comprehensive loss, net of tax effect:
Unrealized loss on short-term investments	(12,214)	—	(12,214)	—
Foreign currency translation adjustment	(3,097)	(145)	(5,390)	(1,702)
Total other comprehensive loss	(15,311)	(145)	(17,604)	(1,702)
Comprehensive loss	$(5,903,520)	$(2,615,097)	$(12,403,332)	$(7,464,961)

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three and Six Months Ended June 30, 2022
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at January 1, 2022	23,770	$24	7,588,085	$7,588	$218,723,349	$1,894	$(208,333,031)	$10,399,824
Stock-based compensation expense	—	—	—	—	251,214	—	—	251,214
Release of restricted stock awards	—	—	4,148	4	(4)	—	—	—
Net share settlement of restricted stock awards	—	—	(1,500)	(1)	(8,128)	—	—	(8,129)
Employee stock purchase plan expense	—	—	—	—	16,591	—	—	16,591
Issuance of common stock from March 2022 Purchase Agreement, net of approximately $0.4 million of issuance costs	—	—	834,054	834	7,107,952	—	—	7,108,786
Conversion of Series A convertible preferred stock for common stock	(23,770)	(24)	158,466	158	(134)	—	—	—
Net loss	—	—	—	—	—	—	(6,497,519)	(6,497,519)
Foreign currency translation adjustment	—	—	—	—	—	(2,293)	—	(2,293)
Balance at March 31, 2022	—	$—	8,583,253	$8,583	$226,090,840	$(399)	$(214,830,550)	$11,268,474
Stock-based compensation expense	—	—	—	—	214,742	—	—	214,742
Release of restricted stock awards	—	—	4,148	4	(4)	—	—	—
Net share settlement of restricted stock awards	—	—	(1,355)	(1)	(1,884)	—	—	(1,885)
Employee stock purchase plan expense	—	—	—	—	16,592	—	—	16,592
Stock issued under stock purchase plans	—	—	49,007	49	23,278			23,327
Exercise of pre-funded warrants	—	—	2,410,933	2,411	—	—	—	2,411
Issuance costs related to March 2022 Purchase Agreement	—	—	—	—	(50,452)	—	—	(50,452)
Net loss	—	—	—	—	—	—	(5,888,209)	(5,888,209)
Unrealized loss on short-term investments	—	—	—	—	—	(12,214)	—	(12,214)
Foreign currency translation adjustment	—	—	—	—	—	(3,097)	—	(3,097)
Balance at June 30, 2022	—	$—	11,045,986	$11,046	$226,293,112	$(15,710)	$(220,718,759)	$5,569,689

	Three and Six Months Ended June 30, 2021
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at January 1, 2021	23,770	$24	5,199,997	$5,200	$205,661,999	$5,298	$(191,187,861)	$14,484,660
Stock-based compensation expense	—	—	—	—	337,823	—	—	337,823
Release of restricted stock awards	—	—	1,390	1	—	—	—	1
Net share settlement of restricted stock awards	—	—	(250)	—	(1,197)	—	—	(1,197)
Employee stock purchase plan expense	—	—	—	—	13,115	—	—	13,115
Issuance of common stock from ATM offering, net of commissions of approximately $0.2 million	—	—	1,058,045	1,058	6,854,140	—	—	6,855,198
Exercise of stock options	—	—	75	—	326	—	—	326
Net loss	—	—	—	—	—	—	(4,848,307)	(4,848,307)
Foreign currency translation adjustment	—	—	—	—	—	(1,557)	—	(1,557)
Balance at March 31, 2021	23,770	$24	6,259,257	$6,259	$212,866,206	$3,741	$(196,036,168)	$16,840,062
Stock-based compensation expense	—	—	—	—	339,369	—	—	339,369
Release of restricted stock awards	—	—	992	1	—	—	—	1
Net share settlement of restricted stock awards	—	—	(127)	—	(695)	—	—	(695)
Employee stock purchase plan expense	—	—	—	—	13,116	—	—	13,116
Stock issued under stock purchase plans	—	—	13,637	13	53,424	—	—	53,437
Issuance of common stock from ATM offering, net of commissions of approximately $0.1 million	—	—	992,834	993	3,809,628	—	—	3,810,621
Exercise of pre-funded warrants		—	144,881	145	(145)	—	—	—
Net loss	—	—	—	—	—	—	(2,614,952)	(2,614,952)
Foreign currency translation adjustment	—	—	—	—	—	(145)	—	(145)
Balance at June 30, 2021	23,770	$24	7,411,474	$7,411	$217,080,903	$3,596	$(198,651,120)	$18,440,814

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(12,385,728)	$(7,463,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	353,269	375,334
Accretion of discount on NuvoGen obligation	(5,850)	(6,149)
Provision for excess inventory	157,409	5,507
Amortization of SVB Term Loan discount and issuance costs	227,303	234,927
Stock-based compensation expense	465,956	677,194
Employee stock purchase plan expense	33,183	26,231
Non-cash operating lease expense	202,091	254,584
Accrued interest on available-for-sale securities investments	(218)	(10,530)
Gain on forgiveness of PPP Loan	—	(1,735,792)
(Gain) loss on abandonment and disposal of assets, net	(4,000)	178,925
Changes in operating assets and liabilities:
Accounts receivable	833,373	(114,735)
Inventory	(232,328)	(831,511)
Prepaid expenses and other	1,104	(573,569)
Accounts payable	(544,368)	443,816
Accrued liabilities	(676,855)	(117,926)
Contract liabilities	(11,114)	21,241
Operating lease liabilities	(202,331)	(266,464)
Net cash used in operating activities	(11,789,104)	(8,902,176)
Investing activities
Purchase of property and equipment	(15,078)	(241,474)
Gain on sales of property and equipment	4,000	—
Maturities of available-for-sale securities	11,600,000	6,300,000
Purchase of available-for-sale securities	(7,610,724)	(16,173,223)
Net cash (used in) provided by investing activities	3,978,198	(10,114,697)
Financing activities
Proceeds from ATM Offering, net of commissions of $0.3 million	—	10,665,819
Proceeds from March 2022 Purchase Agreement, net of $0.4 million of issuance costs	7,073,950	—
Payments on NuvoGen obligation	(272,624)	(254,979)
Payments on SVB Term Loan	(2,500,000)	—
Payments on deferred offering costs	(67,845)	—
Payments on financing leases	(9,082)	(12,694)
Proceeds from exercise of stock options	—	326
Taxes paid for net share settlement of restricted stock awards	(10,014)	(1,892)
Proceeds from shares purchased under stock purchase plans	23,327	53,437
Proceeds from exercise of pre-funded warrants	2,411	—
Payments on insurance notes	(258,011)	(247,047)
Net cash provided by financing activities	3,982,112	10,202,970
Effect of exchange rates on cash	(14,578)	(7,464)
Decrease in cash and cash equivalents	(3,843,372)	(8,821,367)
Cash and cash equivalents at beginning of period	9,599,950	22,397,812
Cash and cash equivalents at end of period	$5,756,578	$13,576,445
Supplemental disclosure of noncash investing and financing activities
Fixed asset purchases payable and accrued at period end	$—	$41,864
Issuance of common stock upon conversion of Series A convertible preferred stock	1,402,430	—
Issuance of common stock from cashless exercise of pre-funded warrants	—	145
Deferred financing costs payable and accrued at period end	15,616	—
2022 and 2021 Insurance Notes issued for insurance premiums	822,889	746,360
Gain on forgiveness of PPP Loan	—	1,735,792
Reclassification of refund liability to accounts receivable	—	281,722
Supplemental cash flow information
Cash paid for interest	$272,920	$296,835
Cash paid for taxes	5,399	12,665

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

The Company operates in one segment and its customers and distributors are located primarily in the United States and Europe. For sales to distributors, their locations may be different from the locations of the end customers. For the three and six months ended June 30, 2022, approximately 42% and 32%, respectively, of the Company’s revenue was generated from sales originated by customers located outside of the United States, compared with 30% and 34% for the three and six months ended June 30, 2021, respectively.

COVID-19 Pandemic

The full impact of the COVID-19 pandemic ("COVID-19") continues to evolve as of the date of this report and management continues to actively monitor the potential impact of the global situation on its financial condition, liquidity, operations, suppliers, industry and workforce. Given the ongoing evolution of COVID-19, including resurgences in many areas of the world and the global responses to curb its spread, the Company is not able to fully estimate the effects of COVID-19 on its results of operations, financial condition or liquidity.

The Company experienced a significant slowing of product and product-related services revenue generation beginning in March 2020 and believes that while it has seen some recovery, this impact will continue to be seen at some level at least throughout 2022. The extent of this impact has varied from customer to customer depending upon how they have been directly or indirectly impacted by local stay-at-home orders and other social distancing measures, how they have prioritized studies and previously planned trials as the immediate impacts of the pandemic have passed, and how significantly their workforces and supplier networks have been impacted by the pandemic. The Company has not experienced delays in development even with its efforts to prioritize the safety of its employees during this pandemic. In addition, the impact of COVID-19 on the Company’s ability to source raw materials and other supplies has not been significant to date. However, a change in or loss of suppliers or other supply chain or distribution network partners due to the ongoing impacts of the pandemic on the global economy could adversely affect the Company’s business and the business of its vendors, partners and customers, and could result in future reductions in sales and operating results.

While there remains uncertainty as to the future impact of COVID-19, the Company has considered the known impacts on its business as of the date these condensed consolidated financial statements were issued and has reflected any known or expected impacts in its condensed consolidated financial statements, including consideration of potential impairment risks to its long-lived assets, potential accounts receivable collection risks and potential impacts to its overall liquidity position.

As a result of various government programs enacted to address the ongoing impacts of COVID-19, the Company was able to qualify for and receive Employee Retention Credits (“ERC”) during the year ended December 31, 2021. ERC benefits of approximately $0.2 million, $0.3 million, and $0.1 million were included in cost of product and product-related services revenue, selling, general and administrative and research and development, respectively, as an offset to the related compensation costs in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2021. ERC benefits of approximately $0.3 million, $0.5 million, and $0.3 million were included in cost of product and product-related services revenue, selling, general and administrative and research and development, respectively, as an offset to the related compensation costs in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2021. In November 2021, the Infrastructure Investment and Jobs Act was signed into law, making wages paid after September 30, 2021 ineligible for these credits. As such, no further ERC benefits were received for the three and six months ended June 30, 2022. ERC benefits receivable of $0.4 million were included in prepaid expenses and other in the accompanying condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021.

In April 2020, the Company received proceeds from a loan pursuant to the Paycheck Protection Program (“PPP”) of the CARES Act (the “PPP Loan”) in the amount of $1.7 million from SVB, as lender. The Company applied for full forgiveness of the PPP Loan in October 2020. In May 2021, the Company received notification that the PPP Loan and related interest, totaling $1,735,792, were forgiven by the U.S. Small Business Administration (“SBA”), and that the PPP Loan had been canceled. Accordingly, the Company recorded a gain on forgiveness of the PPP Loan of $1.7 million for both the three and six months ended June 30, 2021, included in other income (expense) in the accompanying condensed consolidated statements of operations.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect the accounts of the Company as of June 30, 2022 and for three and six months ended June 30, 2022 and 2021. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The accompanying condensed consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and the results of its operations and cash flows, as of and for the periods presented. The accompanying condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information and disclosures required by GAAP for annual financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2022.

Going Concern and Liquidity

Management has assessed the Company’s ability to continue as a going concern within one year of issuance of these financial statements. The accompanying interim unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the Company has had recurring operating losses and negative operating cash flows since its inception and has an accumulated deficit of $220.7 million as of June 30, 2022. As of June 30, 2022, the Company had working capital of $9.2 million and long-term liabilities of $6.5 million. The Company’s liability balances consist primarily of its debt obligations, including an asset-secured loan (the "SVB Term Loan") with Silicon Valley Bank ("SVB"), as well as an obligation to NuvoGen Research, LLC (the “NuvoGen obligation”) (see Note 10). The Company does not currently expect that its existing resources will be sufficient to fund its planned operations and expenditures through at least the next 12 months from issuance of these consolidated financial statements. The Company currently expects that its existing resources will be sufficient to fund its planned operations and expenditures until January 2023. In addition, potentially changing circumstances, including those related to COVID-19 and inflation, may result in the depletion of the Company’s capital resources more rapidly than it currently anticipates. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

The Company will need to raise additional capital to fund its operations and service its long-term debt obligations until its revenue reaches a level sufficient to provide for self-sustaining cash flows. There can be no assurance that additional capital will be available on acceptable terms, or at all, or that the Company’s revenue will reach a level sufficient to provide for self-sustaining cash flows. If the Company is not able to generate additional capital, the Company may have to delay, scale back or discontinue one or more product development programs, curtail its commercial activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that the Company otherwise would have sought to develop or commercialize independently, cease operations altogether, pursue a sale of the Company at a price that may result in a significant loss on investment for its stockholders, file for bankruptcy or seek other protection from creditors, or liquidate all assets. In addition, if the Company defaults under any of the provisions of the Loan and Security Agreement for the SVB Term Loan (the "Loan Agreement"), SVB could charge an interest rate of 5% above the otherwise applicable floating rate, accelerate payment of the SVB Term Loan and ultimately foreclose on the Company’s assets.

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

Two customers accounted for 19% and 15% of the Company’s revenue for three months ended June 30, 2022, compared with a single customer accounting for 31% of the Company’s revenue for the three months ended June 30, 2021. Three customers accounted for 19%, 12% and 10% of the Company’s revenue for the six months ended June 30, 2022, compared with three customers accounting for 15%, 11% and 10% of the Company’s revenue for the six months ended June 30, 2021.

Three customers accounted for 23%, 22% and 15% of the Company’s accounts receivable, net as of June 30, 2022. Two customers accounted for approximately 18% and 17% of the Company’s accounts receivable, net as of December 31, 2021. Two additional customers accounted for approximately 10% each of the Company’s accounts receivable, net as of December 31, 2021.

Two vendors accounted for 11% and 10% of the Company’s accounts payable as of June 30, 2022, compared with two vendors who accounted for 28% and 16% of the Company’s accounts payable as of December 31, 2021.

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

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s estimates include revenue recognition, stock-based compensation expense, bonus and warranty accrual, income tax valuation allowances and reserves, recovery of long‑lived assets, lease liability, inventory valuation, accounts receivable, allowance for doubtful accounts and available-for-sale securities. Actual results could materially differ from those estimates, especially in light of the significant uncertainty that remains as to the full impact of COVID-19 on the Company’s operations, as well as those of its workforce, supply chains, distribution networks and those of its customers.

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

The Company’s obligation related to an asset purchase transaction with a then-common stockholder of the Company, (the “NuvoGen obligation”) had an estimated fair value of approximately $3.9 million as of June 30, 2022. This estimated fair value represents a Level 3 measurement that has been determined using a Monte Carlo simulation with key assumptions including future revenue, volatility, discount and risk-free rates.

Inventory

Inventory is stated at the lower of cost or net realizable value. The Company determines the cost of inventory using the first-in, first out method. The Company estimates the recoverability of inventory by reference to internal estimates of future demands and product life cycles, including expiration. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value and records a charge to expense for such inventory as appropriate.

We charge cost of sales for inventory provisions to write-down our inventory to the lower of cost or net realizable value or for obsolete or excess inventory. Most of our inventory provisions relate to excess quantities of products, based on our inventory levels and future product purchase commitments compared to assumptions about future demand and market conditions. Once inventory has been written-off or written-down, it creates a new cost basis for the inventory that is not subsequently written-up.

New Accounting Pronouncements

The following are new Financial Accounting Standards Board ("FASB") Accounting Standard Updates ("ASU") that had not been adopted by the Company as of June 30, 2022:

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions ("ASU 2022-03"), which amends Accounting Standards Codification ("ASC") 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. ASU 2022-03 applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years and interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the financial statements.

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

Note 3. Inventory

Inventory - current, net of allowance, consisted of the following as of the dates indicated:

	June 30,	December 31,
	2022	2021
Raw materials	$1,095,588	$1,253,111
Work in process	263,524	312,803
Finished goods	676,278	447,145
Total gross inventory - current	2,035,390	2,013,059
Less inventory allowance	(79,468)	(25,306)
	$1,955,922	$1,987,753

Inventory - non-current, net of excess inventory allowance, consisted of the following and was included in other non-current assets in the condensed consolidated balance sheets as of the dates indicated:

	June 30,	December 31,
	2022	2021
Raw materials - non-current	912,094	711,296
Less excess inventory allowance	(94,048)	—
	$818,046	$711,296

For the three and six months ended June 30, 2022, the Company recorded a specific inventory reserve of ($1,970) and $52,063, respectively, to adjust estimated inventory value for the projected expiration of a specific inventory item, in addition to adjustments to the provision for excess inventory of $5,978 and $11,298 respectively for the three and six months ended June 30, 2022.

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

In addition, for the three and six months ended June 30, 2022, the Company recorded a provision for excess inventory of $94,048 primarily related to the write-down of excess quantities of raw materials, whose inventory levels were higher than our updated forecasts of future demand for those products.

HTG EdgeSeq instruments at customer locations under evaluation agreements are included in finished goods inventory. Finished goods inventory under evaluation was $0.2 million as of both June 30, 2022 and December 31, 2021.

Note 4. Fair Value Instruments

Financial assets and liabilities measured at fair value are classified in their entirety in the fair value hierarchy based on the lowest level input significant to the fair value measurement. The following table classifies the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 in the fair value hierarchy:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$3,537,763	$—	$—	$3,537,763
Corporate debt securities	—	899,501	—	899,501
Investments available-for-sale at fair value
U.S. Treasury securities	6,994,938	—	—	6,994,938
Corporate debt securities	—	1,347,246	—	1,347,246
Total	$10,532,701	$2,246,747	$—	$12,779,448

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$9,083,302	$—	$—	$9,083,302
Investments available-for-sale at fair value
Corporate debt securities	—	12,343,456	—	12,343,456
Total	$9,083,302	$12,343,456	$—	$21,426,758

There are no other financial instruments subject to fair value measurement on a recurring basis. Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and six months ended June 30, 2022 or the year ended December 31, 2021.

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

Fair values of these assets are based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not adjust any of the valuations received from these third parties with respect to any of its Level 1 or 2 securities for the six months ended June 30, 2022 or the year ended December 31, 2021.

Note 5. Available-for-Sale Securities

The Company’s portfolio of available-for-sale securities consists of U.S. Treasuries and high credit quality corporate debt securities. The following is a summary of the Company’s available-for-sale securities as of June 30, 2022 and December 31, 2021:

	June 30, 2022
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
U.S. Treasury securities	$7,007,152	$—	$(12,214)	$6,994,938
Corporate debt securities	1,347,246	—	—	1,347,246
Total available-for-sale securities	$8,354,398	$—	$(12,214)	$8,342,184

	December 31, 2021
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
Corporate debt securities	$12,343,456	$—	$—	$12,343,456
Total available-for-sale securities	$12,343,456	$—	$—	$12,343,456

The net adjustment to unrealized holding losses on short-term investments, net of tax in other comprehensive income totaled $(12,214) for the three and six months ended June 30, 2022. All investments that are in a gross unrealized loss position have been in a continuous unrealized loss position for less than one year as of June 30, 2022.

Contractual maturities of all of the Company’s available-for-sale securities investments were less than one year as of June 30, 2022. Expected maturities may differ from contractual maturities where issuers of the securities have the right to prepay obligations without prepayment penalties.

Note 6. Property and Equipment

Property and equipment, net, consists of the following as of the dates indicated:

	June 30,	December 31,
	2022	2021
Furniture & fixtures	$856,331	$872,877
Leasehold improvements	1,940,177	1,931,762
Equipment used in manufacturing	2,400,242	2,432,242
Equipment used in research & development	2,350,592	2,343,930
Equipment used in the field	216,218	216,218
Software	480,740	480,740
Property and equipment	8,244,300	8,277,769
Less: accumulated depreciation and amortization	(7,463,605)	(7,158,883)
	$780,695	$1,118,886

Depreciation and leasehold improvement amortization expense was approximately $0.2 million and $0.4 million, respectively, for both the three and six months ended June 30, 2022 and 2021.

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following as of the dates indicated:

	June 30,	December 31,
	2022	2021
Accrued employee bonuses	$515,140	$1,254,355
Payroll and employee benefit accruals	559,011	389,385
Other accrued liabilities	260,136	378,829
	$1,334,287	$2,022,569

Note 8. Debt Obligations

Current portion of long-term debt consisted of the following as of the dates indicated:

	June 30,	December 31,
	2022	2021
SVB Term Loan	$5,882,353	$5,000,000
2022 Insurance Note	732,464	—
2021 Insurance Note	—	167,586
	$6,614,817	$5,167,586

Long-term debt, net of current portion, discount and debt issuance costs, consisted of the following as of the dates indicated:

	June 30,	December 31,
	2022	2021
SVB Term Loan, net of discount and debt issuance costs	$2,023,579	$5,178,629

SVB Term Loan

On June 24, 2020 (the “Closing Date”), the Company entered into the SVB Term Loan, by and among the Company and SVB, as lender, which provides a secured term loan in the principal amount of $10.0 million. The proceeds from the SVB Term Loan were fully funded on June 25, 2020.

The SVB Term Loan bears interest at a floating rate equal to the greater of 2.50% above the Prime Rate (as defined in the Loan Agreement) and 5.75%. Interest on the SVB Term Loan is due and payable monthly in arrears. The SVB Term Loan originally required interest-only payments through June 30, 2021. As a result of the Company’s achievement of an equity milestone defined in the Loan Agreement during the quarter ended June 30, 2021, the interest-only period was extended for six months through December 31, 2021. Following the extended interest-only period, the Loan Agreement required equal monthly payments of principal and interest through the maturity date of December 1, 2023.

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

The Company included $0.4 million and $0.6 million of debt discount associated with the SVB Term Loan, resulting from fees and debt issuance costs, inclusive of the fair value of warrants issued, in long-term debt, net of current portion, discount and debt issuance costs in the accompanying condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively. Amortization of the debt discount associated with the SVB Term Loan was approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively, compared to $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively, and was included in interest expense in the accompanying condensed consolidated statements of operations.

On July 14, 2022, the Company and SVB entered into an amendment to the SVB Term Loan (the "Term Loan Amendment"). Under the Term Loan Amendment, the Company and SVB agreed to remove the financial covenant under the Loan Agreement that had required the Company to maintain unrestricted cash, including short term investments available-for-sale, of not less than the greater of (i) $12.5 million and (ii) an amount equal to six times the amount of the Company’s average monthly Cash Burn (as defined in the Loan Agreement) over the trailing three months. In exchange for this accommodation, the Company prepaid $2.5 million of outstanding principal under the Term Loan (the “Prepayment”). SVB waived the prepayment fee that otherwise would have applied to the Prepayment. The remaining outstanding principal amount due under the Term Loan will continue to be paid in equal monthly payments of principal and interest through the maturity date of December 1, 2023.

Following the Term Loan Amendment the principal repayment schedule under the SVB Term Loan as of June 30, 2022 was as follows for each fiscal year:

2022	$4,264,706
2023	3,235,294
Total SVB Term Loan payments	7,500,000
Less discount and deferred financing costs	(394,068)
Plus final fee premium	800,000
Total SVB Term Loan, net	$7,905,932

Insurance Note

In May 2021, the Company entered into a commercial financing agreement to extend the payment period related to its director and officer insurance policy (the “2021 Insurance Note”). The 2021 Insurance Note required a down payment to be made upon signing the agreement equal to approximately $0.4 million. The remaining unpaid premium balance of approximately $0.7 million was financed at an annual rate of 3.57% and was repaid in nine equal monthly payments of principal and interest through February 2022. The 2021 Insurance Note contains customary events of default relating to, among other things, payment defaults and breaches of representations, warranties or terms of the 2021 Insurance Note documents, and may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

In May 2022, the Company entered into a new commercial financing agreement to extend the payment period related to its director and officer insurance policy (the “2022 Insurance Note”). The 2022 Insurance Note required a down payment to be made upon signing the agreement equal to approximately $0.3 million. The remaining unpaid premium balance of approximately $0.8 million has been financed at an annual rate of 3.32% and is to be repaid in nine equal monthly payments of principal and interest beginning in June 2022. The 2022 Insurance Note contains customary events of default relating to, among other things, payment defaults and breaches of representations, warranties or terms of the 2022 Insurance Note documents, and may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

Note 9. Revenue from Contracts with Customers

Product and Product-Related Services Revenue

The Company had product and product-related services revenue consisting of revenue from the sale of instruments and consumables and the use of the HTG EdgeSeq proprietary technology to process samples and design custom RUO assays for the three and six months ended June 30, 2022 and 2021 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product revenue:
Instrument	$177,812	$397,205	$370,998	$621,218
Consumables	830,255	867,970	1,301,469	1,472,352
Total product revenue	1,008,067	1,265,175	1,672,467	2,093,570
Product-related services revenue:
Custom RUO assay design	—	—	—	48,350
RUO sample processing	483,515	809,029	1,003,569	1,367,430
Total product-related services revenue	483,515	809,029	1,003,569	1,415,780
Total product and product-related services revenue	$1,491,582	$2,074,204	$2,676,036	$3,509,350

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

Contract Liabilities

The Company may receive up-front payments from customers for custom RUO assay design and sample processing services. In addition, payments for instrument extended warranty contracts are required to be made in advance. The Company recognizes such up-front payments as contract liabilities. The contract liabilities are subsequently reduced as revenue is recognized. Contract liabilities of approximately $0.1 million were included in other current liabilities and an additional immaterial amount of contract liabilities were included in other non-current liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2022, reflecting the period in which the Company expects to realize the deferred revenue.

Changes in the Company’s contract liability were as follows as of the dates indicated:

	Product Revenue	Sample Processing	Total Contract Liability
Balance at January 1, 2022	$128,529	$30,621	$159,150
Deferral of revenue	176,009	12,697	188,706
Recognition of deferred revenue	(161,948)	(37,872)	(199,820)
Balance as of June 30, 2022	$142,590	$5,446	$148,036

	Product Revenue	Sample Processing	Total Contract Liability
Balance at January 1, 2021	$103,580	$93,884	$197,464
Deferral of revenue	153,400	350,224	503,624
Recognition of deferred revenue	(130,759)	(351,626)	(482,385)
Balance as of June 30, 2021	$126,221	$92,482	$218,703

Note 10. Other Agreements

NuvoGen Obligation

Pursuant to the Company’s asset purchase agreement with NuvoGen Research, LLC (“NuvoGen”), as amended, the Company is obligated to pay NuvoGen annually the greater of $400,000 or 6% of annual revenue until the NuvoGen obligation is paid in full.

In addition to the fixed quarterly payment of $100,000, there was no revenue-based amount payable as of June 30, 2022, compared with $72,624 of revenue-based payments due as of December 31, 2021. There have been no modifications to the terms and conditions of the NuvoGen obligation since the disclosures made in Part II, Item 8, Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2022.

Remaining minimum payments to be made in 2022 and in the first and second quarters of 2023 as reflected in the table below include an estimate of additional revenue-based payments to be made in these quarters, estimated using actual revenue generated in the same quarter in the prior year. Remaining minimum payments include only the minimum quarterly payments to be made in each period. Actual payments could vary from what is shown in the table, to the extent that 6% of the Company’s revenue for the remainder of 2022 and the first and second quarters of 2023 varies from the same periods in prior years and revenue in the third quarter of 2023 and later periods exceeds $400,000.

The remaining minimum payments to be made to NuvoGen as of June 30, 2022 are as follows for each fiscal year:

2022	$251,225
2023	472,624
2024	400,000
2025	400,000
2026	400,000
2027 and beyond	2,185,621
Total NuvoGen obligation payments	4,109,470
Plus interest accretion	61,237
Total NuvoGen obligation, net	$4,170,707

The Company has recorded the obligation at the estimated present value of the future payments using a discount rate of 2.5%, which represents the Company’s estimate of its effective borrowing rate for similar obligations. The unamortized interest accretion was $(61,237) and $(67,088) as of June 30, 2022 and December 31, 2021, respectively. Discount accreted during the three and six months ended June 30, 2022 was $(2,867) and $(5,850), respectively, compared with $(3,043)and $(6,149) for the three and six months ended June 30, 2021, respectively, and was included in interest expense in the accompanying condensed consolidated statements of operations.

Note 11. Leases

Operating Leases

The Company leases office space under agreements classified as operating leases. The Company’s active leases as of June 30, 2022 are for office and manufacturing space in Tucson, Arizona, which expire in 2025. The Company’s leases do not include any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees.

The components of lease cost for operating leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating leases
Operating lease cost	$119,458	$108,024	$238,916	$275,703
Variable lease cost	24,086	20,333	51,612	46,484
Total rent expense	$143,544	$128,357	$290,528	$322,187

The table below summarizes other information related to the Company’s operating leases:

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in measurement of operating lease liabilities	$239,156	$287,581
Weighted-average remaining lease term – operating leases	2.6	0.6
Weighted-average discount rate – operating leases	5.8%	6.3%

Remaining maturities of the Company’s operating leases, included in operating lease liabilities – current and other non-current liabilities, in the condensed consolidated balance sheets as of June 30, 2022 are as follows:

2022	$242,392
2023	484,719
2024	484,631
2025	40,382
Total	1,252,124
Less present value discount	(91,129)
Total operating lease liabilities	1,160,995
Less operating lease liabilities - current	(429,200)
Operating lease liabilities - non-current	$731,795

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

The components of lease cost for financing leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Financing leases
Amortization of right-of-use assets	$4,363	$5,958	$8,981	$13,057
Interest on lease liability	1,023	1,510	2,161	3,175
Total financing lease cost	$5,386	$7,468	$11,142	$16,232

The table below summarizes other information related to the Company’s financing leases:

	Six Months Ended June 30,
	2022	2021
Weighted-average remaining lease term – financing leases	2.4	3.2
Weighted-average discount rate – financing leases	9.77%	9.77%

As of June 30, 2022, remaining maturities of the Company’s financing leases are as follows:

2022	$9,471
2023	18,396
2024	16,080
Total	43,947
Less present value discount	(4,920)
Financing lease liabilities, net	$39,027

Financing lease liabilities net of discount of $15,550 and $23,477 were included in other current liabilities and other non-current liabilities, respectively, and financing right-of-use assets of $34,671 were included in property and equipment, net, in the condensed consolidated balance sheets as of June 30, 2022.

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

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Six Months Ended June 30,
	2022	2021
Options to purchase common stock	567,252	445,590
Series A Preferred	—	158,545
Common stock warrants	6,539,011	58,688
Restricted stock units	17,500	7,459

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

In connection with the March 2022 Purchase Agreement (see Note 14), the Company issued and sold pre-funded warrants exercisable for an aggregate of 2,410,933 shares of common stock. The pre-funded warrants had an exercise price of $0.001 per share and were exercised in full in May 2022 for proceeds of $2,411. The Company also issued and sold to the investor common warrants to purchase 3,244,987 shares of common stock that will expire on March 17, 2024 and common warrants to purchase an additional 3,244,987 shares of common stock that will expire on September 17, 2027. Each of these common warrants is exercisable commencing September 21, 2022 and has an exercise price of $2.062 per share.

The following table shows the common stock warrants outstanding as of June 30, 2022:

Warrant Issuance Date	Shares of Common Stock Underlying Warrants	Exercise Price/Share	Expiration Date
August 2014	1,914	$352.65	2024
March 2016	3,021	41.40	2026
March 2018	1,208	115.95	2028
June 2020	42,894	11.6565	2030
March 2022	3,244,987	2.062	2024
March 2022	3,244,987	2.062	2027

Note 14. Stockholders’ Deficit

Equity Offerings

March 2022 Purchase Agreement

In March 2022, the Company entered into a Securities Purchase Agreement (the “March 2022 Purchase Agreement”) with a single investor pursuant to which it agreed to issue to the investor 3,244,987 units at a price of $2.312 per unit (less $0.001 for each pre-funded warrant purchased in lieu of a share of common stock) for gross proceeds, before deducting the placement agent fees and other estimated fees and expenses, of approximately $7.5 million. Each unit consists of one share of common stock (or one pre-funded warrant in lieu thereof), a common warrant to purchase one share of common stock with a term of 24 months from the issuance date, and a common warrant to purchase one share of common stock with a term of 66 months from the issuance date. Each of the common warrants is exercisable commencing on September 21, 2022 and has an exercise price of $2.062 per share. Each pre-funded warrant has an exercise price of $0.001 per share and does not expire until exercised in full. The pre-funded warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof would exceed 9.99% immediately after exercise thereof. In May 2022, the 2,410,933 pre-funded warrants were exercised for proceeds of $2,411.

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

Series A Preferred

In March 2022, the remaining 23,770 shares of Series A convertible preferred stock (“Series A Preferred”) were converted by the holders into an aggregate of 158,466 shares of common stock. Accordingly, no shares of Series A Preferred are outstanding as of June 30, 2022. All of the previously designated Series A Preferred have resumed the status of authorized, unissued and undesignated preferred stock, which may be designated from time to time by the Company’s Board of Directors.

Stock-based Compensation

The Company incurs stock-based compensation expense relating to the grants of RSUs and stock options to employees, non-employee directors and consultants under its equity incentive plans and through stock purchase rights granted under the employee stock purchase plan. Stock-based compensation expense (including employee stock purchase plan expense) recorded in the accompanying condensed consolidated statements of operations for three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Selling, general and administrative	$179,579	$320,681	$372,482	$640,530
Research and development	40,514	24,308	107,418	47,542
Cost of product and product-related services revenue	11,241	7,497	19,239	15,353
	$231,334	$352,486	$499,139	$703,425

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

There were 545,949 shares of common stock available for issuance under the 2020 Plan (excluding shares available for granting of inducement awards under the 2021 Inducement Plan) as of June 30, 2022, in addition to shares that may become available from time to time as shares of the Company’s common stock subject to outstanding awards granted under the 2014 Plan (excluding inducement awards issued from the 2014 Plan’s inducement share pool), the 2011 Equity Incentive Plan (i) are not issued because such award or any portion thereof expires or otherwise terminates without all of the shares covered by such award having been issued; (ii) are not issued because such award or any portion thereof is settled in cash; or (iii) are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such shares.

In July 2021, the Company’s Board of Directors adopted the Company’s 2021 Inducement Plan (the “2021 Inducement Plan”), pursuant to which 300,000 shares were initially authorized and reserved for issuance exclusively for the grant of awards to individuals who were not previously employees or non-employee directors of the Company, as inducement material to the individuals’ entering into employment with the Company (“Inducement Awards”). There were 167,500 shares of common stock available for issuance under the 2021 Inducement Plan as of June 30, 2022, in addition to shares that may become available from time to time as shares of common stock subject to outstanding awards granted under the 2021 Inducement Plan are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such shares.

A summary of the Company’s stock option activity (including inducement award activity) for the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2021	559,336	$13.93	8.2	$30,267
Granted	93,000	1.66
Exercised	-	-
Forfeited	(49,220)	5.41
Expired/Cancelled	(35,864)	33.37
Balance at June 30, 2022	567,252	$11.43	8.1	$21,590
Exercisable at June 30, 2022	313,518	$16.69	7.4	$4,562

As of June 30, 2022, total unrecognized compensation cost related to stock option awards was approximately $0.8 million, which is expected to be recognized over approximately 2.37 years.

The following table summarizes restricted stock unit (“RSU”) award activity for the six months ended June 30, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2021	31,177	$6.93
Granted	5,000	0.69
Released	(8,296)	9.60
Forfeited	(7,500)	5.20
Balance at June 30, 2022	20,381	$4.95
Vested and unissued at June 30, 2022	2,881	$11.26

Vested and unissued awards at June 30, 2022 represents RSU awards for which the vesting date was June 30, 2022, but for which issuance of the awards occurred in July 2022. As of June 30, 2022, the total unrecognized compensation cost related to RSU awards was approximately $0.1 million, which is expected to be recognized over approximately 1.36 years.

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

Product Warranty

The following is a summary of the Company’s general product warranty liability. Product warranty liability of approximately $0.1 million was included in accrued liabilities and an additional immaterial amount of product warranty liability was included in other non-current liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2022. Expense relating to the recording of this reserve is recorded in cost of product and product-related services revenue within the accompanying condensed consolidated statements of operations.

	Six Months Ended June 30,
	2022	2021
Beginning balance	$120,385	$92,696
Cost of warranty claims	(43,170)	(94,488)
Increase in warranty reserve	30,329	126,591
Ending balance	$107,544	$124,799

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

Biopharmaceutical companies are continually working to improve their drug development processes and the efficacy and safety of their drugs. We believe that our technology can support these initiatives by providing a seamless solution from biomarker discovery to a commercialized companion diagnostic test that can be used to assist clinicians in confidently prescribing these drugs to their patients. Our products and service solutions allow us to partner with our biopharmaceutical company customers to identify molecular biomarkers that can help determine which patients are most likely to benefit from a particular drug, validate these biomarkers in clinical trials and partner to commercialize the validated CDx assay. Customers can access our technology by purchasing our platform and assays for their internal use or by engaging us to perform certain services, including molecular profiling of respective cohorts in our VERI/O laboratory and development of custom RUO panels to support early-stage clinical programs, investigational-use-only assays for clinical trials or companion diagnostic assays for approved drugs. Our product and service solutions have enabled us to access a number of early-stage biomarker discovery programs and we believe will provide us access to new opportunities collaborating with biopharmaceutical companies in their future drug development programs.

In addition, HTG Therapeutics, our drug discovery business unit, leverages our HTP and epitranscriptome profiling technologies, applying them early in the drug discovery process and in conjunction with our machine learning-based chemical library design platform, with the goal of ultimately yielding de-risked drug candidate molecules with greater potential for development success.

Revenue and Commercialization of our Profiling Products

We believe the future financial performance of our profiling business will continue to be driven by adoption and utilization of our HTG EdgeSeq instruments and consumables, and an overall increase in the number and type of customers using our technology. As such, today we believe the primary measures of adoption for our technology are the number of total active customers, the number of active programs in our biopharmaceutical company customer pipeline, the number of instruments actively producing revenue in our installed base and revenue growth relating to new and existing customers. Total active customers and active installed base reflect customers and instruments that have generated revenue for the Company within the last 12 months. To be included in our active programs metric, a program needs to be associated with a pharma sponsored clinical trial, be traceable to a program on clinicaltrials.gov and have generated revenue for the Company within the last 12 months. As of June 30, 2022, we had 81 active customers, 50 active programs and 51 instruments actively producing revenue in our installed base.

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

In August 2021, we completed the commercial release of our HTG Transcriptome Panel, designed to provide extensive coverage of most human mRNA transcripts, simultaneously interrogating nearly 20,000 genes, while maintaining the sample efficiency, ease of use and robust results provided by our existing HTG EdgeSeq technology. The release of our HTP, coupled with our existing miRNA Whole Transcriptome Assay (“miRNA Assay”) is expected to further differentiate us from our competitors, to allow us to expand our position in oncology and to diversify the use of our panels in other critical areas such as immunology, infectious disease, diabetes, cardiology and neurology. In the first quarter of 2022, we completed a development program to harmonize the sample preparation protocols for these mRNA and miRNA panels. As a result of this harmonization, a single FFPE tissue section and just one lysis method are typically expected to be required to release all of the RNA needed for downstream testing without any confounding factors that could interfere with expression data. We expect to focus our future profiling-related development efforts on the expansion of the sample types available for use with both of these assays, as deemed appropriate based upon customer needs and the ability to use these efforts to grow our active installed base and drive larger consumable annuities for our menu of proprietary panels. However, given the length of our sales cycle and various phases of customer programs requiring more or less sample testing, we expect to continue to see fluctuations in our instrument and consumables sales on a period-to-period basis.

We believe the increasing number of publications referencing our technology and the growing number of customers adopting our technology continues to reflect customer demand for and interest in our technology. In the second quarter of 2022, we saw the first peer-reviewed journal article related to our HTP released by one of our customers less than a year after the product’s initial commercial release. In this same period, three of our large pharma customers presented at bioscience conferences about their use of our technology as part of their biomarker strategies for clinical trials.

Despite this momentum, we expect that the impacts of COVID-19 on our business and those of our customers will continue to cause variability in our revenue period over period until operations are able to return to pre-COVID levels for longer periods without supply chain disruptions or additional regional shutdowns. COVID-19 and international efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in regions where we sell our products and services and conduct our business over the past two years. We experienced a significant slowing in our product and product-related services revenue beginning in March 2020 and throughout the year ended December 31, 2021 and have continued to see lower revenue in the three and six months ended June 30, 2022. While COVID-19 related closures have been limited in most regions during the past several months, the ability of our sales and support teams to access customer and potential customer sites has not returned to pre-COVID levels, with a number of facilities continuing to limit or completely restrict on site visitors. In addition, our sales cycle has been extended in many instances due to labor and supply shortages at many of our customer locations, causing sample preparation and/or processing to take longer than it has in the past. These limitations have caused delays in our ability to get customer samples for planned sample processing programs and have resulted in study delays as other programs have been given priority for use of the limited resources. We have also experienced extended shipment times and increases in cost of product as ongoing supply chain disruptions have impacted the ability of certain of our suppliers to produce the materials necessary to build our products and perform our testing services. Despite these impacts, we have not experienced any substantive manufacturing delays during the period due to careful management of inventory levels.

Our Drug Discovery Approach

In June 2021, we announced the formation of our drug discovery business unit, HTG Therapeutics, with the addition of several highly experienced drug development professionals to our leadership team. HTG Therapeutics is leveraging our existing HTP and epitranscriptome profiling technologies and applying these technologies early in the drug discovery process in conjunction with our machine learning-based chemical library design platform, with the goal of ultimately yielding de-risked drug candidate molecules with a greater potential for development success. Through use of this transcriptome-informed approach, we expect to accelerate the drug discovery and development process by further uncovering and understanding biological mechanisms and making more thorough assessments of on- and off-target effects of drug candidates earlier in the discovery process. During the first quarter of 2022, we released our first proof-of-approach white paper (“WP1”), demonstrating the utility of our proprietary profiling technologies as a key component of our novel drug discovery and design platform. We followed WP1 with a second white paper (“WP2”) in the second quarter of 2022. WP2 further established the utility of our transcriptome-informed approach to drug discovery and design and provided some examples of that approach being applied to our initial therapeutic target. As presented, the results of the studies summarized in WP2 revealed that analysis of the transcriptomic profiles from compound-treated human cell line test systems were highly informative and showed that differences in cellular treatment can be distinguished amongst compounds that not only shared the same pharmacologic target but were structurally closely related, illustrating the ability of our approach and technological platform to design and select small molecules accordingly.

HTG Therapeutics has engaged several external collaborators who are expected to contribute meaningful sample cohorts across multiple disease and therapy areas to support the discovery, design and selection of our early candidate molecules with therapeutic promise. In addition, the team has partnered with our Tucson-based research and development team to develop assays such as an RNA modification assay to strengthen our existing capabilities, intending to leverage our existing transcriptomic profiling technology platform for use in drug discovery. This approach is expected to enable the selection and characterization of candidate molecules across selected therapeutic targets of interest, potentially leading to business development, new pharma partnerships and licensing opportunities in various therapeutic areas in the second half of 2022 and beyond.

Results of Operations

Comparison of the three and six months ended June 30, 2022 and 2021

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Product and product-related services revenue	$1,491,582	$2,074,204	$(582,622)	(28%)	$2,676,036	$3,509,350	$(833,314)	(24%)
Operating expenses:
Cost of product and product-related services revenue	1,014,469	971,043	43,426	4%	1,869,517	1,756,243	113,274	6%
Selling, general and administrative	4,306,916	3,903,815	403,101	10%	8,969,927	7,763,434	1,206,493	16%
Research and development	1,847,101	1,281,361	565,740	44%	3,767,531	2,653,401	1,114,130	42%
Total operating expenses	7,168,486	6,156,219	1,012,267	16%	14,606,975	12,173,078	2,433,897	20%
Operating loss	(5,676,904)	(4,082,015)	(1,594,889)	39%	(11,930,939)	(8,663,728)	(3,267,211)	38%
Gain on forgiveness of PPP Loan	—	1,735,792	(1,735,792)	(100%)	—	1,735,792	(1,735,792)	(100%)
Other income (expense), net	(206,425)	(252,469)	46,044	(18%)	(449,523)	(516,614)	67,091	(13%)
Net loss before income taxes	$(5,883,329)	$(2,598,692)	$(3,284,637)	126%	$(12,380,462)	$(7,444,550)	$(4,935,912)	66%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product revenue:
Instrument	$177,812	$397,205	$370,998	$621,218
Consumables	830,255	867,970	1,301,469	1,472,352
Total product revenue	1,008,067	1,265,175	1,672,467	2,093,570
Product-related services revenue:
Custom RUO assay design	—	—	—	48,350
RUO sample processing	483,515	809,029	1,003,569	1,367,430
Total product-related services revenue	483,515	809,029	1,003,569	1,415,780
Total product and product-related services revenue	$1,491,582	$2,074,204	$2,676,036	$3,509,350

Product and product-related services revenue decreased by 28% to $1.5 million for the three months ended June 30, 2022, compared with $2.1 million for the three months ended June 30, 2021. Product and product-related services revenue decreased by 24% to $2.7 million for the six months ended June 30, 2022, compared with $3.5 million for the six months ended June 30, 2021.

Product revenue, which includes gene expression profiling revenue generated through the sale of our HTG EdgeSeq instruments and consumables, decreased by 20% to $1.0 million for three months ended June 30, 2022, compared with $1.3 million for three months ended June 30, 2021. Product revenue decreased by 20% to $1.7 million for the six months ended June 30, 2022 compared with $2.1 million for the six months ended June 30, 2021. This decrease primarily reflects a reduction in the number of instruments sold when compared to the same period in prior year. Revenue from the sale of our HTP, commercially launched in August 2021, represented 43% and 44% of our product revenue for the three and six months ended June 30, 2022, respectively, compared with 15% and 9% of our product revenue for the three and six months ended June 30, 2021, respectively. Revenue from the sale of our HTP during the three and six months ended June 30, 2021 related to the shipment of our first orders for HTP to Early Adopter Program collaborators in the second quarter of 2021.

Product-related services revenue, consisting of RUO sample processing using our HTG EdgeSeq instruments and consumables in our VERI/O laboratory and custom RUO assay design, decreased by 40% to $0.5 million for the three months ended June 30, 2022, compared with $0.8 million for the three months ended June 30, 2021. Product-related services revenue decreased 29% to $1.0 million for the six months ended June 30, 2022, compared to $1.4 million for the six months ended June 30, 2021. RUO assay design services decreased to $0 for the six months ended June 30, 2022, compared to approximately $48,000 for the six months ended June 30, 2021. With the release of the HTP, revenue from RUO assay design services is expected to continue to remain low, as RUO assay design services revenue is replaced by consumables purchases and sample processing laboratory services using the HTP. RUO sample processing revenue decreased primarily due to the timing of several biopharma programs pending decisions from data generated in previous studies using our technology. Revenue generated from sample processing services using the HTP represented 42% and 39% of product-related services revenue for the three and six months ended June 30, 2022, respectively, compared to 0% and 7% of our product-related services revenue for the three and six months ended June 30, 2021, respectively.

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

Cost of product and product-related services revenue increased by 4% to $1.0 million for the three months ended June 30, 2022, compared with $1.0 million for the three months ended June 30, 2021. Cost of product and product-related services revenue increased by 6% to $1.9 million for the six months ended June 30, 2022, compared with $1.8 million for the six months ended June 30, 2021. The increase in cost of product and product-related services revenue for the three and six months ended June 30, 2022 compared with the same periods in 2021 primarily reflects an increase in compensation expense resulting from the termination of the Employee Retention Credit (“ERC”) benefits in the third quarter of 2021.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of personnel costs for our sales and marketing, regulatory, legal, executive management and finance and accounting functions. The expenses also include third-party professional and consulting fees incurred by these functions, promotional expenses and facility and overhead costs for our administrative offices. Selling, general and administrative expenses increased by 10% to $4.3 million for the three months ended June 30, 2022 compared with $3.9 million for the three months ended June 30, 2021. Selling, general and administrative expenses increased by 16% to $9.0 million for the six months ended June 30, 2022, compared with $7.8 million for the six months ended June 30, 2021. This increase in selling, general and administrative expense for the three and six months ended June 30, 2022, compared with the same periods in 2021 reflects an increase in compensation expense resulting from the termination of the ERC benefits in the third quarter of 2021 and an increase in legal costs related to measures to protect our intellectual property, partially offset by a decrease in stock-based and other compensation-related expense items.

Research and development expenses

Research and development expenses represent costs to develop new proprietary panels and technologies, including the technology related to our HTG Therapeutics business unit and costs to continue improving and expanding the utility of our HTG EdgeSeq technology. These expenses include payroll and related expenses, consulting expenses, laboratory supplies, facilities and equipment. Research and development costs are expensed as incurred. Research and development expenses increased by 44% to $1.8 million for the three months ended June 30, 2022, compared with $1.3 million for the three months ended June 30, 2021. Research and development expenses increased by 42% to $3.8 million for the six months ended June 30, 2022, compared with $2.7 million for the six months ended June 30, 2021. This increase primarily reflects approximately $0.7 million and $1.4 million of technology, consulting and personnel investments made for the three and six months ended June 30, 2022, respectively, relating to HTG Therapeutics, compared to $0.2 million and $0.3 million for the three and six months ended June 30, 2021, respectively, as well as an increase in compensation expense resulting from the termination of the ERC benefits in the third quarter of 2021.

Cash Flows for the six months ended June 30, 2022 and 2021

The following table summarizes the primary sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,		Change
	2022	2021	$	%
Net cash provided by (used in):
Operating activities	$(11,789,104)	$(8,902,176)	$(2,886,928)	32%
Investing activities	3,978,198	(10,114,697)	14,092,895	(139%)
Financing activities	3,982,112	10,202,970	(6,220,858)	(61%)
Effect of exchange rate on cash	(14,578)	(7,464)	(7,114)	95%
Decrease in cash and cash equivalents	$(3,843,372)	$(8,821,367)	$4,977,995	(56%)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $11.8 million compared with net cash used in operating activities of $8.9 million for the six months ended June 30, 2021. Net cash used in operating activities for the six months ended June 30, 2022 reflected (i) a net loss of $12.4 million; (ii) net non-cash items consisting primarily of stock-based compensation expense of $0.5 million, depreciation and amortization expense of $0.4 million, amortization of loan discount and issuance costs of $0.2 million, and amortization of right-of-use assets of $0.2 million and (iii) a net cash outflow from changes in balances of operating assets and liabilities of $0.8 million.

Net cash used in operating activities for the six months ended June 30, 2021 was $8.9 million and reflected (i) a net loss of $7.5 million; (ii) net non-cash items consisting primarily of the gain on the forgiveness of our PPP loan of $1.7 million, stock-based compensation expense of $0.7 million, depreciation and amortization expense of $0.4 million, amortization of right-of-use assets of $0.3 million and loss on abandonment and disposal of assets of $0.2 million; and (iii) a net cash outflow from changes in balances of operating assets and liabilities of $1.4 million.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2022 was $4.0 million compared with net cash used in investing activities of $10.1 million for the six months ended June 30, 2021. Net cash provided by investing activities for the six months ended June 30, 2022 was comprised primarily of $11.6 million of our available-for-sale securities maturing during the period combined with $7.6 million of our available-for-sale securities purchased during the period.

Net cash used in investing activities for the six months ended June 30, 2021 was $10.1 million and was comprised primarily of purchases of $16.2 million of available-for-sale securities, partially offset by $6.3 million of our available-for-sale securities maturing during the period.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 was $4.0 million compared with net cash provided by financing activities for the six months ended June 30, 2021 of $10.2 million. This activity for the six months ended June 30, 2022 consisted primarily of $7.2 million in net proceeds from the March 2022 Purchase Agreement (see Note 14), partially offset by $2.5 million of payments on our SVB Term Loan, $0.3 million of payments made on our outstanding NuvoGen obligation, and $0.3 million of payments made on our 2021 Insurance Note.

Net cash provided by financing activities for the six months ended June 30, 2021 was $10.2 million. This activity for the six months ended June 30, 2021 consisted primarily of $10.7 million in net proceeds from our ATM Offering, partially offset by $0.3 million of payments made on our outstanding NuvoGen obligation, and $0.2 million of payments made on our 2020 and 2021 Insurance Notes.

Liquidity and Capital Resources

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock, the incurrence of debt and cash received from product sales, services revenue and other income. As of June 30, 2022, we had $14.1 million in cash, cash equivalents and investments in short-term available-for-sale securities, and current liabilities of approximately $10.2 million. As of June 30, 2022, we also had approximately $6.5 million of long-term liabilities outstanding, relating to our SVB Term Loan (see below), our NuvoGen obligation, and our operating leases.

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

In March 2022, we entered into a Securities Purchase Agreement with a single investor pursuant to which we issued and sold to the investor 3,244,987 units at a price of $2.312 per unit (less $0.001 for each pre-funded warrant purchased in lieu of a share of common stock) for gross proceeds, before deducting the placement agent fees and other estimated fees and expenses, of approximately $7.5 million. Each unit consisted of one share of common stock (or one pre-funded warrant in lieu thereof), a common warrant to purchase one share of our common stock with a term of 24 months from the issuance date, and a common warrant to purchase one share of our common stock with a term of 66 months from the issuance date. Each of the common warrants is exercisable commencing on September 21, 2022 and has an exercise price of $2.062 per share. Each pre-funded warrant had an exercise price of $0.001 per share and had no expiration date. In May 2022, all of the 2,410,933 pre-funded warrants were exercised for proceeds of $2,411.

On July 14, 2022, the Company entered into an amendment (the “Term Loan Amendment”) to the SVB Term Loan, by and between the Company and SVB. Under the Term Loan Amendment, the Company and SVB agreed to remove the financial covenant under the Loan Agreement that had required the Company to maintain unrestricted cash, including short term investments available-for-sale, of not less than the greater of (i) $12.5 million and (ii) an amount equal to six times the amount of the Company’s average monthly Cash Burn (as defined in the Loan Agreement) over the trailing three months. In exchange for this accommodation, the Company prepaid $2.5 million of outstanding principal under the Term Loan (the “Prepayment”). SVB waived the prepayment fee that otherwise would have applied to the Prepayment. The remaining outstanding principal amount due under the Term Loan will continue to be paid in equal monthly payments of principal and interest through the maturity date of December 1, 2023.

If sufficient additional capital is not available as and when needed, we may have to delay, scale back or discontinue one or more product development programs, curtail our commercial activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop or commercialize independently, pursue a sale of the Company at a price that may result in a significant loss on investment for our stockholders, file for bankruptcy or seek other protection from creditors, or liquidate all assets. In addition, if we default under any of the terms of the Loan Agreement, SVB could accelerate the payment of the SVB Term Loan and ultimately foreclose on our assets.

Contractual Obligations, Commitments and Material Cash Requirements

We have had recurring operating losses and negative cash flows from operations since our inception and have an accumulated deficit of $220.7 million as of June 30, 2022. As of June 30, 2022, we had cash, cash equivalents and investments in short-term available-for-sale securities of $14.1 million and current liabilities of $10.2 million. As of June 30, 2022, we also had $6.5 million in long-term liabilities primarily relating to our SVB Term Loan and our NuvoGen obligation.

We do not expect our existing resources will be sufficient to fund our planned operations and expenditures for at least the next 12 months from issuance of these consolidated financial statements. We currently expect that our existing resources will be sufficient to fund our planned operations and expenditures until January 2023. In addition, potentially changing circumstances, including those related to COVID-19 and inflation, may also result in the depletion of our capital resources more rapidly than we currently anticipate. These circumstances raise substantial doubt about our ability to continue as a going concern.

Our primary capital needs, including contractual obligations and commitments, which are subject to change, include:

•
Debt Obligations – As of June 30, 2022, our outstanding debt balance was $8.6 million. See Note 8, “Debt Obligations” within our condensed consolidated financial statements for further detail of our debt and the timing of expected future payments.
•
NuvoGen Obligation – As of June 30, 2022, our NuvoGen obligation balance was $4.2 million. See Note 10, “Other Agreements” within our condensed consolidated financial statements for further detail and the timing of expected future payments.
•
Operating Leases – As of June 30, 2022, our contractual commitment for operating leases was $1.2 million. See Note 11, “Leases” within our condensed consolidated financial statements for further detail of our lease obligations and the timing of expected future payments, including a four-year maturity schedule.
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

As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Business and Strategy

We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.*

We have incurred losses since our inception and expect to incur losses in the future. We incurred net losses of $5.9 million and $12.4 million for the three and six months ended June 30, 2022, respectively, compared with net losses of $2.6 million and $7.5 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $220.7 million. We expect that our losses will continue for the foreseeable future as we will be required to invest significant additional funds to support product development, including development of new proprietary HTG EdgeSeq panels and products, the commercialization of our HTG EdgeSeq platform and proprietary consumables and advancement of our HTG Therapeutics business unit. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our products and services. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products and services, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

We will need to raise additional capital to fund our operations in the future. If we are unsuccessful in attracting new capital, we may not be able to continue operations or may be forced to sell assets to do so. Alternatively, capital may not be available to us on favorable terms, or if at all. If available, financing terms may lead to significant dilution of our stockholders’ equity.*

We are not profitable and have had negative cash flow from operations since our inception. To fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings and revenue generated from the sale of our HTG EdgeSeq platform, proprietary consumables, related services and collaborative development service arrangements with biopharmaceutical company customers. We do not expect that our existing resources will be sufficient to fund our planned operations and expenditures for at least the next 12 months from the date of this report. We currently expect that our existing resources will be sufficient to fund our planned operations and expenditures until January 2023. In addition, potentially changing circumstances, including those related to COVID-19 and inflation, may also result in the depletion of our capital resources more rapidly than we currently anticipate. These circumstances raise substantial doubt about our ability to continue as a going concern. We will need to obtain additional funds to finance our operations. Additional capital may not be available at such times or amounts as needed by us. Historically we have financed our business in part by access to the capital markets. Even if capital is available, it might be available only on unfavorable terms. Any additional equity or convertible debt financing into which we enter could be dilutive to our existing stockholders. Any future debt financing into which we enter may impose covenants upon us that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, we may need to relinquish rights to our technologies or our products or grant licenses on terms that are not favorable to us. If access to sufficient capital is not available as and when needed, our business will be materially impaired, and we may be required to cease operations, curtail one or more product development or commercialization programs, or significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all of our assets. Any of these factors could harm our operating results.

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

Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, two customers accounted for 19% and 15% of our revenue for the six months ended June 30, 2022. The three largest customers accounted for 23%, 22% and 15% of our accounts receivable balance as of June 30, 2022. If orders from our top customers are discontinued and we are unable to establish new projects or continue to expand our customer base, our revenue in future periods may materially decrease. In addition, we experienced a significant slowing of product and product-related services revenue generation beginning in March 2020 as a result of COVID-19. This period of reduced revenue continued through the remainder of 2020, 2021 and is continuing into 2022 due to disruptions to our customers’ businesses as a result of the pandemic. The extent of this impact on our ongoing business is likely to vary from customer to customer depending upon how they are directly or indirectly impacted by local stay-at-home orders and other social distancing measures, priorities for the customers when the immediate impacts of the pandemic have passed, and the workforce and supplier impacts that each customer has experienced during the pandemic. Fluctuations in our operating results may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described under the caption “Risk Factors – Risks Related to Our Business and Strategy” of this report. In addition, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. Our products involve a significant capital commitment from our customers or may depend on customer studies that have variable or indefinite timelines and accordingly, involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of investors or securities analysts, our stock price may be adversely affected.

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

Payments under the instruments governing our indebtedness may reduce our working capital. In addition, a default under our SVB Term Loan could cause a material adverse effect on our financial position.*

Pursuant to the terms of the NuvoGen obligation, we have paid NuvoGen $10.9 million, and are required to annually pay NuvoGen the greater of $400,000 or 6% of our yearly revenue until the total aggregate cash compensation paid to NuvoGen under the agreement equals $15.0 million. Payments to NuvoGen will result in a reduction in our working capital as we continue to make payments on this obligation.

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

The development of future products is dependent on new methods and/or technologies that we may not be successful in developing.*

We commercially launched our HTG Transcriptome Panel in August 2021. Although we believe that the HTG Transcriptome Panel will be a foundational product for RUO profiling, future companion diagnostics and potential proprietary diagnostic products, and will allow us to further expand our product offerings outside of oncology and autoimmune and into additional markets such as transplant and diabetes, we have only recently initiated commercial sales of this panel and it may not have the commercial success that we anticipate or hope for, or that it will allow us to expand our product offerings. In July 2021, we formed a new drug discovery business unit, HTG Therapeutics, which uses our HTG Transcriptome Panel and an epitranscriptome profiling technology to profile RNA modifications, and we expect that, by leveraging these profiling technologies earlier in the drug discovery process, HTG Therapeutics will generate lead compounds faster, and with potentially more favorable efficacy and toxicity profiles. However, there can be no assurance that HTG Therapeutics will be able to accomplish these goals or will otherwise be successful. In addition, we have built a machine learning-based chemical library design platform, which is expected to better predict the binding properties of a drug candidate to its target. If we are unsuccessful at developing this full machine learning-based chemical library design platform, or it, HTG Therapeutics or our HTG Transcriptome Panel do not provide the benefits that we anticipate, our future revenue opportunities will be limited.

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

Our HTG Therapeutics business strategy may require significant investments in working capital and may not generate any revenue.*

In July 2021, we formed a new drug discovery business unit, HTG Therapeutics. This business unit uses our HTG Transcriptome Panel and an epitranscriptome profiling technology evolved from our original HTG EdgeSeq technology, HTG EpiEdgeSeq, to profile RNA modifications. By leveraging these profiling technologies earlier in the drug discovery process, our objective is for HTG Therapeutics to generate lead compounds faster, and with potentially more favorable efficacy and toxicity profiles, with the ultimate goal of generating interest from pharmaceutical companies that results in research or licensing collaborations for, or acquisitions of, these compounds. However, while we have hired experienced employees and added drug development depth to our Board of Directors, as a company we have no prior experience with drug discovery and development and may not be successful in this endeavor. Moreover, drug discovery and development is expensive and will require investments in working capital by us that may be significant. Even if we are successful in partnering for one or more early-stage drug discovery programs with a pharmaceutical company, we will need to expend potentially significant capital resources on these programs prior to any such partnering, and potentially after, and there can be no assurance that we will generate meaningful revenue from these programs. We will need to raise additional funds in order to finance the implementation of our HTG Therapeutics business strategy, which could dilute our current investors or could impact our ability to continue our operations in the future.

We expect to generate a portion of our revenue internationally and are subject to various risks relating to our international activities, which could adversely affect our operating results.*

For the three and six months ended June 30, 2022, approximately 42% and 32% of our revenue was generated from sales originated by customers located outside of the United States, respectively, compared with 30% and 34% for the three and six months ended June 30, 2021, respectively. We expect that a percentage of our future revenue will continue to come from international sources, and we expect to expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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

We face significant competition in the life sciences research and diagnostics markets. We currently compete with both established and early-stage life sciences research companies that design, manufacture and market instruments and consumables for gene expression analysis, liquid-based specimen analysis (e.g., plasma, blood and urine), single-cell analysis, PCR, digital PCR, other nucleic acid detection and additional applications. These companies use well-established laboratory techniques such as microarrays or qPCR as well as newer technologies such as next-generation sequencing. We believe our principal competitors in the life sciences research market are Abbott Molecular, Affymetrix, Inc., Agilent Technologies, Inc., BioRad Laboratories, Invitae (acquired by Archer Dx, Inc.), Fluidigm Corporation, Illumina, Inc., Luminex Corporation, NanoString Technologies, Inc., Personal Genome Diagnostics (acquired by Labcorp), entities owned and controlled by QIAGEN N.V., Roche Diagnostics, a division of the Roche Group of companies, and Thermo Fisher Scientific, Inc. In addition, there are several other market entrants in the process of developing novel technologies for the life sciences market. One or more of our competitors could develop a product that is superior to a product we offer or intend to offer, or our technology and products may be rendered obsolete or uneconomical by advances in existing technologies.

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

We are a “smaller reporting company” and a “non-accelerated filer” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to smaller reporting companies or non-accelerated filers could make our common stock less attractive to investors.*

We are a “smaller reporting company” and a “non-accelerated filer” as defined in the Exchange Act, and for as long as we continue to be a “smaller reporting company” or a “non-accelerated filer,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “smaller reporting companies” or “non-accelerated filers,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 (for so long as we are a “non-accelerated filer”) and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements (for so long as we are a “smaller reporting company”). We are a “smaller reporting company” and a “non-accelerated filer” and, based on our public float as of June 30, 2022, will continue to be a "smaller reporting company" and "non-accelerated filer" in 2023. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

If we fail to maintain proper and effective internal controls, our ability to produce accurate consolidated financial statements on a timely basis could be impaired.*

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of The Nasdaq Stock Market (“Nasdaq”). The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have performed system and process evaluation and testing of our internal control over financial reporting to allow management to report annually on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. This has required and will require that we incur substantial professional fees and internal costs to augment our accounting and finance functions and that we expend significant management efforts as we continue to make this assessment and ensure maintenance of proper internal controls on an ongoing basis.

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

In addition, for so long as we remain a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

10.1

First Amendment to Loan and Security Agreement, dated July 14, 2022, by and between Silicon Valley Bank and the Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37369), filed with the SEC on July 8, 2022).

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

HTG Molecular Diagnostics, Inc.

Date: August 11, 2022	By:	/s/ John L. Lubniewski
John L. Lubniewski
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Laura L. Godlewski
Laura L. Godlewski
Senior Vice President of Finance and Administration (Principal Accounting Officer)