Form 10-Q
period 2022-09-30
HTG MOLECULAR DIAGNOSTICS, INC
filed 2022-11-10
CIK 1169987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 3, 2022, the registrant had 11,049,948 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$3,212,451	$9,599,950
Short-term investments available-for-sale, at fair value	3,317,627	12,343,456
Accounts receivable, net of allowance of $20,315 at September 30, 2022 and December 31, 2021	960,414	2,092,466
Inventory, net	1,690,234	1,987,753
Prepaid directors and officers insurance	654,772	365,453
Prepaid expenses and other	936,358	797,886
Total current assets	10,771,856	27,186,964
Operating lease right-of-use assets	1,039,999	1,345,361
Property and equipment, net	654,813	1,118,886
Inventory - non-current, net	1,007,811	711,296
Other non-current assets	135,824	98,180
Total assets	$13,610,303	$30,460,687

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$709,905	$1,649,440
Accrued liabilities	1,378,302	2,022,569
Current portion of long-term debt	3,694,979	5,167,586
NuvoGen obligation - current	472,624	548,301
Operating lease liabilities - current	435,377	413,865
Other current liabilities	129,437	141,749
Total current liabilities	6,820,624	9,943,510
NuvoGen obligation - non-current, net of discount	3,595,276	3,900,880
Long-term debt, net of current portion, discount and debt issuance costs	1,302,021	5,178,629
Operating lease liabilities - non-current, net of discount	620,607	949,461
Other non-current liabilities	63,399	88,383
Total liabilities	12,401,927	20,060,863
Commitments and Contingencies (Note 15)
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; no shares authorized, issued and outstanding at September 30, 2022; 23,770 shares authorized, issued and outstanding at December 31, 2021	—	24
Common stock, $0.001 par value; 26,666,667 shares authorized at September 30, 2022 and December 31, 2021, 11,048,111 shares issued and outstanding at September 30, 2022 and 7,588,085 shares issued and outstanding at December 31, 2021	11,048	7,588
Additional paid-in-capital	226,442,794	218,723,349
Accumulated other comprehensive (loss) income	(10,559)	1,894
Accumulated deficit	(225,234,907)	(208,333,031)
Total stockholders’ equity	1,208,376	10,399,824
Total liabilities and stockholders' equity	$13,610,303	$30,460,687

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product and product-related services revenue	$1,250,879	$2,520,410	$3,926,915	$6,029,760

Operating expenses:
Cost of product and product-related services revenue	670,863	983,761	2,540,380	2,740,004
Selling, general and administrative	3,400,998	4,232,313	12,370,925	11,995,747
Research and development	1,527,036	1,534,818	5,294,567	4,188,219
Total operating expenses	5,598,897	6,750,892	20,205,872	18,923,970
Operating loss	(4,348,018)	(4,230,482)	(16,278,957)	(12,894,210)

Other income (expense):
Interest expense	(200,483)	(266,593)	(688,310)	(797,239)
Interest income	25,595	8,387	63,899	22,419
Other income	8,330	—	8,330	—
Gain on forgiveness of PPP Loan	—	—	—	1,735,792
Total other income (expense)	(166,558)	(258,206)	(616,081)	960,972
Net loss before income taxes	(4,514,576)	(4,488,688)	(16,895,038)	(11,933,238)
Provision for income taxes	(1,572)	(1,934)	(6,838)	(20,643)
Net loss	$(4,516,148)	$(4,490,622)	$(16,901,876)	$(11,953,881)
Net loss per share, basic and diluted	$(0.41)	$(0.60)	$(1.68)	$(1.78)
Shares used in computing net loss per share, basic and diluted	11,048,171	7,440,287	10,031,923	6,727,916

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(4,516,148)	$(4,490,622)	$(16,901,876)	$(11,953,881)
Other comprehensive loss, net of tax effect:
Unrealized gain (loss) on short-term investments	8,298	—	(3,916)	—
Foreign currency translation adjustment	(3,147)	(1,013)	(8,537)	(2,715)
Total other comprehensive income (loss)	5,151	(1,013)	(12,453)	(2,715)
Comprehensive loss	$(4,510,997)	$(4,491,635)	$(16,914,329)	$(11,956,596)

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three and Nine Months Ended September 30, 2022
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at January 1, 2022	23,770	$24	7,588,085	$7,588	$218,723,349	$1,894	$(208,333,031)	$10,399,824
Stock-based compensation expense	—	—	—	—	251,214	—	—	251,214
Release of restricted stock awards	—	—	4,148	4	(4)	—	—	—
Net share settlement of restricted stock awards	—	—	(1,500)	(1)	(8,128)	—	—	(8,129)
Employee stock purchase plan expense	—	—	—	—	16,591	—	—	16,591
Issuance of common stock from March 2022 Purchase Agreement, net of approximately $0.4 million of issuance costs	—	—	834,054	834	7,107,952	—	—	7,108,786
Conversion of Series A convertible preferred stock for common stock	(23,770)	(24)	158,466	158	(134)	—	—	—
Net loss	—	—	—	—	—	—	(6,497,519)	(6,497,519)
Foreign currency translation adjustment	—	—	—	—	—	(2,293)	—	(2,293)
Balance at March 31, 2022	—	$—	8,583,253	$8,583	$226,090,840	$(399)	$(214,830,550)	$11,268,474
Stock-based compensation expense	—	—	—	—	214,742	—	—	214,742
Release of restricted stock awards	—	—	4,148	4	(4)	—	—	—
Net share settlement of restricted stock awards	—	—	(1,355)	(1)	(1,884)	—	—	(1,885)
Employee stock purchase plan expense	—	—	—	—	16,592	—	—	16,592
Stock issued under stock purchase plans	—	—	49,007	49	23,278			23,327
Exercise of pre-funded warrants	—	—	2,410,933	2,411	—	—	—	2,411
Issuance costs related to March 2022 Purchase Agreement	—	—	—	—	(50,452)	—	—	(50,452)
Net loss	—	—	—	—	—	—	(5,888,209)	(5,888,209)
Unrealized loss on short-term investments	—	—	—	—	—	(12,214)	—	(12,214)
Foreign currency translation adjustment	—	—	—	—	—	(3,097)	—	(3,097)
Balance at June 30, 2022	—	$—	11,045,986	$11,046	$226,293,112	$(15,710)	$(220,718,759)	$5,569,689
Stock-based compensation expense	—	—	—	—	171,165	—	—	171,165
Release of restricted stock awards	—	—	2,881	3	(3)	—	—	—
Net share settlement of restricted stock awards	—	—	(756)	(1)	(777)	—	—	(778)
Employee stock purchase plan expense	—	—	—	—	3,582	—	—	3,582
Issuance costs related to March 2022 Purchase Agreement	—	—	—	—	(24,285)	—	—	(24,285)
Net loss	—	—	—	—	—	—	(4,516,148)	(4,516,148)
Unrealized gain on short-term investments	—	—	—	—	—	8,298	—	8,298
Foreign currency translation adjustment	—	—	—	—	—	(3,147)	—	(3,147)
Balance at September 30, 2022	—	$—	11,048,111	$11,048	$226,442,794	$(10,559)	$(225,234,907)	$1,208,376

	Three and Nine Months Ended September 30, 2021
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at January 1, 2021	23,770	$24	5,199,997	$5,200	$205,661,999	$5,298	$(191,187,861)	$14,484,660
Stock-based compensation expense	—	—	—	—	337,823	—	—	337,823
Release of restricted stock awards	—	—	1,390	1	—	—	—	1
Net share settlement of restricted stock awards	—	—	(250)	—	(1,197)	—	—	(1,197)
Employee stock purchase plan expense	—	—	—	—	13,115	—	—	13,115
Issuance of common stock from ATM offering, net of commissions of approximately $0.2 million	—	—	1,058,045	1,058	6,854,140	—	—	6,855,198
Exercise of stock options	—	—	75	—	326	—	—	326
Net loss	—	—	—	—	—	—	(4,848,307)	(4,848,307)
Foreign currency translation adjustment	—	—	—	—	—	(1,557)	—	(1,557)
Balance at March 31, 2021	23,770	$24	6,259,257	$6,259	$212,866,206	$3,741	$(196,036,168)	$16,840,062
Stock-based compensation expense	—	—	—	—	339,369	—	—	339,369
Release of restricted stock awards	—	—	992	1	—	—	—	1
Net share settlement of restricted stock awards	—	—	(127)	—	(695)	—	—	(695)
Employee stock purchase plan expense	—	—	—	—	13,116	—	—	13,116
Stock issued under stock purchase plans	—	—	13,637	13	53,424	—	—	53,437
Issuance of common stock from ATM offering, net of commissions of approximately $0.1 million	—	—	992,834	993	3,809,628	—	—	3,810,621
Exercise of pre-funded warrants		—	144,881	145	(145)	—	—	—
Net loss	—	—	—	—	—	—	(2,614,952)	(2,614,952)
Foreign currency translation adjustment	—	—	—	—	—	(145)	—	(145)
Balance at June 30, 2021	23,770	$24	7,411,474	$7,411	$217,080,903	$3,596	$(198,651,120)	$18,440,814
Stock-based compensation expense	—	—	—	—	323,172	—	—	323,172
Release of restricted stock awards	—	—	1,158	2	—	—	—	2
Net share settlement of restricted stock awards	—	—	(117)	—	(679)	—	—	(679)
Employee stock purchase plan expense	—	—	—	—	15,719	—	—	15,719
Issuance of common stock in connection with LP Purchase Agreement	—	—	101,218	101	599,878	—	—	599,979
Net loss	—	—	—	—	—	—	(4,490,622)	(4,490,622)
Foreign currency translation adjustment	—	—	—	—	—	(1,013)	—	(1,013)
Balance at September 30, 2021	23,770	$24	7,513,733	$7,514	$218,018,993	$2,583	$(203,141,742)	$14,887,372

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(16,901,876)	$(11,953,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	487,116	568,380
Accretion of discount on NuvoGen obligation	(8,657)	(9,206)
Provision for excess inventory	184,540	60,143
Amortization of SVB Term Loan discount and issuance costs	328,850	351,068
Stock-based compensation expense	637,121	1,000,368
Employee stock purchase plan expense	36,765	41,950
Non-cash operating lease expense	305,362	359,014
Accrued interest on available-for-sale securities investments	(17,363)	(18,394)
Gain on forgiveness of PPP Loan	—	(1,735,792)
(Gain) loss on abandonment and disposal of assets, net	(104,000)	178,925
Changes in operating assets and liabilities:
Accounts receivable	1,132,052	(597,489)
Inventory	(183,536)	(892,655)
Prepaid expenses and other	(386,353)	(300,469)
Accounts payable	(937,550)	(50,230)
Accrued liabilities	(629,072)	205,015
Contract liabilities	(20,652)	53,062
Operating lease liabilities	(307,342)	(378,355)
Net cash used in operating activities	(16,384,595)	(13,118,546)
Investing activities
Purchase of property and equipment	(23,043)	(590,736)
Proceeds from the sale of property and equipment	104,000	—
Maturities of available-for-sale securities	16,650,000	9,000,000
Purchase of available-for-sale securities	(7,610,724)	(17,871,203)
Net cash (used in) provided by investing activities	9,120,233	(9,461,939)
Financing activities
Proceeds from ATM Offering, net of commissions of $0.3 million	—	10,665,819
Proceeds from March 2022 Purchase Agreement, net of $0.5 million of issuance costs	7,034,049	—
Proceeds from LP Purchase Agreement	—	599,979
Payments on NuvoGen obligation	(372,624)	(379,431)
Payments on SVB Term Loan	(5,955,882)	—
Payments on SVB Term Loan Amendment issuance costs	(14,282)	—
Payments on deferred offering costs	(80,692)	—
Payments on financing leases	(13,033)	(18,040)
Proceeds from exercise of stock options	—	326
Taxes paid for net share settlement of restricted stock awards	(10,792)	(2,571)
Proceeds from shares purchased under stock purchase plans	23,327	53,437
Proceeds from exercise of pre-funded warrants	2,411	—
Proceeds from insurance note	822,889	—
Payments on insurance notes	(530,790)	(494,352)
Net cash provided by financing activities	904,581	10,425,167
Effect of exchange rates on cash	(27,718)	(12,848)
Decrease in cash and cash equivalents	(6,387,499)	(12,168,166)
Cash and cash equivalents at beginning of period	9,599,950	22,397,812
Cash and cash equivalents at end of period	$3,212,451	$10,229,646
Supplemental disclosure of noncash investing and financing activities
Issuance of common stock upon conversion of Series A convertible preferred stock	1,402,430	—
Issuance of common stock from cashless exercise of pre-funded warrants	—	145
2021 Insurance Note issued for insurance premiums	—	746,360
Gain on forgiveness of PPP Loan	—	1,735,792
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	—	1,302,457
Carrying value of demonstration units transferred from property and equipment to inventory	—	16,128
Supplemental cash flow information
Cash paid for interest	$389,911	$450,344
Cash paid for taxes	7,131	12,665

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business, Basis of Presentation and Principles of Consolidation

HTG Molecular Diagnostics, Inc. (the “Company”) is a life science company whose mission is to advance precision medicine through its innovative transcriptome-wide profiling technology and advanced medicinal chemistry technology. The Company derives revenue primarily from sales of its HTG EdgeSeq system and integrated next-generation sequencing-based (“NGS-based”) HTG EdgeSeq research use only (“RUO”) assays and from sample processing services performed in its VERI/O laboratory.

The Company operates in one segment and its customers and distributors are located primarily in the United States and Europe. For sales to distributors, their locations may be different from the locations of the end customers. For the three and nine months ended September 30, 2022, approximately 36% and 33%, respectively, of the Company’s revenue was generated from sales originated by customers located outside of the United States, compared with 24% and 30% for the three and nine months ended September 30, 2021, respectively.

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

The Company experienced a significant slowing of product and product-related services revenue generation beginning in March 2020. The extent of this impact has varied from customer to customer depending upon how they have been directly or indirectly impacted by local stay-at-home orders and other social distancing measures, how they have prioritized studies and previously planned trials as the immediate impacts of the pandemic have passed, and how significantly their workforces and supplier networks have been impacted by the pandemic. The Company has not experienced delays in development even with its efforts to prioritize the safety of its employees during this pandemic. In addition, the impact of COVID-19 on the Company’s ability to source raw materials and other supplies has not been significant to date. However, a change in or loss of suppliers or other supply chain or distribution network partners due to the ongoing impacts of the pandemic on the global economy could adversely affect the Company’s business and the business of its vendors, partners and customers, and could result in future reductions in sales and operating results.

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

As a result of various government programs enacted to address the ongoing impacts of COVID-19, the Company was able to qualify for and receive Employee Retention Credits (“ERC”) during the year ended December 31, 2021. ERC benefits of approximately $0.2 million, $0.3 million, and $0.2 million were included in cost of product and product-related services revenue, selling, general and administrative and research and development, respectively, as an offset to the related compensation costs in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2021. ERC benefits of approximately $0.5 million, $0.8 million, and $0.4 million were included in cost of product and product-related services revenue, selling, general and administrative and research and development, respectively, as an offset to the related compensation costs in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2021. In November 2021, the Infrastructure Investment and Jobs Act was signed into law, making wages paid after September 30, 2021 ineligible for these credits. As such, no further ERC benefits were received for the three and nine months ended September 30, 2022. ERC benefits receivable of $0.4 million were included in prepaid expenses and other in the accompanying condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.

In April 2020, the Company received proceeds from a loan pursuant to the Paycheck Protection Program (“PPP”) of the CARES Act (the “PPP Loan”) in the amount of $1.7 million from SVB, as lender. The Company applied for full forgiveness of the PPP Loan in October 2020. In May 2021, the Company received notification that the PPP Loan and related interest, totaling $1,735,792, were forgiven by the U.S. Small Business Administration (“SBA”), and that the PPP Loan had been canceled. Accordingly, the Company recorded a gain on forgiveness of the PPP Loan of $1.7 million for the nine months ended September 30, 2021, included in other income (expense) in the accompanying condensed consolidated statements of operations.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect the accounts of the Company as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The accompanying condensed consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and the results of its operations and cash flows, as of and for the periods presented. The accompanying condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information and disclosures required by GAAP for annual financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2022.

Going Concern and Liquidity

Management has assessed the Company’s ability to continue as a going concern within one year of issuance of these financial statements. The accompanying interim unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the Company has had recurring operating losses and negative operating cash flows since its inception and has an accumulated deficit of $225.2 million as of September 30, 2022. As of September 30, 2022, the Company had working capital of $4.0 million and long-term liabilities of $5.6 million. The Company’s liability balances consist primarily of its debt obligations, including an asset-secured loan (the "SVB Term Loan") with Silicon Valley Bank ("SVB") (see Note 8), as well as an obligation to NuvoGen Research, LLC (the “NuvoGen obligation”) (see Note 10). The Company currently expects that its existing resources will only be sufficient to fund its planned operations and expenditures through January 2023. In addition, potentially changing circumstances, including those related to COVID-19 and inflation, may result in the depletion of the Company’s capital resources more rapidly than it currently anticipates. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

The Company will need to raise additional capital to fund its operations and service its long-term debt obligations until its revenue reaches a level sufficient to provide for self-sustaining cash flows. There can be no assurance that additional capital will be available on acceptable terms, or at all, or that the Company’s revenue will reach a level sufficient to provide for self-sustaining cash flows. The current volatility in the equity markets, coupled with the trading price of the Company’s common stock and the limited number of authorized and available shares of the Company’s common stock, create additional challenges to raising a sufficient amount of capital through an equity financing in the near term. If the Company is not able to generate or raise additional capital, the Company may have to delay, scale back or discontinue one or more product development programs, curtail its commercial activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that the Company otherwise would have sought to develop or commercialize independently, cease operations altogether, pursue a sale of the Company at a price that may result in a significant loss on investment for its stockholders, file for bankruptcy or seek other protection from creditors, or liquidate all assets. In addition, if the Company defaults under any of the provisions of the Loan and Security Agreement for the SVB Term Loan (the "Loan Agreement"), including as a result of a “material adverse change,” SVB could charge an interest rate of 5% above the otherwise applicable floating rate, accelerate payment of the SVB Term Loan and ultimately foreclose on the Company’s assets. Moreover, the definition of “material adverse change” is broad and includes a material impairment in the value of the collateral securing the SVB Term Loan, a material adverse change in the business, operations, or condition (financial or otherwise) of the Company, and a material impairment of the prospect of repayment of any portion of the SVB Term Loan.

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

One customer accounted for 10% of the Company’s revenue for three months ended September 30, 2022, compared with two customers accounting for 27% and 13% of the Company’s revenue for the three months ended September 30, 2021. One customer accounted for 13% of the Company’s revenue for the nine months ended September 30, 2022, compared with two customers accounting for 23% and 12% of the Company’s revenue for the nine months ended September 30, 2021.

Three customers accounted for 13%, 12%, and 11% of the Company’s accounts receivable, net as of September 30, 2022. Three additional customers accounted for approximately 10% each of the Company's accounts receivable, net as of September 30, 2022. Two customers accounted for approximately 18% and 17% of the Company’s accounts receivable, net as of December 31, 2021. Two additional customers accounted for approximately 10% each of the Company’s accounts receivable, net as of December 31, 2021.

Two vendors accounted for 13% and 10% of the Company’s accounts payable as of September 30, 2022, compared with two vendors who accounted for 28% and 16% of the Company’s accounts payable as of December 31, 2021.

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

Fair Value of Financial Instruments

The carrying value of financial instruments classified as current assets and current liabilities approximate fair value due to their liquidity and short-term nature. Investments that are classified as available-for-sale are recorded at fair value, which is determined using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The carrying value of the SVB Term Loan is estimated to approximate its fair value as the interest rate approximates the market rate for debt with similar terms and risk characteristics.

The Company’s obligation related to an asset purchase transaction with a then-common stockholder of the Company, (the “NuvoGen obligation”) had an estimated fair value of approximately $3.7 million as of September 30, 2022. This estimated fair value represents a Level 3 measurement that has been determined using a Monte Carlo simulation with key assumptions including future revenue, volatility, discount and risk-free rates.

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

New Accounting Pronouncements

The following are new Financial Accounting Standards Board ("FASB") Accounting Standard Updates ("ASU") that had not been adopted by the Company as of September 30, 2022:

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

Note 3. Inventory

Inventory - current, net of allowance, consisted of the following as of the dates indicated:

	September 30,	December 31,
	2022	2021
Raw materials	$741,340	$1,253,111
Work in process	312,864	312,803
Finished goods	712,684	447,145
Total gross inventory - current	1,766,888	2,013,059
Less inventory allowance	(76,654)	(25,306)
	$1,690,234	$1,987,753

Inventory - non-current, net of excess inventory allowance, consisted of the following as of the dates indicated:

	September 30,	December 31,
	2022	2021
Raw materials - non-current	$1,058,250	$711,296
Work in process - non-current	43,609	—
Less excess inventory allowance	(94,048)	—
	$1,007,811	$711,296

For the three and nine months ended September 30, 2022, the Company recorded adjustments to its specific inventory reserve of ($2,815) and $49,248, respectively, to reflect the projected obsolescence of a specific inventory item, in addition to adjustments to the provision for excess inventory of $29,946 and $41,244, respectively for the three and nine months ended September 30, 2022.

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

In addition, for the nine months ended September 30, 2022, the Company recorded a provision for excess inventory of $94,048, primarily related to the write-down of excess quantities of raw materials, whose inventory levels were higher than our updated forecasts of future demand for those products.

HTG EdgeSeq instruments at customer locations under evaluation agreements are included in finished goods inventory. Finished goods inventory under evaluation was $0.2 million as of both September 30, 2022 and December 31, 2021.

Note 4. Fair Value Instruments

Financial assets and liabilities measured at fair value are classified in their entirety in the fair value hierarchy based on the lowest level input significant to the fair value measurement. The following table classifies the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 in the fair value hierarchy:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$2,267,308	$—	$—	$2,267,308
Investments available-for-sale at fair value
U.S. Treasury securities	3,018,027	—	—	3,018,027
Corporate debt securities	—	299,600	—	299,600
Total	$5,285,335	$299,600	$—	$5,584,935

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$9,083,302	$—	$—	$9,083,302
Investments available-for-sale at fair value
Corporate debt securities	—	12,343,456	—	12,343,456
Total	$9,083,302	$12,343,456	$—	$21,426,758

There are no other financial instruments subject to fair value measurement on a recurring basis. Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and nine months ended September 30, 2022 or the year ended December 31, 2021.

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

Fair values of these assets are based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not adjust any of the valuations received from these third parties with respect to any of its Level 1 or 2 securities for the nine months ended September 30, 2022 or the year ended December 31, 2021.

Note 5. Available-for-Sale Securities

The Company’s portfolio of available-for-sale securities consists of U.S. Treasuries and high credit quality corporate debt securities. The following is a summary of the Company’s available-for-sale securities as of September 30, 2022 and December 31, 2021:

	September 30, 2022
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
U.S. Treasury securities	$3,021,943	$—	$(3,916)	$3,018,027
Corporate debt securities	299,600	—	—	299,600
Total available-for-sale securities	$3,321,543	$—	$(3,916)	$3,317,627

	December 31, 2021
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
Corporate debt securities	$12,343,456	$—	$—	$12,343,456
Total available-for-sale securities	$12,343,456	$—	$—	$12,343,456

The net adjustment to unrealized holding gains (losses) on short-term investments, net of tax in other comprehensive income totaled $8,298 and $(3,916) for the three and nine months ended September 30, 2022. All investments that are in a gross unrealized loss position have been in a continuous unrealized loss position for less than one year as of September 30, 2022.

Contractual maturities of all of the Company’s available-for-sale securities investments were less than one year as of September 30, 2022. Expected maturities may differ from contractual maturities where issuers of the securities have the right to prepay obligations without prepayment penalties.

Note 6. Property and Equipment

Property and equipment, net, consists of the following as of the dates indicated:

	September 30,	December 31,
	2022	2021
Furniture & fixtures	$856,331	$872,877
Leasehold improvements	1,940,177	1,931,762
Equipment used in manufacturing	1,872,337	2,432,242
Equipment used in research & development	2,358,558	2,343,930
Equipment used in the field	216,218	216,218
Software	480,740	480,740
Property and equipment	7,724,361	8,277,769
Less: accumulated depreciation and amortization	(7,069,548)	(7,158,883)
	$654,813	$1,118,886

Depreciation and leasehold improvement amortization expense was approximately $0.1 million and $0.5 million, respectively, for the three and nine months ended September 30, 2022, compared with $0.2 million and $0.6 million, respectively, for the three and nine months ended September 30, 2021.

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following as of the dates indicated:

	September 30,	December 31,
	2022	2021
Accrued employee bonuses	$870,403	$1,254,355
Payroll and employee benefit accruals	253,700	389,385
Other accrued liabilities	254,199	378,829
	$1,378,302	$2,022,569

Note 8. Debt Obligations

Current portion of long-term debt consisted of the following as of the dates indicated:

	September 30,	December 31,
	2022	2021
SVB Term Loan	$3,235,294	$5,000,000
2022 Insurance Note	459,685	—
2021 Insurance Note	—	167,586
	$3,694,979	$5,167,586

Long-term debt, net of current portion, discount and debt issuance costs, consisted of the following as of the dates indicated:

	September 30,	December 31,
	2022	2021
SVB Term Loan, net of discount and debt issuance costs	$1,302,021	$5,178,629

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

The Company included $0.3 million and $0.6 million of debt discount associated with the SVB Term Loan, resulting from fees and debt issuance costs, inclusive of the fair value of warrants issued, in long-term debt, net of current portion, discount and debt issuance costs in the accompanying condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively. Amortization of the debt discount associated with the SVB Term Loan was approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, respectively, compared with $0.1 million and $0.4 million for the three and nine months ended September 30, 2021, respectively, and was included in interest expense in the accompanying condensed consolidated statements of operations.

In July 2022, the Company and SVB entered into an amendment to the SVB Term Loan (the "Term Loan Amendment"). Under the Term Loan Amendment, the Company and SVB agreed to remove the financial covenant under the Loan Agreement that had required the Company to maintain unrestricted cash, including short term investments available-for-sale, of not less than the greater of (i) $12.5 million and (ii) an amount equal to six times the amount of the Company’s average monthly Cash Burn (as defined in the Loan Agreement) over the trailing three months. In exchange for this accommodation, the Company prepaid $2.5 million of outstanding principal under the Term Loan (the “Prepayment”). SVB waived the prepayment fee that otherwise would have applied to the Prepayment. The remaining outstanding principal amount due under the Term Loan will continue to be paid in equal monthly payments of principal and interest through the maturity date of December 1, 2023. The Term Loan Amendment was accounted for as a modification of the original SVB Term Loan for the quarter ended September 30, 2022.

Following the Term Loan Amendment the principal repayment schedule under the SVB Term Loan as of September 30, 2022 was as follows for each fiscal year:

2022	$808,824
2023	3,235,294
Total SVB Term Loan payments	4,044,118
Less discount and deferred financing costs	(306,803)
Plus final fee premium	800,000
Total SVB Term Loan, net	$4,537,315

Insurance Note

In May 2021, the Company entered into a commercial financing agreement to extend the payment period related to its directors and officers insurance policy (the “2021 Insurance Note”). The 2021 Insurance Note required a down payment to be made upon signing the agreement equal to approximately $0.4 million. The remaining unpaid premium balance of approximately $0.7 million was financed at an annual rate of 3.57% and was repaid in nine equal monthly payments of principal and interest through February 2022. The 2021 Insurance Note contains customary events of default relating to, among other things, payment defaults and breaches of representations, warranties or terms of the 2021 Insurance Note documents, and may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

In May 2022, the Company entered into a new commercial financing agreement to extend the payment period related to its directors and officers insurance policy (the “2022 Insurance Note”). The 2022 Insurance Note required a down payment to be made upon signing the agreement equal to approximately $0.3 million. The remaining unpaid premium balance of approximately $0.8 million has been financed at an annual rate of 3.32% and is to be repaid in nine equal monthly payments of principal and interest beginning in June 2022. The 2022 Insurance Note contains customary events of default relating to, among other things, payment defaults and breaches of representations, warranties or terms of the 2022 Insurance Note documents, and may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

Note 9. Revenue from Contracts with Customers

Product and Product-Related Services Revenue

The Company had product and product-related services revenue consisting of revenue from the sale of instruments and consumables and the use of the HTG EdgeSeq proprietary technology to process samples and design custom RUO assays for the three and nine months ended September 30, 2022 and 2021 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product revenue:
Instrument	$62,488	$407,130	$433,486	$1,028,348
Consumables	509,994	793,542	1,811,463	2,265,894
Total product revenue	572,482	1,200,672	2,244,949	3,294,242
Product-related services revenue:
Custom RUO assay design	—	—	—	48,350
RUO sample processing	678,397	1,319,738	1,681,966	2,687,168
Total product-related services revenue	678,397	1,319,738	1,681,966	2,735,518
Total product and product-related services revenue	$1,250,879	$2,520,410	$3,926,915	$6,029,760

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

Contract Liabilities

The Company may receive up-front payments from customers for custom RUO assay design and sample processing services. In addition, payments for instrument extended warranty contracts are required to be made in advance. The Company recognizes such up-front payments as contract liabilities. The contract liabilities are subsequently reduced as revenue is recognized. Contract liabilities of approximately $0.1 million were included in other current liabilities and an additional immaterial amount of contract liabilities were included in other non-current liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2022, reflecting the period in which the Company expects to realize the deferred revenue.

Changes in the Company’s contract liability were as follows as of the dates indicated:

	Product Revenue	Sample Processing	Total Contract Liability
Balance at January 1, 2022	$128,529	$30,621	$159,150
Deferral of revenue	224,942	42,697	267,639
Recognition of deferred revenue	(220,420)	(67,872)	(288,292)
Balance as of September 30, 2022	$133,051	$5,446	$138,497

	Product Revenue	Sample Processing	Total Contract Liability
Balance at January 1, 2021	$103,580	$93,884	$197,464
Deferral of revenue	261,100	525,899	786,999
Recognition of deferred revenue	(198,438)	(535,501)	(733,939)
Balance as of September 30, 2021	$166,242	$84,282	$250,524

Note 10. Other Agreements

NuvoGen Obligation

Pursuant to the Company’s asset purchase agreement with NuvoGen Research, LLC (“NuvoGen”), as amended, the Company is obligated to pay NuvoGen annually the greater of $400,000 or 6% of annual revenue until the NuvoGen obligation is paid in full.

In addition to the fixed quarterly payment of $100,000, there was no revenue-based amount payable as of September 30, 2022, compared with $72,624 of revenue-based payments due as of December 31, 2021. There have been no modifications to the terms and conditions of the NuvoGen obligation since the disclosures made in Part II, Item 8, Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2022.

Remaining minimum payments to be made in 2022 and in the first, second and third quarters of 2023 as reflected in the table below include an estimate of additional revenue-based payments to be made in these quarters, estimated using actual revenue generated in the same quarter in the prior year. Remaining minimum payments include only the minimum quarterly payments to be made in each period. Actual payments could vary from what is shown in the table, to the extent that 6% of the Company’s revenue for the remainder of 2022 and the first, second and third quarters of 2023 varies from the same periods in prior years and revenue in the fourth quarter of 2023 and later periods exceeds $400,000.

The remaining minimum payments to be made to NuvoGen as of September 30, 2022 are as follows for each fiscal year:

2022	$100,000
2023	472,624
2024	400,000
2025	400,000
2026	400,000
2027 and beyond	2,236,846
Total NuvoGen obligation payments	4,009,470
Plus interest accretion	58,430
Total NuvoGen obligation, net	$4,067,900

The Company has recorded the obligation at the estimated present value of the future payments using a discount rate of 2.5%, which represents the Company’s estimate of its effective borrowing rate for similar obligations. The unamortized interest accretion was $(58,430) and $(67,088) as of September 30, 2022 and December 31, 2021, respectively. Discount accreted during the three and nine months ended September 30, 2022 was $(2,807) and $(8,657), respectively, compared with $(3,057) and $(9,206) for the three and nine months ended September 30, 2021, respectively, and was included in interest expense in the accompanying condensed consolidated statements of operations.

Note 11. Leases

Operating Leases

The Company leases office space under agreements classified as operating leases. The Company’s active leases as of September 30, 2022 are for office and manufacturing space in Tucson, Arizona, which expire in 2025. The Company’s leases do not include any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees.

The components of lease cost for operating leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating leases
Operating lease cost	$119,458	$107,969	$358,374	$383,672
Variable lease cost	24,091	26,636	75,703	73,120
Total rent expense	$143,549	$134,605	$434,077	$456,792

The table below summarizes other information related to the Company’s operating leases:

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in measurement of operating lease liabilities	$360,355	$403,012
Establishment of operating lease liabilities arising from obtaining right-of-use- assets	—	1,302,457
Weighted-average remaining lease term – operating leases	2.3	3.3
Weighted-average discount rate – operating leases	5.8%	5.8%

Remaining maturities of the Company’s operating leases, included in operating lease liabilities – current and operating lease liabilities - non-current, net of discount, in the condensed consolidated balance sheets as of September 30, 2022 are as follows:

2022	$121,193
2023	484,719
2024	484,631
2025	40,382
Total	1,130,925
Less present value discount	(74,941)
Total operating lease liabilities	1,055,984
Less operating lease liabilities - current	(435,377)
Operating lease liabilities - non-current	$620,607

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

The components of lease cost for financing leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Financing leases
Amortization of right-of-use assets	$3,855	$5,444	$12,836	$18,501
Interest on lease liability	921	1,369	3,082	4,544
Total financing lease cost	$4,776	$6,813	$15,918	$23,045

The table below summarizes other information related to the Company’s financing leases:

	Nine Months Ended September 30,
	2022	2021
Weighted-average remaining lease term – financing leases	2.2	3.0
Weighted-average discount rate – financing leases	9.77%	9.77%

As of September 30, 2022, remaining maturities of the Company’s financing leases are as follows:

2022	$4,599
2023	18,396
2024	16,080
Total	39,075
Less present value discount	(3,998)
Financing lease liabilities, net	$35,077

Financing lease liabilities net of discount of $15,658 and $19,419 were included in other current liabilities and other non-current liabilities, respectively, and financing right-of-use assets of $30,816 were included in property and equipment, net, in the condensed consolidated balance sheets as of September 30, 2022.

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

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Nine Months Ended September 30,
	2022	2021
Options to purchase common stock	936,838	494,250
Series A Preferred	—	158,545
Common stock warrants	6,539,011	58,688
Unvested restricted stock units	15,000	6,301

Note 13. Warrants

In connection with certain of its redeemable convertible preferred stock issuances, convertible debt financings and other financing arrangements, the Company has issued warrants for shares of its common stock and various issues of its redeemable convertible preferred stock, which have since been converted to common stock warrants.

The Company granted to SVB a warrant to purchase up to 42,894 shares of the Company’s common stock at a purchase price of $11.6565 per share in connection with the SVB Term Loan. The warrant will expire on June 24, 2030 and may be exercised for cash or at the election of the holder on a cashless, net exercise basis.

In connection with the March 2022 Purchase Agreement (see Note 14), the Company issued and sold pre-funded warrants exercisable for an aggregate of 2,410,933 shares of common stock. The pre-funded warrants had an exercise price of $0.001 per share and were exercised in full in May 2022 for proceeds of $2,411. The Company also issued and sold to the investor common warrants to purchase 3,244,987 shares of common stock that will expire on March 17, 2024 and common warrants to purchase an additional 3,244,987 shares of common stock that will expire on September 17, 2027. Each of these common warrants became exercisable commencing September 21, 2022 and has an exercise price of $2.062 per share.

The following table shows the common stock warrants outstanding as of September 30, 2022:

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

Cantor Fitzgerald & Co. (“Cantor”) served as the placement agent in connection with the March 2022 Purchase Agreement. The Company has paid Cantor a fee of approximately $0.3 million plus reimbursement for certain out-of-pocket expenses for its role as placement agent and has incurred approximately $0.2 million of additional transaction costs.

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

Series A Preferred

In March 2022, the remaining 23,770 shares of Series A convertible preferred stock (“Series A Preferred”) were converted by the holders into an aggregate of 158,466 shares of common stock. Accordingly, no shares of Series A Preferred are outstanding as of September 30, 2022. All of the previously designated Series A Preferred have resumed the status of authorized, unissued and undesignated preferred stock, which may be designated from time to time by the Company’s Board of Directors.

Stock-based Compensation

The Company incurs stock-based compensation expense relating to the grants of RSUs and stock options to employees, non-employee directors and consultants under its equity incentive plans and through stock purchase rights granted under the employee stock purchase plan. Stock-based compensation expense (including employee stock purchase plan expense) recorded in the accompanying condensed consolidated statements of operations for three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Selling, general and administrative	$115,912	$293,916	$488,394	$934,446
Research and development	55,858	35,566	163,276	83,108
Cost of product and product-related services revenue	2,977	9,411	22,216	24,764
	$174,747	$338,893	$673,886	$1,042,318

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

There were 176,363 shares of common stock available for issuance under the 2020 Plan (excluding shares available for granting of inducement awards under the 2021 Inducement Plan) as of September 30, 2022, in addition to shares that may become available from time to time as shares of the Company’s common stock subject to outstanding awards granted under the 2014 Plan (excluding inducement awards issued from the 2014 Plan’s inducement share pool), the 2011 Equity Incentive Plan (i) are not issued because such award or any portion thereof expires or otherwise terminates without all of the shares covered by such award having been issued; (ii) are not issued because such award or any portion thereof is settled in cash; or (iii) are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such shares.

In July 2021, the Company’s Board of Directors adopted the Company’s 2021 Inducement Plan (the “2021 Inducement Plan”), pursuant to which 300,000 shares were initially authorized and reserved for issuance exclusively for the grant of awards to individuals who were not previously employees or non-employee directors of the Company, as inducement material to the individuals’ entering into employment with the Company (“Inducement Awards”). There were 167,500 shares of common stock available for issuance under the 2021 Inducement Plan as of September 30, 2022, in addition to shares that may become available from time to time as shares of common stock subject to outstanding awards granted under the 2021 Inducement Plan are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such shares.

A summary of the Company’s stock option activity (including inducement award activity) for the nine months ended September 30, 2022 is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2021	559,336	$13.93	8.2	$30,267
Granted	476,000	1.08
Exercised	-	-
Forfeited	(58,922)	5.57
Expired/Cancelled	(39,576)	31.15
Balance at September 30, 2022	936,838	$7.20	8.7	$-
Exercisable at September 30, 2022	399,745	$13.75	7.6	$-

As of September 30, 2022, total unrecognized compensation cost related to stock option awards was approximately $0.9 million, which is expected to be recognized over approximately 2.10 years.

The following table summarizes restricted stock unit (“RSU”) award activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2021	31,177	$6.93
Granted	5,000	0.69
Released	(11,177)	10.02
Forfeited	(7,500)	5.20
Balance at September 30, 2022	17,500	$3.91
Vested and unissued at September 30, 2022	2,500	$5.20

Vested and unissued awards at September 30, 2022 represents RSU awards for which the vesting date was September 30, 2022, but for which issuance of the awards occurred in October 2022. As of September 30, 2022, the total unrecognized compensation cost related to RSU awards was approximately $0.1 million, which is expected to be recognized over approximately 1.13 years.

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

Product Warranty

The following is a summary of the Company’s general product warranty liability. Product warranty liability of approximately $0.1 million was included in accrued liabilities and an additional immaterial amount of product warranty liability was included in other non-current liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2022. Expense relating to the recording of this reserve is recorded in cost of product and product-related services revenue within the accompanying condensed consolidated statements of operations.

	Nine Months Ended September 30,
	2022	2021
Beginning balance	$120,385	$92,696
Cost of warranty claims	(52,696)	(141,648)
Increase in warranty reserve	16,581	169,337
Ending balance	$84,270	$120,385

Note 16. Subsequent Events

Series A Preferred Stock

On October 21, 2022, the Company entered into a Purchase Agreement (the "Purchase Agreement") with Ann Hanham, Ph.D., the Chair of the Company's Board of Directors ("Purchaser"), pursuant to which the Company agreed to issue and sell one share of the Company's newly designated Series A Preferred Stock, par value $0.001 per share (the "Series A Preferred"), to the Purchaser for a purchase price of $100.00. The closing of the sale and purchase of the share of Series A Preferred was completed on October 21, 2022.

Pursuant to the Purchase Agreement, the Purchaser has agreed to cast the votes represented by the share of Series A Preferred on any Reverse Stock Split Proposal in the same proportion as shares of common stock are voted (excluding any shares of common stock that are not voted, whether due to abstentions, broker non-votes or otherwise) on such proposal; provided, however, that unless and until at least one-third of the outstanding shares of common stock on the record date established for the meeting of stockholders at which the Reverse Stock Split Proposal is presented are present in person or represented by proxy at such meeting, the Purchaser will not vote the share of Series A Preferred on such Reverse Stock Split Proposal. A "Reverse Stock Split Proposal" means any proposal approved by the Company's Board of Directors (the "Board of Directors") and submitted to the stockholders of the Company to adopt an amendment, or a series of alternate amendments, to the Company's Amended and Restated Certificate of Incorporation to combine the outstanding shares of common stock into a smaller number of shares of common stock at a ratio specified in or determined in accordance with the terms of such amendment or series of alternate amendments.

The Company also filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock (the "Series A Certificate of Designation") with the Secretary of State of Delaware, effective as of the time of filing, designating the rights, preferences, privileges and restrictions of the share of Series A Preferred. The Certificate of Designation provides that the share of Series A Preferred will have 300,000,000 votes but has the right to vote only on any Reverse Stock Split Proposal as outlined in the Purchase Agreement. The share of Series A Preferred will vote together with the outstanding shares of the common stock as a single class on any Reverse Stock Proposal and has no other voting rights, except as may be required by the General Corporation Law of the State of Delaware.

The Series A Preferred is not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. Upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or other winding up of the Company pursuant to which assets of the Company or consideration received by the Company are to be distributed to the stockholders, the holder of the Series A Preferred will be entitled to receive, before any payment is made to the holders of common stock by reason of their ownership thereof, an amount equal to $100.00. The share of Series A Preferred shall be entitled to receive dividends on a pari passu basis with the outstanding shares of common stock and may not be transferred at any time prior to stockholder approval of a Reverse Stock Split Proposal without the prior written consent of the Board of Directors.

The outstanding share of Series A Preferred shall be redeemed in whole, but not in part, at any time (i) if such redemption is ordered by the Board of Directors in its sole discretion or (ii) automatically upon the effectiveness of the amendment to the Certificate of Incorporation implementing a reverse stock split. Upon such redemption, the holder of the Preferred Stock will receive consideration of $100.00 in cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2021, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2022. This discussion and analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward looking statements include, but are not limited to, statements about:

•
our ability to successfully commercialize our products, services and technology, including our HTG EdgeSeq assays and corresponding automation systems and our transcriptomic profiling technology;
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
•
the expected capabilities and performance of our profiling technology and HTG Therapeutics business unit;
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

Overview

We are a life sciences company advancing precision medicine through our innovative transcriptome-wide profiling and our advanced medicinal chemistry technology. Building on more than a decade of pioneering innovation, our proprietary HTG EdgeSeq platform technology is the basis for our tech-driven hybrid business model which continues to make RNA molecular profiling more effective, efficient and relevant and serves as the engine behind our platform-based drug discovery process. We believe that our technology provides a differentiated and disruptive approach for more efficient drug discovery, and that this approach will allow us and our partners to bring more efficacious and less toxic molecules into clinical development.

Our profiling product and service solutions enable targeted RNA profiling using a small amount of biological sample, in liquid or solid forms. Our menu of HTG EdgeSeq assays, including our HTG Transcriptome Panel, which has been designed to measure approximately 20,000 mRNA targets using our HTG EdgeSeq technology ("HTP"), is automated on our HTG EdgeSeq system, which applies NGS tools, enabling the generation of gene expression data in a timely manner utilizing our simplified workflow. We seek to leverage key business drivers in molecular profiling for biomarker analysis and diagnostics, including the acceleration of precision medicine, the migration of molecular testing to NGS-based applications, the movement to smaller and less invasive biopsies, the need for greater diagnostic sensitivity, the need to conform to challenging healthcare economics and the need for automation and an easily deployable workflow, including simplified bioinformatics. These capabilities enable customers to extend the use of limited biological samples for retrospective or prospective analysis, gaining further understanding of the molecular drivers of disease with the goal of developing biomarker-driven targeted therapies.

Our existing products include instruments, consumables and software that, as an integrated platform, automate sample processing and can quickly, robustly and simultaneously profile hundreds, thousands or tens of thousands of molecular targets from samples which are a fraction of the size required by many prevailing technologies. Customers can access our technology by purchasing our HTG EdgeSeq system and assays for their internal use or through our Tucson-based VERI/O service laboratory, including molecular profiling of cohorts and development of custom RUO panels to support early-stage clinical programs and investigational-use-only assays for clinical trials. However, with the release of the HTP, revenue from our RUO assay design services is expected to be lower than historical levels, as our RUO assay design services revenue is replaced by HTP consumables purchases and sample processing laboratory services using the HTP. Our product and service solutions have enabled us to access a number of early-stage biomarker discovery programs. We believe this approach allows us access to new opportunities collaborating with biopharmaceutical companies in their future drug development programs.

Biopharmaceutical companies are continually seeking to improve their drug development processes and the efficacy and safety of their drugs, as existing processes are expensive, extremely risky and very time consuming. HTG Therapeutics, our drug discovery business unit, leverages our HTP and transcriptomic profiling technologies, applying them early in the drug discovery process and in conjunction with our machine learning-based chemical library design platform, with the goal of ultimately yielding de-risked drug candidate molecules with greater potential for development success. HTG Therapeutics uses our medicinal chemistry platform to build an initial chemical library for early-stage validated target molecules. We then conduct cell-based screening and use our transcriptomic profiling capabilities to inform molecule optimization with a goal to use primary data from model systems to enhance chemical structure redesign to optimize for efficacy and toxicity and de-risk the drug candidate for clinical development. We expect to license certain of the drug candidates and carry other candidates into early clinical development. In addition, we expect to retain and capitalize upon CDx rights through the clinical development of these assets and post commercialization of an approved drug.

Our Drug Discovery Approach

In June 2021, we announced the formation of HTG Therapeutics, with the addition of several highly experienced drug development professionals to our leadership team. This team has since been joined by several external collaborators who are expected to contribute meaningful sample cohorts across multiple disease and therapy areas to support the discovery, design and selection of our early candidate molecules with therapeutic promise. HTG Therapeutics is leveraging our existing HTP and transcriptomic profiling technologies and applying these technologies early in the drug discovery process in conjunction with our machine learning-based chemical library design platform, to ultimately yield de-risked drug candidate molecules with a greater potential for development success. Through the use of our Transcriptome-Informed Drug Discovery model, we expect to accelerate the drug discovery and development process by further uncovering and understanding biological mechanisms and making more thorough assessments of on- and off-target effects of drug candidates earlier in the discovery process to enable more well-informed candidate design and selection. During the first quarter of 2022, we released our first proof-of-approach white paper (“WP1”), demonstrating the utility of our proprietary profiling technologies as a key component of our novel drug discovery and design platform. We followed WP1 with a second white paper (“WP2”) in the second quarter of 2022. WP2 further established the utility of our transcriptome-informed approach to drug design and discovery by applying our planned approach to our initial therapeutic target. As anticipated, the results of the studies summarized in WP2 revealed several indication-specific effects as well as potential undesirable effects of the initial therapeutic target through analysis of the transcriptomic profiles from compound-treated human cell line test systems. Throughout the third quarter, we strengthened our drug discovery core platform technology, including advancing the machine-learning component of our platform with the refinement of key proprietary algorithms while continuing to generate our own internal data supporting training sets. In addition, we made capital investments to establish internal cell culture capabilities. Such lab-based capabilities provide us with the ability to conduct investigative studies on site, supporting the development and evolution of our transcriptome-informed drug discovery platform more efficiently and with greater flexibility. Our medicinal chemistry effort has produced a series of chemical libraries for our first target, and our most advanced library for this target has entered preclinical characterization, with a series of data generated including early efficacy in two different disease states. We will continue to characterize the most promising candidate molecules for measures of efficacy, safety and pharmaceutical considerations, deductively leading to specific candidate selections for recommendation to enter preclinical development through potential licensing and/or partnering opportunities in the near term.

Revenue and Commercialization of our Profiling Products

We believe the future financial performance of our profiling business will continue to be driven by adoption and utilization of our HTG EdgeSeq instruments and consumables, and an overall increase in the number and type of customers using our technology. As such, we believe the primary measures of adoption for our profiling technology are the number of total active customers, the number of active programs in our biopharmaceutical company customer pipeline, the number of instruments actively producing revenue in our installed base and revenue growth relating to new and existing customers. Total active customers and active installed base reflect customers and instruments that have generated revenue for the Company within the last 12 months. To be included in our active programs metric, a program needs to be associated with a pharma sponsored clinical trial, be traceable to a program on clinicaltrials.gov and have generated revenue for the Company within the last 12 months. As of September 30, 2022, we had 77 active customers, 57 active programs and 50 instruments actively producing revenue in our installed base.

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

In August 2021, we completed the commercial release of our HTG Transcriptome Panel, designed to provide extensive coverage of most human mRNA transcripts, simultaneously interrogating nearly 20,000 genes, while maintaining the sample efficiency, ease of use and robust results provided by our existing HTG EdgeSeq technology. The release of our HTP, coupled with our existing miRNA Whole Transcriptome Assay, which shares a harmonized sample preparation protocol, has further differentiated us from our competitors and has allowed us to expand our position in oncology and to diversify the use of our panels in other critical areas such as immunology, infectious disease, diabetes, cardiology and neurology. We expect to focus our future profiling-related development efforts on the expansion of the sample types available for use with both of these assays, as deemed appropriate based upon customer needs and the ability of these efforts to grow our active installed base and drive larger consumable annuities for our menu of proprietary panels.

We believe an increasing number of publications referencing our technology and the growing number of customers adopting our technology continues to reflect customer demand for and interest in our technology. In the second quarter of 2022, the first peer-reviewed journal article related to our HTP was published by one of our customers less than one year after the product’s initial commercial release. Two additional peer-reviewed articles on HTP were published in the third quarter of 2022. In this same period, three of our large pharma customers presented at bioscience conferences about their use of our technology as part of their biomarker strategies for retrospective studies and clinical trials. Publications and abstracts which referenced our HTG EdgeSeq technology exceeded 400 in the third quarter of 2022, ending the quarter at 407. Despite this progress reflecting the interest in and adoption of our technology, the length of our sales cycle and the continuing uncertainty of budget or post-COVID-19 clinical study prioritization by our customers, we expect that we will continue to see fluctuations in our profiling revenue on a period-to-period basis.

Results of Operations

Comparison of the three and nine months ended September 30, 2022 and 2021

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Product and product-related services revenue	$1,250,879	$2,520,410	$(1,269,531)	(50%)	$3,926,915	$6,029,760	$(2,102,845)	(35%)
Operating expenses:
Cost of product and product-related services revenue	670,863	983,761	(312,898)	(32%)	2,540,380	2,740,004	(199,624)	(7%)
Selling, general and administrative	3,400,998	4,232,313	(831,315)	(20%)	12,370,925	11,995,747	375,178	3%
Research and development	1,527,036	1,534,818	(7,782)	(1%)	5,294,567	4,188,219	1,106,348	26%
Total operating expenses	5,598,897	6,750,892	(1,151,995)	(17%)	20,205,872	18,923,970	1,281,902	7%
Operating loss	(4,348,018)	(4,230,482)	(117,536)	3%	(16,278,957)	(12,894,210)	(3,384,747)	26%
Gain on forgiveness of PPP Loan	—	—	—	---%	—	1,735,792	(1,735,792)	(100%)
Other income (expense), net	(166,558)	(258,206)	91,648	(35%)	(616,081)	(774,820)	158,739	(20%)
Net loss before income taxes	$(4,514,576)	$(4,488,688)	$(25,888)	1%	$(16,895,038)	$(11,933,238)	$(4,961,800)	42%

We continue to see a slower than anticipated return to pre-COVID-19 levels in our product and product-related services revenue. While the majority of our customers have now returned to full time operations in their facilities, the ongoing impacts of prior regional closures due to COVID-19, clinical trial delays, budget cuts and supply chain issues have continued to impact our business and that of our customers. Cancellations or delays of previously planned retrospective studies, customer staffing shortages and budget cuts have resulted in regular delays or loss of anticipated customer programs. In other instances, customers took longer than anticipated to complete data analysis for studies previously undertaken, causing delays to future planned activities.

Given the length of our sales cycle and ongoing concerns regarding the economy throughout our industry, we expect to continue to see fluctuations in our profiling revenue on a period-to-period basis despite our ongoing focus on continuing to identify new opportunities to effectively commercialize our profiling technology and seek expanded commercial partnering channels. As a result of these profiling revenue trends, we have taken actions to reduce operating expenses and minimize the impact of reduced revenue on our operating loss and cash utilization, including a significant reduction in force late in the second quarter of 2022. We will continue to make appropriate operating adjustments in support of what we believe to be a quickly evolving, best-in-class drug discovery company and our existing gene expression profiling business.

Product and Product-Related Services Revenue

Our product and product-related services revenue is generated primarily through the sale of our profiling instruments and consumables and sample processing services to pharmaceutical companies, academic research centers and molecular testing laboratories.

RUO profiling is currently made available to our customers through product sales and service offerings. Customers can purchase our HTG EdgeSeq instrument and related consumables, which consist primarily of our proprietary molecular profiling panels and other assay components, for use in their own facilities. They can also access our technology through contracted RUO profiling services using our HTG EdgeSeq instruments and RUO consumables to process their samples in our VERI/O laboratory and through the development of custom RUO panels which are expected to generate future sample processing or RUO consumables revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product revenue:
Instrument	$62,488	$407,130	$433,486	$1,028,348
Consumables	509,994	793,542	1,811,463	2,265,894
Total product revenue	572,482	1,200,672	2,244,949	3,294,242
Product-related services revenue:
Custom RUO assay design	—	—	—	48,350
RUO sample processing	678,397	1,319,738	1,681,966	2,687,168
Total product-related services revenue	678,397	1,319,738	1,681,966	2,735,518
Total product and product-related services revenue	$1,250,879	$2,520,410	$3,926,915	$6,029,760

Product and product-related services revenue decreased by 50% to $1.3 million for the three months ended September 30, 2022, compared with $2.5 million for the three months ended September 30, 2021. Product and product-related services revenue decreased by 35% to $3.9 million for the nine months ended September 30, 2022, compared with $6.0 million for the nine months ended September 30, 2021.

Product revenue, which includes gene expression profiling revenue generated through the sale of our HTG EdgeSeq instruments and consumables, decreased by 52% to $0.6 million for three months ended September 30, 2022, compared with $1.2 million for three months ended September 30, 2021. Product revenue decreased by 32% to $2.2 million for the nine months ended September 30, 2022 compared with $3.3 million for the nine months ended September 30, 2021. This decrease primarily reflects a reduction in the number of instruments sold when compared with the same period in prior year. Revenue from the sale of our HTP, commercially launched in August 2021, represented 38% and 42% of our product revenue for the three and nine months ended September 30, 2022, respectively, compared with 18% and 12% of our product revenue for the three and nine months ended September 30, 2021, respectively.

Product-related services revenue, consisting of RUO sample processing using our HTG EdgeSeq instruments and consumables in our VERI/O laboratory and custom RUO assay design, decreased by 49% to $0.7 million for the three months ended September 30, 2022, compared with $1.3 million for the three months ended September 30, 2021. Product-related services revenue decreased 39% to $1.7 million for the nine months ended September 30, 2022, compared with $2.7 million for the nine months ended September 30, 2021. RUO assay design services decreased to $0 for the nine months ended September 30, 2022, compared with approximately $48,000 for the nine months ended September 30, 2021. RUO sample processing revenue decreased primarily due to the timing of several biopharma programs pending decisions from data generated in previous studies using our technology, continued delays in our ability to obtain customer samples for planned sample processing programs, and our customers' reprioritizing their programs due to continuing COVID-19 impacts on their operations. Revenue generated from sample processing services using the HTP represented 43% and 41% of product-related services revenue for the three and nine months ended September 30, 2022, respectively, compared with 1% of our product-related services revenue for both the three and nine months ended September 30, 2021.

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

Cost of product and product-related services revenue decreased by 32% to $0.7 million for the three months ended September 30, 2022, compared with $1.0 million for the three months ended September 30, 2021. Cost of product and product-related services revenue decreased by 7% to $2.5 million for the nine months ended September 30, 2022, compared with $2.7 million for the nine months ended September 30, 2021. The decrease in cost of product and product-related services revenue for the three and nine months ended September 30, 2022 compared with the same periods in 2021 is the result of a decrease in product and product-related services revenue which decreased the amount of consumables used in our VERI/O laboratory combined with the gain on the sale of an asset during the three months ended September 30, 2022.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of personnel costs for our sales and marketing, regulatory, legal, executive management and finance and accounting functions. The expenses also include third-party professional and consulting fees incurred by these functions, promotional expenses and facility and overhead costs for our administrative offices. Selling, general and administrative expenses decreased by 20% to $3.4 million for the three months ended September 30, 2022 compared with $4.2 million for the three months ended September 30, 2021. This decrease is the result of the reduction in force and overall administrative cost containment efforts combined with a decrease in legal costs related to measures to protect our intellectual property. Selling, general and administrative expenses increased by 3% to $12.4 million for the nine months ended September 30, 2022, compared with $12.0 million for the nine months ended September 30, 2021. This increase in selling, general and administrative expense for the nine months ended September 30, 2022, compared with the same periods in 2021 reflects an increase in compensation expense resulting from the termination of the ERC benefits in the third quarter of 2021 and a decrease in legal costs related to measures to protect our intellectual property, partially offset by a decrease in stock-based and other compensation-related expense items.

Research and development expenses

Research and development expenses represent costs to develop and improve upon our profiling technology and to complete critical milestones related to HTG Therapeutics and are expensed as incurred. These expenses include payroll and related expenses, consulting expenses, laboratory supplies, facilities and equipment. For the period ended September 30, 2022, research and development expenses were primarily related to the advancement of our transcriptome-informed drug discovery platform and solidification of our first planned targets using our novel approach. These investments have resulted in the successful completion of all of our HTG Therapeutics development milestones for the first three quarters of 2022, including design of a series of chemical libraries and generation of data using measures of early efficacy in two different disease states for our first therapeutic target in the third quarter of 2022. We believe that these efforts will result in the selection by year end of at least one candidate molecule to enter preclinical development through potential licensing or partnering opportunities with a second target to follow in the second half of 2023. For the period ended September 30, 2021, research and development expenses were primarily related to preparation of our HTP for initial commercial release and the initiation of, hiring of resources for and initial platform development efforts relating to HTG Therapeutics.

Research and development expenses decreased by 1% to $1.5 million for the three months ended September 30, 2022, compared with $1.5 million for the three months ended September 30, 2021, primarily driven by $0.2 million of ERC benefits recognized in the third quarter of 2021. Research and development expenses increased by 26% to $5.3 million for the nine months ended September 30, 2022, compared with $4.2 million for the nine months ended September 30, 2021, including $0.4 million of ERC benefits recognized for the nine months ended September 30, 2021. Research and development expenses included investments in HTG Therapeutics technology, consultants and personnel of approximately $0.7 million and $2.1 million for the three and nine months ended September 30, 2022, respectively, compared with $0.4 million and $0.7 million for the three and nine months ended September 30, 2021, respectively.

Cash Flows for the nine months ended September 30, 2022 and 2021

The following table summarizes the primary sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Net cash provided by (used in):
Operating activities	$(16,384,595)	$(13,118,546)	$(3,266,049)	25%
Investing activities	9,120,233	(9,461,939)	18,582,172	(196%)
Financing activities	904,581	10,425,167	(9,520,586)	(91%)
Effect of exchange rate on cash	(27,718)	(12,848)	(14,870)	116%
Decrease in cash and cash equivalents	$(6,387,499)	$(12,168,166)	$5,780,667	(48%)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $16.4 million compared with net cash used in operating activities of $13.1 million for the nine months ended September 30, 2021. Net cash used in operating activities for the nine months ended September 30, 2022 reflected (i) a net loss of $16.9 million; (ii) net non-cash items consisting primarily of stock-based compensation expense of $0.6 million, depreciation and amortization expense of $0.5 million, amortization of loan discount and issuance costs of $0.3 million, and amortization of right-of-use assets of $0.3 million and (iii) a net cash outflow from changes in balances of operating assets and liabilities of $1.3 million.

Net cash used in operating activities for the nine months ended September 30, 2021 was $13.1 million and reflected (i) a net loss of $12.0 million; (ii) net non-cash items consisting primarily of the gain on the forgiveness of our PPP loan of $1.7 million, stock-based compensation expense of $1.0 million, depreciation and amortization expense of $0.6 million, amortization of loan discount and issuance costs of $0.4 million, amortization of right-of-use assets of $0.4 million and loss on abandonment and disposal of assets of $0.2 million; and (iii) a net cash outflow from changes in balances of operating assets and liabilities of $2.0 million.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2022 was $9.1 million compared with net cash used in investing activities of $9.5 million for the nine months ended September 30, 2021. Net cash provided by investing activities for the nine months ended September 30, 2022 was comprised primarily of $16.7 million of our available-for-sale securities maturing during the period partially offset by $7.6 million of our available-for-sale securities purchased during the period.

Net cash used in investing activities for the nine months ended September 30, 2021 was $9.5 million and was comprised primarily of purchases of $17.9 million of available-for-sale securities, partially offset by $9.0 million of our available-for-sale securities maturing during the period.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was $0.9 million compared with net cash provided by financing activities for the nine months ended September 30, 2021 of $10.4 million. This activity for the nine months ended September 30, 2022 consisted primarily of $7.0 million in net proceeds from the March 2022 Purchase Agreement (see Note 14) and $0.8 million in proceeds from our 2022 Insurance Note, partially offset by $6.0 million of payments on our SVB Term Loan, $0.4 million of payments made on our outstanding NuvoGen obligation, and $0.5 million of payments made on our 2021 and 2022 Insurance Notes.

Net cash provided by financing activities for the nine months ended September 30, 2021 was $10.4 million. This activity for the nine months ended September 30, 2021 consisted primarily of $10.7 million in net proceeds from our ATM Offering and $0.6 million in proceeds from our stock purchase agreement (the "LP Purchase Agreement") with Lincoln Park Capital Fund, LLC ("Lincoln Park"), partially offset by $0.4 million of payments made on our outstanding NuvoGen obligation, and $0.5 million of payments made on our 2020 and 2021 Insurance Notes.

Liquidity and Capital Resources

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock, the incurrence of debt and cash received from product sales, services revenue and other income. As of September 30, 2022, we had $6.5 million in cash, cash equivalents and investments in short-term available-for-sale securities, and current liabilities of approximately $6.8 million. As of September 30, 2022, we also had approximately $5.6 million of long-term liabilities outstanding, relating to our SVB Term Loan (see below), our NuvoGen obligation, and our operating leases.

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

In March 2022, we entered into a Securities Purchase Agreement with a single investor pursuant to which we issued and sold to the investor 3,244,987 units at a price of $2.312 per unit (less $0.001 for each pre-funded warrant purchased in lieu of a share of common stock) for gross proceeds, before deducting the placement agent fees and other estimated fees and expenses, of approximately $7.5 million. Each unit consisted of one share of common stock (or one pre-funded warrant in lieu thereof), a common warrant to purchase one share of our common stock with a term of 24 months from the issuance date, and a common warrant to purchase one share of our common stock with a term of 66 months from the issuance date. Each of the common warrants became exercisable commencing on September 21, 2022 and has an exercise price of $2.062 per share. Each pre-funded warrant had an exercise price of $0.001 per share and had no expiration date. In May 2022, all of the 2,410,933 pre-funded warrants were exercised for proceeds of $2,411.

On July 14, 2022, we entered into an amendment (the “Term Loan Amendment”) to the SVB Term Loan with SVB. Under the Term Loan Amendment, SVB agreed to remove the financial covenant under the Loan Agreement. In exchange for this accommodation, we prepaid $2.5 million of outstanding principal under the SVB Term Loan (the “Prepayment”). SVB waived the prepayment fee that otherwise would have applied to the Prepayment. The remaining outstanding principal amount due under the SVB Term Loan will continue to be paid in equal monthly payments of principal and interest through the maturity date of December 1, 2023.

The current volatility in the equity markets, coupled with the trading price of our common stock and the limited number of our authorized and available shares of common stock, create additional challenges to raising a sufficient amount of capital through an equity financing in the near term. If sufficient additional capital is not available as and when needed, we may have to delay, scale back or discontinue one or more product development programs, curtail our commercial activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop or commercialize independently, pursue a sale of the Company at a price that may result in a significant loss on investment for our stockholders, file for bankruptcy or seek other protection from creditors, or liquidate all assets. In addition, if we default under any of the terms of the Loan Agreement, including as a result of a “material adverse change,” SVB could accelerate the payment of the SVB Term Loan and ultimately foreclose on our assets. The definition of “material adverse change” is broad and includes a material impairment in the value of the collateral securing the SVB Term Loan, a material adverse change in our business, operations, or condition (financial or otherwise), and a material impairment of the prospect of repayment of any portion of the SVB Term Loan.

Contractual Obligations, Commitments and Material Cash Requirements

We have had recurring operating losses and negative cash flows from operations since our inception and have an accumulated deficit of $225.2 million as of September 30, 2022. As of September 30, 2022, we had cash, cash equivalents and investments in short-term available-for-sale securities of $6.5 million and current liabilities of $6.8 million. As of September 30, 2022, we also had $5.6 million in long-term liabilities primarily relating to our SVB Term Loan and our NuvoGen obligation.

We currently expect that our existing resources will only be sufficient to fund our planned operations and expenditures through January 2023. In addition, potentially changing circumstances, including those related to COVID-19 and inflation, may also result in the depletion of our capital resources more rapidly than we currently anticipate. These circumstances raise substantial doubt about our ability to continue as a going concern.

Our primary capital needs, including contractual obligations and commitments, which are subject to change, include:

•
Debt Obligations – As of September 30, 2022, our outstanding debt balance was $5.0 million. See Note 8, “Debt Obligations” within our condensed consolidated financial statements for further detail of our debt and the timing of expected future payments.
•
NuvoGen Obligation – As of September 30, 2022, our NuvoGen obligation balance was $4.1 million. See Note 10, “Other Agreements” within our condensed consolidated financial statements for further detail and the timing of expected future payments.
•
Operating Leases – As of September 30, 2022, our contractual commitment for operating leases was $1.1 million. See Note 11, “Leases” within our condensed consolidated financial statements for further detail of our lease obligations and the timing of expected future payments, including a four-year maturity schedule.
•
Planned costs to operating our business, including amounts required to fund working capital and capital expenditures;
•
Support of commercialization efforts related to our current and future products; and
•
Continued advancement of research and development efforts, including those related to HTG Therapeutics business unit.

Until our revenue reaches a level sufficient to support self-sustaining cash flows, if ever, we expect to finance our cash needs through public or private equity offerings, debt financings, or other capital sources which may include strategic collaborations, licensing arrangements or other arrangements with third parties. The current volatility in the equity markets, coupled with the trading price of our common stock and the limited number of our authorized and available shares of common stock, create additional challenges to raising a sufficient amount of capital through an equity financing in the near term. Future funding requirements will depend on a number of factors, including our ability to generate significant revenue, our ability to repay our debt obligations as they become due, the cost and timing of establishing additional sales, marketing and distribution capabilities, the ongoing cost of research and development activities, the cost and timing of regulatory clearances and approvals, the effect of competing technology and market developments, the nature and timing of companion diagnostic development collaborations we may establish and the extent to which we acquire or invest in businesses, products and technologies.

Additional capital may not be available at such times or in amounts needed by us. Even if sufficient capital is available to us, it might be available only on unfavorable terms. If we are unable to raise additional capital in the future when required and in sufficient amounts or on terms acceptable to us, we may have to delay, scale back or discontinue one or more product development programs, curtail our commercialization activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop or commercialize independently, cease operations altogether, pursue an acquisition of our company at a price that may result in a significant loss on investment to our stockholders, file for bankruptcy, seek other protection from creditors, or liquidate all of our assets. In addition, if we default under our SVB Term Loan agreement, including as a result of a “material adverse change,” our lender could foreclose on our assets. The definition of “material adverse change” is broad and includes a material impairment in the value of the collateral securing the SVB Term Loan, a material adverse change in our business, operations, or condition (financial or otherwise), and a material impairment of the prospect of repayment of any portion of the SVB Term Loan.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•
There is substantial doubt about our ability to continue as a going concern. We will need to raise additional capital to fund our operations in the future. If we are unsuccessful in attracting new capital, we may not be able to continue operations or may be forced to sell assets to do so. Alternatively, capital may not be available to us on favorable terms, or at all. If available, financing terms may lead to significant dilution of our stockholders’ equity.
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

Risks Related to our Business and Strategy

There is substantial doubt about our ability to continue as a going concern. We will need to raise additional capital to fund our operations in the future. If we are unsuccessful in attracting new capital, we may not be able to continue operations or may be forced to sell assets to do so. Alternatively, capital may not be available to us on favorable terms, or if at all. If available, financing terms may lead to significant dilution of our stockholders’ equity.*

We are not profitable and have had negative cash flow from operations since our inception. To fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings and revenue generated from the sale of our HTG EdgeSeq platform, proprietary consumables, related services and collaborative development service arrangements with biopharmaceutical company customers. We currently expect that our existing resources will only be sufficient to fund our planned operations and expenditures through January 2023. In addition, potentially changing circumstances, including those related to COVID-19 and inflation, may also result in the depletion of our capital resources more rapidly than we currently anticipate. These circumstances raise substantial doubt about our ability to continue as a going concern. We will need to obtain additional funds to finance our operations. Additional capital may not be available at such times or amounts as needed by us. Historically we have financed our business in part by access to the capital markets. However, the current volatility in the equity markets, coupled with the trading price of our common stock and the limited number of our authorized and available shares of common stock, create additional challenges to raising a sufficient amount of capital through an equity financing in the near term. Even if capital is available, it might be available only on unfavorable terms. Any additional equity or convertible debt financing into which we enter could be dilutive to our existing stockholders. Any future debt financing into which we enter may impose covenants upon us that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, we may need to relinquish rights to our technologies or our products or grant licenses on terms that are not favorable to us. If access to sufficient capital is not available as and when needed, our business will be materially impaired, and we may be required to cease operations, curtail one or more product development or commercialization programs, or significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all of our assets. Any of these factors could harm our operating results.

Payments under the instruments governing our indebtedness may reduce our working capital. In addition, a default under our SVB Term Loan could cause a material adverse effect on our financial position.*

Pursuant to the terms of the NuvoGen obligation, we have paid NuvoGen $11.0 million, and are required to annually pay NuvoGen the greater of $400,000 or 6% of our yearly revenue until the total aggregate cash compensation paid to NuvoGen under the agreement equals $15.0 million. Payments to NuvoGen will result in a reduction in our working capital as we continue to make payments on this obligation.

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

These restrictions could inhibit our ability to pursue our business strategies. If we default under our obligations under the SVB Term Loan, including as a result of a “material adverse change,” the lender could proceed against the collateral granted to them to secure our indebtedness or declare all obligation under the SVB Term Loan to be due and payable. The definition of “material adverse change” is broad and includes a material impairment in the value of the collateral securing the SVB Term Loan, a material adverse change in our business, operations, or condition (financial or otherwise), and a material impairment of the prospect of repayment of any portion of the SVB Term Loan. Moreover, the determination by the lender as to whether a “material adverse change” has occurred is not within our control. In certain circumstances, procedures by the lender could result in a loss by us of all of our equipment and inventory, which are included in the collateral granted to the lender. Our intellectual property is not included in the collateral granted to the lender but is subject to a negative pledge. In addition, upon any distribution of assets pursuant to any liquidation, insolvency, dissolution, reorganization or similar proceeding, the holders of secured indebtedness will be entitled to receive payment in full from the proceeds of the collateral securing our secured indebtedness before the holders of other indebtedness or our common stock will be entitled to receive any distribution with respect thereto.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.*

The global economy, including credit and financial markets particularly in the emerging biotech sector, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, record inflation and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the current Russia-Ukraine conflict has created extreme volatility in the global capital markets and has disrupted the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.

We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.*

We have incurred losses since our inception and expect to incur losses in the future. We incurred net losses of $4.5 million and $16.9 million for the three and nine months ended September 30, 2022, respectively, compared with net losses of $4.5 million and $12.0 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $225.2 million. We expect that our losses will continue for the foreseeable future as we will be required to invest significant additional funds to support product development, including development of new proprietary HTG EdgeSeq panels and products, the commercialization of our HTG EdgeSeq platform and proprietary consumables and advancement of our HTG Therapeutics business unit. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products and services, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

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

Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, one customer accounted for 13% of our revenue for the nine months ended September 30, 2022. The four largest customers accounted for 13%, 12%, 11% and 10% of our accounts receivable balance as of September 30, 2022. If orders from our top customers are discontinued and we are unable to establish new projects or continue to expand our customer base, our revenue in future periods may materially decrease. In addition, we experienced a significant slowing of product and product-related services revenue generation beginning in March 2020 as a result of COVID-19. This period of reduced revenue continued through the remainder of 2020, 2021 and is continuing into 2022 due to disruptions to our customers’ businesses as a result of the pandemic. The extent of this impact on our ongoing business is likely to vary from customer to customer depending upon how they are directly or indirectly impacted by local stay-at-home orders and other social distancing measures, priorities for the customers when the immediate impacts of the pandemic have passed, and the workforce and supplier impacts that each customer has experienced during the pandemic. Fluctuations in our operating results may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described under the caption “Risk Factors – Risks Related to Our Business and Strategy” of this report. In addition, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. Our products involve a significant capital commitment from our customers or may depend on customer studies that have variable or indefinite timelines and accordingly, involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of investors or securities analysts, our stock price may be adversely affected.

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

The development of future products is dependent on new methods and/or technologies that we may not be successful in developing.*

We commercially launched our HTG Transcriptome Panel in August 2021. Although we believe that the HTG Transcriptome Panel will be a foundational product for RUO profiling, future companion diagnostics and potential proprietary diagnostic products, and will allow us to further expand our product offerings outside of oncology and autoimmune and into additional markets such as transplant and diabetes, we have only recently initiated commercial sales of this panel and it may not have the commercial success that we anticipate or hope for, or that it will allow us to expand our product offerings. In July 2021, we formed a new drug discovery business unit, HTG Therapeutics, which uses our HTG Transcriptome Panel and transcriptomic profiling technology to profile RNA modifications, and we expect that, by leveraging these profiling technologies earlier in the drug discovery process, HTG Therapeutics will generate lead compounds faster, and with potentially more favorable efficacy and toxicity profiles. However, there can be no assurance that HTG Therapeutics will be able to accomplish these goals or will otherwise be successful. In addition, we have built a machine learning-based chemical library design platform, which is expected to better predict the binding properties of a drug candidate to its target. If we are unsuccessful at developing this full machine learning-based chemical library design platform, or it, HTG Therapeutics or our HTG Transcriptome Panel do not provide the benefits that we anticipate, our future revenue opportunities will be limited.

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

Our HTG Therapeutics business strategy may require significant investments in working capital and may not generate any revenue.*

In July 2021, we formed a new drug discovery business unit, HTG Therapeutics. This business unit uses our HTG Transcriptome Panel and our transcriptomic profiling technology evolved from our original HTG EdgeSeq technology, HTG EpiEdgeSeq, to profile RNA modifications. By leveraging these profiling technologies earlier in the drug discovery process, our objective is for HTG Therapeutics to generate lead compounds faster, and with potentially more favorable efficacy and toxicity profiles, with the ultimate goal of generating interest from pharmaceutical companies that results in research or licensing collaborations for, or acquisitions of, these compounds. However, while we have hired experienced employees and added drug development depth to our Board of Directors, as a company we have no prior experience with drug discovery and development and may not be successful in this endeavor. Moreover, drug discovery and development is expensive and will require investments in working capital by us that may be significant. Even if we are successful in partnering for one or more early-stage drug discovery programs with a pharmaceutical company, we will need to expend potentially significant capital resources on these programs prior to any such partnering, and potentially after, and there can be no assurance that we will generate meaningful revenue from these programs. We will need to raise additional funds in order to finance the implementation of our HTG Therapeutics business strategy, which could dilute our current investors or could impact our ability to continue our operations in the future.

We expect to generate a portion of our revenue internationally and are subject to various risks relating to our international activities, which could adversely affect our operating results.*

For the three and nine months ended September 30, 2022, approximately 36% and 33% of our revenue was generated from sales originated by customers located outside of the United States, respectively, compared with 24% and 30% for the three and nine months ended September 30, 2021, respectively. We expect that a percentage of our future revenue will continue to come from international sources, and we expect to expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, foreign liability, employee benefits liability, property, automobile, umbrella, workers’ compensation, crime (including cybercrime), fiduciary, products liability, pollution, errors and omissions and directors and officers insurance. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

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

If we are unable to continue to satisfy the applicable continued listing requirements of Nasdaq, our common stock could be delisted.*

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “HTGM.” In order to maintain this listing, we must continue to satisfy minimum financial and other continued listing requirements and standards. There can be no assurance that we will be able to continue to comply with the applicable listing standards. On June 3, 2022, we received a letter from

Nasdaq informing us that we were not in compliance with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2), which requires that companies listed on The Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share. Subsequently, the closing bid price of our common stock was at or above $1.00 for 10 consecutive trading days, which resulted in us regaining compliance with the minimum bid price requirement. On September 30, 2022, we received another letter from Nasdaq informing us that we are not in compliance with the minimum bid price requirement. We are currently pursuing stockholder approval of a reverse stock split at a special meeting of stockholders to be held on November 29, 2022. However, there can be no assurance that our stockholders will approve a reverse stock split or that we will otherwise be able to regain compliance with the $1.00 minimum closing bid price requirement or maintain compliance with the other continued listing requirements of the Nasdaq Capital Market.

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

3.3

Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 21, 2022).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 12, 2015).

3.5	Amendment to Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 18, 2022).

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

4.2	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on March 25, 2021).

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

10.2	Second Amendment to Loan and Security Agreement, dated September 8, 2022, by and between Silicon Valley Bank and the Company

10.3+

Purchase Agreement, dated October 21, 2022, by and between HTG Molecular Diagnostics, Inc. and the purchaser named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 21, 2022).

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

+ Indicates management contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HTG Molecular Diagnostics, Inc.

Date: November 10, 2022	By:	/s/ John L. Lubniewski
John L. Lubniewski
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Laura L. Godlewski
Laura L. Godlewski
Senior Vice President of Finance and Administration (Principal Accounting Officer)