Form 10-K
period 2022-12-31
HTG MOLECULAR DIAGNOSTICS, INC
filed 2023-03-30
CIK 1169987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

i

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Capital Market on June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter), was $11,333,475.

The number of shares of Registrant’s Common Stock outstanding as of March 15, 2023 was 2,214,155.

ii

iii

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
•
the impact that a resurgence of COVID-19 or another health epidemic or pandemic may have on our business;
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

•
There is substantial doubt about our ability to continue as a going concern. We will need to raise additional capital to fund our operations in the future. If we are unsuccessful in attracting new capital, we may be forced to delay, reduce or eliminate at least some of our product development programs or business development plans, may not be able to continue operations or may be forced to sell assets to do so. Alternatively, capital may not be available to us on favorable terms, or if at all. If available, financing terms may lead to significant dilution of our stockholders’ equity.
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
•
Our HTG Therapeutics business strategy is unique, may not lead to successful drug products for various reasons, may require significant investments in working capital and may not generate any revenue.
•
We have a limited history of operations for our preclinical-stage platform-based drug discovery business and no products approved by regulators for commercial sale, which may make it difficult to evaluate our current and future business prospects.
•
As part of our current business model, we intend to seek to enter into strategic collaborations and licensing arrangements with third parties.
•
If we are unable to successfully commercialize our products, our business may be adversely affected.
•
COVID-19 has adversely affected our business and a resurgence of COVID-19 or another health epidemic or pandemic may have an adverse impact on our business in the future.
•
Our business operations might be disrupted or adversely affected by catastrophic events.
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
•
We may not be successful in expanding our customer base and introducing new applications for our profiling business.
•
Our HTG EdgeSeq product portfolio requires the use of NGS instrumentation and reagents and could be adversely affected by actions of third-party NGS product manufacturers over whom we have no control.
•
If we do not achieve, sustain or successfully manage our anticipated growth, our business and growth prospects will be harmed.
•
We expect to generate a portion of our revenue internationally and are subject to various risks relating to our international activities, which could adversely affect our operating results.
•
If the utility of our HTG EdgeSeq platform, proprietary profiling panels, services and solutions in development is not supported by studies published in peer-reviewed medical publications, the rate of adoption of our current and future products and the rate of reimbursement of our future products by third-party payors may be negatively affected.

•
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

Item 1. Business.

Overview

We are focused on advancing precision medicine and drug discovery through our innovative transcriptome-wide profiling and advanced drug discovery platform technologies. Building on more than a decade of pioneering innovation, our proprietary next-generation HTG EdgeSeq technology is the basis for our tech-driven hybrid business model allowing our RNA molecular profiling applications to be more effective, efficient and relevant and also serving as a key component of the engine behind our platform-based drug discovery process. Central to our business strategy is our drug discovery engine, which uses our captive transcriptomic profiling capabilities combined with a proprietary medicinal chemistry machine learning platform to render an artificial intelligence ("AI") -driven drug candidate optimization platform. We are using this platform to innovate drug discovery with the goal of building best-in-class molecules for known pharmacologic targets across multiple disease areas, better, faster and in a more cost-effective manner.

The training data sets for our machine learning platform utilize our own primary data generated specifically for this purpose. This high quality, standardized data provides a clear advantage over other platform approaches which are typically dependent upon publicly available data. The medicinal chemistry portion of our platform allows for rapid design and in silico evaluation of large chemical libraries in order to prioritize and select compounds for synthesis and advancement into early testing. These data are then integrated and processed into an iterative loop using a series of proprietary machine learning algorithms prior to further advancing the molecules to more traditional drug discovery studies. We expect that this will allow for rapid identification, selection and optimization of drug candidates for entrance into development. Further, we believe that our ability to rapidly iterate between primary data and computational analyses gives us valuable information and insights for candidate molecule design and selection.

To date, we have used our transcriptome-informed drug discovery engine to develop an early pipeline of drug candidate molecules for two known pharmacologic targets, both of which can target several potential therapeutic indications, but with a current focus on oncology and neurodegenerative diseases. We believe that our technology provides a differentiated and potentially disruptive approach to drug discovery, that may allow ourselves and our partners to potentially improve upon key attrition factors, namely efficacy and toxicity, early in the discovery process, thereby allowing for better chances for candidate success when entering development.

Our business strategy is to build our drug discovery pipeline in order to out-license certain drug candidates and carry other candidates into preclinical and early development ourselves. In addition, we would expect to retain and potentially capitalize upon clinical diagnostics ("CDx") rights through the clinical development and commercialization of these assets where appropriate.

We also operate a profiling business in life science tools. Our profiling product and service solutions enable targeted RNA profiling using a small amount of biological sample, in liquid or solid forms. Our menu of HTG EdgeSeq assays, including our HTG Transcriptome Panel ("HTP"), which has been designed to measure approximately 20,000 mRNA targets using our HTG EdgeSeq technology, is automated on our HTG EdgeSeq system, which applies NGS tools, enabling the generation of gene expression data in a timely manner utilizing our simplified workflow. We seek to leverage key business drivers in molecular profiling for biomarker analysis and diagnostics, including the acceleration of precision medicine, the migration of molecular testing to NGS-based applications, the movement to smaller and less invasive biopsies, the need for greater diagnostic sensitivity, the need to conform to challenging healthcare economics and the need for automation and an easily deployable workflow, including simplified bioinformatics. These capabilities enable customers to extend the use of limited biological samples for retrospective or prospective analysis, gaining further understanding of the molecular drivers of disease with the goal of developing biomarker-driven targeted therapies.

Our existing products include instruments, consumables and software that, as an integrated platform, automate sample processing and can quickly, robustly and simultaneously profile hundreds, thousands or tens of thousands of molecular targets from samples which are a fraction of the size required by many prevailing technologies. Customers can access our technology by purchasing our HTG EdgeSeq system and assays for their internal use or through our Tucson, Arizona-based VERI/O service laboratory, including molecular profiling of cohorts and development of custom research use only ("RUO") panels to support early-stage clinical programs and investigational-use-only assays for clinical trials. However, with the release of our HTP, revenue from our RUO assay design services is expected to be lower than historical levels, as our RUO assay design services revenue is replaced by HTP consumables purchases and sample processing laboratory services using our HTP. Our product and service solutions have enabled us to access a number of early-stage biomarker discovery programs. We believe this approach will enable new opportunities collaborating with biopharmaceutical companies in their future drug development programs.

Our Strategy

Our objective is to establish our transcriptome-informed drug discovery process as the preferred methodology for small molecule drug discovery and our HTG EdgeSeq technology as the standard in profiling and CDx development.

The key components of our strategy are:

•
Leverage our existing capabilities in transcriptomic profiling, machine learning chemical library design and AI-driven drug candidate optimization to build a portfolio of best-in-class small molecule drug candidates for known targets. We are focused on improving the existing drug discovery process by using our proprietary technologies. We intend to use our transcriptomic profiling technologies, integrated with a machine learning-based chemical library design platform, to better-inform the design and selection of drug candidate molecules, resulting in candidates that are expected to have lower risk profiles and increased opportunities for development success. We believe that, in addition to being a better way to develop drug candidates, this approach will be faster and less expensive than traditional approaches. We plan to use models to identify drug candidates that may either be out-licensed to drug development partners at early stages of development or potentially retained internally for progression into later stages of development, in an effort to further increase the value of the assets prior to licensing or partnering.
•
Leverage our existing transcriptome-based drug candidate optimization capabilities to partner with other biopharma companies. The same advantages that we intend to bring to our own discovery efforts would also benefit other biopharma companies. In disease areas or indications outside our primary targets, we intend to partner our proprietary transcriptome-informed platform technology to expand our drug discovery opportunity through collaborations that may provide non-dilutive capital.
•
Re-establish companion diagnostic collaborations with biopharmaceutical companies potentially informed by HTG Therapeutics efforts in the future. Collaborations with biopharmaceutical companies with late-stage drug development programs have the potential to create additional companion diagnostic consumables revenue. We believe our historical experience with these collaborative arrangements coupled with our plans to improve upon the existing drug discovery processes through HTG Therapeutics can inform and drive future collaborative development programs with drug candidate molecules that are intrinsically lower risk and have a greater potential for success in development than those involved in our past collaborative development services agreements.
•
Expand our position in translational medicine with our RUO molecular profiling products. We believe the market for gene expression analysis for translational medicine is large and growing. We have built targeted panels in oncology, immuno-oncology, immune response and microRNA that enable scientists to observe gene expression patterns to identify molecular subtypes, study key pathways and discover and validate biomarker hypotheses to help drive precision medicine. In 2020, we expanded the utility of these panels by adding new applications to interrogate the tumor micro-environment, such as tumor inflammation and immunophenotyping signatures in our HTG EdgeSeq Reveal software. In 2021, we further expanded our product offerings and capabilities with the release of our HTP, allowing customers to measure approximately 20,000 mRNA targets from the human transcriptome. Our HTP enables faster gene expression analysis of the transcriptome using significantly less sample input and allows for profiling of lower quality samples as compared to conventional testing methods. We believe this product may facilitate the expansion of our target customer base outside of oncology and autoimmune and into markets such as diabetes, cardiology and neurology.
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

Our Market Opportunities

Drug Discovery for the Biopharmaceutical Sector

The transitional drug discovery and development process is characterized by substantial financial risks for development programs that often fail to reach patients as marketed products. Historically, it has taken over ten years and average capitalized research and development costs of over $2.0 billion per approved medicine to move a drug discovery project from early discovery to an approved therapeutic. Such productivity outcomes have culminated in an expected industry success rate of 8% to 14% from discovery to commercialization, yielding a rapidly declining internal rate of return for the industry from approximately 10% in 2010 to 2.5% in 2020.

These trends create an environment that is ripe for technological innovation. Traditional drug discovery relies on basic research discoveries from the scientific community for disease-relevant pathways and targets to interrogate. Frequently, drug developers are left to make decisions on potential candidates without fully understanding the incredible complexity of systems biology. Despite decades of accumulated knowledge, the result is that drug discovery has unintentionally become almost artisanal, with little informative biological data available to those in the industry.

In an attempt to address these issues, the biopharmaceutical sector has increasingly relied on the “open science” model whereby companies pursue a diverse set of strategies leveraging internal research and development efforts as well as turning to external research and development, scientific collaborations and in-licensing opportunities to advance new drug discoveries, meet currently unmet needs and help more patients. Fully integrated pharmaceutical companies have evolved to use open science as a ground to supplement their internal pipeline efforts with new drug candidates and/or new emerging technologies. It is not uncommon among the fully integrated companies to have strategic goals where half of the pipeline is from internal efforts whereas the remaining half is populated through assets that are either in-licensed, partnered or acquired through strategic acquisitions. Some fully integrated pharmaceutical companies rely solely on external science and innovation.

We believe that our approach of utilizing our established RNA profiling capabilities, integrated into a drug discovery platform with advanced medicinal chemistry technologies, will result in more well-informed molecule design and selection and potentially provide multiple revenue opportunities. These revenue opportunities may include collaboration or licensing arrangements for any small molecule drug candidates we generate, either at early- or mid-stage development, potentially out-licensing our technology to pharmaceutical companies to enable them to implement our advanced drug discovery approach into their own internal discovery efforts and developing new companion diagnostic assays to support the related clinical development programs for those molecules.

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

Therapy Driven Diagnostics - Companion Diagnostics

The World Health Organization estimates that cancer will lead to the deaths of approximately 17 million people per year by 2030. As a result, biopharmaceutical companies are aggressively deploying biomarker driven strategies to improve the response rates to drugs, including existing drugs, new drugs and combination therapies. These companies are looking for technology solutions that can more effectively identify the biological root causes of disease and aid the discovery of biomarkers to better develop and target drugs to the correct patients. The companion diagnostic market is currently estimated at $2.6 billion and growing approximately 20% annually. We believe that the acceleration of investment into immunotherapy drugs will also be a catalyst for future companion diagnostics for combination therapies where RNA gene expression classification is expected to be important.

When a molecular biomarker panel is used for selection of patients in a Phase 2 or Phase 3 clinical trial to demonstrate safety and efficacy of a new drug, the drug and biomarker test are often submitted to the applicable regulatory agency for approval together. In the United States, upon U.S. Food and Drug Administration (“FDA”) approval or clearance of the CDx test, the patient must be tested with the CDx test prior to being treated with the drug. Companion diagnostic tests have a clear clinical utility that generally supports favorable reimbursement decisions. We believe there are currently approximately 3,100 oncology clinical trials, approximately 24% of which are interrogating RNA. This percentage has more than doubled since 2014, and we believe this percentage will approach 50% by 2025.

Our Technology

HTG has assembled a portfolio of technology platforms to provide highly differentiated capabilities to serve our two business areas. These technologies are as follows and are described in further detail below:

•
HTG EdgeSeq profiling technology provides robust whole transcriptome gene expression analysis with high plex and sensitivity;
•
HTG EdgeSeq instrumentation to automate our HTG EdgeSeq chemistry, enabling high volume sample processing and improved reproducibility;
•
Advanced machine learning-driven medicinal chemistry platform for rapid construction of libraries to known targets; and
•
AI-driven medicinal chemistry platform to iterate chemical structures to transcriptomic data to optimize drug candidate design and selection.

Platform Technology for Drug Discovery

HTG EdgeSeq Profiling Technology

Our HTG EdgeSeq profiling technology measures RNA using DNA nuclease protection probes ("DNA protection probes"). These DNA protection probes include a target-specific region flanked by universal wing sequences and are hybridized in solution to their target RNAs. Target RNA can be both soluble and cross-linked in the biological matrix. Universal DNA wingmen are hybridized to the wings to prevent S1 nuclease digestion. S1 nuclease is added to remove single-stranded nucleic acids, including unhybridized DNA protection probes and RNA. Following S1 nuclease treatment, the only remaining DNA protection probes in the reaction are those hybridized to targeted RNA and wingmen to form a hybridized heteroduplex. This produces an approximately 1:1 ratio of DNA protection probes to the RNA targeted in the sample. DNA protection probes are labeled with sequencing adaptors and molecular barcodes in a PCR reaction. The labeled DNA protection probes are cleaned up, quantified, pooled, and ready for sequencing using standard NGS protocols. Data from the NGS instrument is processed and reported by the parser software provided with the HTG EdgeSeq platform.

Key Advantages of our HTG EdgeSeq Profiling Technology

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

The HTG EdgeSeq platform consists of a processor (shown above), a host computer and integrated software. The processor is a fully automated instrument that prepares biological samples for quantitation using proprietary, electronically barcoded, single-use consumables. The instrument has barcode scanner units to process the two-dimensional barcodes printed on the consumables loaded into the instrument. The barcoded consumables are single-use to reduce operator errors, eliminate cross-contamination and provide chain of custody traceability for the samples. The robotic liquid handling within the instrument is engineered for reliable performance and low maintenance. The walking path of the robot is programmed to minimize any chance of contamination of the reagents or samples. One host computer supports up to six processors allowing laboratories to easily expand their capacity by adding processors.

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

Our Drug Discovery Engine

Currently, approximately 90% of drugs fail in clinical development due to insufficient efficacy and/or safety issues and, in many instances, these issues are not revealed until considerable time has passed and tens or even hundreds of millions of dollars have been spent in the discovery and development stages of these programs. Through key learnings from our prior collaborative development services experiences, we have designed a new approach to drug discovery that leverages the benefits of our HTP and epitranscriptomic profiling technologies in RNA profiling, sequencing and other scientific applications, including drug discovery and development. We believe the competitive advantages provided by our technology, compared with other profiling technologies, are the ability to process smaller sample volumes of multiple sample types with faster turnaround times and a simplified workflow.

In June 2021, we announced the formation of HTG Therapeutics, with the addition of several highly experienced drug development professionals to our leadership team. Throughout 2021, we strengthened our HTG EdgeSeq technology platform and added new profiling capabilities, including epitranscriptomic profiling, which currently provides the capability to generate over 40,000 biological data points from each experimental sample. By leveraging these profiling technologies in the drug discovery process, integrated with an advanced AI and machine learning-based medicinal chemistry approach, we have established a novel transcriptome-informed small molecule discovery engine at the core of our HTG Therapeutics business unit which we believe will generate drug candidate molecules that are intrinsically lower risk and will have greater potential for clinical development success when compared to currently existing early-stage drug discovery methods in the biopharmaceutical industry. We further expect that this approach to small molecule discovery can be applied agnostically across therapeutic areas and is scalable and flexible, allowing us to adapt our strategic and therapeutic focus rapidly as new information emerges on the pathogenesis of diseases.

We believe that our approach will potentially provide multiple revenue opportunities, including collaboration or out-licensing arrangements for small molecule drug candidates we generate from as early as lead optimization through early preclinical development, the out-licensing of our technology to pharmaceutical companies to enable them to implement our advanced drug discovery approach into their own internal discovery efforts, and potentially new companion diagnostic opportunities to support the related clinical development programs for molecules that are brought forward through this novel discovery approach.

In the first half of 2022, we released a series of white papers after demonstrating the utility of our proprietary technologies as a key component of our novel transcriptome-informed drug discovery and design approach and applying the approach to our initial therapeutic target. As anticipated, the results of our studies summarized in these white papers supported our approach and its ability to reveal indication-specific effects and potential undesirable effects in our first target through analysis of transcriptomic profiles from compound-treated human cell line test systems.

Throughout the second half of 2022, we continued to work to strengthen our drug discovery core platform technology, including advancing the machine learning component of our platform with the refinement of key proprietary algorithms while continuing to generate our own internal data supporting training sets. In addition, we made capital investments to establish internal cell culture capabilities to support the expansion of our cell-based test system models. Our medicinal chemistry effort has produced a series of chemical libraries for our first target, and our most advanced library for this target has entered preclinical characterization, with a series of data generated including early efficacy in two different disease states.

As a result of the progress made throughout 2022, we filed a patent application in December 2022, which included claims directed toward specific compounds, pharmaceutical compositions and methods of treating or preventing disease by administration of the compounds. Our initial therapeutic pipeline is focused on oncology and degenerative neuroscience, emphasizing pharmacologic targets with understood roles in the progression of diseases in these areas.

The most advanced discovery program in oncology is a small molecule program for treatment of liquid tumors. We expect to continue lead optimization of this program through the end of the first quarter of 2023, with advancement to support entry into preclinical development later in the year. HTG Therapeutics has a second oncology directed small molecule program for the treatment of a solid tumor type that is nearing completion in the hit-to-lead discovery phase, with lead optimization efforts planned through the second quarter of 2023 and subsequent preparation for potential preclinical development expected by the end of 2023. In our neuroscience pipeline, we have completed early discovery stage efforts and chemical library generation for candidate small molecules for application to neurodegenerative conditions which are expected to enter the hit-to-lead phase in the second half of 2023.

We expect to initiate several early discovery-stage programs evaluating small molecule candidates against a variety of different cancers, from which we plan to select candidates for additional indications to continually expand our drug discovery pipeline. As additional candidates are identified, we may choose to retain certain candidates internally to be advanced through early development, with the intention to increase the value of these pipeline assets before moving to license or partner for further development. In parallel to these therapy-area specific programs, we continue to enrich the proprietary dataset that supports our transcriptome-informed drug discovery platform and to evolve and refine the complementary AI and machine learning portions of our drug discovery engine throughout these discovery processes. Finally, we would expect to maintain the exclusive rights and the opportunity to solely develop new CDx assays relating to these drug candidates as they move through the increasingly advanced stages of development with our future collaboration partners, further growing our existing gene expression profiling business.

Our Competitive Advantages

We believe that our proprietary technologies provide us with a number of competitive advantages that set us apart from others in our industry and that will continue to drive new customers toward our solutions.

In drug discovery, we intend to use our captive transcriptomic profiling capabilities combined with our captive medicinal chemistry capabilities to create an AI driven drug candidate optimization process. Differentiation begins with our profiling capability. Our HTG EdgeSeq technology uses very little sample, has a high sample pass rate and high sensitivity, uses an automated workflow and produces high quality data in under three days for hundreds of samples at a time. This enables us to use high quality primary transcriptomic data as an input to analyze the biological response of cells to individual molecules in candidate chemical libraries. We believe competing profiling technologies are not as robust, are more variable and take significantly longer to generate data.

A further point of differentiation is our chemistry platform. A combination of cheminformatics, molecular docking and machine learning algorithms allow for building and refinement of compound libraries in silico, rapidly generating highly focused compound libraries for specific targets. These small molecule-focused libraries are screened using traditional methods and via molecular profiling, allowing for rapid feedback into the compound design system for optimization of lead compounds. All compound molecules, along with their attendant data, are added to HTG's proprietary compound library.

The key element of our drug discovery engine is a machine learning ‘conversation’ between several data sources, including our proprietary transcriptomic data and the chemical structures of the compound used to generate the data. Additional data sources include pre-trained data from multiple databases for RNA and protein biology, pathway analysis, compound properties and compound structures. Data that we are generating are continually being added and experimental data from our compound libraries will be used in an effort to optimize the design and selection of potential drug candidates for considerations based on transcriptomic indicators related to efficacy and safety. Our drug discovery engine is designed and built to be a modular and highly scalable set of machine learning algorithms, with the flexibility to incorporate cutting-edge techniques in this rapidly-changing area.

In molecular profiling, our products and services are designed to work with many different biological sample types, can generate robust results from very small samples, and obviate the need for many of the sample-preparation steps associated with traditional molecular techniques. Our platform and assays enable the simultaneous detection and quantitation of tens, hundreds or thousands of molecular targets and are capable of profiling multiple parameters such as RNA expression levels, RNA-expressed gene fusions and RNA modifications in a single testing workflow that can use NGS detection for quantitative measurement.

We believe we are well positioned with the following key product benefits:

•
Optimize sample utilization. Our platform can analyze several thousand genes from extremely small sample volumes such as a single five-micron section of tissue or 15 microliters of plasma or serum. With the launch of our transcriptome panel, the analysis plex increases 10 times, while maintaining minimal sample input requirements. Our technology allows customers to do more with less, which meets the needs of clinical or pre-clinical laboratories where there is often not enough patient sample to do all the testing desired. We believe providing customers the ability to work with extremely small sample volumes will be a driver of adoption of our technology and systems.
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
•
Robust data. Molecular profiling produces large amounts of information that is used, among other things, to make important decisions, such as identifying potential drug targets or selecting a patient for a therapeutic treatment. This information is valuable only to the extent it accurately represents the true biology of the test sample and can be replicated under many different conditions. Our chemistry is highly specific and sensitive, meaning it can detect the right target even when very little is present in the sample. Our system produces consistent results on a replicate-to-replicate, day-to-day and instrument-to-instrument basis.
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
•
Simplified bioinformatics. Our HTG EdgeSeq Reveal software provides data in a simple and easy to use format through a simple graphical user interface that is flexible for researchers and can be used to deliver patient reports. The HTG EdgeSeq parser software, which processes the data generated from the NGS platform, is modular so that new panels can be added without changes to the underlying software or hardware. We believe the simplicity of our bioinformatics solution will help drive the adoption of our platform.

Revenue and Commercialization of our Products

Commercialization of our Drug Discovery Assets

We have recently begun partnering conversations regarding our drug discovery assets. These portfolio discussions are being addressed in two ways. First, we will seek to identify biopharmaceutical companies who want to partner with us to further develop individual drug candidates. These partnerships could be molecule, target or indication specific, or a combination of all three. We expect to have drug candidates for the first two indications available for potential partnership opportunities in 2023.

Second, we expect to begin partnering conversations with biopharmaceutical companies around the potential licensing of our drug discovery technology. These partnerships could use all of the platform technologies or only certain elements. We expect the supporting data associated with our discovery efforts to serve as tangible and objective proof of our ability to develop differentiated molecules, which would further enable partnership discussions.

Revenue and Commercialization of our Profiling Products

We currently market proprietary molecular profiling panels targeting early and late-stage drug development programs with potential breakthrough therapies. We market these panels to biopharmaceutical companies, with which we may collaborate in biomarker development programs. We believe these programs could facilitate our commercialization of companion diagnostic tests. In addition, our panels are used in pre-clinical and clinical research areas, which we believe will facilitate our commercialization of diagnostic tests, including tumor classifiers and prognostic tests.

Our product and product-related services revenue is generated primarily through the sale of our profiling instruments and consumables and sample processing services to biopharmaceutical companies, academic research centers and molecular testing laboratories.

Customers can purchase our HTG EdgeSeq instrument and related consumables, which consist primarily of our proprietary molecular profiling panels and other assay components. We currently market a number of proprietary profiling panels including, but not limited to, the following panels which profile the full human mRNA and miRNA transcripts, respectively:

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

Research and Development

We are committed to the continued evolution of our HTG technology platforms, including our transcriptomic profiling, machine learning chemistry and our AI drug discovery technology. We have assembled an experienced research and development team with the scientific, drug design and development, engineering and software development experience that we believe is necessary to successfully grow our business and allow us to reach our strategic objectives.

For the year ended December 31, 2022, the largest portion of our research and development efforts were focused on achievement of our drug discovery milestones. We expect to continue to invest in this area as we expand our pipeline and take candidates into development. Upon commercial release of our HTP in August 2021, primary focus of development efforts related to our profiling business has shifted from development of new products to expansion of sample types and improvement of processes associated with our existing product portfolio. As of December 31, 2022, our research and development team consisted of 15 employees across the disciplines of research and development, platform development and chemistry, therapeutics and bioinformatics, of which 10 held PhDs.

Sales and Marketing

We distribute our instruments and consumables via direct sales in the United States and Europe and through distributors in parts of Europe and other countries.

As of December 31, 2022, our U.S. sales and marketing organization consisted of seven employees including three in direct sales or sales management, two in sales support and two in marketing. In addition to our U.S. sales team, as of December 31, 2022, we had six direct sales and support employees in Europe and distribution agreements in several additional countries. This sales model provides us with direct sales coverage in Austria, Belgium, France, Germany, Luxembourg, the Netherlands, the United Kingdom and Switzerland, with distributors in Bulgaria, Croatia, Czech Republic, Denmark, Estonia, Finland, Hungary, Ireland, Israel, Italy, Kosovo, Leetonia, Lithuania, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, Spain and Sweden.

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

We expect that our drug discovery assets will be monetized through internal and third-party corporate development resources, and expect initial partnering conversations to be primarily in the United States. We will conduct business development activities internally and with third parties with the objective of partnering our assets as they progress through the preclinical and clinical development pathway.

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

We require a wide variety of raw materials, electronic and mechanical components, chemical and biochemical materials and other supplies to manufacture our products. While multiple commercial sources provide the majority of these required components and supplies, we currently rely on a single supplier to manufacture a subcomponent used in our HTG EdgeSeq instrument. As part of our standard supply management process, we continuously monitor material availability, vendor status and supply chain disruptions to identify and mitigate potential risks by expanding material and source alternatives. Although there are a limited number of manufacturers for components of this type, we believe that other suppliers could provide similar products on comparable terms if additional or alternative supply sources should be necessary in the future. In addition, while we attempt to keep our inventory at minimal levels, we closely monitor inventory of this subcomponent and purchase incremental inventory in this area as circumstances warrant to protect our supply chain.

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

Consumables

We manufacture and test our HTG EdgeSeq consumables at our Tucson, Arizona facility. Raw material vendors are selected using precise standards and are reviewed regularly for compliance with our specific quality requirements. We purchase raw material stock in quantities that often exceed projected annual demand in order to take advantage of bulk pricing discounts and manufacturing efficiencies. We produce batches of finished goods approximating quarterly demand and supervise inventory on a minimum/maximum basis to ensure that we are replenishing our finished goods and raw material ahead of demand.

Competition

We have categorized known competition into:

•
In drug discovery, companies such as Accent Therapeutics, Arrakis Therapeutics, Storm Therapeutics and other discovery-stage biotechnology companies are focused on similar therapeutic areas;
•
In profiling, other molecular platform offerings, such as PCR-based technologies, microarrays and next-generation sequencers from companies such as Abbott Molecular, Affymetrix, Inc., Agilent Technologies, Inc., BioRad Laboratories, Invitae, Fluidigm Corporation, Illumina, Inc., Luminex Corporation, NanoString Technologies, Inc., Personal Genome Diagnostics (acquired by Labcorp), entities owned and controlled by QIAGEN N.V., Roche Diagnostics, a division of the Roche Group of companies, and Thermo Fisher Scientific, Inc.;
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

The biopharmaceutical sector is populated with companies advancing new or differentiated approaches to discovery and experimental therapeutics by way of different platform technologies or modalities with intent for application to specific disease areas through focus on pharmacologic targets or through phenotypic approaches. Each approach has inherent scientific risks that are intrinsic to the discovery sciences for molecule selection, as these efforts provide the early pipeline assets that progress into the more established and regulated stages of drug development. We believe that our approach, which is grounded in our exceptional RNA profiling capabilities now being applied to experimental systems used in conjunction with an advanced medicinal chemistry technology, can result in more well-informed design and selection of small molecule drug candidates very early on in the drug discovery process, thereby allowing for greater chances for success of these molecules. As such, we believe our approach differentiates us from the competition as the early risk reduction of small molecule design and selection is at the core of our strategy, with the flexibility for application across multiple therapy areas.

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

Patents and Patent Applications

As of December 31, 2022, our patent portfolio included seven issued U.S. patents, 58 granted foreign patents (variously in Australia, Canada, China, Japan, France, Germany, Italy, Spain, and United Kingdom), and 22 patent applications pending in the United States and foreign jurisdictions. This portfolio is directed to, inter alia, our nuclease-protection-based technologies, other nucleic-acid detection methods, methods for subtyping diffuse large B-cell lymphoma ("DLBCL"), distinguishing indeterminate nevi from melanoma and methods of therapeutics treatments using novel pharmaceutical compounds. Our patent portfolio will help us maintain an exclusive position in key areas of our business, including in the areas of targeted nuclease-protection based sequencing, and drug discovery applications of our technology. In addition, this portfolio may provide out‑licensing opportunities. There were at least 10 granted patents, including one U.S. patent, directed to our novel HTG EdgeSeq product in the portfolio as of December 31, 2022. Our HTG EdgeSeq patents will begin to expire in 2032. Our patent portfolio includes at least four applications and five patents directed towards our direct-target sequencing HTG EdgeSeq methods, at least three applications and eight patents directed towards our methods of subtyping DLBCL, and at least six applications directed towards our methods of detecting DNA and RNA in the same sample.

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

SVB Term Loan

In June 2020, we entered into a Loan and Security Agreement (the "Loan Agreement") for an asset-secured loan in the principal amount of $10.0 million with Silicon Valley Bank (currently named Silicon Valley Bridge Bank, N.A. following the closure of Silicon Valley Bank on March 10, 2023 by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver) ("SVB"), as lender (the "SVB Term Loan"). The proceeds from the SVB Term Loan were fully funded on the June 25, 2020. Our obligations under the SVB Term Loan are secured by a security interest in substantially all of our assets, excluding intellectual property (which is subject to a negative pledge).

The SVB Term Loan bears interest at a floating rate equal to the greater of 2.5% above the Prime Rate (as defined in the Loan Agreement) and 5.75%. Interest on the SVB Term Loan is due and payable monthly in arrears. The SVB Term Loan originally required interest-only payments through June 30, 2021. As a result of achieving an equity milestone defined in the Loan Agreement during the quarter ended June 30, 2021, the interest only period was extended for six months through December 31, 2021. Following the extended interest-only period, the Loan Agreement required equal monthly payments of principal and interest through the maturity date of December 1, 2023.

Prepayments of the remaining SVB Term Loan, in whole or in part, will be subject to early termination fees of 1% and we will be required to pay a final fee premium equal to 8% of the principal amount of the SVB Term Loan upon termination of the Loan Agreement.

The Loan Agreement contains customary affirmative covenants and customary negative covenants limiting our ability and the ability of our subsidiaries, if any, to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions.

In July 2022, the Company entered into an amendment to the SVB Term Loan (the "Term Loan Amendment"). Under the Term Loan Amendment, SVB agreed to remove a financial covenant under the Loan Agreement that had required the Company to maintain a minimum unrestricted cash balance. In exchange for this accommodation, the Company prepaid $2.5 million of outstanding principal under the SVB Term Loan (the "Prepayment"). SVB waived the prepayment fee that otherwise would have applied to the Prepayment. The remaining outstanding principal amount due under the Term Loan will continue to be paid in equal monthly payments of principal and interest through the maturity date of December 31, 2023.

Third-Party Coverage and Reimbursement

Clinical laboratories acquire our instrumentation through a capital purchase, capital lease or reagent purchasing agreement. These laboratories offer their customers a menu of testing services using laboratory-developed tests ("LDTs"), which they may develop using consumables they purchase from us. Our customers generate revenue for these testing services by collecting payments from third-party payors, including public and private payors, as well as patient co-payments. In the United States, claims for Medicare coverage are processed by private Medicare Administrative Contractors (“MACs”) such as Novitas and Cahaba on behalf of the Centers for Medicare & Medicaid Services (“CMS”), and coverage for specific test codes are specified in Local Coverage Determinations (“LCDs”) issued by individual MACs or National Coverage Determinations (“NCDs”) which apply to all MACs. Private payors issue their own coverage determinations that are largely reflective of the CMS LCDs and NCDs. HTG closely monitors trends in coverage through interactions with customers, industry associations such as the College of American Pathologists (“CAP”) and the Association for Molecular Pathology (“AMP”) and industry consultants; these trends are key considerations in our product development plans. In Europe, coverage for molecular diagnostic testing is varied. Countries with statutory health insurance (e.g., Germany, France, the Netherlands) tend to be more progressive in technology adoption with favorable reimbursement for molecular diagnostic testing. In countries such as the United Kingdom with tax-based insurance, adoption and reimbursement for molecular diagnostic testing is not uniform and is influenced by local budgets. Failure by our U.S. and ex-U.S. customers who use our tests to obtain coverage and sufficient reimbursement from healthcare payors or adverse changes in government and private third-party payors’ policies could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

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

On May 26, 2017, the EU released a new regulatory framework, the In Vitro Diagnostic Medical Device Regulation (“IVDR”) which is expected to replace IVDD. Our CE/IVD marked products continued to meet the requirements of IVDD for commercialization in the EU until the requirements of IVDR took effect on May 26, 2022. At this time we do not anticipate moving to the requirements of IVDR for our existing CE/IVD marked products. As such, these products are no longer available other than for research use only.

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
•
the federal Physician Payments Sunshine Act, which requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners) and teaching hospitals as well as information regarding ownership and investment interests held by physicians and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, state laws that require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, state laws that require biotechnology companies to report information on the pricing of certain drug products, state and local laws that require the registration of pharmaceutical sales representatives, and state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, the EU and the United Kingdom have established their own data security and privacy legal framework, including the European General Data Protection Regulation (“EU GDPR”) and the United Kingdom General Data Protection Regulation ("UK GDPR"), which contain provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures intended to bring non-EU or non-UK based companies under the regulation. Over time we may expand our business operations to include additional operations in the EU or UK. With such expansion, we would be subject to increased governmental regulation, including the EU GDPR, in the EU countries in which we operate, and the UK GDPR. In addition, California has enacted the California Consumer Privacy Act (“CCPA”), which provides certain privacy rights for California residents and places increased privacy and security obligations on entities handling personal data of such individuals or households. The CCPA applies to the personal data of California consumers, business representatives and employees, requires covered companies to provide certain disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal data, and allows for a cause of action for certain data breaches. In addition, the California Privacy Rights Act of 2020 ("CPRA") amends the CCPA and expands its requirements, including by adding a new right for individuals to correct their personal data and establishing a new regulatory agency to implement and enforce the law.

Healthcare Reform

There have been and we anticipate that there will be healthcare reform measures that may be adopted in the future that may result in more rigorous coverage criteria and additional downward pressure on the reimbursement for healthcare products and services. For example, the ACA, which substantially changed healthcare financing and delivery by both governmental and private insurers, remains subject to challenge. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. The IRA also includes measures designed to lower the cost of certain pharmaceutical products under the Medicare program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. Congress and the Biden administration are considering various health reform measures. Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives.

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

Human Capital

Our ability to identify and recruit strong candidates into our company and to retain and develop current talent within our organization is a critical factor in our continued growth and performance improvement. We continue to initiate programs to promote our organizational culture and to identify the best possible new talent as the organization grows and new positions are made available. We believe our culture and commitment to our employees result in the attraction and retention of qualified talent, while providing significant value to our company and its stockholders. As of December 31, 2022, we had 53 full-time and one part-time employee, of which 11 are employed in administration, 13 in manufacturing and operations, 15 in research and development, two in regulatory and quality affairs, and 13 in direct sales and marketing. Of these employees, six were located in Europe and all others were located in the United States. We believe that our success will depend, in part, on our ability to attract and retain qualified personnel. We have never experienced a work stoppage due to labor difficulties and believe that our relations with our employees are good. None of our U.S. employees are represented by labor unions. Collective bargaining is established by law in France. We and our French employees have agreed to the terms of the applicable collective bargaining agreements.

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

Risks Related to our Business and Strategy

There is substantial doubt about our ability to continue as a going concern. We will need to raise additional capital to fund our operations in the future. If we are unsuccessful in attracting new capital, we may be forced to delay, reduce or eliminate at least some of our product development programs or business development plans, may not be able to continue operations or may be forced to sell assets to do so. Alternatively, capital may not be available to us on favorable terms, or if at all. If available, financing terms may lead to significant dilution of our stockholders’ equity.

We are not profitable and have had negative cash flow from operations since our inception. To fund our operations and develop and commercialize our products, we have relied primarily on equity and debt financings and revenue generated from the sale of our HTG EdgeSeq products and related services. We currently expect that our existing resources will only be sufficient to fund our planned operations and expenditures until at least July 2023. In addition, potentially changing circumstances may also result in the depletion of our capital resources more rapidly than we currently anticipate. These circumstances raise substantial doubt about our ability to continue as a going concern.

Our efforts to use our transcriptome-based drug discovery engine to deliver new drug candidates in areas of significant unmet medical need are broad, expensive to achieve and will require substantial additional capital in the future. Our existing programs span early and late-stage discovery, with some approaching entrance into preclinical development. We expect our expenses to increase in connection with our ongoing activities as we continue research and development and add to our pipeline that we believe will be an accelerating number of additional programs. Preclinical testing is expensive and can take many years, which may make equity and debt financing more difficult to obtain.

We will need to obtain additional funds to finance our operations. Additional capital may not be available at such times or in amounts needed by us. Historically we have financed our business in part by access to the capital markets. However, the current volatility in the equity markets creates additional challenges to raising a sufficient amount of capital through an equity financing in the near term. Even if capital is available, it might be available only on unfavorable terms. Any additional equity or convertible debt financing into which we enter could be dilutive to our existing stockholders. Any future debt financing into which we enter may impose covenants upon us that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through strategic collaborations, partnerships or licensing arrangements with third parties, we may need to relinquish rights to our technologies, our products or our drug candidates or grant licenses on terms that are not favorable to us. If access to sufficient capital is not available as and when needed, our business will be materially impaired, and we may be required to cease operations, curtail one or more product development or commercialization programs, or significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all of our assets. Any of these factors could harm our operating results.

We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.

We have incurred losses since our inception and expect to incur losses in the future. We incurred net losses of $21.6 million and $17.1 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $229.9 million. We expect that our losses will continue for the foreseeable future as we will be required to invest significant additional funds to support product development, including the commercialization of our HTG EdgeSeq platform and proprietary consumables and advancement of our HTG Therapeutics business unit. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products and services, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

Payments under the instruments governing our indebtedness may reduce our working capital. In addition, a default under our SVB Term Loan could cause a material adverse effect on our financial position.

Pursuant to the terms of the NuvoGen obligation, we have paid NuvoGen $11.1 million, and are required to annually pay NuvoGen the greater of $400,000 or 6% of our yearly revenue until the total aggregate cash compensation paid to NuvoGen under the agreement equals $15.0 million. Payments to NuvoGen will result in a reduction in our working capital as we continue to make payments on this obligation.

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

These restrictions could inhibit our ability to pursue our business strategies. If we default under our obligations under the SVB Term Loan, including as a result of a “material adverse change,” the lender could proceed against the collateral granted to them to secure our indebtedness or declare all obligations under the SVB Term Loan to be due and payable. The definition of “material adverse change” is broad and includes a material impairment in the value of the collateral securing the SVB Term Loan, a material adverse change in our business, operations, or condition (financial or otherwise), and a material impairment of the prospect of repayment of any portion of the SVB Term Loan. Moreover, the determination by the lender as to whether a “material adverse change” has occurred is not within our control. This risk may be exacerbated by the recent closure of SVB. On March 10, 2023, the FDIC took control and was appointed receiver of SVB. The SVB Term Loan remains intact and we will continue to make required payments through the end of the current year, at which time the SVB Term Loan will be repaid in full. However, it is unclear how the current managers of SVB will view the SVB Term Loan from a risk standpoint and what actions they may elect to take under the SVB Term Loan to protect the financial interests of SVB.

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

The global economy, including credit and financial markets particularly in the emerging biotech sector, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, record inflation and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the current Russia-Ukraine conflict has resulted and may result in the future in volatility in the global capital markets and has disrupted the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of bank failures, political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.

Our HTG Therapeutics business strategy is unique, may not lead to successful drug products for various reasons, may require significant investments in working capital and may not generate any revenue.

In July 2021, we formed a new drug discovery business unit, HTG Therapeutics. This business unit uses our HTP and our epitranscriptomic profiling technologies to more thoroughly understand at the cellular level how cells respond to pharmacologic perturbation. By leveraging these profiling technologies earlier in the drug discovery process, our objective is for HTG Therapeutics to generate lead compounds faster, and with potentially more favorable efficacy and toxicity profiles, with the ultimate goal of generating interest from pharmaceutical companies that results in research or licensing collaborations for, or acquisitions of, these compounds. While we have hired experienced employees and added drug development depth to our Board of Directors, as a company we have no prior experience with drug discovery and development and may not be successful in this endeavor. If studying the transcriptomic profile does not prove to be a more insightful approach to understand diseases and the effects of molecules or does not lead to the biological insights for selection and design of drug candidates that we anticipate, our drug discovery platform may not be as useful or may not lead to as successful drug products, or we may have to move to a new business strategy, any of which could have an adverse effect on our reputation and results of operations.

Moreover, drug discovery and development is expensive and will require investments in working capital by us that may be significant. Our current drug candidates are discovery stage and are approaching entrance to preclinical development. Before we or a partner can bring any drug candidate to market, we must, among other things, complete preclinical studies, have the candidate manufactured to appropriate specifications, conduct extensive clinical trials to demonstrate safety and efficacy in humans, prepare regulatory registration packages and ultimately obtain marketing approval from global regulatory authorities, which, based on our early stage, we have not yet demonstrated our ability to do. Even if we are successful in partnering for one or more early-stage drug discovery programs with a pharmaceutical company, we will need to expend potentially significant capital resources on these programs prior to any such partnering, and potentially after, and there can be no assurance that we will generate meaningful revenue from these programs. Preclinical and clinical development are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. A failure of a clinical trial can occur at any stage of testing. The outcome of preclinical development testing and early clinical trials may not be predictive of success in later clinical trials, and interim results of a clinical trial do not necessarily predict final results.

We have a limited history of operations for our preclinical-stage platform-based drug discovery business and no products approved by regulators for commercial sale, which may make it difficult to evaluate our current and future business prospects.

Since the creation of our drug discovery business in July 2021, we have focused substantial efforts and financial resources on building our drug discovery platform and developing our initial target compounds. All of our compounds are in the discovery stages and/or approaching preclinical development. We may never establish an out-licensing or collaboration arrangement for any compounds we develop, or if we do, the terms may not be favorable to us. Until we successfully partner, out-license develop and/or commercialize drug candidates for these targets, which may never occur, we expect to finance our operations through a combination of equity offerings, debt financings and strategic collaborations or similar arrangements. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. For these and other reasons discussed elsewhere in this Risk Factors section, it may be difficult to evaluate our current business and our future prospects.

As part of our current business model, we intend to seek to enter into strategic collaborations and licensing arrangements with third parties.

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

In addition, we intend to seek strategic collaborations, partnerships and licensing arrangements with pharmaceutical and biotechnology companies related to preclinical or clinical development or commercialization to fund expenses associated with development, registration and commercialization of our potential drug candidates. In the near term, the value of our company will depend in part on the number and quality of the collaborations and similar arrangements that we create. Whether we reach a definitive agreement for a collaboration will depend, among other things, on our assessment of the collaborator's resources and expertise, the terms and conditions of the proposed collaboration and the potential collaborator's evaluation of our technologies and capabilities.

We cannot guarantee that we will enter into any additional agreements or collaborations. For example, our life sciences research or biopharmaceutical customers are not obligated to collaborate with us or license technology to us, and they may choose to develop diagnostic products themselves or collaborate with our competitors. Establishing strategic collaborations and licensing arrangements is difficult and time-consuming. Discussions may not lead to development collaborations or licenses on favorable terms, or at all. Potential collaborators or licensors may elect not to work with us based upon their assessment of our financial, regulatory or intellectual property position. To the extent that we enter new collaborative development or licensing agreements, they may never result in the successful development or commercialization of future drug candidates or other products or the generation of future sales revenue for a variety of reasons. The success of these arrangements will depend heavily on the efforts and activities of our collaborators. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Moreover, to the extent we agree to work exclusively with a party in a given area, our opportunities to collaborate with others would be limited. Disputes with our collaborators could also impair our reputation or result in development delays, could consume time and divert management resources away from operations, impact our ability to enter into future collaboration agreements, decrease future revenue and or result litigation expenses or payments to settle disputes.

If we are unable to successfully commercialize our products, our business may be adversely affected.

Our sales of life science research products, profiling and diagnostic products, and potential future products will depend in large part on our ability to successfully increase the scope of our marketing efforts and establish and maintain a sales force commensurate with our then applicable markets. We currently market our products through our own sales force in the United States and Europe and have distributors in parts of Europe, though we may choose to expand our marketing and sales efforts into other parts of the world. However, we may not be able to market and sell our products effectively. If we do not build and maintain an efficient and effective sales force and distributor relationships targeting new markets, our business and operating results will be adversely affected. Further, if our products fail to achieve and sustain sufficient market acceptance, or we are not able to continue to expand our service relationships with third parties, we may not generate the expected revenues and our prospects could be harmed.

If our HTG EdgeSeq platform and proprietary profiling panels fail to achieve and sustain sufficient market acceptance, or we are not able to continue to expand our service relationships with biopharmaceutical customers, either directly or through a partner, we will not generate expected revenue, and our prospects may be harmed. If the utility of our HTG EdgeSeq platform, proprietary profiling panels, services and solutions in development is not supported by studies published in peer-reviewed medical publications, the rate of adoption of our current and future products and the rate of reimbursement of our future products by third-party payors may be negatively affected. We may provide our HTG EdgeSeq instrument and profiling panels free of charge or through other arrangements to customers or key opinion leaders through evaluation agreements or reagent rental programs, and these programs may not be successful in generating recurring revenue from sales of our systems and proprietary panels.

In addition, a component of our strategy is to develop diagnostic tools in conjunction with biopharmaceutical companies’ drug development programs, to help assess the proper course of treatment for specific diseases. Even if we are successful in developing those diagnostic tools and receive regulatory approval, we still may not be successful in marketing those diagnostic tests. Furthermore, the decision to advance an underlying drug candidate through clinical trials and ultimately to commercialization is at the discretion of biopharmaceutical companies with which we collaborate. Our biopharmaceutical partners may take certain actions that could negatively impact the utility and marketability of our diagnostic tests. For example, our biopharmaceutical partners could:

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

COVID-19 has adversely affected our business and a resurgence of COVID-19 or another health epidemic or pandemic may have an adverse impact on our business in the future.

Our business, including our workforce, supply chain and customer base, has been adversely affected by COVID‑19 in the past and a resurgence of COVID-19 or another health epidemic or pandemic may adversely affect us in the future.

COVID-19 had a negative impact on our product and product-related services revenue in 2020, 2021 and 2022. While we saw some recovery in customers returning to work in 2022, the period of reduced revenue continued in 2022 as many customers did not return to historical operating levels, did not allow visitors on site at their facilities for some portion of the year or have not resumed previously planned studies. The extent of this impact has varied from customer to customer depending upon how they have been directly or indirectly impacted by local stay-at-home orders and other social distancing measures, priorities for the customers when the immediate impacts of the pandemic had passed, and the workforce and supplier impacts that each customer experienced during the pandemic.

It is also possible that COVID-19 or another epidemic or pandemic will impact our workforce, supply chains or distribution networks or otherwise impact our ability to conduct sample processing services in our laboratory or to travel to customer facilities for commercial or support functions in the future. Governmental mandates may require forced shutdowns of our facilities for extended or indefinite periods. A public health crisis could also substantially interfere with general commercial activity related to our supply chain and customer base, which could have a material adverse effect on our financial condition, results of operations, business or prospects. Restrictions resulting from a public health crisis may disrupt our supply chains or distribution networks or limit our ability to obtain sufficient materials for our consumables or instruments and may disrupt our ability to process customer samples or, to the extent we enter into collaborative services agreements with biopharmaceutical customers, perform collaborative development services. Further, to the extent our customers’ businesses are adversely affected by the pandemic, they might delay or reduce purchases from us or development projects with us, which could adversely affect our results of operations. The effects of ongoing or future health epidemics on our business remain uncertain and subject to change. While we do not know the full extent of potential delays or impacts on the global economy, these effects could have a material adverse impact on our operations, financial position and liquidity.

Our business operations might be disrupted or adversely affected by catastrophic events.

We manufacture our HTG EdgeSeq instrument and consumable products and perform our RUO profiling and custom RUO assay design services in our Tucson, Arizona facilities. In addition, our Tucson facilities are the center for order processing, receipt of critical components of our HTG EdgeSeq instrument and shipping products to customers. We do not have redundant facilities. Damage or the inability to utilize our Tucson facilities and the equipment we use to perform research, development or services and manufacture our products could be costly, and we would require substantial lead-time to repair or replace this facility and equipment. The Tucson facilities may be harmed or rendered inoperable by natural or man-made disasters, including flooding, wind damage, power spikes and power outages, which may render it difficult or impossible for us to perform these critical functions for some period of time. The inability to manufacture consumables or instruments, process customer samples, perform development services or ship products to customers for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. In addition, natural disasters or other catastrophic events in various parts of the world, including interruptions in the supply of natural resources, political and governmental changes, disruption in transportation networks or delivery services, severe weather conditions, wildfires and other fires, explosions, actions of animal rights activists, terrorist attacks, earthquakes, wars, conflicts (including the current Russia-Ukraine conflict), and public health issues could disrupt our operations or those of our collaborators, contractors and vendors or contribute to unfavorable economic or other conditions that could adversely impact us.

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

Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, two customers accounted for 16% and 14% of our revenue for the year ended December 31, 2022. The three largest customers accounted for 37%, 24%, and 13% of our accounts receivable balance as of December 31, 2022. If orders from our top customers are discontinued and we are unable to establish new projects or continue to expand our customer base, our revenue in future periods may materially decrease. In addition, we experienced a significant slowing of product and product-related services revenue generation beginning in March 2020 as a result of COVID-19. This period of reduced revenue continued through the remainder of 2020, 2021 and into 2022 due to disruptions to our customers’ businesses as a result of the pandemic. The extent of this impact on our ongoing business is likely to vary from customer to customer depending upon how they are directly or indirectly impacted by local stay-at-home orders and other social distancing measures, priorities for the customers when the immediate impacts of the pandemic have passed, and the workforce and supplier impacts that each customer has experienced during the pandemic. Fluctuations in our operating results may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described under the caption “Risk Factors – Risks Related to Our Business and Strategy” of this report. In addition, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. Our products involve a significant capital commitment from our customers or may depend on customer studies that have variable or indefinite timelines and accordingly, involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of investors or securities analysts, our stock price may be adversely affected.

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

Our success depends on our ability to develop new products and applications for our technology in existing and new markets, while improving the performance and cost-effectiveness of our systems. If we do not successfully manage the development and launch of new products, our products or our financial results could be adversely affected. Developing new products and applications may require large investments in working capital and/or the development of new methods or technologies.

Although we believe that our HTG Transcriptome Panel will be a foundational product for RUO profiling, future companion diagnostics and potential proprietary diagnostic products, and will allow us to further expand our product offerings outside of oncology and autoimmune, we have only recently initiated commercial sales of this panel and it may not have the commercial success that we anticipate or hope for, and we may not be able to continue to expand our product offerings.

In July 2021, we formed a new drug discovery business unit, HTG Therapeutics, which uses our HTP and epitranscriptomic profiling technologies in RNA profiling, and we expect that, by leveraging these profiling technologies earlier in the drug discovery process, HTG Therapeutics will generate lead compounds faster, and with potentially more favorable efficacy and toxicity profiles. However, there can be no assurance that HTG Therapeutics will be able to accomplish these goals or will otherwise be successful. In addition, we have built a machine learning-based chemical library design platform, which is expected to better predict the binding properties of a drug candidate to its target. If we are unsuccessful at developing this full machine learning-based chemical library design platform, or it, HTG Therapeutics or our HTP do not provide the benefits that we anticipate, our future revenue opportunities will be limited.

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

We may not be successful in expanding our customer base and introducing new applications for our profiling business.

Our current customer base is primarily composed of biopharmaceutical companies, academic institutions and molecular labs that perform analyses using or directly or indirectly obtain services based on our HTG EdgeSeq platform and consumables for research use only, which means that the products or data from services may not be used for clinical diagnostic purposes. The success of our profiling business will depend, in part, upon our ability to increase our market penetration among our customer bases, to continue to introduce new applications for our existing technology and to expand existing customer adoption of our RUO applications (whether product or service). To achieve these goals, we will need to enter into service arrangements with biopharmaceutical company customers, expand and adjust our sales strategy, continue to train our sales force and support publication of scientific publications that reflect the application of our technology in various areas. Additionally, we must demonstrate to laboratory directors, physicians and third-party payors that our products are effective in obtaining relevant information, and that our HTG EdgeSeq platform and related panels can enable an equivalent or superior approach than other available technology. Furthermore, we expect that a combination of increasing the installed base of our HTG EdgeSeq instruments and entering into additional service agreements with biopharmaceutical customers will drive increased demand for our relatively high margin panels. If we are not able to successfully increase our installed base and biopharmaceutical customer relationships, then sales of our products and services, and our margins for these revenue items may not meet expectations. Attracting new customers and introducing new applications for our products and services requires time and expense. Any failure to expand adoption of our technology would adversely affect our ability to improve our operating results.

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

For the year ended December 31, 2022, approximately 35% of our revenue was generated from sales originated by customers located outside of the United States, respectively, compared with 31% for the year ended December 31, 2021. We expect that a percentage of our future revenue will continue to come from international sources, and we expect to expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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

We anticipate that we will need to maintain a continuing presence in peer-reviewed publications to promote adoption of our products by biopharmaceutical companies, academic institutions and molecular labs and to promote favorable coverage and reimbursement decisions. We believe that peer-reviewed journal articles that provide evidence of the utility of our current and future products or the technology underlying the HTG EdgeSeq platform, consumables and services are important to our commercial success. It is critical to the success of our sales efforts that we educate a sufficient number of clinicians and administrators about our HTG EdgeSeq technology, including our epitranscriptomic profiling technology, our current panels and services and our future solutions, and demonstrate the research and clinical benefits of these solutions. Our customers may not adopt our current and future solutions, and third-party payors may not cover or adequately reimburse our future products, unless they determine, based on published peer-reviewed journal articles and the experience of other researchers and clinicians, that our products provide accurate, reliable, useful and cost-effective information. Peer-reviewed publications regarding our products and solutions may be limited by many factors, including delays in the completion of, poor design of, or lack of compelling data from studies that would be the subject of the article. If our current and future product and product-related service solutions or the technology underlying such products and services do not receive sufficient favorable exposure in peer-reviewed publications, the rate of research and clinical adoption and positive coverage and reimbursement decisions could be negatively affected.

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

We face significant competition in the drug discovery, life sciences research and diagnostics markets.

The biopharmaceutical sector is populated with companies seeking to advance new and differentiated approaches to discovery and experimental therapeutics by way of different platform technologies or modalities with the intent for application to specific disease areas through focus on pharmacologic targets or through phenotypic approaches. In drug discovery, companies such as Accent Therapeutics, Arrakis Therapeutics, Storm Therapeutics and other discovery-stage biotechnology companies are focused in similar therapeutic areas.

We currently compete with both established and early-stage life sciences research companies that design, manufacture and market instruments and consumables for gene expression analysis, liquid-based specimen analysis (e.g., plasma, blood and urine), single-cell analysis, PCR, digital PCR, other nucleic acid detection and additional applications. These companies use well-established laboratory techniques such as microarrays or qPCR as well as newer technologies such as next-generation sequencing. We believe our principal competitors in the life sciences research market are Abbott Molecular, Affymetrix, Inc., Agilent Technologies, Inc., BioRad Laboratories, Invitae, Fluidigm Corporation, Illumina, Inc., Luminex Corporation, NanoString Technologies, Inc., Personal Genome Diagnostics (acquired by Labcorp), entities owned and controlled by QIAGEN N.V., Roche Diagnostics, a division of the Roche Group of companies, and Thermo Fisher Scientific, Inc. In addition, there are several other market entrants in the process of developing novel technologies for the life sciences market. One or more of our competitors could develop a product that is superior to a product we offer or intend to offer, or our technology and products may be rendered obsolete or uneconomical by advances in existing technologies.

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

Our revenue currently depends in part on research and development spending by academic and governmental research institutions and biopharmaceutical companies, a reduction in which could limit demand for our products and adversely affect our business and operating results.

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

Uncertainties in the interpretation and application of existing, new and proposed tax laws and regulations could materially affect our tax obligations and effective tax rate.

The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws or regulations proposed or implemented by the current or a future U.S. presidential administration, Congress, or taxing authorities in other jurisdictions, including jurisdictions outside of the United States, could materially affect our tax obligations and effective tax rate. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations, and cash flows.

The amount of taxes we pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, tax rates, new or revised tax laws, or interpretations of tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency. Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.

Effective January 1, 2022, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”) eliminated the option to deduct research and development expenses for tax purposes in the year incurred and requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. Although there have been legislative proposals to repeal or defer the capitalization requirement to later years, there can be no assurance that the provision will be repealed or otherwise modified. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation.

Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2022, we had federal net operating loss carryforwards (“NOLs”) to offset future taxable income of $203.0 million, of which $121.6 million will begin to expire after 2023 if not utilized, while the remainder can be carried forward indefinitely. A lack of future taxable income would adversely affect our ability to utilize these NOLs. Under current law, our federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely but the deductibility of these federal NOLs is limited to 80% of taxable income. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, a corporation that undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period) is subject to limitations on its ability to utilize its pre-ownership change NOL carryforwards and certain other pre-ownership change tax attributes to offset post-ownership change income or taxes. We believe we may have already experienced one or more ownership changes and may in the future experience one or more additional ownership changes, and thus, our ability to utilize pre-ownership change NOL carryforwards and other pre-ownership change tax attributes to offset post-ownership change income or taxes may be limited. Such limitations may cause a portion of our NOL and credit carryforwards to expire before we are able to utilize them. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

Acquisitions or joint ventures could disrupt our business, cause dilution to our stockholders and otherwise harm our business.

We may acquire other businesses, products or technologies as well as pursue strategic alliances, partnerships, joint ventures, technology licenses or investments in complementary businesses. We have limited experience with respect to business, product or technology acquisitions or the formation of collaborations, strategic alliances and joint ventures or investing in complementary businesses. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including:

•
disruption in our relationships with customers, distributors or suppliers as a result of such a transaction;
•
unanticipated liabilities related to acquired companies;
•
difficulties integrating acquired personnel, intellectual property, products, technologies or drug candidates of an acquired company into our existing business;
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

Our future success depends on our ability to recruit, train, retain and motivate key personnel, including our senior management, research and development, manufacturing, service and sales and marketing personnel. If we were to lose one or more of our key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies. Competition for qualified personnel is intense, and we may not be able to attract talent. Our growth depends, in part, on attracting, retaining and motivating highly trained sales personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively identify and sell to potential new customers, including new biopharmaceutical company customers. In particular, our HTG Therapeutics business division requires us to continue to establish and maintain scientific expertise in drug discovery and early development and may require in the future additional support in the areas of expertise that contribute to our transcriptome-informed drug discovery and design platforms and well as to our therapeutics pipeline. In addition, the commercialization of our HTG EdgeSeq platform and related panels requires us to continue to establish and maintain sales and support teams to optimize the markets for research tools and, where approved, diagnostic assays, and to fully optimize a broad array of diagnostic market opportunities as we receive approval for any future diagnostic products. We do not maintain fixed term employment contracts or key man life insurance relating to any of our employees. Because of the complex and technical nature of our products and the dynamic market in which we compete, any failure to retain our management team or to attract, train, retain and motivate other qualified personnel could materially harm our operating results and growth prospects.

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

If our information technology systems or those of third parties upon which we rely are or were compromised, we could experience adverse consequences resulting from such consequences including but not limited to damage to our reputation and/or subject us to costs, fines, penalties, lawsuits, business interruption or otherwise adversely affect our business.

Our business requires collecting, receiving, processing, generating, transferring, disposing of, transmitting, sharing, manipulating, analyzing, disclosing, storing, making accessible and otherwise using (collectively, processing) large amounts of proprietary, confidential and sensitive data, including personal data about our employees and others, information we collect from samples we process, intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other third parties (collectively, sensitive data).

The confidentiality, availability, integrity and protection of our data and information technology systems is critical to our business and relevant stakeholders have a high expectation that we will adequately protect sensitive data. Our business therefore depends on the continuous, effective, reliable and secure operation of our data and information technology systems.

To the extent that our information technology systems malfunction or access to our data is interrupted or otherwise compromised, our business could suffer. If we or the third parties upon which we rely have experienced or in the future experience any security incident(s) or other interruption(s) that result in any data loss, deletion or destruction, unauthorized, unlawful or accidental access to, loss of, acquisition of or disclosure of, alteration, encryption or exposure of sensitive data, or compromise related to the security, confidentiality, integrity or availability of our (or their) information technology systems or data, it may result in material adverse impacts.

We and third parties upon which we rely are vulnerable to cyberattacks, malicious internet-based activity and online and offline fraud and other similar activities, such as social-engineering attacks, credential harvesting, supply-chain attacks, software bugs, malicious code (such as viruses and worms), employee theft or misuse, denial-of-service attacks (such as credential stuffing), ransomware attacks, phishing attacks, viruses, malware installation, server malfunction, software or hardware failures, telecommunications failures, physical or software break-ins, loss of data and other computer assets, adware or other similar issues. Such threats are prevalent and continue to increase and come from a variety of sources, including traditional computer “hackers”, threat actors, “hacktivists”, organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services. For example, some third parties upon which we rely to support our business are located in unstable regions and regions experiencing (or expected to experience) geopolitical or other conflicts, including Ukraine which was attacked by Russia in February 2022 through various means, including cyberattacks.

In particular, severe ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data (including sensitive data) and income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments).

Additionally, as remote work has become more common, there is an increased risk to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Moreover, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

In addition, we rely on enterprise software systems and third-party service providers and sub-processors to operate and manage our business, and to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Additionally, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services.

While we have implemented security measures designed to protect against security incidents, and take steps to detect and remediate vulnerabilities, we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. We could be required to expend significant resources, fundamentally change our business activities and practices or modify our services, software, operations or information technology in an effort to protect against security incidents and to mitigate, detect and remediate actual and potential vulnerabilities and security incidents. There can be no assurances that our security measures or those of the third parties upon which we rely will be effective in protecting against all security incidents and the material adverse impacts that may arise from such incidents.

Despite the security controls we have in place, security incidents are very difficult to avoid. We have experienced specific instances of cyber events, including attempted compromises, in the past, and there could be unauthorized access, acquisition, disclosure and use of non-public information (including personal data) in the future. The techniques used to attack information technology systems are sophisticated and change. As a result, we or the third parties upon which we rely may not be able to address these techniques proactively or implement adequate preventative measures. If our data or information technology systems (or those of third parties upon which we rely) are compromised, we could be subject to restrictions on processing sensitive data (including personal data), negative publicity, monetary fund diversions, interruptions in our operations (including availability of data), financial loss, reputational damage, fines, penalties, damages, litigation (including class claims) and enforcement actions (for example, investigations, audits and inspections), and we could lose trade secrets, the occurrence of which could harm our business. In addition, a security incident may require notification to governmental agencies, supervisory bodies, credit reporting agencies, the media or individuals pursuant to various obligations. Such disclosures are costly, and the disclosures or the failure to comply with such requirements, could lead to material adverse impacts, including without limitation, negative publicity, a loss of customer confidence in our services or security measures or breach of contract claims.

There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with obligations related to security incidents. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or material adverse impacts arising out of our privacy and security practices, processing or security incidents we may experience, or that such coverage will continue to be available on commercially reasonable terms or at all. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements) could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies, self-regulatory schemes, government regulation, and other obligations or standards related to data privacy and security. The actual or perceived failure by us, our customers, partners or vendors to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

In the ordinary course of business, we process sensitive data. We are subject to numerous federal, state, local and foreign laws and regulations, as well as regulatory guidance, industry standards, and other obligations relating to data privacy and security, governing the processing of personal data, such as information that we collect about employees and patients in the United States and abroad. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Additionally, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CPRA”) (collectively, “CCPA”), applies to personal data of California-resident consumers, business representatives, and employees, and establishes a privacy framework for covered businesses. The CCPA provides for administrative fines of up to $7,500 per violation and allows private rights of action for certain data breaches. Although the CCPA exempts some data processed in the context of clinical trials, as we expand our operations, the CCPA may increase our compliance costs and potential liability. Additionally, the CPRA expanded the CCPA’s requirements, including by expanding consumers’ rights with respect to certain sensitive personal data and creating a new state agency to implement and enforce the law. We may be subject to additional U.S. privacy regulations in the future, including the Virginia Consumer Data Protection Act, and the Colorado Privacy Act, both of which either took or take effect in 2023. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon which we rely.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in the regions in which we operate or may operate have established or are in the process of establishing privacy and data security legal frameworks with which we and the third parties upon which we rely must comply. For example, the EU has adopted the General Data Protection Regulation (EU) 2016/679 (“EU GDPR”), which went into effect in May 2018, and the United Kingdom has adopted the United Kingdom’s GDPR (“UK GDPR”). These regulations introduce strict requirements for processing the personal data of individuals in the EU and UK. The EU and UK GDPR have and will continue to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. Processing sensitive personal data, such as health information, may impose heightened compliance burdens under the EU and UK GDPR and is a topic of active interest among foreign regulators. In addition, the EU and UK GDPR provide for more robust regulatory enforcement and fines of up to €20 million under the EU GDPR (or £17.5 million under the UK GDPR) or 4% of the annual global revenue of the noncompliant company, whichever is greater. Under the EU GDPR, companies may face private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. As we expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

Certain data protection laws, including the EU GDPR, restrict the transfer of personal data from Europe, including the European Economic Area (“EEA”), UK and Switzerland, and other jurisdictions to the United States or other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. In particular, the EEA and UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. As such, if there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties and injunctions against our processing or transferring of personal data necessary to operate our business. Companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we may be contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy policies, marketing materials and other statements regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. Furthermore, the obligations are not consistent and may conflict with each other. This evolution may create uncertainty in our business, affect our or the third parties upon which we rely ability to operate in certain jurisdictions or to process personal data, necessitate the acceptance of more onerous obligations in our contracts, or result in liability or impose additional costs on us. The cost of compliance with these obligations is high and is likely to increase in the future. Compliance with these obligations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms, potentially at significant expense, to ensure compliance with such obligations.

Although we endeavor to comply with our obligations, we may at times fail to do so or may be perceived to have failed to do so. Any failure or perceived failure by us or the third parties upon which we rely to comply with data privacy and security obligations could result in negative publicity, disruptions or interruptions in our operations, fines, penalties (including changes to our data processing practices), lawsuits, liability, an inability to process personal data, diversion of management time and effort and proceedings against us by governmental entities or others, any of which could interrupt or stop our business operations (including our clinical trials) and adversely affect our business, financial condition, results of operations and growth prospects. In many jurisdictions, enforcement actions and consequences for noncompliance are rising.

Risks Related to Government Regulation and Diagnostic Product Reimbursement

Changes in laws or regulations may have a material adverse effect on our business, cash flow, financial conditions or results of operations.

New laws, statutes, rules, regulations or ordinances could be enacted at any time which could adversely affect our business operations and financial performance. Further, existing laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied in ways that are detrimental to us or our customers. For example, if regulatory limitations are placed on our products or if tax laws are changed or reinterpreted, our business and growth could be harmed.

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

We do not have the ability to independently conduct the clinical studies or other studies that may be required to obtain FDA and other regulatory clearance or approval for our diagnostic products, including the HTG EdgeSeq instrument and related proprietary panels. Accordingly, we expect to rely on third parties, such as medical institutions, contract research organizations and clinical investigators, and providers of NGS instrumentation, to conduct such studies and/or to provide information necessary for our submissions to regulatory authorities. Our reliance on these third parties for clinical development activities or information will reduce our control over these activities. These third parties may not complete activities on schedule or conduct studies in accordance with regulatory requirements or our study design. Similarly, providers of NGS instrumentation may not place the same importance on our regulatory submissions as we do. Our reliance on third parties that we do not control will not relieve us of any applicable requirement to prepare, and ensure compliance with, the various procedures required under good clinical practices, or the submission of all information required in connection with requested regulatory approvals. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our studies may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our diagnostic products.

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

On April 1, 2014, the Protecting Access to Medicare Act of 2014 (“PAMA”) was signed into law, which, among other things, significantly altered the current payment methodology under the Medicare Clinical Laboratory Fee Schedule (“CLFS”). Effective January 1, 2018, the CLFS is based on weighted median private payor rates as required by PAMA. Under the law, starting January 1, 2016 and every three years thereafter (or annually in the case of advanced diagnostic lab tests), applicable clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic lab test that it furnishes. The reported data must include the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payor (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). Reporting of payment data under PAMA for clinical diagnostic laboratory tests has been delayed on numerous occasions. Based on current law, between January 1, 2023 and March 31, 2023, applicable laboratories will be required to report on data collected during January 1, 2019 and June 30, 2019. This data will be utilized to determine 2024 to 2026 clinical diagnostic laboratory test rates. The payment rate applies to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. In addition, CMS updated the statutory phase-in provisions such that the rates for clinical diagnostic laboratory tests in 2020 could not be reduced by more than 10% of the rates for 2019. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as updated by the Consolidated Appropriations Act, 2023, the statutory phase-in of the payment reductions has been extended through 2026, with a 0% reduction cap for 2021-2023, and a 15% reduction cap for 2024 through 2026. It is still too early to predict the full impact on reimbursement for our products in development.

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

Other significant measures contained in the ACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The ACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. However, the future of the ACA is uncertain. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. The IRA also includes measures designed to lower the cost of certain pharmaceutical products under the Medicare program. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any additional healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, then-President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, following the passage of other legislative amendments, will stay in effect until 2031 unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Further, Congress and the Biden administration are considering additional health reform measures. On January 2, 2013, then-President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

We have not yet registered certain of our trademarks, including “HTG Edge,” “HTG EdgeSeq,” “VERI/O,” “qNPA,” and “HTG Transcriptome Panel” in all of our potential markets. If we apply to register these trademarks, our applications may not be allowed for registration, and our registered trademarks may not be maintained or enforced. In addition, opposition or cancellation proceedings may be filed against our trademark applications and registrations, and our trademarks may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would.

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

On March 15, 2023, the last reported sale price of our common stock was $3.10 per share.

Holders

As of March 15, 2023, there were approximately 57 registered holders of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Item 6. Reserved.

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

In December 2022, we completed a reverse stock split of our outstanding shares of common stock pursuant to which every 12 shares of issued and outstanding common stock were exchanged for one share of common stock. All share and per share amounts within this Annual Report have been adjusted to reflect the reverse stock split for all periods and dates presented.

Overview

We are focused on advancing precision medicine and drug discovery through our innovative transcriptome-wide profiling and advanced drug discovery platform technologies. Building on more than a decade of pioneering innovation, our proprietary next-generation HTG EdgeSeq technology is the basis for our tech-driven hybrid business model allowing our RNA molecular profiling applications to be more effective, efficient and relevant and also serving as a key component of the engine behind our platform-based drug discovery process. Central to our business strategy is our drug discovery engine, which uses our captive transcriptomic profiling capabilities combined with a proprietary medicinal chemistry machine learning platform to render an AI-driven drug candidate optimization platform. We are using this platform to innovate drug discovery with the goal of building best-in-class molecules for known pharmacologic targets across multiple disease areas, better, faster and in a more cost-effective manner.

The training data sets for our machine learning platform utilize our own primary data generated specifically for this purpose. This high quality, standardized data provides a clear advantage over other platform approaches which are typically dependent upon publicly available data. The medicinal chemistry portion of our platform allows for rapid design and in silico evaluation of large chemical libraries in order to prioritize and select compounds for synthesis and advancement into early testing. These data are then integrated and processed into an iterative loop using a series of proprietary machine learning algorithms prior to further advancing the molecules to more traditional drug discovery studies. We expect that this will allow for rapid identification, selection and optimization of drug candidates for entrance into development. Further, we believe that our ability to rapidly iterate between primary data and computational analyses gives us valuable information and insights for candidate molecule design and selection.

To date, we have used our transcriptome-informed drug discovery engine to develop an early pipeline of drug candidate molecules for two known pharmacologic targets, both of which can target several potential therapeutic indications, but with a current focus on oncology and neurodegenerative diseases. We believe that our technology provides a differentiated and potentially disruptive approach to drug discovery, that may allow ourselves and our partners to potentially improve upon key attrition factors, namely efficacy and toxicity, early in the discovery process, thereby allowing for better chances for candidate success when entering development.

Our business strategy is to build our drug discovery pipeline in order to out-license certain drug candidates and carry other candidates into preclinical and early development ourselves. In addition, we would expect to retain and potentially capitalize upon CDx rights through the clinical development and commercialization of these assets where appropriate.

We also operate a profiling business in life science tools. Our profiling product and service solutions enable targeted RNA profiling using a small amount of biological sample, in liquid or solid forms. Our menu of HTG EdgeSeq assays, including our HTP, which has been designed to measure approximately 20,000 mRNA targets using our HTG EdgeSeq technology, is automated on our HTG EdgeSeq system, which applies NGS tools, enabling the generation of gene expression data in a timely manner utilizing our simplified workflow. We seek to leverage key business drivers in molecular profiling for biomarker analysis and diagnostics, including the acceleration of precision medicine, the migration of molecular testing to NGS-based applications, the movement to smaller and less invasive biopsies, the need for greater diagnostic sensitivity, the need to conform to challenging healthcare economics and the need for automation and an easily deployable workflow, including simplified bioinformatics. These capabilities enable customers to extend the use of limited biological samples for retrospective or prospective analysis, gaining further understanding of the molecular drivers of disease with the goal of developing biomarker-driven targeted therapies.

Our existing products include instruments, consumables and software that, as an integrated platform, automate sample processing and can quickly, robustly and simultaneously profile hundreds, thousands or tens of thousands of molecular targets from samples which are a fraction of the size required by many prevailing technologies. Customers can access our technology by purchasing our HTG EdgeSeq system and assays for their internal use or through our Tucson, Arizona-based VERI/O service laboratory, including molecular profiling of cohorts and development of custom RUO panels to support early-stage clinical programs and investigational-use-only assays for clinical trials. However, with the release of our HTP, revenue from our RUO assay design services is expected to be lower than historical levels, as our RUO assay design services revenue is replaced by HTP consumables purchases and sample processing laboratory services using our HTP. Our product and service solutions have enabled us to access a number of early-stage biomarker discovery programs. We believe this approach will enable new opportunities collaborating with biopharmaceutical companies in their future drug development programs.

Our Drug Discovery Approach

In June 2021, we announced the formation of HTG Therapeutics, with the addition of several highly experienced drug development professionals to our leadership team. Throughout 2021, we strengthened our HTG EdgeSeq technology platform and added new profiling capabilities, including epitranscriptomic profiling, which currently provides the capability to generate over 40,000 biological data points from each experimental sample. By leveraging these profiling technologies in the drug discovery process, integrated with an advanced AI and machine learning-based medicinal chemistry approach, we have established a novel transcriptome-informed small molecule discovery engine at the core of our HTG Therapeutics business unit which we believe will generate drug candidate molecules that are intrinsically lower risk and will have greater potential for clinical development success when compared to currently existing early-stage drug discovery methods in the biopharmaceutical industry. We further expect that this approach to small molecule discovery can be applied agnostically across therapeutic areas and is scalable and flexible, allowing us to adapt our strategic and therapeutic focus rapidly as new information emerges on the pathogenesis of diseases.

We believe that our approach will potentially provide multiple revenue opportunities, including collaboration or out-licensing arrangements for small molecule drug candidates we generate from as early as lead optimization through early preclinical development, the out-licensing of our technology to pharmaceutical companies to enable them to implement our advanced drug discovery approach into their own internal discovery efforts, and potentially new companion diagnostic opportunities to support the related clinical development programs for molecules that are brought forward through this novel discovery approach.

In the first half of 2022, we released a series of white papers after demonstrating the utility of our proprietary technologies as a key component of our novel transcriptome-informed drug discovery and design approach and applying the approach to our initial therapeutic target. As anticipated, the results of our studies summarized in these white papers supported our approach and its ability to reveal indication-specific effects and potential undesirable effects in our first target through analysis of transcriptomic profiles from compound-treated human cell line test systems.

Throughout the second half of 2022, we continued to work to strengthen our drug discovery core platform technology, including advancing the machine learning component of our platform with the refinement of key proprietary algorithms while continuing to generate our own internal data supporting training sets. In addition, we made capital investments to establish internal cell culture capabilities to support the expansion of our cell-based test system models. Our medicinal chemistry effort has produced a series of chemical libraries for our first target, and our most advanced library for this target has entered preclinical characterization, with a series of data generated including early efficacy in two different disease states.

As a result of the progress made throughout 2022, we filed a patent application in December 2022, which included claims directed toward specific compounds, pharmaceutical compositions and methods of treating or preventing disease by administration of the compounds. Our initial therapeutic pipeline is focused on oncology and degenerative neuroscience, emphasizing pharmacologic targets with understood roles in the progression of diseases in these areas.

The most advanced discovery program in oncology is a small molecule program for treatment of liquid tumors. We expect to continue lead optimization of this program through the end of the first quarter of 2023, with advancement to support entry into preclinical development later in the year. HTG Therapeutics has a second oncology directed small molecule program for the treatment of a solid tumor type that is nearing completion in the hit-to-lead discovery phase, with lead optimization efforts planned through the second quarter of 2023 and subsequent preparation for potential preclinical development expected by the end of 2023. In our neuroscience pipeline, we have completed early discovery stage efforts and chemical library generation for candidate small molecules for application to neurodegenerative conditions which are expected to enter the hit-to-lead phase in the second half of 2023.

We expect to initiate several early discovery-stage programs evaluating small molecule candidates against a variety of different cancers, from which we plan to select candidates for additional indications to continually expand our drug discovery pipeline. As additional candidates are identified, we may choose to retain certain candidates internally to be advanced through early development, with the intention to increase the value of these pipeline assets before moving to license or partner for further development. In parallel to these therapy-area specific programs, we continue to enrich the proprietary dataset that supports our transcriptome-informed drug discovery platform and to evolve and refine the complementary AI and machine learning portions of our drug discovery engine throughout these discovery processes. Finally, we would expect to maintain the exclusive rights and the opportunity to solely develop new CDx assays relating to these drug candidates as they move through the increasingly advanced stages of development with our future collaboration partners, further growing our existing gene expression profiling business.

Revenue and Commercialization of our Profiling Products

We believe the future financial performance of our profiling business will continue to be driven by adoption and utilization of our HTG EdgeSeq instruments and consumables, and an overall increase in the number and type of customers using our technology. As such, we believe the primary measures of adoption for our profiling technology are the number of total active customers, the number of active programs in our biopharmaceutical company customer pipeline, the number of instruments actively producing revenue in our installed base and revenue growth relating to new and existing customers. Total active customers and active installed base reflect customers and instruments that have generated revenue for the Company within the last 12 months. To be included in our active programs metric, a program needs to be associated with a pharma sponsored clinical trial, be traceable to a program on clinicaltrials.gov and have generated revenue for the Company within the last 12 months. As of December 31, 2022, we had 78 active customers, 73 active programs and 42 instruments actively producing revenue in our installed base, compared with 82 active customers, 62 active programs and 51 instruments actively producing revenue in our installed base as of December 31, 2021.

Our profiling business continues to experience the ripple effects of the COVID-19 pandemic and has not yet recovered to pre-pandemic revenue levels, as seen in a year over year decrease in two out of three of the metrics discussed above, active customer base and active instruments. This trend reflects the continued challenge of the significant reduction of and delay in clinical trial activities during the pandemic generating lower quantities of retrospective samples for testing, budget reductions, labor shortages and supply chain issues being faced by a number of our customers. In response to these trends, our focus has shifted to the quality and sustainability of future revenue, including higher revenue per sample, larger cohorts and minimum batch sizes for service in our VERI/O laboratory. Given the length of our profiling business sales cycle and ongoing concerns regarding the economy throughout our industry, we expect to continue to see fluctuations in our profiling revenue on a period-to-period basis despite our ongoing focus on continuing to identify new opportunities to effectively commercialize our profiling technology and seek expanded commercial partnering channels. As a result of these profiling revenue trends, we have taken actions to reduce operating expenses and minimize the impact of reduced revenue on our operating loss and cash utilization, including a significant reduction in force late in the second quarter of 2022. We will continue to make appropriate operating adjustments in support of what we believe will be a quickly evolving, best-in-class drug discovery company and our existing gene expression profiling business.

2022 Equity Financings

In March 2022, we entered into a Securities Purchase Agreement (the “March 2022 Securities Purchase Agreement”) with a single investor pursuant to which we agreed to issue to the investor 270,415 units at a price of $27.744 per unit (less $0.012 for each pre-funded warrant purchased in lieu of a share of common stock) for net proceeds, after deducting the placement agent fees and other fees and expenses, of approximately $7.0 million. Each unit consisted of one share of common stock (or one pre-funded warrant in lieu thereof), a common warrant to purchase one share of common stock with a term of 24 months from the issuance date, and a common warrant to purchase one share of common stock with a term of 66 months from the issuance date. Each of the common warrants became exercisable commencing on September 21, 2022 and has an exercise price of $24.744 per share. Each pre-funded warrant had an exercise price of $0.012 per share. May 2022, the 200,911 pre-funded warrants were exercised for proceeds of $2,411.

In December 2022, in connection with a best-efforts public offering, we entered into a Securities Purchase Agreement (the "December 2022 Securities Purchase Agreement") with a certain institutional investor, pursuant to which we issued and sold to the investor 1,290,322 units at a combined public offering price of $7.75 per share (less $0.001 for each pre-funded warrant purchased in lieu of a share of common stock) for net proceeds, after deducting the placement agent fees and expenses and other fees and expenses, of approximately $8.7 million. Each unit consisted of one share of common stock (or one pre-funded warrant in lieu thereof), a common warrant to purchase one share of common stock with a term of 24 months from the issuance date, and a common warrant to purchase one share of common stock with a term of 60 months from the issuance date. Each of these common warrants has an exercise price of $7.50 per share. In December 2022, the 1,188,322 pre-funded warrants were exercised for proceeds of $1,188.

Financial Operations Overview and Consolidated Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

	Years Ended December 31,		Change
	2022	2021	$	%
Product and product-related services revenue	$6,366,220	$8,906,828	$(2,540,608)	(29%)
Operating expenses:
Cost of product and product-related services revenue	4,572,134	4,094,980	477,154	12%
Selling, general and administrative	15,841,790	16,546,740	(704,950)	(4%)
Research and development	6,781,892	6,088,934	692,958	11%
Total operating expenses	27,195,816	26,730,654	465,162	2%
Operating loss	(20,829,596)	(17,823,826)	(3,005,770)	17%
Gain on forgiveness of PPP Loan	—	1,735,792	(1,735,792)	(100%)
Other income (expense), net	(754,043)	(1,034,661)	280,618	(27%)
Net loss before income taxes	$(21,583,639)	$(17,122,695)	$(4,460,944)	26%

Product and product-related services revenue

Our product and product-related services revenue is generated primarily through the sale of our profiling instruments and consumables and sample processing services performed on behalf of pharmaceutical companies, academic research centers and molecular testing laboratories.

RUO profiling is currently made available to our customers through product and service offerings. Customers can purchase our HTG EdgeSeq instrument and related consumables, which consist primarily of our proprietary molecular profiling panels and other assay components, for use in their own facilities. They can also access our technology through contracted RUO profiling services using our HTG EdgeSeq instruments and RUO consumables to process their samples in our VERI/O laboratory and through the development of custom RUO panels which are expected to generate future sample processing or RUO consumables revenue.

Product and product-related services revenue, which includes revenue generated through the sale of our HTG EdgeSeq instruments and consumables and from services performed for customers using our proprietary RUO technology, decreased by 29% to $6.4 million for the year ended December 31, 2022 compared with $8.9 million for the year ended December 31, 2021, and was comprised of the following:

	Years Ended December 31,
	2022	2021
Product revenue:
Instrument	$609,627	$1,385,665
Consumables	3,140,420	3,786,923
Total product revenue	3,750,047	5,172,588
Product-related services revenue:
Custom RUO assay design	20,000	48,350
RUO sample processing	2,596,173	3,685,890
Total product-related services revenue	2,616,173	3,734,240
Total product and product-related services revenue	$6,366,220	$8,906,828

Product revenue, which includes gene expression profiling revenue generated through the sale of our HTG EdgeSeq instruments and consumables, decreased by 28% to $3.8 million for the year ended December 31, 2022, compared with $5.2 million for the year ended December 31, 2021. The decrease in new instrument placements when compared with the prior year is consistent with the decrease in new customers added in 2022 compared with 2021. As we have worked to right size our business to profiling revenue trends experienced since the beginning of the COVID-19 pandemic in March 2020, our commercial team has prioritized its efforts on expanding business with existing customers and seeking out new customers with larger studies and those with expectations of more extensive future profiling needs. This resulted in the need to place fewer new instruments in 2022, as many of our customers purchased instruments in prior years or have opted to use our laboratory or a certified reference laboratory who previously purchased our instruments to run their samples. Consumables revenue reflected the slower than anticipated recovery of our business to pre-COVID-19 levels. Consumables revenue generated from the sale of our HTP, commercially launched in August 2021, was $1.8 million and $1.3 million for the years ended December 31, 2022 and 2021, respectively. HTP consumables revenue represented 47% of our product revenue for the year ended December 31, 2022, compared with 25% of our product revenue for the year ended December 31, 2021 reflecting expanding adoption of that product by new and existing customers since its launch.

Product-related services revenue, consisting of RUO sample processing using our HTG EdgeSeq instruments and consumables in our VERI/O laboratory and custom RUO assay design, decreased by 30% to $2.6 million for the year ended December 31, 2022, compared with $3.7 million for the year ended December 31, 2021. RUO sample processing revenue decreased primarily due to the timing of several biopharma programs pending decisions from data generated in previous studies using our technology, continued delays in our ability to obtain customer samples for planned sample processing programs, and our customers' reprioritizing their programs due to continuing impacts of COVID-19 on their operations. Revenue generated from sample processing services using our HTP was $0.9 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively, and represented 34% and 3% of our product-related services revenue for the years ended December 31, 2022 and 2021, respectively.

Cost of product and product-related services revenue

Cost of product and product-related services revenue includes both product-related and services-related costs. Product-related costs include the aggregate costs incurred in manufacturing, delivering, installing and servicing instruments and consumables. The components of our product-related costs of revenue include consumables and lab supplies, subcomponent and servicing costs, manufacturing costs incurred internally (which include direct labor costs), and equipment and infrastructure expenses associated with the manufacturing and distribution of our products. Due to the fixed nature of certain of these expenses, such as overhead, equipment and infrastructure, associated with our regulated industry and our expectations for further growth in customer demand, we expect our cost of product and product-related services revenue as a percentage to decrease over time as our product and product-related services revenue increases, further absorbing these fixed costs.

Cost of product and product-related services revenue increased by 12% to $4.6 million for the year ended December 31, 2022 compared with $4.1 million for the year ended December 31, 2021. This increase primarily reflects an increase in excess inventory allowance of $1.1 million in the fourth quarter of 2022, reflecting our estimation of inventory in excess of our projections of future demand for certain of our products and $0.5 million of Employee Retention Credit ("ERC") benefits that served to partially offset compensation expense in 2021 but did not recur in 2022. This increase was partially offset by a decrease in direct and indirect costs incurred consistent with lower year over year product and product-related services revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of personnel costs for our sales and marketing, regulatory, legal, executive management and finance functions. The expenses also include third-party professional and consulting fees incurred by these functions, promotional expenses and facility and overhead costs relating to our administrative offices. Selling, general and administrative expenses decreased by 4% to $15.8 million for the year ended December 31, 2022 compared with $16.5 million for the year ended December 31, 2021. This decrease primarily reflects a decrease in legal fees incurred to protect our intellectual property and decreased compensation and stock-based compensation expenses following a reduction in force completed in the second quarter of 2022. This decrease was partially offset by $0.8 million of ERC benefits that served to offset a portion of compensation expense in 2021 but did not recur in 2022.

Research and development expenses

Research and development expenses increased by 11% to $6.8 million for the year ended December 31, 2022, compared with $6.1 million for the year ended December 31, 2021. This increase in research and development expense for the year ended December 31, 2022 compared with the same period in 2021 reflects $0.4 million of ERC benefits that served to offset a portion of compensation expense in 2021, and an increase in research and development spending associated with efforts to build and strengthen our drug discovery engine in 2021. This increase was partially offset by a decrease in profiling product development as we shifted focus to our therapeutics efforts and to maintenance and marketing of our existing product portfolio following commercial release of our HTP in August 2021.

Gain on forgiveness of PPP Loan

In May 2021, upon receipt of the notification that the PPP Loan and related accrued interest had been forgiven by the U.S. Small Business Administration and that the note associated with the PPP Loan had been cancelled, we reversed the liabilities related to the PPP Loan and recorded a gain on forgiveness of PPP Loan of approximately $1.7 million.

Other income (expense)

As of both December 31, 2022 and 2021, we had outstanding obligations due to NuvoGen under an asset purchase agreement and to SVB under the SVB Term Loan. Interest expense related to these obligations and to the discount, deferred financing fee and final fee premium amortization of amounts associated with these obligations was $0.9 million and $1.1 for the years ended December 31, 2022 and 2021, respectively. This decrease in interest expense was primarily the result of a $2.5 million payment made to SVB as part of the Term Loan Amendment which, in addition to regularly scheduled SVB Term Loan and NuvoGen obligation payments, resulted in a decreased balance on which interest is being accrued and/or paid.

Cash Flows for the Years Ended December 31, 2022 and 2021

The following table summarizes the primary sources and uses of cash for each of the periods presented:

	Years Ended December 31,		Change
	2022	2021	$	%
Net cash provided by (used in):
Operating activities	$(18,407,791)	$(16,508,554)	$(1,899,237)	12%
Investing activities	12,420,233	(6,664,744)	19,084,977	(286%)
Financing activities	8,604,820	10,391,622	(1,786,802)	(17%)
Effect of exchange rate on cash	(6,355)	(16,186)	9,831	(61%)
Increase (decrease) in cash and cash equivalents	$2,610,907	$(12,797,862)	$15,408,769	(120%)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 increased by 12% to $18.4 million compared with $16.5 million for the year ended December 31, 2021. This increase for the year ended December 31, 2022 reflected (i) the net loss of $21.6 million and (ii) net non-cash items of $3.3 million consisting primarily of provision for excess inventory of $1.2 million, stock-based compensation expense of $0.8 million, depreciation and amortization expense of $0.6 million, amortization of loan discount and issuance costs of $0.4 million, non-cash operating lease expense of $0.4 million and gain on abandonment and disposal of assets of $0.1 million; and (iii) a net cash outflow from changes in balances of operating assets and liabilities of $0.1 million.

Net cash used in operating activities for the year ended December 31, 2021 was $16.5 million and reflected (i) the net loss of $17.1 million and (ii) net non-cash items of $1.6 million consisting primarily of the gain on the forgiveness of our PPP loan of $1.7 million, stock-based compensation expense of $1.3 million, depreciation and amortization expense of $0.7 million, amortization of loan discount and issuance costs of $0.5 million, non-cash operating lease expense of $0.5 million and loss on abandonment and disposal of assets of $0.2 million; and (iii) a net cash outflow from changes in balances of operating assets and liabilities of $1.0 million.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2022 increased by 286% to $12.4 million compared with net cash used in investing activities of $6.7 million for the year ended December 31, 2021. Net cash provided by investing activities for the year ended December 31, 2022 consisted primarily of the maturity of $20.0 million of the available-for-sale securities and the proceeds from the sale of property and equipment of $0.1 million, partially offset by the purchases of available-for-sale securities of $7.6 million.

Net cash used in investing activities for the year ended December 31, 2021 was $6.7 million and consisted primarily of purchases of available-for-sale securities of $18.6 million and purchases of laboratory equipment and other fixed assets during the year of $0.6 million, partially offset by the maturity of $12.6 million of the available-for-sale securities.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 decreased by 17% to $8.6 million compared with $10.4 million for the year ended December 31, 2021. This activity for the year ended December 31, 2022 consisted primarily of $9.1 million of proceeds net of commissions and issuance costs from the December 2022 Securities Purchase Agreement (see Note 14 of the accompanying consolidated financial statements), $7.0 million in net proceeds from the March 2022 Securities Purchase Agreement (see Note 14 to the accompanying consolidated financial statements) and $0.8 million in proceeds from our 2022 Insurance Note, partially offset by $6.8 million of payments on our SVB Term Loan, $0.5 million of payments made on our outstanding NuvoGen obligation, and $1.0 million of payments made on our 2021 and 2022 Insurance Notes.

Net cash provided by financing activities for the year ended December 31, 2021 was $10.4 million and consisted primarily of $10.7 million in net proceeds from sales of our common stock in an “at the market offering” and $0.9 million in proceeds from our stock purchase agreement (the “LP Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), $0.1 million in proceeds from shares purchased under stock purchase plans, partially offset by $0.5 million of payments made on our outstanding NuvoGen obligation, and $0.7 million of payments made on our 2020 and 2021 Insurance Notes.

Liquidity and Capital Resources

Since our inception, our operations have primarily been financed through the issuance of our common stock, preferred stock, the incurrence of debt and cash received from product sales, services revenue and other income. As of December 31, 2022, we had $12.2 million in cash and cash equivalents, current liabilities of $8.3 million and $4.1 million of long-term liabilities primarily relating to our NuvoGen obligation and operating leases.

In June 2020, we entered into the SVB Term Loan with SVB. The proceeds from the SVB Term Loan, together with cash on hand, were used to repay in full all outstanding amounts and fees due under our prior MidCap Credit Facility and a subordinated convertible note that has since been repaid. Our SVB Term Loan bears interest at a floating rate equal to the greater of 2.50% above the Prime Rate (as defined in the Loan Agreement) and 5.75%. In July 2022, we entered into the Term Loan Amendment with SVB. Under the Term Loan Amendment, SVB agreed to remove the financial covenant under the Loan Agreement. In exchange for this accommodation, we prepaid $2.5 million of outstanding principal under the SVB Term Loan. The remaining outstanding principal amount due under the SVB Term Loan will continue to be paid in equal monthly payments of principal and interest through the maturity date of December 1, 2023.

In March 2022, we entered into a Securities Purchase Agreement with a single investor pursuant to which we issued and sold to the investor 270,415 units at a price of $27.744 per unit (less $0.012 for each pre-funded warrant purchased in lieu of a share of common stock) for net proceeds, after deducting the placement agent fees and other fees and expenses, of approximately $7.0 million. Each unit consisted of one share of common stock (or one pre-funded warrant in lieu thereof), a common warrant to purchase one share of our common stock with a term of 24 months from the issuance date, and a common warrant to purchase one share of our common stock with a term of 66 months from the issuance date. Each of these common warrants became exercisable commencing on September 21, 2022 and has an exercise price of $24.744 per share. Each pre-funded warrant had an exercise price of $0.012 per share and had no expiration date. In May 2022, all of the 200,911 pre-funded warrants were exercised for proceeds of $2,411.

In December 2022, in connection with a best-efforts public offering, we entered into a Securities Purchase Agreement (the "December 2022 Securities Purchase Agreement") with a certain institutional investor, pursuant to which we issued and sold to the investor 1,290,322 units at a combined public offering price of $7.75 per share (less $0.001 for each pre-funded warrant purchased in lieu of a share of common stock) for net proceeds, after deducting the Placement Agent fees and expenses and other estimated fees and expenses of approximately $8.7 million. Each unit consisted of one share of common stock (or one pre-funded warrant in lieu thereof), a common warrant to purchase one share of common stock with a term of 24 months from the issuance date, and a common warrant to purchase one share of common stock with a term of 60 months from the issuance date. Each of these common warrants has an exercise price of $7.50 per share. In December 2022, all of the 1,188,322 pre-funded warrants were exercised for proceeds of $1,188.

The current volatility in the equity markets may create additional challenges to raising a sufficient amount of capital through an equity financing in the near term. If sufficient additional capital is not available as and when needed, we may have to delay, scale back or discontinue one or more product development programs, curtail our commercial activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop or commercialize independently, pursue a sale of the Company at a price that may result in a significant loss on investment for our stockholders, file for bankruptcy or seek other protection from creditors, or liquidate all assets. In addition, if we default under any of the terms of the Loan Agreement, including as a result of a material adverse change, Silicon Valley Bridge Bank could accelerate the payment of the SVB Term Loan and ultimately foreclose on our assets.

Contractual Obligations, Commitments and Material Cash Requirements

We have had recurring operating losses and negative cash flows from operations since our inception and have an accumulated deficit of $229.9 million as of December 31, 2022. As of December 31, 2022, we had cash and cash equivalents of $12.2 million and had current liabilities of $8.3 million. As of December 31, 2022, we also had approximately $4.1 million of long-term liabilities outstanding, relating to our NuvoGen obligation, and our financing and operating leases.

We currently expect that our existing resources will only be sufficient to fund our planned operations and expenditures until at least July 2023. In addition, potentially changing circumstances, including those related to a resurgence of COVID-19, inflation and high interest rates, may also result in the depletion of our capital resources more rapidly than we currently anticipate. These circumstances raise substantial doubt about our ability to continue as a going concern.

Our primary capital needs, including contractual obligations and commitments, which are subject to change, include:

•
Debt Obligations – As of December 31, 2022, our outstanding debt balance was $3.8 million. See Note 8, “Debt Obligations” within our consolidated financial statements for further detail of our SVB Term Loan, the remaining balance of which is included in current liabilities in the accompanying consolidated balance sheets as of December 31, 2022, as the remaining payments are due within the next twelve months.
•
NuvoGen Obligation – As of December 31, 2022, our NuvoGen obligation balance was $4.0 million. See Note 10, “Other Agreements” within our consolidated financial statements for further detail and the timing of expected future payments.
•
Operating Leases – As of December 31, 2022, our contractual commitment for operating leases was $1.0 million. See Note 11, “Leases” within our consolidated financial statements for further detail of our lease obligations and the timing of expected future payments, including a three-year maturity schedule.
•
Planned costs to operating our business, including amounts required to fund working capital and capital expenditures.
•
Support of commercialization efforts related to our current and future products.
•
Continued advancement of research and development efforts, including those related to our HTG Therapeutics business unit.

Until our revenue reaches a level sufficient to support self-sustaining cash flows, if ever, we expect to finance our cash needs through public or private equity offerings, debt financings, or other capital sources which may include strategic collaborations, licensing arrangements or other arrangements with third parties. The current volatility in the equity markets may create additional challenges to raising a sufficient amount of capital through an equity financing in the near term. Future funding requirements will depend on a number of factors, including our ability to generate significant revenue, our ability to repay our debt obligations as they become due, the cost and timing of establishing additional sales, marketing and distribution capabilities, the ongoing cost of research and development activities, the cost and timing of regulatory clearances and approvals, the effect of competing technology and market developments, the nature and timing of companion diagnostic development collaborations we may establish and the extent to which we acquire or invest in businesses, products and technologies.

Additional capital may not be available at such times or in amounts needed by us. Even if sufficient capital is available to us, it might be available only on unfavorable terms. If we are unable to raise additional capital in the future when required and in sufficient amounts or on terms acceptable to us, we may have to delay, scale back or discontinue one or more product development programs, curtail our commercialization activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop or commercialize independently, cease operations altogether, pursue an acquisition of our company at a price that may result in a significant loss on investment to our stockholders, file for bankruptcy, seek other protection from creditors, or liquidate all of our assets. In addition, if we default under our SVB Term Loan agreement, including as a result of a “material adverse change,” our lender could foreclose on our assets. The definition of “material adverse change” is broad and includes a material impairment in the value of the collateral securing the SVB Term Loan, a material adverse change in our business, operations, or condition (financial or otherwise), and a material impairment of the prospect of repayment of any portion of the SVB Term Loan. As the remaining payments under the SVB Term Loan are due within twelve months of December 31, 2022, the impact of a material adverse change would be to accelerate the payment of this short-term debt further.

Recent Accounting Pronouncements

For a summary of recent accounting pronouncements applicable to our consolidated financial statements, see “Note 2. Basis of Presentation and Summary of Significant Accounting Policies” in Part II, Item 8, Notes to Consolidated Financial Statements.

Critical Accounting Policies and Significant Judgments and Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Critical accounting policies and estimates are those that we consider most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include those related to revenue recognition, fair value measurements and inventory valuation. Actual results could materially differ from these estimates and such differences could affect the results of operations in future periods.

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

Inventory Valuation

Inventory consists of raw materials and finished goods which are stated at the lower of cost (first-in, first-out) or net realizable value. We assess the valuation of our inventory on a periodic basis and make adjustments to the value for estimated obsolescence, inventory in excess of reasonably expected near term sales or unmarketable inventory, in an amount equal to the difference between the cost of inventory and the estimated market value, based upon assumption about future demand and market conditions. Such estimates are difficult to make under most economic conditions. Our excess inventory review process includes analysis of sales forecasts and expected customer demand, careful management of product utilization and future purchasing and coordinating with manufacturing to maximize recovery of excess inventory. If actual market conditions are less favorable than those projected, additional inventory write-downs may be required. Inventory impairment charges establish a new cost basis for inventory and charges are not reversed subsequently to income, even if circumstances later suggest that increased carrying amounts are recoverable. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold to customers, resulting in lower cost of sales and lower operating loss than expected in that period.

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

Stockholders and Board of Directors

HTG Molecular Diagnostics, Inc.

Tucson, Arizona

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HTG Molecular Diagnostics, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Reserve for Excess and Obsolete Inventory

As more fully described in Notes 2 and 3 to the consolidated financial statements, the Company’s consolidated inventory balance was approximately $1.3 million at December 31, 2022. Inventory, consisting of raw materials, work in process and finished goods, is stated at the lower of cost (first-in, first-out) or net realizable value. The Company reserves its inventory for estimated obsolescence or inventory in excess of expected sales or unmarketable inventory, based upon assumptions about future demand and market conditions.

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
•
Testing the existence of inventory items through the attendance of a physical inventory observation at the selected location.
•
Assessing whether any known or knowable factors occurred subsequent to year end that impact management's forecast of future inventory usage by comparing actual sales to forecasted sales for the subsequent period and assessing changes in macroeconomic conditions and scientific receptivity to the technology.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2014.

Los Angeles, California

March 30, 2023

HTG Molecular Diagnostics, Inc.

Consolidated Balance Sheets

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$12,210,857	$9,599,950
Investments available-for-sale, at fair value	—	12,343,456
Accounts receivable, net of allowance of $0 at December 31, 2022 and $20,315 at December 31, 2021	1,421,695	2,092,466
Inventory, net	909,328	1,987,753
Prepaid expenses and other	1,109,571	1,163,339
Total current assets	15,651,451	27,186,964
Operating lease right-of-use assets	1,007,202	1,345,361
Property and equipment, net	598,006	1,118,886
Other non-current assets	520,996	809,476
Total assets	$17,777,655	$30,460,687

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,157,449	$1,649,440
Accrued liabilities	2,209,606	2,022,569
Current portion of long-term debt, net of discount and debt issuance costs	3,812,498	5,167,586
NuvoGen obligation - current	446,031	548,301
Operating lease liabilities - current	475,126	413,865
Other current liabilities	170,047	141,749
Total current liabilities	8,270,757	9,943,510
NuvoGen obligation - non-current, net of discount	3,519,058	3,900,880
Long-term debt, net of current portion, discount and debt issuance costs	—	5,178,629
Operating lease liabilities - non-current, net of discount	546,324	949,461
Other non-current liabilities	49,819	88,383
Total liabilities	12,385,958	20,060,863
Commitments and Contingencies (Note 15)
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; no shares authorized, issued and outstanding at December 31, 2022; 23,770 shares authorized, issued and outstanding at December 31, 2021	—	24
Common stock, $0.001 par value; 26,666,667 shares authorized at December 31, 2022 and December 31, 2021; 2,213,897 shares issued and outstanding at December 31, 2022 and 632,340 shares issued and outstanding at December 31, 2021	2,214	632
Additional paid-in-capital	235,314,311	218,730,305
Accumulated other comprehensive income	2,679	1,894
Accumulated deficit	(229,927,507)	(208,333,031)
Total stockholders’ equity	5,391,697	10,399,824
Total liabilities and stockholders' equity	$17,777,655	$30,460,687

The accompanying notes are an integral part of these consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2022	2021
Product and product-related services revenue	$6,366,220	$8,906,828

Operating expenses:
Cost of product and product-related services revenue	4,572,134	4,094,980
Selling, general and administrative	15,841,790	16,546,740
Research and development	6,781,892	6,088,934
Total operating expenses	27,195,816	26,730,654
Operating loss	(20,829,596)	(17,823,826)

Other income (expense):
Interest expense	(856,731)	(1,064,545)
Interest income	94,355	29,884
Other income	8,333	—
Gain on forgiveness of PPP Loan	—	1,735,792
Total other income (expense)	(754,043)	701,131
Net loss before income taxes	(21,583,639)	(17,122,695)
Provision for income taxes	(10,837)	(22,475)
Net loss	$(21,594,476)	$(17,145,170)
Net loss per share, basic and diluted	$(24.28)	$(29.66)
Shares used in computing net loss per share, basic and diluted	889,284	578,011

The accompanying notes are an integral part of these consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2022	2021
Net loss	$(21,594,476)	$(17,145,170)
Other comprehensive loss, net of tax effect:
Foreign currency translation adjustment	785	(3,404)
Comprehensive loss	$(21,593,691)	$(17,148,574)

The accompanying notes are an integral part of these consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at January 1, 2021	23,770	$24	433,333	$433	$205,666,766	$5,298	$(191,187,861)	$14,484,660
Stock-based compensation expense	—	—	—	—	1,317,351	—	—	1,317,351
Release of restricted stock awards	—	—	377	1	3	—	—	4
Net share settlement of restricted stock awards	—	—	(50)	—	(3,239)	—	—	(3,239)
Employee stock purchase plan expense	—	—	—	—	57,669	—	—	57,669
Stock issued under stock purchase plans	—	—	2,830	3	125,825	—	—	125,828
Issuance of common stock from ATM Offering, net of commissions of approximately $0.3 million	—	—	170,907	171	10,665,648	—	—	10,665,819
Issuance of common stock in connection with LP Purchase Agreement	—	—	12,864	12	899,968	—	—	899,980
Exercise of September 2019 Securities Purchase Agreement pre-funded warrants	—	—	12,073	12	(12)	—	—	—
Exercise of stock options	—	—	6	—	326	—	—	326
Net loss	—	—	—	—	—	—	(17,145,170)	(17,145,170)
Foreign currency translation adjustment	—	—	—	—	—	(3,404)	—	(3,404)
Balance at December 31, 2021	23,770	$24	632,340	$632	$218,730,305	$1,894	$(208,333,031)	$10,399,824
Stock-based compensation expense	—	—	—	—	774,160	—	—	774,160
Release of restricted stock awards	—	—	1,139	1	(1)	—	—	—
Net share settlement of restricted stock awards	—	—	(355)	—	(11,190)	—	—	(11,190)
Employee stock purchase plan expense	—	—	—	—	40,347	—	—	40,347
Stock issued under stock purchase plans	—	—	6,876	7	37,560	—	—	37,567
Conversion of Series A convertible preferred stock for common stock	(23,770)	(24)	13,206	13	11	—	—	—
Issuance of common stock and pre-funded warrants from March 2022 Securities Purchase Agreement, net of issuance costs of approximately $0.5 million	—	—	69,505	70	7,033,979	—	—	7,034,049
Issuance of common stock and pre-funded warrants from December 2022 Securities Purchase Agreement, net of commissions and issuance costs of approximately $1.3 million	—	—	102,000	102	8,707,297	—	—	8,707,399
Exercise of March 2022 Securities Purchase Agreement pre-funded warrants	—	—	200,911	201	2,210	—	—	2,411
Exercise of December 2022 Securities Purchase Agreement pre-funded warrants	—	—	1,188,322	1,188	—	—	—	1,188
Cash in lieu of fractional shares related to reverse stock split	—	—	(47)	—	(367)	—	—	(367)
Net loss	—	—	—	—	—	—	(21,594,476)	(21,594,476)
Foreign currency translation adjustment	—		—	—	—	785	—	785
Balance at December 31, 2022	-	$-	2,213,897	$2,214	$235,314,311	$2,679	$(229,927,507)	$5,391,697

The accompanying notes are an integral part of these consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2022	2021
Operating activities
Net loss	$(21,594,476)	$(17,145,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	587,138	721,246
Accretion of interest on NuvoGen obligation	(11,467)	(12,288)
Provision for excess inventory	1,211,114	174,589
Amortization of SVB Term Loan discount and issuance costs	412,857	470,281
Stock-based compensation expense	774,160	1,317,355
Employee stock purchase plan expense	40,347	57,669
Bad debt expense	—	20,315
Non-cash operating lease expense	415,544	458,001
Accrued interest on available-for-sale securities investments	4,179	(25,018)
Gain on forgiveness of PPP Loan	—	(1,735,792)
(Gain) loss on abandonment and disposal of assets, net	(104,000)	180,008
Changes in operating assets and liabilities:
Accounts receivable	670,771	(805,736)
Inventory	140,828	(1,365,384)
Prepaid expenses and other	110,976	619,226
Accounts payable	(525,175)	453,337
Accrued liabilities	(135,890)	616,447
Contract liabilities	14,564	(38,314)
Operating lease liabilities	(419,261)	(469,326)
Net cash used in operating activities	(18,407,791)	(16,508,554)
Investing activities
Purchase of property and equipment	(23,044)	(644,381)
Proceeds from the sale of property and equipment	104,000	—
Maturities of available-for-sale securities	19,950,000	12,600,000
Purchase of available-for-sale securities	(7,610,723)	(18,620,363)
Net cash (used in) provided by investing activities	12,420,233	(6,664,744)
Financing activities
Proceeds from ATM Offering, net of commissions of approximately $0.3 million	—	10,665,819
Proceeds from March 2022 Securities Purchase Agreement, net of issuance costs of approximately $0.5 million	7,034,049	—
Proceeds from LP Purchase Agreement	—	899,980
Payments on NuvoGen obligation	(472,625)	(530,656)
Payments on SVB Term Loan	(6,764,706)	—
Payments on SVB Term Loan Amendment issuance costs	(14,282)	—
Payments on deferred offering costs	(80,692)	—
Payments on financing leases	(16,804)	(22,563)
Proceeds from exercise of stock options	—	326
Taxes paid for net share settlement of restricted stock awards	(11,190)	(3,239)
Proceeds from shares purchased under stock purchase plans	37,567	125,828
Proceeds from exercise of March 2022 Securities Purchase Agreement pre-funded warrants	2,411	—
Proceeds from December 2022 Securities Purchase Agreement, net of commissions and issuance costs of approximately $0.9 million	9,057,857	—
Proceeds from exercise of December 2022 Securities Purchase Agreement pre-funded warrants	1,188	—
Cash in lieu of fractional shares related to reverse stock split	(367)	—
Proceeds from insurance note	822,889	—
Payments on insurance notes	(990,475)	(743,873)
Net cash provided by financing activities	8,604,820	10,391,622
Effect of exchange rates on cash	(6,355)	(16,186)
Increase (decrease) in cash and cash equivalents	2,610,907	(12,797,862)
Cash and cash equivalents at beginning of year	9,599,950	22,397,812
Cash and cash equivalents at end of year	$12,210,857	$9,599,950
Supplemental disclosure of noncash investing and financing activities
Fixed asset purchases payable at year end	$6,238	$—
Issuance costs payable and accrued at year end	350,458	—
Issuance of common stock upon conversion of Series A convertible preferred stock	1,402,430	—
Issuance of common stock from cashless exercise of pre-funded warrants	—	12
2021 Insurance Note issued for insurance premiums	—	746,360
Gain on forgiveness of PPP Loan	—	1,735,792
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	77,385	1,302,457
Carrying value of demonstration units transferred from property and equipment to inventory	—	16,128
Disposal of fully depreciated assets	1,075,715	635,870
Reclassification of instrument from inventory to property and equipment	36,976	—
Supplemental cash flow information
Cash paid for interest	$477,625	$599,922
Cash paid for taxes	8,973	12,665

The accompanying notes are an integral part of these consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation

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

The Company operates in one segment and its customers and distributors are located primarily in the United States and Europe. Revenue is reported based upon the geographic locations of the customers or distributors who purchase the Company's products and services. For sales to distributors, their locations may be different from the locations of the end customers. For the year ended December 31, 2022, approximately 35% of the Company’s revenue was generated from sales originated by customers located outside of the United States, compared with 31% for the year ended December 31, 2021.

Basis of Presentation

The consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In December 2022, the Company completed a reverse stock split of its outstanding shares of common stock pursuant to which every twelve shares of issued and outstanding common stock were exchanged for one share of common stock. All share and per share amounts within the consolidated financial statements and notes thereto have been adjusted to reflect the reverse stock split for all periods and dates presented. See Note 14 for more information about the Company’s reverse stock split.

Principles of Consolidation

The Company formed a French subsidiary, HTG Molecular Diagnostics France SARL, in November 2018. The consolidated financial statements include the accounts of the Company and this wholly owned subsidiary after elimination of intercompany transactions and balances as of December 31, 2022 and 2021.

Going Concern and Liquidity

Management has assessed the Company’s ability to continue as a going concern within one year of issuance of these consolidated financial statements. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of the assets and satisfaction of liabilities in the normal course of business. However, the Company has had recurring operating losses and negative operating cash flows since its inception and has an accumulated deficit of approximately $229.9 million as of December 31, 2022. As of December 31, 2022, the Company had working capital of approximately $7.4 million and long-term liabilities of approximately $4.1 million. The Company’s liability balances consist primarily of its debt obligations, including an asset-secured loan with Silicon Valley Bank (currently named Silicon Valley Bridge Bank, N.A. following the closure of Silicon Valley Bank on March 10, 2023 by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation ("FDIC") as receiver) (“SVB”), as lender, (the “SVB Term Loan”) (see Note 8), as well as an obligation to NuvoGen Research, LLC (the “NuvoGen obligation”) (see Note 10). The Company currently expects that its existing resources will be sufficient to fund its planned operations and expenditures until at least July 2023. In addition, potentially changing circumstances, including those related to a resurgence of COVID-19, inflation and high interest rates, may result in the depletion of the Company’s capital resources more rapidly than it currently anticipates. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

The Company will need to raise additional capital to fund its operations and service its long-term debt obligations until its revenue reaches a level sufficient to provide for self-sustaining cash flows. There can be no assurance that additional capital will be available on acceptable terms, or at all, or that the Company’s revenue will reach a level sufficient to provide for self-sustaining cash flows. If the Company is not able to generate additional capital, the Company may have to delay, scale back or discontinue one or more of its therapeutics development programs, curtail its commercial activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that the Company otherwise would have sought to develop or commercialize independently, cease operations altogether, pursue a sale of the Company at a price that may result in a significant loss on investment for its stockholders, file for bankruptcy or seek other protection from creditors. In addition, if the Company defaults under any of the provisions of the Loan and Security Agreement for the SVB Term Loan (the "Loan Agreement"), SVB could charge an interest rate of 5% above the otherwise applicable floating rate, accelerate the payment of the SVB Term Loan and ultimately foreclose on the Company’s assets.

COVID-19 Pandemic and Relief

The Company experienced a significant slowing of product and product-related services revenue generation beginning in March 2020 as a result of COVID-19. The extent of this impact has varied from customer to customer depending upon how they have been directly or indirectly impacted by local stay-at-home orders and other social distancing measures, how they have prioritized studies and previously planned trials as the immediate impacts of the pandemic have passed, and how significantly their workforces and supplier networks have been impacted by the pandemic. The Company has not experienced delays in development even with its efforts to prioritize the safety of its employees during the pandemic. In addition, the impact of COVID-19 on the Company’s ability to source raw materials and other supplies has not been significant to date. However, a change in or loss of suppliers or other supply chain or distribution network partners due to the ongoing impacts of the pandemic or a resurgence of COVID-19 on the global economy could adversely affect the Company’s business and the business of its vendors, partners and customers, and could result in future reductions in sales and operating results.

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

As a result of various government programs enacted to address the ongoing impacts of COVID-19, the Company was able to qualify for and receive Employee Retention Credits (“ERC”) during the year ended December 31, 2021. ERC benefits of approximately $0.5 million, $0.8 million, and $0.4 million were included in cost of product and product-related services revenue, selling, general and administrative and research and development, respectively, as an offset to the related compensation costs in the accompanying consolidated statements of operations for the year ended December 31, 2021. In November 2021, the Infrastructure Investment and Jobs Act was signed into law, making wages paid after September 30, 2021 ineligible for these credits. As such, no further ERC benefits were received for the year ended December 31, 2022. ERC benefits receivable of approximately $0.4 million were included in prepaid expenses and other in the accompanying consolidated balance sheets as of both December 31, 2022 and 2021.

In April 2020, the Company received proceeds from a loan pursuant to the Paycheck Protection Program (“PPP”) of the CARES Act (the “PPP Loan”) in the amount of approximately $1.7 million from SVB, as lender. The Company applied for full forgiveness of the PPP Loan in October 2020. In May 2021, the Company received notification that the PPP Loan and related interest, totaling approximately $1.7 million, were forgiven by the U.S. Small Business Administration (“SBA”), and that the PPP Loan had been canceled. Accordingly, the Company recorded a gain on forgiveness of the PPP Loan for the year ended December 31, 2021, included in other income (expense) in the accompanying consolidated statements of operations.

Laws and regulations concerning government programs, including the ERC and PPP Loan, are complex and subject to varying interpretations. Claims made under these programs may also be subject to retroactive audit and review. While the Company does not believe there is a basis for estimation of an audit or recapture risk at this time, there can be no assurance that regulatory authorities will not challenge the Company’s claim to the ERC or PPP Loan in a future period.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s estimates include revenue recognition, stock-based compensation expense, bonus and warranty accrual, income tax valuation allowances and reserves, recovery of long‑lived assets, lease liability, inventory valuation, allowance for doubtful accounts and available-for-sale securities. Actual results could materially differ from those estimates.

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

Investments in Available-for-Sale Securities

The Company classifies its debt securities, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive income, net of tax, as available-for-sale securities. Investments in securities with maturities of less than one year, or where management’s intent is to use the investments to fund current operations, or to make them available for current operations, are classified as short-term investments. Realized gains, realized losses and declines in value of securities judged to be other-than-temporary, are included in other income (expense) within the consolidated statements of operations. The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Interest earned on securities is also included in other income (expense) within the consolidated statements of operations.

The Company recognizes other-than-temporary impairment (“OTTI”) of a debt security for which there has been a decline in fair value below amortized cost if (i) management intends to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost basis of the security. The amount by which amortized cost exceeds the fair value of a debt security that is considered to have OTTI is separated into a component representing the credit loss, which is recognized in earnings, and a component related to all other factors, which is recognized in other comprehensive loss. The measurement of the credit loss component is equal to the difference between the debt security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. If the Company intends to sell the security, or if it is more likely than not it will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the amortized cost basis and fair value of the security. As the Company did not have available-for-sale securities as of December 31, 2022 and did not have any unrealized losses as of December 31, 2021, there was no OTTI of its available-for-sale securities as of either balance sheet date.

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

The NuvoGen obligation relates to an asset purchase transaction with a then-common stockholder of the Company (see Note 10). As of December 31, 2022, the estimated aggregate fair value of the NuvoGen obligation is approximately $3.9 million, determined using a Monte Carlo simulation with key assumptions including future revenue, volatility, discount and risk-free rates. The estimated fair value of the NuvoGen obligation represents a Level 3 measurement.

Inventory

Inventory is stated at the lower of cost or net realizable value. The Company determines the cost of inventory using the first-in, first out method. The Company estimates the recoverability of inventory by reference to internal estimates of future demands and product life cycles, including expiration. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value and records a charge to expense for such inventory as appropriate. The Company classifies inventory as long-term when it expects to utilize the inventory beyond its normal operating cycle.

The Company charges cost of sales for inventory provisions to write-down our inventory to the lower of cost or net realizable value or for obsolete or excess inventory. Most of its inventory provisions relate to excess quantities of products, based on our inventory levels and future product purchase commitments compared to assumptions about future demand and market conditions. Once inventory has been written-off or written-down, it creates a new cost basis for the inventory that is not subsequently written-up, any increase in demand forecasted or inventory value of such inventory is not realized until such inventory is sold.

Equipment that is under evaluation for purchase remains in inventory as the Company maintains title to the equipment throughout the evaluation period. The period of time customers use to evaluate the Company’s equipment generally ranges from 90 to 180 days, and in certain circumstances the evaluation period may need to be extended beyond that period. However, in no case will the evaluation period exceed one year. If the customer has not purchased the equipment or entered into a reagent rental agreement with the Company after evaluating the product for one year, the equipment is returned to the Company or the customer is allowed to continue use of the equipment, in which case the equipment is written off to selling, general and administrative expense in the consolidated statements of operations. HTG EdgeSeq instruments at customer locations under evaluation agreements are included in finished goods inventory. Finished goods inventory under evaluation was approximately $0.1 million and $0.2 million as of December 31, 2022 and 2021, respectively.

Property and Equipment

Property and equipment are stated at historical cost and depreciated over their useful lives, which range from three to five years, using the straight-line method. Equipment used in the field is amortized using the straight-line method over the lesser of the period of the related reagent rental or the estimated useful life. Leasehold improvements are amortized using the straight-line method over the lesser of the remaining lease term or the estimated useful life.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flow, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Although the Company has accumulated losses since inception, the Company believes the future cash flows will be sufficient to exceed the carrying value of the Company’s long-lived assets. There were no impairments of long-lived assets during the years ended December 31, 2022 and 2021.

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

Debt Issuance Costs and Debt Discounts

Costs incurred to issue non-revolving debt instruments are recognized as a reduction to the related debt balance in the consolidated balance sheets and amortized to interest expense over the contractual term of the related debt using the effective interest method. Costs incurred to issue the Loan Agreement with SVB were deferred as an asset in the consolidated balance sheets and are being amortized on a straight-line basis to interest expense over the term of the loan (see Note 8).

Contract Liabilities

Contract liabilities represent cash receipts for products or services to be delivered in future periods. When products or services are delivered to customers, contract liabilities are recognized as earned. Up-front fees received for custom RUO assay design are recognized over time based on the costs incurred to date compared with total expected costs as design or development procedures are completed and outputs are produced.

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

As the Company’s agreements for product and product-related services revenue have an expected duration of one year or less, the Company has elected the practical expedient to not disclose information about its remaining performance obligations.

The Company has also made a policy election to exclude from the measurement of the transaction price all taxes assessed by a government authority that are both imposed on and concurrent with a specific revenue producing transaction and collected by the Company from a customer. Such taxes may include but are not limited to sales, use, value added and certain excise taxes.

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

Research and Development Expenses

Research and development expenses represent costs incurred internally for and externally in support of research and development activities. These costs include those generated through research and development efforts for the improvement and expansion of the Company’s proprietary profiling technology and product offerings, and payroll, related expenses, consulting expenses, laboratory supplies, facilities and equipment costs incurred to complete development milestones associated with the Company's transcriptome-informed drug discovery business, HTG Therapeutics.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts and tax base of assets and liabilities using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established against net deferred tax assets for the uncertainty it presents of our ability to use the net deferred tax assets, in this case, primarily carryforwards of net operating tax losses and research and development tax credits. In assessing the realizability of net deferred tax assets the Company has assessed the likelihood that net deferred tax assets will be recovered from future taxable income, and to the extent that it is “more likely than not” that the assets will not be recovered or there is an insufficient history of operating profits, a valuation allowance is established. The Company records the valuation allowance in the period it determines that it is more likely than not that net deferred tax assets will not be realized. For the years ended December 31, 2022 and 2021, the Company has provided a full valuation allowance for all net deferred tax assets due to their current realization being considered remote in the near term. Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement. Therefore, for income tax positions where it is not more likely than not that a tax benefit will be sustained in a court of last resort, the Company does not recognize a tax benefit in its financial statements.

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

Adjustments resulting from translating foreign functional currency financial statements of the Company’s wholly owned subsidiary into U.S. Dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income in the consolidated statements of changes in stockholders' equity.

Comprehensive Loss

Comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized gains and losses on short-term available-for-sale investments and adjustments resulting from translating foreign functional currency financial statements into U.S. Dollars are included in comprehensive loss.

Concentration Risks

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains the majority of its cash balances in the form of cash deposits in checking and money market accounts in amounts in excess of federally insured limits. In accordance with the Loan Agreement, as of December 31, 2022, the Company's cash balances were held in operating accounts at and in a custodial account at U.S. Bank subject to a control agreement with Silicon Valley Bank. On March 12, 2023, the U.S. Treasury, Federal Reserve and FDIC announced that SVB depositors will have access to all of their money beginning on March 13, 2023. Management believes that the credit risk with regard to these deposits is not significant based on the quality of the financial institution or, with respect to deposits with SVB, as a result of the guarantee provided by the U.S. Treasury, Federal Reserve and FDIC.

The Company sells its instruments, consumables, sample processing services, custom RUO assay design and collaborative development services primarily to biopharmaceutical companies, academic institutions and molecular labs. The Company routinely assesses the financial strength of its customers and credit losses have been minimal to date.

The Company’s top two customers accounted for 16% and 14% of the Company’s total revenue for the year ended December 31, 2022, compared with the top two customers accounting for 20% and 10% of the Company’s total revenue for the year ended December 31, 2021. The largest three customers accounted for approximately 37%, 24% and 13% of the Company’s accounts receivable as of December 31, 2022. The largest two customers accounted for approximately 18% and 17% of the Company’s accounts receivable as of December 31, 2021. The third and fourth largest customers accounted for approximately 10% each of the Company’s accounts receivable as of December 31, 2021.

One vendor accounted for 13% of the Company’s accounts payable as of December 31, 2022, compared with two vendors who accounted for 28% and 16% of the Company’s accounts payable as of December 31, 2021.

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

Recent Accounting Pronouncements

The following are new FASB Accounting Standard Updates ("ASU") that had not been adopted by the Company as of December 31, 2022. The Company's management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions ("ASU 2022-03"), which amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. ASU 2022-03 applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years and interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and also simplifies the diluted earnings per share calculation in certain areas. The standard is effective for the Company effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, and adoption must be as of the beginning of the Company’s annual fiscal year. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which was subsequently amended by ASU 2018-19, ASU 2019-10 and ASU 2020-02, and requires the measurement of expected credit losses for financial instruments carried at amortized cost held at the reporting date based on historical experience, current conditions and reasonable forecasts. The updated guidance also amends the current other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. With the issuance of ASU 2019-10 in November 2019, the standard will be effective for the Company for fiscal years and interim periods within those fiscal years beginning after December 15, 2022. The Company's adoption of this standard on January 1, 2023 is not expected to have a material impact on its consolidated financial statements or related footnote disclosures, given the high credit quality of the obligors to its available-for-sale debt securities and its history of minimal bad debt expense relating to trade accounts receivable.

Note 3. Inventory

Inventory - current, net of allowance, consisted of the following as of the dates indicated:

	December 31,
	2022	2021
Raw materials	$426,516	$1,253,111
Work in process	113,063	312,803
Finished goods	394,016	447,145
Total gross inventory - current	933,595	2,013,059
Less general inventory allowance	(24,267)	(25,306)
	$909,328	$1,987,753

Inventory - non-current, net of excess inventory allowance, included in other non-current assets on the consolidated balance sheets, consisted of the following as of the dates indicated:

	December 31,
	2022	2021
Raw materials - non-current, net	$244,915	$711,296
Work in process - non-current, net	81,958	—
Finished goods - non-current	73,930	—
	$400,803	$711,296

For the year ended December 31, 2022, the Company recorded adjustments to its specific inventory reserve of $49,249, to reflect the projected obsolescence of a specific inventory item, and to the general inventory allowance for estimated shrinkage, obsolescence and cycle count adjustments of $44,762. In addition, the Company recorded a provision for excess inventory of approximately $1.1 million, primarily related to the write-down of estimated excess quantities of raw materials, whose inventory levels are higher than our updated forecasts of future demand for those products.

For the year ended December 31, 2021, the Company recorded adjustments to the general inventory allowance of approximately $0.2 million. Adjustments in these periods to the general, specific and excess inventory allowances have been included in cost of product and product-related services revenue in the accompanying consolidated statements of operations.

Note 4. Fair Value

Financial assets and liabilities measured at fair value are classified in their entirety in the fair value hierarchy, based on the lowest level input significant to the fair value measurement. The following table classifies the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2022 and 2021, respectively, in the fair value hierarchy:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$10,753,684	$—	$—	$10,753,684
Total	$10,753,684	$—	$—	$10,753,684

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$9,083,302	$—	$—	$9,083,302
Investments available-for-sale at fair value
Corporate debt securities	—	12,343,456	—	12,343,456
Total	$9,083,302	$12,343,456	$—	$21,426,758

There were no other financial instruments subject to fair value measurement on a recurring basis. Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the years ended December 31, 2022 and 2021.

Level 1 instruments include investments in money market securities. These instruments are valued using quoted market prices for identical unrestricted instruments in active markets. The Company defines active markets for debt instruments based on both the average daily trading volume and the number of days with trading activity. Level 2 instruments as of December 31, 2021 included corporate debt securities, including commercial paper and corporate bonds. Valuations of Level 2 instruments can be verified to quoted prices, recent trading activity for identical or similar instruments, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. Consideration is given to the nature of the quotations (e.g. indicative or firm) and the relationship of recent market activity to the prices provided from alternative pricing sources.

Fair values of these assets are based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not adjust any of the valuations received from these third parties with respect to any of its Level 1 or 2 securities for either of the years ended December 31, 2022 or 2021 and did not have any Level 3 financial assets or liabilities during either of these periods.

Note 5. Available-for-Sale Securities

The Company did not have any investments in available-for-sale securities as of December 31, 2022. The Company's portfolio of available-for-sale securities as of December 31, 2021 consisted of high credit quality corporate debt securities. The following is a summary of the securities as of that date:

	December 31, 2021
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
Corporate debt securities	$12,343,456	$—	$—	$12,343,456
Total available-for-sale securities	$12,343,456	$—	$—	$12,343,456

There were no gross unrealized gains or losses related to the Company's available-for-sale securities investments as of December 31, 2022 or 2021. There were no net adjustments to unrealized holding gains on short-term investments, net of tax in other comprehensive income for the years ended December 31, 2022 and 2021.

Note 6. Property and Equipment

Property and equipment, net consisted of the following as of the dates indicated:

	December 31,
	2022	2021
Furniture & fixtures	$756,065	$872,877
Leasehold improvements	1,938,981	1,931,762
Equipment used in manufacturing	1,863,976	2,432,242
Equipment used in research & development	2,080,319	2,343,930
Equipment used in the field	159,563	216,218
Software	469,408	480,740
Property and equipment	7,268,312	8,277,769
Less: accumulated depreciation and amortization	(6,670,306)	(7,158,883)
	$598,006	$1,118,886

Depreciation and leasehold improvement amortization expense was approximately $0.6 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively.

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following as of the dates indicated:

	December 31,
	2022	2021
Accrued employee bonuses	$1,252,622	$1,254,355
Payroll and employee benefit accruals	416,070	389,385
Accrued professional fees	355,377	47,594
Other accrued liabilities	185,537	331,235
	$2,209,606	$2,022,569

Note 8. Debt Obligations

Current portion of long-term debt consisted of the following as of the dates indicated:

	December 31,
	2022	2021
SVB Term Loan, net of discount and debt issuance costs	$3,812,498	$5,000,000
2021 Insurance Note	—	167,586
	$3,812,498	$5,167,586

Long-term debt, net of current portion, discount and debt issuance costs, consisted of the following as of the dates indicated:

	December 31,
	2022	2021
SVB Term Loan, net of discount and debt issuance costs	$-	$5,178,629

SVB Term Loan

On June 24, 2020 (the “Closing Date”), the Company entered into the SVB Term Loan with SVB, which provided a secured term loan in the principal amount of $10.0 million. The proceeds from the SVB Term Loan were fully funded on June 25, 2020.

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

Prepayments of the SVB Term Loan, in whole or in part, are subject to early termination fees in an amount equal to 1.0% of principal prepaid if prepayment occurs after the second anniversary of the Closing Date and prior to the maturity date. Upon termination of the Loan Agreement, the Company is required to pay a final fee premium equal to 8.00% of the principal amount of the SVB Term Loan.

In July 2022, the Company and SVB entered into an amendment to the SVB Term Loan (the "Term Loan Amendment"). Under the Term Loan Amendment, the Company and SVB agreed to remove the financial covenant under the Loan Agreement that had required the Company to maintain unrestricted cash, including short term investments available-for-sale, of not less than the greater of (i) $12.5 million and (ii) an amount equal to six times the amount of the Company's average monthly Cash Burn (as defined in the Loan Agreement) over the trailing three months. In exchange for this accommodation, the Company prepaid $2.5 million of outstanding principal under the Term Loan (the "Prepayment"). SVB waived the prepayment fee that otherwise would have applied to the Prepayment. The remaining outstanding principal amount due under the Term Loan will continue to be paid in equal monthly payments of principal and interest through the maturity date of December 1, 2023. The Term Loan Amendment was accounted for as a modification of the original SVB Term Loan.

On March 10, 2023, the FDIC took control and was appointed receiver of SVB. The SVB Term Loan remains intact and the Company will continue to make required payments through the end of the current year, at which time the SVB Term Loan will be repaid in full.

The Company’s obligations under the Loan Agreement are secured by a security interest in substantially all of its assets, excluding intellectual property (which is subject to a negative pledge), and the Company’s future subsidiaries, if any, may be required to become co-borrowers or guarantors under the Loan Agreement. If we default under our obligations under the SVB Term Loan, including as a result of a material adverse change, as defined in the SVB Term Loan, the lender could proceed against the collateral granted to them to secure our indebtedness or declare all obligations under the SVB Term Loan to be due and payable. The determination as to whether a material adverse change has occurred is not within the Company's control and it is unclear how the current managers of Silicon Valley Bridge Bank will view the SVB Term Loan from a risk standpoint and what actions they may elect to take under the SVB Term Loan to protect the financial interests of the lender.

The remaining principal repayments due under the SVB Term Loan as of December 31, 2022 are as follows:

2023	$3,235,294
Less discount and deferred financing costs	(222,796)
Plus final fee premium	800,000
Total SVB Term Loan, net	$3,812,498

The Company included $0.2 million and $0.6 million of debt discount associated with the SVB Term Loan, resulting from fees and debt issuance costs, inclusive of the fair value of warrants issued, in current portion of long-term debt, net of discount and debt issuance costs and long-term debt, net of current portion, discount and debt issuance costs, respectively, in the accompanying consolidated balance sheets as of December 31, 2022 and 2021, respectively. Amortization of the debt discount associated with the SVB Term Loan was $0.4 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively, and was included in interest expense in the consolidated statements of operations. The effective interest rates for the years ended December 31, 2022 and 2021 were 16.15% and 10.47%, respectively.

Insurance Note

In May 2021, the Company entered into a new commercial financing agreement to extend the payment period related to its directors and officers insurance policy (the “2021 Insurance Note”). The 2021 Insurance Note required a down payment to be made upon signing the agreement equal to approximately $0.4 million. The remaining unpaid premium balance of approximately $0.7 million was financed at an annual rate of 3.57% and was repaid in nine equal monthly payments of principal and interest through February 2022.

In May 2022, the Company entered into a new commercial financing agreement to extend the payment period related to its directors and officers insurance policy (the "2022 Insurance Note"). The 2022 Insurance Note required a down payment to be made upon signing the agreement equal to approximately $0.3 million. The remaining unpaid premium balance of approximately $0.8 million was financed at an annual rate of 3.32% and was to be repaid in nine equal monthly payments of principal and interest beginning in June 2022. The 2022 Insurance Note contained customary events of default relating to, among other things, payment defaults and breaches of representations, warranties or terms of the 2022 Insurance Note documents, and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. In November 2022, the Company prepaid the remainder of the 2022 Insurance Note.

Note 9. Revenue from Contracts with Customers

Product and Product-related Services Revenue

The Company had product and product-related services revenue consisting of revenue from the sale of instruments and consumables and the use of the HTG EdgeSeq proprietary technology to process samples and design custom RUO assays for the years ended December 31, 2022 and 2021 as follows:

	Years Ended December 31,
	2022	2021
Product revenue:
Instrument	$609,627	$1,385,665
Consumables	3,140,420	3,786,923
Total product revenue	3,750,047	5,172,588
Product-related services revenue:
Custom RUO assay design	20,000	48,350
RUO sample processing	2,596,173	3,685,890
Total product-related services revenue	2,616,173	3,734,240
Total product and product-related services revenue	$6,366,220	$8,906,828

Revenue by primary geographic market for the years ended December 31, 2022 and 2021 was as follows:

	December 31, 2022
	United States	Europe	Other
Product revenue	1,904,025	1,839,445	6,577
Product-related services revenue	2,237,691	358,905	19,577
Total product and product-related services revenue	$4,141,716	$2,198,350	$26,154

	December 31, 2021
	United States	Europe	Other
Product revenue	3,114,818	2,026,728	31,042
Product-related services revenue	3,063,381	198,336	472,523
Total product and product-related services revenue	$6,178,199	$2,225,064	$503,565

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

Custom RUO Assay Design

The Company enters into custom RUO assay design agreements that may generate up-front fees and subsequent payments that may be earned upon completion of design process phases. The Company measures progress toward complete satisfaction of its performance obligation to perform custom RUO assay design procedures using an output method based on the costs incurred to date compared with total expected costs, as this is representative of the delivery of outputs under the arrangements and the best measure of progress. However, because in most instances the assay development fees are contingent upon completion of each phase of the design project and the decision of the customer to proceed to the next phase, the amount to be included in the transaction price and recognized as revenue is limited to that which the customer is contractually obligated to pay upon completion of that phase, which is when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Changes in estimates of total expected costs are accounted for prospectively as a change in estimate. From period to period, custom RUO design services revenue can fluctuate substantially based on the completion of design-related phases.

The Company did not recognize any custom RUO assay design revenue from performance obligations that were satisfied in previous periods during the years ended December 31, 2022 or 2021.

Contract Liabilities

The Company may receive up-front payments from customers for custom RUO assay design and sample processing services. In addition, payments for instrument extended warranty contracts are required to be made in advance. The Company recognizes such up-front payments as contract liabilities. The contract liabilities are subsequently reduced as revenue is recognized. Contract liabilities of approximately $0.2 million and $0.1 million were included in other current liabilities as of December 31, 2022 and 2021, respectively, and an additional immaterial amount of contract liabilities were included in other non-current liabilities as of each date in the consolidated balance sheets reflecting the period in which the Company expects to realize the deferred revenue.

Changes in the Company’s contract liabilities were as follows as of the dates indicated:

	Product Revenue	Sample Processing	Total Contract Liability
Balance at January 1, 2022	$128,529	$30,621	$159,150
Deferral of revenue	293,158	197,904	491,062
Recognition of deferred revenue	(274,973)	(201,525)	(476,498)
Balance at December 31, 2022	$146,714	$27,000	$173,714

	Product Revenue	Sample Processing	Total Contract Liability
Balance at January 1, 2021	$103,580	$93,884	$197,464
Deferral of revenue	286,349	587,091	873,440
Recognition of deferred revenue	(261,400)	(650,354)	(911,754)
Balance at December 31, 2021	$128,529	$30,621	$159,150

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

Pursuant to the latest amendment to the agreement, the Company is obligated to pay the greater of $0.4 million or 6% of annual revenue until the obligation is paid in full. The Company paid yearly fixed fees, in quarterly installments, to NuvoGen of $0.4 million as well as revenue-based payments of approximately $0.1 million during the years ended December 31, 2022 and 2021, respectively, for the amount by which 6% of revenue exceeded the applicable fixed fee. Beginning on January 1, 2019 and continuing until the remaining obligation has been paid in full, interest on the remaining unpaid obligation is being accrued and will compound annually at a rate of 2.5% per year. Accrued interest related to this obligation is payable on the date that the remaining obligation is paid in full.

Minimum payments to be made in 2023 include $46,031 of revenue-based payments payable as of December 31, 2022 and an estimate of additional revenue-based payments to be made throughout the remainder of 2023 relating to revenue generated in the first, second and third quarters of 2023 using actual revenue generated in the same quarters in 2022. Minimum payments for the remaining years include only the minimum payments for each year. Actual payments could be significantly more than provided in the table, to the extent that 6% of the Company’s annual revenue in those years exceeds $0.4 million:

2023	$446,031
2024	400,000
2025	400,000
2026	400,000
2027	400,000
2028 and beyond	1,863,438
Total NuvoGen obligation payments	3,909,469
Plus interest accretion	55,620
Total NuvoGen obligation, net	$3,965,089

The Company recorded the obligation at the estimated present value of the future payments using a discount rate of 2.5%, which represented the Company’s estimate of its effective borrowing rate for similar obligations. The unamortized interest accretion was $(55,620) and $(67,088) as of December 31, 2022 and 2021, respectively. Discount accreted during the years ended December 31, 2022 and 2021 was $(11,467), and $(12,288), respectively, and was included in interest expense in the consolidated statements of operations.

Note 11. Leases

Operating Leases

The Company leases office space under agreements classified as operating leases. The Company’s active leases as of December 31, 2022 relate to the Company’s office and manufacturing space in Tucson, Arizona, and expire in 2025. The Company’s leases do not include any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees.

The Company amended its Tucson facility leases in September 2021 to extend the terms of the leases for three years through January 31, 2025. The lease extension was treated as a lease modification for accounting purposes, and allows for an additional extension of two years on the same terms and conditions of the existing amended lease agreement, except that the lease rates would be adjusted to reflect lease rates applicable to like-kind buildings within the market at the time that the Company elects to exercise the extension options, but in no event less than the last applicable rental rate. The Company has not accounted for these renewal options in the calculation of the lease liabilities and right-of-use assets as the Company is not reasonably certain to exercise the options.

In the fourth quarter of 2022, the Company recorded an increase to its operating lease liability as the result of leasehold improvements financed by the landlord, to be repaid in equal installments over the remaining term of the lease.

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

The components of lease cost for operating leases were as follows:

	Years Ended December 31,
	2022	2021
Operating leases
Operating lease cost	$483,956	$503,130
Variable lease cost	99,989	88,708
Total rent expense	$583,945	$591,838

The table below summarizes other information related to the Company’s operating leases:

	Years Ended December 31,
	2022	2021
Cash paid for amounts included in measurement of operating lease liabilities	$487,673	$514,453
Establishment of operating lease liabilities arising from obtaining right-of-use- assets	77,385	1,302,457
Weighted-average remaining lease term – operating leases	2.1	3.1
Weighted-average discount rate – operating leases	5.8%	5.8%

Remaining maturities of the Company’s operating leases, included in operating lease liabilities – current and operating lease liabilities - non-current, net of discount, in the consolidated balance sheets as of December 31, 2022, are as follows:

2023	$521,467
2024	521,379
2025	43,444
Total	1,086,290
Less present value discount	(64,840)
Total operating lease liabilities	1,021,450
Less operating lease liabilities - current	(475,126)
Operating lease liabilities - non-current	$546,324

Financing Leases

The Company has a small number of computer and copier equipment leases that are classified as financing leases. Incremental borrowing rates used to discount future lease payments in calculating lease liabilities were estimated by reference to information received by the Company from bankers regarding estimated current borrowing rates for collateralized loans with similar amount and duration as the leases. The Company did not have any material financing leases as of either the year ended December 31, 2022 or 2021.

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

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for the periods presented:

	Years Ended December 31,
	2022	2021
Numerator:
Net loss	$(21,594,476)	$(17,145,170)
Denominator:
Weighted-average shares outstanding-basic and diluted *	889,284	578,011
Net loss per share, basic and diluted	$(24.28)	$(29.66)

*Reflects the retrospective adjustment related to the reverse stock split completed on December 20, 2022.

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Years Ended December 31,
	2022	2021
Options to purchase common stock	76,099	46,611
Series A Preferred	—	13,212
Common stock warrants	3,164,267	4,890
Unvested restricted stock units	1,041	2,598

Note 13. Warrants

In connection with certain of its redeemable convertible preferred stock issuances, debt agreements, convertible debt and other financing arrangements, the Company has issued warrants for shares of its common stock and various issues of its redeemable convertible preferred stock which have since been converted to common stock warrants.

In connection with the March 2022 Securities Purchase Agreement (see Note 14), the Company issued and sold pre-funded warrants exercisable for an aggregate of 200,911 shares of common stock. The pre-funded warrants had an exercise price of $0.012 per share and were exercised in full in May 2022 for proceeds of $2,411. The Company also issued and sold to the investor common warrants to purchase 270,415 shares of common stock that will expire on March 17, 2024 and common warrants to purchase an additional 270,415 shares of common stock that will expire on September 17, 2027. Each of these common warrants became exercisable commencing September 21, 2022 and has an exercise price of $24.744 per share.

In connection with the December 2022 Securities Purchase Agreement (see Note 14), the Company issued and sold pre-funded warrants exercisable for an aggregate of 1,188,322 shares of common stock. The pre-funded warrants had an exercise price of $0.001 per share and were exercised in full in December 2022 for proceeds of $1,188. The Company also issued and sold to the investor warrants to purchase 1,290,322 shares of common stock that will expire on December 23, 2027 and warrants to purchase an additional 1,290,322 shares of common stock that will expire on December 23, 2024. Each of these common warrants became exercisable commencing December 23, 2022 and has an exercise price of $7.50 per share.

Also in connection with the December 2022 Securities Purchase Agreement, the Company issued warrants to purchase up to an aggregate of 38,709 shares of common stock to designees of the placement agent for the transaction. The warrants issued to the placement agent have substantially the same terms as the warrants above, except the placement agent warrants have an exercise price of $9.6875 per share and expire on December 21, 2027.

The following table shows the common stock warrants outstanding as of December 31, 2022:

Warrant Issuance Date	Shares of Common Stock Underlying Warrants	Exercise Price/Share	Expiration Date
August 2014	159	$4,231.80	2024
March 2016	251	496.80	2026
March 2018	100	1,391.40	2028
June 2020	3,574	139.878	2030
March 2022	270,415	24.74	2024
March 2022	270,415	24.74	2027
December 2022	1,290,322	7.50	2024
December 2022	1,290,322	7.50	2027
December 2022	38,709	9.6875	2027

Note 14. Stockholders’ Equity

Reverse Stock Split

On December 20, 2022, the Company completed a reverse stock split of its outstanding shares of common stock pursuant to which every 12 shares of issued and outstanding common stock were exchanged for one share of common stock. No fractional shares were issued in the reverse stock split. Instead, fractional shares that would have otherwise resulted from the stock split were purchased by us at the applicable percentage of $8.20 per share. All share and per share amounts included within these consolidated financial statements have been retrospectively adjusted to reflect the reverse stock split.

Equity Offerings

September 2019 Securities Purchase Agreement

In September 2019, concurrently with the closing of an underwritten public offering, the Company entered into a Securities Purchase Agreement (the "September 2019 Securities Purchase Agreement") with certain institutional accredited investors (the "Purchasers"), pursuant to which the Company sold the Purchasers, in a private placement transaction, warrants to purchase up to an aggregate of 30,064 shares of its common stock ("Warrant Shares"), at a price of $115.20 per warrant (which $115.20 price related to the pre-funded portion of the total $117.00 exercise price per share). Each pre-funded warrant had a remaining exercise price of $1.80 per share and became immediately exercisable upon issuance, subject to certain beneficial ownership limitations. In June 2021, the remaining 12,416 pre-funded warrants were exercised on a cashless, net exercise basis, resulting in the issuance of 12,073 shares of common stock.

ATM Offering

In November 2019, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. ("Cantor") as sales agent, pursuant to which the Company was able to offer and sell, from time to time, through Cantor, shares of its common stock, par value $0.001 per share, by any method deemed to be an "at the market offering" as defined by rule 415(a)(4) under the Securities Act (the "ATM Offering").

During the year ended December 31, 2021, the Company sold 170,907 shares of common stock under the ATM Offering at then-market prices for net proceeds of approximately $10.7 million after paying sales commissions of approximately $0.3 million.

LP Purchase Agreement

In March 2020, the Company entered into a purchase agreement ("LP Purchase Agreement") with Lincoln Park Capital Fund, LLC ("Lincoln Park"), pursuant to which, upon the terms and subject to the conditions and limitations set forth therein, the Company had the right to sell to Lincoln Park up to $20.0 million of shares of its common stock ("Purchase Shares") from time to time over the 36-month term of the LP Purchase Agreement. During the year ended December 31, 2021, the Company sold 12,864 shares of common stock under the LP Purchase Agreement at a weighted average price of $69.96 per share for total gross proceeds of approximately $0.9 million. The LP Purchase Agreement is no longer in effect.

Exchange and Private Placement

In February 2020, the Company entered into an Exchange and Purchase Agreement with certain accredited investors pursuant to which the Company agreed to (i) issue the investors an aggregate of 41,100 shares of its newly designated Series A Convertible Preferred Stock, par value $0.001 per share ("Series A Preferred"), in exchange for the investors surrendering to the Company for cancellation an aggregate of 22,833 shares of its common stock and (ii) sell and issue to the investors an aggregate of 10,170 shares of Series A Preferred for an aggregate purchase price of $0.6 million, or $59.00 per share.

In March 2022, the remaining 23,770 shares of Series A Preferred were converted by the investors into an aggregate of 13,206 shares of common stock. Accordingly, no shares of Series A Preferred are outstanding as of December 31, 2022. All of the previously designated Series A Preferred have resumed the status of authorized, unissued and undesignated preferred stock, which may be designated from time to time by the Company's Board of Directors.

March 2022 Securities Purchase Agreement

In March 2022, the Company entered into a Securities Purchase Agreement (the “March 2022 Securities Purchase Agreement”) with a single investor pursuant to which it agreed to issue to the investor 270,415 units at a price of $27.744 per unit (less $0.012 for each pre-funded warrant purchased in lieu of a share of common stock) for net proceeds, after deducting the placement agent fees and other estimated fees and expenses, of approximately $7.0 million. Each unit consists of one share of common stock (or one pre-funded warrant in lieu thereof), a common warrant to purchase one share of common stock with a term of 24 months from the issuance date, and a common warrant to purchase one share of common stock with a term of 66 months from the issuance date. Each of the common warrants became exercisable commencing on September 21, 2022 and has an exercise price of $24.744 per share. Each pre-funded warrant has an exercise price of $0.012 per share and does not expire until exercised in full. The pre-funded warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof would exceed 9.99% immediately after exercise thereof. In May 2022, the 200,911 pre-funded warrants were exercised for proceeds of $2,411.

The common warrants issued in this transaction may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof would exceed 4.99% immediately after exercise thereof, which ownership cap may be increased by the holder up to 9.99% upon 61 days’ prior notice.

Cantor served as the placement agent in connection with the March 2022 Securities Purchase Agreement. The Company paid Cantor a fee of approximately $0.3 million plus reimbursement for certain out-of-pocket expenses for its role as placement agent and has incurred approximately $0.2 million of additional transaction costs.

December 2022 Securities Purchase Agreement

In December 2022, in connection with a best-efforts public offering, the Company entered into a Securities Purchase Agreement (the "December 2022 Securities Purchase Agreement") with a certain institutional investor, pursuant to which the Company sold the investor 1,290,322 units at a combined public offering price of $7.75 per share (less $0.001 for each pre-funded warrant purchased in lieu of a share of common stock) for net proceeds, after deducting the Placement Agent fees and expenses and other estimated fees and expenses, of approximately $8.7 million. Each unit consisted of one share of common stock (or one pre-funded warrant in lieu thereof), a common warrant to purchase one share of common stock with a term of 24 months from the issuance date, and a common warrant to purchase one share of common stock with a term of 60 months from the issuance date.

The common warrants issued in this transaction may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof would exceed 4.99% immediately after exercise thereof, which ownership cap may be increased by the holder up to 9.99% upon 61 days’ prior notice.

Each pre-funded warrant had an exercise price of $0.001 per share and did not expire until exercised in full. In December 2022, the 1,188,322 pre-funded warrants were exercised for proceeds of $1,188. Each of the common warrants became immediately exercisable upon issuance and has an exercise price of $7.50 per share. The exercise price of the warrants issued in this agreement is subject to adjustment for stock split, reverse splits and similar capital transactions as described in the warrants.

H.C. Wainwright & Co., LLC (the "Placement Agent") served as the exclusive placement agent in connection with the December 2022 Securities Purchase Agreement. The Company paid the Placement Agent a cash fee of 6.5% of the aggregate gross proceeds raised at the closing of the December 2022 Securities Purchase Agreement, plus a management fee equal to 0.5% of the gross proceeds raised at the closing, and reimbursement of certain expenses and legal fees in the amount of $125,000. The Company also issued to designees of the Placement Agent warrants to purchase up to an aggregate of 38,709 shares of common stock (the “Placement Agent warrants”). The Placement Agent warrants have substantially the same terms as the warrants issued under the December 2022 Securities Purchase Agreement, except the Placement Agent warrants have an exercise price of $9.6875 per share and expire on December 21, 2027.

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

Series A Preferred Stock

In October 2022, the Company entered into a Purchase Agreement (the "Purchase Agreement" with Ann Hanham, Ph.D., the Chair of the Company's Board of Directors (the "Purchaser"), pursuant to which the Company agreed to issue and sell one share of the Company's newly designated Series A Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock"), to the Purchaser for a purchase price of $100.00. The Series A Preferred Stock was non-convertible, generally had voting rights only with respect to a proposal to authorize a reverse split of our common stock, and was automatically redeemed in an event certain to occur. On November 29, 2022, the one share of Series A Preferred Stock was redeemed for $100.00 upon stockholder approval of a reverse stock split.

Stock-based Compensation

The Company incurs stock-based compensation expense relating to the grants of RSUs and stock options to employees, non-employee directors and consultants under its equity incentive plans and through stock purchase rights granted under the ESPP.

Equity Incentive Plans

In August 2020, the Company’s stockholders, upon the recommendation of the Company’s Board of Directors, approved the 2020 Equity Incentive Plan (the “2020 Plan”) as a successor to and continuation of the previous 2001 Stock Option Plan, 2011 Equity Incentive Plan and 2014 Equity Incentive Plan (the "2014 Plan"). Upon approval of the 2020 Plan, 62,057 shares, including 5,712 remaining shares reserved for issuance under the 2014 Plan (excluding shares available for the granting of inducement awards under the 2014 Plan’s inducement share pool), were reserved for issuance under the 2020 Plan. No new awards may be granted under the 2001, 2011 or 2014 equity plans.

There were 16,668 shares of the Company’s common stock available for issuance under the 2020 Plan as of December 31, 2022 in addition to shares that may become available from time to time as shares of our common stock subject to outstanding awards granted under the 2014 Plan (excluding Inducement Awards) or the 2011 Plan that, following the effective date of the 2020 Plan (i) are not issued because such award or any portion thereof expires or otherwise terminates without all of the shares covered by such award having been issued; (ii) are not issued because such award or any portion thereof is settled in cash; or (iii) are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such shares. The 2020 Plan does not contain an evergreen provision.

In July 2021, the Company’s Board of Directors adopted the Company’s 2021 Inducement Plan (the “2021 Inducement Plan”), pursuant to which 25,000 shares were initially authorized and reserved for issuance exclusively for the grant of awards to individuals who were not previously employees or non-employee directors of the Company, as inducement material to the individuals’ entering into employment with the Company (“Inducement Awards”). There were 13,961 shares of the Company’s stock available for issuance under the 2021 Inducement Plan as of December 31, 2022, in addition to shares that may become available from time to time as shares of the Company’s common stock subject to outstanding awards granted under the 2021 Inducement Plan are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such shares.

The Company’s Board of Directors determines the grant date for all awards granted under the equity plans. The exercise price of stock options granted is generally equal to the closing price of the Company’s common stock on the date of grant. All stock options granted have a ten-year term. The vesting period of stock options and RSUs is established by the Company’s Board of Directors but typically ranges between one and four years.

Amounts recognized in the consolidated statements of operations with respect to the Company’s equity incentive plans were as follows:

	Years Ended December 31,
	2022	2021
Selling, general and administrative	$559,226	$1,154,000
Research and development	197,705	141,281
Cost of product and product-related services revenue	17,229	22,074
	$774,160	$1,317,355

The following table summarizes stock option activity (including Inducement Award activity) during the two-year period ended December 31, 2022:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at January 1, 2021	40,602	$201.36	8.6	$1,536
Granted	12,819	65.40
Exercised	(6)	52.20		$107
Forfeited	(4,406)	143.76
Expired/Cancelled	(2,398)	244.68
Balance at December 31, 2021	46,611	$167.16	8.2	$30,267
Granted	39,667	12.91
Exercised	—	—
Forfeited	(4,944)	66.58
Expired/Cancelled	(5,235)	292.56
Balance at December 31, 2022	76,099	$84.73	8.3	$-
Exercisable at December 31, 2021	24,915	$241.68	7.4	$6,269
Exercisable at December 31, 2022	38,096	$142.34	7.6	$-

The weighted-average fair value of stock options granted was $10.50 and $52.56 for the years ended December 31, 2022 and 2021, respectively. Stock option activity includes 8,748 Inducement Awards outstanding as of December 31, 2022, including 3,332 Inducement Awards granted and 3,750 Inducement Awards cancelled or forfeited during the year ended December 31, 2022 and 9,166 Inducement Awards granted during the year ended December 31, 2021. As of December 31, 2022, total unrecognized compensation cost related to non-vested stock options was approximately $0.8 million, which is expected to be recognized over approximately 1.87 years.

The fair value of each stock option granted has been determined using the Black-Scholes option pricing model. The material factors incorporated in the Black-Scholes model in estimating the fair value of the stock options granted for the periods presented were as follows:

	2022	2021
Fair value of common stock on grant date	$8.28 - 49.27	$48.84 - 75.00
Risk-free interest rate	1.53% - 3.64%	0.85% - 1.20%
Expected volatility	89.6% - 110.7%	104.2% - 107.3%
Expected term	5.5 to 5.8 years	5.2 to 6.1 years
Expected dividend yield	0%	0%

•
Expected stock price volatility. The expected volatility assumption is derived from the volatility of the Company’s common stock during the years ended December 31, 2022 and 2021.
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

The following table summarizes RSU activity (including Inducement Award activity) during the two-year period ended December 31, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at January 1, 2021	1,017	$343.32
Granted	2,500	62.40
Released	(377)	349.56
Forfeited	(542)	290.16
Balance at December 31, 2021	2,598	$83.16
Granted	416	8.29
Released	(1,139)	110.47
Forfeited	(626)	62.50
Balance at December 31, 2022	1,249	$44.40
Vested and unissued at December 31, 2022	208	$62.42

The weighted-average fair value of RSUs granted was $8.29 and $62.40 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, total unrecognized compensation cost related to non-vested RSUs was approximately $41,600, which is expected to be recognized over approximately 0.91 years.

RSU activity includes 1,249 Inducement Awards outstanding as of December 31, 2022, including 416 Inducement Awards granted, 1,041 Inducement Awards released and 626 Inducement Awards forfeited during the year ended December 31, 2022 and 2,500 Inducement Awards granted in the year ended December 31, 2021.

Vested and unissued awards at December 31, 2022 represents RSU awards granted in November 2021 for which a portion of the awards vested on December 31, 2022, but for which issuance of shares occurred in January 2023.

2014 Employee Stock Purchase Plan

In April 2015, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan (the “2014 ESPP"), which became effective in May 2015. Under the 2014 ESPP, the number of shares of common stock reserved for issuance automatically increased on January 1 of each calendar year, from January 1, 2016 to January 1, 2021 by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (ii) 1,083 shares, or (iii) a number determined by the Company’s Board of Directors that is less than (i) and (ii). The 2014 ESPP enables participants to contribute up to 15% of such participant’s eligible compensation during a defined period (not to exceed 27 months) to purchase common stock of the Company. The purchase price of common stock under the 2014 ESPP is the lesser of: (i) 85% of the fair market value of a share of the Company’s common stock on the first day of an offering or (ii) 85% of the fair market value of the Company’s common stock at the applicable purchase date.

In August 2021, the Company’s stockholders, upon the recommendation of the Company’s Board of Directors, approved the Amended and Restated 2014 Employee Stock Purchase Plan (the “Amended 2014 ESPP”). Upon approval of the Amended 2014 ESPP, 41,666 shares of the Company’s common stock were reserved for issuance under the Amended 2014 ESPP in addition to 2,023 shares of the Company’s common stock reserved for issuance under the original 2014 ESPP. The Amended 2014 ESPP does not contain an evergreen provision; all other provisions of the 2014 ESPP remained unchanged.

Amounts recognized in the consolidated statements of operations with respect to the Amended 2014 ESPP were as follows:

	Years Ended December 31,
	2022	2021
Selling, general and administrative	$22,187	$34,219
Research and development	11,046	11,643
Cost of product and product-related services revenue	7,114	11,807
	$40,347	$57,669

During the year ended December 31, 2022, employees purchased the following shares at the end of each of the six-month purchase periods:

	June 2022		December 2022
	Number of Shares	Price per Share	Number of Shares	Price per Share
Total number of shares purchased	4,083	$5.71	2,792	$5.10

During the year ended December 31, 2021, employees entering the plan at various times throughout the offering period purchased the following shares at the end of each of the six-month purchase periods:

	June 2021		December 2021
	Number of Shares	Price per Share	Number of Shares	Price per Share
Total number of shares purchased	1,136	$47.04	1,693	$42.72

As of December 31, 2022, approximately 35,120 shares of the Company’s common stock were reserved for future issuance under the Amended 2014 ESPP.

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

The material factors incorporated in the Black-Scholes model in estimating the fair value of employee stock purchase plan stock purchase rights for the periods presented were as follows:

	2022	2021
Fair value of common stock	$6.00 - 49.80	$56.04 - 70.20
Risk-free interest rate	0.11% - 2.25%	0.04% - 0.08%

Expected volatility	64.9% - 96.7%	71.9% - 89.2%
Expected term	0.5 years	0.5 years
Expected dividend yield	0%	0%

•
Fair value of common stock. Estimated as the price of the Company’s common stock on the first day of each offering period.
•
Expected stock price volatility. The expected volatility assumption is derived from the volatility of the Company’s common stock in recent periods for the years ended December 31, 2022 and 2021.
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

Product Warranty

The following is a summary of the Company’s general product warranty liability. Product warranty liabilities of approximately $73,000 and $15,000 were included in accrued liabilities and other non-current liabilities, respectively, in the accompanying consolidated balance sheets as of December 31, 2022. Expense relating to the recording of this reserve is recorded in cost of product and product-related services revenue within the accompanying consolidated statements of operations.

December 31,
2022	2021

Beginning balance	$120,385	$92,696
Cost of warranty claims	(147,192)	(166,641)
Increase in warranty reserve	115,089	194,330
Ending balance	$88,282	$120,385

Defined Contribution Plan

In January 2003, the Company established a defined contribution plan (“401(k) Plan”) under section 401(k) of the Internal Revenue Code of 1986, as amended. All employees who are over the age of 21 and who are expected to work at least 1,000 hours in a calendar year are eligible for participation in the 401(k) Plan upon commencement of employment with the Company. The Company may make discretionary contributions to the 401(k) Plan but has not done so during the years ended December 31, 2022 and 2021.

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

The Company periodically reviews its filing positions for all open tax years in all U.S. federal, state and international jurisdictions where the Company is or might be required to file tax returns or other required reports. The Company applies a two-step approach to recognizing and measuring uncertain tax positions. The Company evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is “more likely than not” that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The term “more likely than not” means a likelihood of more than 50 percent. If the tax position is not more likely than not to be sustained in a court of last resort, the Company may not recognize any of the potential tax benefit associated with the position. The Company recognizes a benefit for a tax position that meets the more likely than not criterion at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon its effective resolution. Unrecognized tax benefits involve management’s judgment regarding the likelihood of the benefit being sustained. The final resolution of uncertain tax positions could result in adjustments to recorded amounts and may affect the Company’s results of operations, financial position and cash flows. As discussed below, the Company has estimated $3.4 million and $3.2 million of uncertain tax positions as of December 31, 2022 and 2021, respectively, related to certain tax credit carryforwards.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 31, 2022 or 2021, and has not recognized interest or penalties during the years ended December 31, 2022 and 2021, since there was no reduction in income taxes paid due to uncertain tax positions. Management of the Company believes no significant change to the amount of unrecognized tax benefits will occur within the next 12 months.

The following table summarizes loss before income taxes:

	Years Ended December 31,
	2022	2021
U.S. pre-tax loss	$(21,611,254)	$(17,156,070)
Foreign pre-tax gain (loss)	27,615	33,375
Loss before income taxes	$(21,583,639)	$(17,122,695)

The components of income tax expense are as follows:

	Years Ended December 31,
	2022	2021
Current:
Federal	$—	$—
State	3,270	13,769
Foreign	7,567	8,706

Total current income tax expense	$10,837	$22,475

Deferred:
Federal	$—	$—
State	—	—
Foreign	—	—
Total deferred income tax expense	$—	$—
Total income tax expense	$10,837	$22,475

The Company’s actual income tax expense for the years ended December 31, 2022 and 2021 differ from the expected amount computed by applying the statutory federal income tax rate to loss before income taxes as follows:

	Years Ended December 31,
	2022	2021
Computed tax (benefit) at 21%	$(4,532,565)	$(3,586,925)
State taxes, net of federal benefit	(989,018)	(1,177,951)
Stock-based compensation	128,789	240,177
Foreign tax rate differential	5,635	(2,171)
Return to provision	13,047	53,340
Nontaxable loan forgiveness	—	(360,570)
Other	17,615	9,048
Research and development tax credit - state	(234,971)	(265,362)
Research and development tax credit - federal	(235,910)	(212,408)
Uncertain tax position adjustment for prior periods	(8,856)	(6,395)
Increase in valuation allowance	5,847,071	5,331,692
	$10,837	$22,475

Deferred tax assets and liabilities comprise the following:

	Years Ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$50,968,402	$47,752,053
Research and development credits	4,393,368	3,940,199
R&D expenditures capitalization	2,001,908	—
Deferred revenue	45,373	42,802
Inventory reserve	310,983	6,806
Fixed assets and intangibles	291,244	304,019
Accrued NuvoGen liability	1,035,659	1,196,563
Lease liability	266,797	366,653
Other	755,029	711,343
Gross deferred tax assets	60,068,763	54,320,438
Valuation allowance	(59,805,688)	(53,958,617)
Deferred tax assets, net	263,075	361,821
Deferred tax liabilities:
Right of use asset	263,075	361,821
Total deferred tax liabilities	263,075	361,821
Net deferred tax assets (liabilities)	$-	$-

As of December 31, 2022, the Company has estimated federal and state net operating loss (“NOL”) carryforwards of approximately $206.2 million and $155.2 million, respectively. $121.6 million of the federal NOLs are scheduled to expire from 2023 through 2037, while the remaining NOLs do not expire. $154.2 million of the state NOLs are scheduled to expire from 2024 through 2042, while the remaining NOLs do not expire. The Company’s federal and state tax credit carryforwards begin expiring in 2023.

For financial reporting purposes, valuation allowances of $59.8 million and $54.0 million at December 31, 2022 and 2021, respectively, have been established to offset deferred tax assets relating primarily to NOLs and research and development credits. The increase in the valuation allowance of $5.8 million for the year ended December 31, 2022 was primarily due to increased operating losses. The Company has established a valuation allowance against its entire net deferred tax asset. As a result, the Company does not recognize any tax benefit until it is in a taxpaying position or there is no longer negative evidence leading to the conclusion that it is more likely than not that the benefits will not be realized.

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

A reconciliation of the Company’s gross unrecognized tax benefits is as follows:

	Years Ended December 31,
	2022	2021
Balance at beginning of year	$3,193,331	$2,960,842
Increases to prior positions	—	—
Decreases to prior positions	(8,856)	(6,395)
Increases for current year positions	235,441	238,884
Balance at end of year	$3,419,916	$3,193,331

As of December 31, 2022, the Company had $3.4 million of gross unrecognized tax benefits, related to research and experimental tax credits. The Company had no unrecognized tax benefits as of December 31, 2022, which, if recognized, would affect the annual effective tax rate, due to the full valuation allowance on the deferred tax assets. Although it is possible that the amount of unrecognized benefits with respect to our uncertain tax positions will increase or decrease in the next twelve months, the Company does not expect material changes.

On August 16, 2022, the President signed into law the Inflation Reduction Act of 2022 which contained provisions effective January 1, 2023, including a 15% corporate minimum tax and a 1% excise tax on stock buybacks, both of which we expect to be immaterial to our financial results, financial position and cash flows.

The Company files income tax returns in the United States, Arizona, California, Texas, various other state jurisdictions, and France, with varying statutes of limitations. As of December 31, 2022, the earliest year subject to examination is 2019 for U.S. federal tax purposes. The earliest year subject to examination is 2018 for the state jurisdictions, and 2019 for France. However, the Company’s federal and state NOLs and tax credit carryforwards for periods ending December 31, 2003 and thereafter remain subject to examination by the United States and certain states.

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

As of December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation of the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth certain information regarding our current executive officers and directors:

Name	Age	Position(s)
Executive Officers
John L. Lubniewski	59	President, Chief Executive Officer and Director
Shaun D. McMeans	61	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Byron T. Lawson	48	Senior Vice President, Chief Commercial Officer
Stephen A. Barat	53	Senior Vice President, Therapeutics

Non-Employee Directors
Ann F. Hanham, Ph.D. (3)	70	Chair of Board of Directors
Thomas W. Dubensky Jr.(2)(4)	65	Director
Michelle R. Griffin (1)(2)	57	Director
Donnie M. Hardison (2)	72	Director
Christopher P. Kiritsy (1)	58	Director
Lee R. McCracken (1)(2)(3)	65	Director

(1)
Member of the audit committee.
(2)
Member of the compensation committee.
(3)
Member of the nominating and governance committee.
(4)
Appointed to the Board of Directors in August 2022.

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

Shaun D. McMeans. Mr. McMeans has served as our Chief Financial Officer since February 2012. He previously was our Vice President of Finance & Administration from February 2012 until February 2018. Prior to joining us, Mr. McMeans was Vice President – Finance of Securaplane Technologies, Inc., a product supply company and division of Meggitt PLC, an aerospace, defense and energy conglomerate, from May 2011 to February 2012. Mr. McMeans was a financial consultant from February 2008 to April 2011, working both in an individual capacity and as a partner for Tatum LLC, a consulting company. Prior to February 2008, Mr. McMeans was Chief Financial Officer for The Long Companies, a full service residential and commercial real estate division of Berkshire Hathaway, Inc. Mr. McMeans also worked for over five years at LXU Healthcare, Inc., a manufacturer and distributor of specialty surgical equipment, as Controller and then Chief Financial and Operating Officer. In his early career, Mr. McMeans worked in roles of increasing responsibility, including Director of Finance, for Burnham Holdings, Inc., formerly Burnham Corporation, a manufacturer and distributor of residential and commercial hydronic heating equipment. Mr. McMeans received his B.S. in Accounting from Pennsylvania State University.

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

Stephen A. Barat, Ph.D. Dr. Barat has served as our Senior Vice President of Therapeutics since joining our company in October 2021. Our Board of Directors designated him an executive officer in February 2023. Prior to joining us, Dr. Barat was the U.S.-head of the non-clinical safety leaders at Janssen Pharmaceutical Companies of Johnson and Johnson ("Janssen"), the world's largest healthcare company, from March 2020 to October 2021. Prior to Janssen, from January 2017 to March 2020, he was vice president of research and early development at Scynexis, a biotechnology company focused on discovering and developing novel anti-fungal agents. Prior to January 2017, Dr. Barat served in a variety of leadership positions through a series of mergers and acquisitions with Forest Laboratories/Actavis/Allergan, having joined from Merck (Schering-Plough). Professionally, Dr. Barat is an internationally recognized speaker having delivered numerous talks on subjects related to global drug development, having served as a course creator and continuing education faculty member and having been active with industry expert working groups including U.S. Pharmacopeia and Product Quality Research Institute. A pharmacologist by training, Dr. Barat received his B.S. in Clinical Laboratory Sciences (Toxicology) from Rutgers University and his Ph.D. degree in Biomedical Sciences (Pharmacology and Toxicology) from New Jersey Medical School.

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

Thomas W. Dubensky Jr., Ph.D. Dr. Dubensky joined our Board of Directors in August 2022. Dr. Dubensky was the Chief Executive Officer and a director of Tempest Therapeutics, Inc. (“Legacy Tempest”) since 2017 until its merger with Millendo Therapeutics, Inc. in June 2021, which combined company is now called Tempest Therapeutics, Inc. (Nasdaq: TPST) ("Tempest"), and has served as the President and a member of the Board of Tempest since June 2021. Prior to Legacy Tempest, Dr. Dubensky was the Chief Scientific Officer of Aduro Biotech, where he led the development of STRING agonists. Additionally, Dr. Dubensky served in executive and principal roles in leading discovery biology, development and clinical translation of multiple first-in-class agents in cancer immunotherapy and infectious disease indications at several biotech companies, including Viagene Biotech, Inc., Chiron Corporation, Onyx Pharmaceuticals, Inc., Cerus Corporation and Immune Design, Inc. Dr. Dubensky has served on the scientific advisory boards of Turnstone Biologics, Oncorus, Inc., Remedy Plan, Inc., Vaccitech PLC-ADR and Tyligand Bioscience. Dr. Dubensky has an extensive publication and patent record. Dr. Dubensky received his B.A. in Bacteriology and Immunology from the University of California, Berkeley, his Ph.D. from the University of Colorado Health Sciences Center, conducted his post-doctoral studies at Harvard Medical School in the Department of Pathology, and received executive training at the University of California, San Diego, in the Executive Program for Scientists and Engineers. Our Board of Directors believes that Dr. Dubensky's extensive industry and executive experience, especially in the areas of drug discovery and development, qualifies him to serve on our Board of Directors.

Michelle R. Griffin. Ms. Griffin has served on our Board of Directors since August 2018. Ms. Griffin currently serves as a member of the board of directors and chair of the compensation committee for Acer Therapeutics, Inc (Nasdaq: ACER), Adaptive Biotechnologies Corp (Nasdaq: ADPT) and Chinook Therapeutics, Inc. (Nasdaq KDNY). She has also served on the board of directors and as audit committee chair for PhaseRx, Inc. (Nasdaq:PZRX) from 2016 to 2018, OncoGenex Pharmaceuticals Inc. (Nasdaq: OGXI) from 2008 to 2011, and Sonus Pharmaceuticals, Inc. (Nasdaq: SNUS) from 2004 to 2008. Ms. Griffin served as Executive Vice President, Operations, and Chief Financial Officer at OncoGenex from 2011 to 2013; served as acting Chief Executive, Senior Vice President and Chief Operating Officer at Trubion Pharmaceuticals, Inc. (Nasdaq: TRBN) from 2009 until its acquisition in 2010 and as its Chief Financial Officer from 2006 to 2009; and served as Senior Vice President and Chief Financial Officer of Dendreon Corp. (Nasdaq: DNRN) from 2005 to 2006. Ms. Griffin began her career in the biopharmaceuticals industry in 1994 at Corixa Corp. (Nasdaq: CRXA) and served as its Chief Financial Officer from its IPO in 1997 until 2005 when Corixa was acquired by GlaxoSmithKline plc. She received a post‐graduate certificate in accounting and an MBA from Seattle University, a B.S. in statistics and marketing from George Mason University and has passed the certified public accountant exam. Our Board of Directors believes that Ms. Griffin’s financial and accounting expertise and extensive executive experience qualifies her to serve on our Board of Directors.

Donnie M. Hardison. Mr. Hardison has served on our Board of Directors since May 2016. Since February 2021, he has been working as an independent consultant. He was most recently the President and Chief Executive Officer, and served on the board of directors, of Biotheranostics, Inc., a molecular diagnostic company focused on oncology, from February 2017 until it was acquired by Hologic, Inc. in February 2021. From April 2010 to March 2016, Mr. Hardison was the President and Chief Executive Officer of Good Start Genetics, a molecular genetic testing and information company. For more than 20 years prior to that, Mr. Hardison held various executive and senior management positions at companies including Laboratory Corporation of America (“LabCorp”) a clinical laboratory company, Exact Sciences Corporation, a molecular diagnostics company, OnTarget, Inc., a sales and marketing consulting company, Quest Diagnostics Inc., a clinical laboratory company, SmithKline Beecham Corporation, a pharmaceutical company, and others. He currently serves on the board of directors of Cytek Biosciences (Nasdaq: CTKB), MDxHealth (Nasdaq: MDXH) and BioPorto, Inc. (BIOPOR.CO) and as an independent director or advisor for several private companies, including Stemina Biomarker Discovery, Inc., YourBio Health, Breath BioMedical and IQuity, Inc. He also previously served on the board of directors of Exact Sciences Corporation (Nasdaq: EXAS) from May 2000, through its initial public offering in February 2001, until August 2007. Mr. Hardison received his Bachelor of Arts degree, in political science, from the University of North Carolina, Chapel Hill. Our Board of Directors believes that Mr. Hardison’s broad private and public company background, his extensive executive and industry experience, his experience with newly emerging and well-established companies, and his extensive commercial and operational experience qualify him to serve on our Board of Directors.

Christopher P. Kiritsy. Mr. Kiritsy has served on our Board of Directors since January 2022. Mr. Kiritsy currently serves as audit and compensation committee chairs and on the board of directors of Pieris Pharmaceuticals, Inc. (Nasdaq: PIRS). Since 2018, Mr. Kiritsy has been the managing member of Precision Kapital, LLC, a private investment and advisory firm that he founded. Prior to forming Precision Kapital, Mr. Kiritsy co-founded Arisaph Pharmaceuticals, Inc. (“Arisaph”) and served as Arisaph’s President and Chief Executive Officer until its exit in 2018. At Arisaph, Mr. Kiritsy evolved the drug discovery organization from an academic orientation to a clinical development enterprise, taking several cardiometabolic products into clinical development. Prior to Arisaph, Mr. Kiritsy served as Executive Vice President, Corporate Development and Chief Financial Officer of Kos Pharmaceuticals, Inc. (Nasdaq: KOSP). Mr. Kiritsy is a seasoned entrepreneur, who possesses more than 25 years of business and technical experience in the biopharmaceutical industry. He received his A.B. in Biology from Bowdoin College and an MBA from Boston University. Our Board of Directors believes that Mr. Kiritsy’s extensive industry and executive experience, and his experience serving on the board of directors of another public company qualify him to serve on our Board of Directors.

Lee R. McCracken. Mr. McCracken has served on our Board of Directors since October 2015. Since 2022, Mr. McCracken has served as the Chief Executive Officer of NephroSant, a diagnostics company developing innovative tests focused on early detection of kidney disease and injury. From May 2021 to October 2022, Mr. McCracken was an Entrepreneur in Residence at Thorne HealthTech, a leader in the development of innovative solutions for personalized approaches to health and wellbeing, following its acquisition of Drawbridge Health, where he served as Chief Executive Officer from June 2018 to April 2021 and became the Chair of the board of directors in May 2021. From May 2016 to May 2017 and from April 2013 to March 2014, Mr. McCracken was a strategic and restructuring consultant in the regenerative medicine and diagnostics industries through his firm, McCracken Consulting. In addition, he served as Chief Executive Officer of Gensignia Life Sciences, Inc., a molecular diagnostics company, from April 2014 through May 2016. Mr. McCracken previously held executive positions or roles with significant responsibility at several biotechnology and therapeutics companies, including Pathwork Diagnostics, Inc., Prometheus Laboratories Inc., GenStar Therapeutics Corporation, CombiChem Inc., and Allergan Inc., as well as at the investment companies, 3i Capital and Union Venture. Mr. McCracken received his M.B.A. from the Anderson School of Management at the University of California, Los Angeles, his Master of Computer Science (MCS) from the University of Dayton, and his B.S. in Commerce from Santa Clara University. Our Board of Directors believes Mr. McCracken’s extensive executive and industry experience and his broad knowledge of molecular diagnostics qualify him to serve on our Board of Directors.

Board Composition

Our business and affairs are organized under the direction of our Board of Directors, which currently consists of six members. The primary responsibilities of our Board of Directors are to provide oversight, strategic guidance, counseling and direction to our management. Our Board of Directors meets on a regular basis and additionally as required.

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

In accordance with the terms of our amended and restated certificate of incorporation, our Board of Directors is divided into three classes, as follows:

•
Class I, which consists of Mr. McCracken, Mr. Kiritsy and Dr. Dubensky, whose terms will expire at our annual meeting of stockholders to be held in 2025;
•
Class II, which consists of Mr. Lubniewski and Mr. Hardison, whose terms will expire at our annual meeting of stockholders to be held in 2023; and
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

Role of the Board in Risk Oversight

One of the key functions of our Board of Directors is informed oversight of our risk management process. The Board does not have a standing risk management committee, but rather administers this oversight function directly through our Board of Directors as a whole, as well as through various standing Board committees that address risks inherent in their respective areas of oversight. The risk oversight process includes receiving regular reports from Board committees and members of senior management to enable our Board of Directors to understand our risk identification, risk management and risk mitigation strategies with respect to areas of potential material risk, including operations, finance, legal, regulatory, strategic and reputational risk. In particular, our Board of Directors is responsible for monitoring and assessing strategic risk exposure and our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements. Oversight by the Audit Committee includes direct communication with our external auditors. Our Nominating and Governance Committee monitors the effectiveness of our corporate governance practices, including whether they are successful in preventing illegal or improper liability-creating conduct. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

Board Committees

Our Board of Directors has established an audit committee, a compensation committee and a nominating and governance committee.

Audit Committee

Our Audit Committee consists of Ms. Griffin, Mr. Kiritsy and Mr. McCracken. Mr. Kiritsy serves as the chair of our Audit Committee. Our Board of Directors has determined that each of the members of our Audit Committee satisfies the Nasdaq Stock Market and SEC independence requirements. The functions of this committee include, among other things:

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

Our Board of Directors has determined that each member of the audit committee meets the requirements for financial literacy under the applicable rules and regulations of the SEC and the Nasdaq Stock Market. It has also determined that Mr. Kiritsy qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq Listing Rules. In making this determination, our Board of Directors has considered Mr. Kiritsy’s formal education and experience in financial and executive roles. Both our independent registered public accounting firm and management periodically meet privately with our Audit Committee. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and the Nasdaq Stock Market.

Compensation Committee

Our Compensation Committee consists of Dr. Dubensky, Ms. Griffin, Mr. Hardison, and Mr. McCracken. Mr. Hardison serves as the chair of our Compensation Committee. Our Board of Directors has determined that each of the members of our Compensation Committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and satisfies the Nasdaq Stock Market independence requirements. None of these individuals has ever been an executive officer or employee of ours. The functions of this committee include, among other things:

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

In 2022, our Compensation Committee retained Radford, an Aon Hewitt company and a provider of compensation market intelligence to the technology and life sciences industries, to provide a report summarizing relevant benchmark data relating to industry-appropriate peers and make recommendations regarding base salary, target total cash (base salary plus target cash incentives) and the amounts and terms of long-term equity incentive awards for our executives as well as to benchmark and make recommendations regarding the initial and annual cash retainer amounts for directors and chairpersons of our Board of Directors and the various committees and the amounts and terms of initial and annual long-term equity incentive awards for directors. No work performed by Radford during fiscal year 2022 raised a conflict of interest.

None of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Nominating and Governance Committee

Our Nominating and Governance Committee consists of Dr. Hanham, and Mr. McCracken. Dr. Hanham serves as the chair of our Nominating and Governance Committee. Our Board of Directors has determined that each of the members of this committee satisfies the Nasdaq Stock Market independence requirements. The functions of this committee include, among other things:

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

Item 11. Executive Compensation.

Our named executive officers for the year ended December 31, 2022, which consist of our principal executive officer and our two other most highly compensated executive officers as of December 31, 2022, are as follows:

•
John L. Lubniewski, our President and Chief Executive Officer;
•
Shaun D. McMeans, Senior Vice President and Chief Financial Officer; and
•
Byron T. Lawson, Senior Vice President and Chief Commercial Officer.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Option awards ($) (1)	Non-equity incentive plan compensation ($) (2)		All other compensation ($) (3)	Total ($)
John L. Lubniewski	2022	538,000	92,700	282,450	(4)	741	913,891
President and Chief Executive Officer	2021	460,000	—	276,000		741	736,741
Shaun D. McMeans	2022	385,000	46,350	148,225	(4)	741	580,316
Senior Vice President and Chief Financial Officer	2021	370,000	—	139,860		741	510,601
Byron T. Lawson	2022	345,000	15,444	60,375		741	421,560
Chief Commercial Officer	2021	333,000	—	106,560		741	440,301

(1)
The dollar amounts in this column represent the aggregate grant date fair value of stock option awards granted in 2022 and 2021, as applicable. These amounts have been computed in accordance with FASB ASC Topic 718, using the Black-Scholes option pricing model. For a discussion of valuation assumptions, see Note 14 “Stockholders’ Equity” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(2)
Amounts shown represent annual performance-based bonuses earned for 2022 and 2021. A description of our annual bonus program for 2022 is set forth below under "Annual Performance-Based Bonus Opportunity."
(3)
Amount shown represents premiums for life, disability and accidental death and dismemberment insurance paid by us on behalf of the named executive officer.
(4)
Each of Mr. Lubniewski and Mr. McMeans have elected to defer receipt of their annual performance-based bonus earned for 2022 until the earliest to occur of: (i) our company’s completion of a significant financing transaction or business development transaction with a significant upfront payment, as determined by the Board; (ii) the determination by the Board that we have cash on hand that is estimated to be sufficient for at least nine months following the determination; (iii) the occurrence of a liquidation, bankruptcy, or similar events; (iv) the consummation of a transaction that rules in a change in control of our company, as that term is defined in our 2020 equity incentive plan; and (v) December 31, 2023.

Annual Base Salary

The base salary of our named executive officers is generally set forth in each officer’s employment letter agreement with us and periodically reviewed and adjusted by our Board of Directors, based on the recommendation of our Compensation Committee and following analyses conducted by independent third-party consultants. The 2022 base salaries for Mr. Lubniewski, Mr. McMeans and Mr. Lawson were $538,000, $385,000 and $345,000, respectively.

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

Our Board of Directors will generally consider each named executive officer’s individual contributions towards reaching our annual corporate goals but does not typically establish specific individual goals for our named executive officers. There is no minimum bonus percentage or amount established for the named executive officers and, thus, the bonus amounts vary from year to year based on corporate and individual performance. For 2022, Mr. Lubniewski was eligible to receive a target bonus of up to 75% of his base salary pursuant to the terms of his employment letter agreement described below. For 2022, Mr. McMeans was eligible to receive a target bonus of up to 55% of his base salary pursuant to the terms of his employment letter agreement described below. For 2022, Mr. Lawson was eligible to receive a target bonus of up to 50% of his base salary pursuant to the terms of his employment letter agreement described below.

The corporate goals established by our Board of Directors for 2022 were based upon financial and strategic goals. Specific goals included direct revenue and cash, customer metrics and strategic metrics related to technology development and Therapeutics. The financial and strategic goals were weighted at 20%, 15% and 65%, respectively, towards overall corporate goal achievement. There was no minimum percentage of corporate goals that was required to be achieved to earn a bonus. No specific individual goals were established for any of our named executive officers for 2022.

In February 2023, our Board of Directors determined that the 2022 corporate goals related to direct revenue and cash, customer metrics and strategic metrics related to technology development and Therapeutics had been achieved at an aggregate level of 70%, to be allocated based on individual performance objectives. As a result, our Board of Directors awarded bonuses of $282,450, $148,225 and $60,375 to Mr. Lubniewski, Mr. McMeans and Mr. Lawson, respectively, representing the performance-adjusted percentage of each executive’s target bonus for the period.

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align our interests with those of our employees and consultants, including our named executive officers. Our Board of Directors or any authorized committee thereof is responsible for approving equity grants, which include to date, stock options and RSUs. Vesting of the stock option and RSU awards is tied to continuous service with us and serves as an additional retention measure. Our executives generally are awarded an initial stock option grant upon commencement of employment. Additional equity awards may occur periodically to specifically incentivize executives to achieve certain corporate goals or to reward executives for exceptional performance. As of December 31, 2022, our named executive officers have been granted both stock option awards and RSUs.

Prior to the initial public offering, we granted all equity awards pursuant to the 2011 Plan and the 2001 Plan. All equity awards granted since our initial public offering have been granted pursuant to the 2014 Plan, the 2020 Plan and the 2021 Inducement Plan, the terms of which are described below under “—Equity Benefit Plans.” All stock options are granted with a per share exercise price equal to no less than the fair market value of a share of our common stock on the date of the grant and a term of up to 10 years from the date of grant.

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

In 2022, Mr. Lubniewski, Mr. McMeans and Mr. Lawson received grants of options to purchase 10,000, 5,000, and 1,666 shares, respectively, of our common stock, vesting in equal quarterly installments over a two-year period, subject to each individual’s continued service with us through each vesting date.

401(k) Plan

We maintain a tax-qualified retirement plan that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. All participants’ interests in their deferrals are 100% vested when contributed. We made no matching contributions into the 401(k) plan for either of the years ended December 31, 2022 or 2021. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan, and all contributions are deductible by us when made.

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

Employment Letter Agreement with Mr. McMeans. We entered into an amended and restated letter agreement with Mr. McMeans in July 2019 that replaced his previous December 2014 letter agreement. The agreement sets forth certain agreed upon terms and conditions of employment. Mr. McMeans was initially entitled to an annual base salary of $370,000 (which has been increased, most recently in January 2022 to $385,000), an annual target performance bonus of up to 55% of his base salary as determined by the board of directors, and certain severance benefits, which were superseded and replaced by the terms of our Severance Plan, as further described below under “—Potential Payments and Benefits upon Termination or Change of Control.” Mr. McMeans’ base salary and target bonus percentage are subject to modification from time to time in the discretion of our Board of Directors or any authorized committee thereof.

Employment Letter Agreement with Mr. Lawson. We entered into an amended and restated letter agreement with Mr. Lawson in July 2019 that replaced his previous letter agreement that became effective in June 2017. The agreement sets forth certain agreed upon terms and conditions of employment. Mr. Lawson was initially entitled to receive an annual base salary of $333,000 (which has been increased, most recently in January 2022 to $345,000), an annual target performance bonus of up to 50% of his base salary as determined by our Board of Directors, and certain severance benefits, which were superseded and replaced by the terms of our Severance Plan, as further described below under “—Potential Payments and Benefits upon Termination or Change of Control.” Mr. Lawson's base salary and target bonus percentage are subject to modification from time to time in the discretion of our Board of Directors or any authorized committee thereof.

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

Each of our named executive officers holds stock options under our equity incentive plans that were granted subject to our form of stock option agreements. A description of the termination and change of control provisions in such equity incentive plans and stock options granted thereunder is provided below under “– Equity Benefit Plans” and the specific vesting terms of each named executive officer’s stock options are described below under “– Outstanding Equity Awards at Fiscal Year-End.”

Outstanding Equity Awards at Fiscal Year-End

The following table presents information concerning equity awards held by our named executive officers as of December 31, 2022.

			Option Awards				Stock Awards
Name		Grant Date/Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
John L. Lubniewski		2/01/2013	19	—	387.00	2/01/2023	—	—
		8/06/2013	72	—	387.00	8/06/2023	—	—
		3/20/2014	165	—	387.00	3/20/2024	—	—
		12/29/2014	20	—	2,320.20	12/29/2024	—	—
		2/16/2016	194	—	424.80	2/16/2026	—	—
		2/13/2017	111	—	345.60	2/13/2027	—	—
		8/16/2018	555	—	612.00	8/16/2028	—	—
		5/23/2019	1,666	—	399.60	5/23/2029	—	—
		8/15/2019	625	—	171.00	8/15/2029	—	—
		1/23/2020	2,986	—	118.80	1/23/2030	—	—
	(1)	8/20/2020	4,028	2,638	86.40	8/20/2030	—	—
	(2)	8/18/2022	2,500	7,500	11.28	8/18/2032	—	—
Shaun D. McMeans		2/01/2013	10	—	387.00	2/01/2023	—	—
		8/06/2013	72	—	387.00	8/06/2023	—	—
		3/20/2014	168	—	387.00	3/20/2024	—	—
		12/29/2014	12	—	2,320.20	12/29/2024	—	—
		2/16/2016	111	—	424.80	2/16/2026	—	—
		2/13/2017	102	—	345.60	2/13/2027	—	—
		8/16/2018	555	—	612.00	8/16/2028	—	—
		8/15/2019	263	—	171.00	8/15/2029	—	—
		1/23/2020	1,319	—	118.80	1/23/2030	—	—
	(1)	8/20/2020	1,678	1,099	86.40	8/20/2030	—	—
	(2)	8/18/2022	1,250	3,750	11.28	8/18/2032	—	—
Byron T. Lawson		2/1/2013	1	—	387.00	2/1/2023	—	—
		8/6/2013	10	—	387.00	8/6/2023	—	—
		3/20/2014	29	—	387.00	3/20/2024	—	—
		12/29/2014	10	—	2,320.20	12/29/2024	—	—
		11/25/2015	55	—	914.40	11/25/2025	—	—
		5/25/2016	27	—	509.40	5/25/2026	—	—
		1/31/2017	55	—	315.00	1/31/2027	—	—
		5/31/2017	27	—	622.80	5/31/2027	—	—
		7/25/2017	41	—	430.20	7/25/2027	—	—
		8/16/2018	166	—	612.00	8/16/2028	—	—
		8/6/2019	361	—	248.40	8/6/2029	—	—
		9/12/2019	194	—	144.00	9/12/2029	—	—
		1/7/2020	388	—	135.00	1/7/2030	—	—
	(1)	8/20/2020	907	593	86.40	8/20/2030	—	—
	(2)	8/18/2022	416	1,250	11.28	8/18/2032	—	—

(1)
Stock options vest over four years as follows: 1/48th of the outstanding shares vest at the end of each calendar month over a period of approximately four years, subject to the individual’s continued service with us through each vesting date.
(2)
Stock options vest in equal quarterly installments over a two-year period, subject to the individual’s continued service with us through each vesting date.

Equity Benefit Plans

2021 Inducement Plan

In July 2021, the Company’s Board of Directors adopted the Company’s 2021 Inducement Plan (the “2021 Inducement Plan”), pursuant to which 25,000 shares were initially authorized and reserved for issuance exclusively for the grant of awards to individuals who were not previously employees or non-employee directors of the Company, as inducement material to the individuals’ entering into employment with the Company (“Inducement Awards”). There were 13,961 shares of the Company’s stock available for issuance under the 2021 Inducement Plan as of December 31, 2022, in addition to shares that may become available from time to time as shares of the Company’s common stock subject to outstanding awards granted under the 2021 Inducement Plan are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such shares.

Stock Awards. The 2021 Inducement Plan provides for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other awards.

Share Reserve. Subject to adjustment for certain changes in our capitalization, the aggregate number of shares of our common stock that may be issued under the 2021 Inducement Plan will not exceed 25,000 shares.

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

2020 Equity Incentive Plan

In August 2020, the Company’s stockholders, upon the recommendation of the Company’s Board of Directors, approved the 2020 Equity Incentive Plan (the “2020 Plan”) as a successor to and continuation of the 2014 Plan. As of December 31, 2022, option awards covering an aggregate of 54,042 shares of our common stock under the 2020 Plan were outstanding.

Stock Awards. The 2020 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other awards.

Share Reserve. Subject to adjustment for certain changes in our capitalization, the aggregate number of shares of our common stock that may be issued under the 2020 Plan will not exceed 62,057 shares, which number is the sum of (i) the number of shares remaining available for the grant of new awards under the 2014 Plan (excluding shares available for the grant of inducement awards under the 2014 Plan’s inducement share pool) as of immediately prior to the effective date of the 2020 Plan; (ii) 56,344 new shares; and (iii) the number of the Prior Plan Returning Shares (as defined below), if any, as such shares become available from time to time.

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

Subject to adjustment for certain changes in our capitalization, the aggregate maximum number of shares of our common stock that may be issued pursuant to the exercise of ISOs under the 2020 Plan is 124,591 shares.

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

In May 2019, 1,111 shares were reserved for issuance under the 2014 Plan pursuant to an amendment approved by our Board of Directors pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules, to be used exclusively for the grant of awards to individuals who were not previously employees or non-employee directors of the Company, as inducement material to the individuals’ entering into employment (“Inducement Awards”).

As of December 31, 2022, option awards covering an aggregate of 12,672 shares of our common stock have been granted under the 2014 Plan and were outstanding.

2011 Equity Incentive Plan

General. Our Board of Directors and our stockholders approved our 2011 Plan in March 2011. The 2011 Plan was subsequently amended by our Board of Directors and our stockholders, most recently in February 2014. The 2011 Plan is the successor to and continuation of our 2001 Plan. As of December 31, 2022, option awards under the 2011 Plan covering an aggregate of 637 shares of our common stock were outstanding. No additional awards will be granted under the 2011 Plan and all outstanding awards granted under the 2011 Plan that are repurchased, forfeited, expire or are cancelled will become available for grant under the 2020 Plan in accordance with its terms.

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

The 2014 ESPP initially authorized the issuance of 615 shares of our common stock pursuant to purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our common stock reserved for issuance automatically increases on January 1 of each calendar year, from January 1, 2016 through January 1, 2024 by the least of (1) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (2) 1,083 shares, or (3) a number determined by our Board of Directors that is less than (1) and (2).

In August 2021, the Company’s stockholders, upon the recommendation of the Company’s Board of Directors, approved the Amended and Restated 2014 Employee Stock Purchase Plan (the “Amended 2014 ESPP”). Upon approval of the Amended 2014 ESPP, 41,666 shares of the Company’s common stock were reserved for issuance under the Amended 2014 ESPP in addition to 2,023 shares of the Company’s common stock reserved for issuance under the original 2014 Employee Stock Purchase Plan. The Amended 2014 ESPP does not contain an evergreen provision.

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

Director Compensation

The following table sets forth in summary form information concerning the compensation that we paid or awarded during the year ended December 31, 2022 to each of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Ann F. Hanham	75,000	5,048	80,048
Thomas W. Dubensky Jr. (2)	4,830	6,174	11,004
Michelle R. Griffin	52,229	2,524	54,753
Donnie M. Hardison	47,000	2,524	49,524
Christopher P. Kiritsy (3)	32,473	21,359	53,832
Lee R. McCracken	46,883	2,524	49,407
Harry A. George (4)	37,580	—	37,580
James T. LaFrance (4)	42,002	—	42,002

(1)
As of December 31, 2022, the aggregate number of outstanding options to purchase our common stock held by our non-employee directors were: Dr. Hanham: 1,530, Dr. Dubensky: 666, Ms. Griffin: 1,165, Mr. Hardison: 1,230; Mr. Kiritsy: 999, and Mr. McCracken: 1,229. The dollar amounts in this column represent the aggregate grant date fair value of stock option awards granted in 2022. These amounts have been computed in accordance with FASB ASC Topic 718, using the Black-Scholes option pricing model. For further discussion of valuation assumptions, see Note 14 “Stockholders’ Equity” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(2)
Began serving as a non-employee director in August 2022.
(3)
Began serving as a non-employee director in January 2022.
(4)
Served as a non-employee director until his resignation in August 2022.

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

Pursuant to our non-employee director compensation policy, non-employee director compensation for service on our Board of Directors was as follows as of January 1, 2022:

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
•
an automatic annual option grant to purchase 333 shares of our common stock for each non-employee director who is serving on our Board of Directors on the date of each annual stockholder meeting and who has served as a member of our Board of Directors for a minimum of six months, in each case vesting on the earliest to occur of (i) the date that is 12 months following the grant date and (ii) the following year’s annual stockholder meeting; and
•
upon first joining our Board of Directors an automatic initial option grant to purchase 666 shares of our common stock on the date of grant. One-third of the shares will vest twelve months after the date of grant and the remaining shares will vest monthly in equal installments over a two-year period thereafter such that the stock option is fully vested on the third anniversary of the date of grant. A director who, in the one year prior to his or her initial election to serve on the board of directors as a non-employee director, served as an employee of the company will not be eligible for an initial grant.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2022.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders:
2011 Equity Incentive Plan	637	596.40	—
2014 Equity Incentive Plan (1)	12,672	293.71	—
2014 Employee Stock Purchase Plan (2)	—	N/A	35,120
2020 Equity Incentive Plan	54,042	35.65	16,668
Equity compensation plans not approved by security holders (3) (4)	9,997	47.90	13,961
Total	77,348		51,788

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
(2)
On January 1 of each year from January 1, 2016 through and including January 1, 2020, the number of shares authorized for issuance under our 2014 Employee Stock Purchase Plan was automatically increased by a number equal to the least of: (a) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year; (b) 1,083 shares; and (c) a number determined by the board of directors that is less than the amounts set forth in the foregoing clauses (a) and (b). In August 2021, the Company’s stockholders, upon the recommendation of the Company’s Board of Directors, approved the Amended 2014 ESPP. Upon approval of the Amended 2014 ESPP, 41,666 shares of the Company’s common stock were reserved for issuance under the Amended 2014 ESPP in addition to 2,023 shares of the Company’s common stock reserved for issuance under the original 2014 Employee Stock Purchase Plan. The Amended 2014 ESPP does not contain an evergreen provision.
(3)
In July 2021, the Company’s Board of Directors adopted the Company’s 2021 Inducement Plan (the “2021 Inducement Plan”), pursuant to which 25,000 shares were initially authorized and reserved for issuance exclusively for the grant of awards to individuals who were not previously employees or non-employee directors of the Company, as inducement material to the individuals’ entering into employment with the Company (“Inducement Awards”). There were 13,961 shares of the Company’s stock available for issuance under the 2021 Inducement Plan as of December 31, 2022.
(4)
The number of shares to be issued upon exercise of outstanding options, RSUs, warrants and rights under the 2021 Inducement Plan includes 1,249 outstanding RSU awards. These shares have been excluded from weighted-average exercise price in column (b) above.

Principal Stockholders

The following table sets forth certain information regarding the ownership of the Company’s common stock as of March 1, 2023 by: (i) each director; (ii) each of our executive officers named in the Summary Compensation Table above; and (iii) all executive officers and directors of the Company as a group. The Company was not aware of any beneficial owners of more than five percent of its common stock as of this date.

The table is based upon information supplied by officers, directors and principal stockholders, Schedules 13G filed with the SEC and other sources believed to be reliable by us. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 2,214,155 shares outstanding on March 1, 2023, adjusted as required by rules promulgated by the SEC. Unless otherwise indicated, the address for each person or entity listed in the table is c/o HTG Molecular Diagnostics, Inc., 3430 E. Global Loop, Tucson, Arizona 85706.

	Common Stock Beneficially Owned
	Shares	Percentage
Directors and named executive officers
John L. Lubniewski (1)	15,904	*
Shaun D. McMeans (2)	7,266	*
Byron T. Lawson (3)	3,521	*
Ann Hanham (4)	904	*
Michelle R. Griffin (5)	845	*
Donnie M. Hardison (6)	966	*
Lee McCracken (7)	923	*
Christopher P. Kiritsy (8)	296	*
All current executive officers and directors as a group (9 persons) (9)	33,912	1.5%

* Represents beneficial ownership of less than one percent.

(1)
Includes 14,727 shares that Mr. Lubniewski has the right to acquire from us within 60 days of March 1, 2023 pursuant to the exercise of stock options.
(2)
Includes 6,386 shares that Mr. McMeans has the right to acquire from us within 60 days of March 1, 2023 pursuant to the exercise of stock options.
(3)
Includes 3,019 shares that Mr. Lawson has the right to acquire from us within 60 days of March 1, 2023 pursuant to the exercise of stock options.
(4)
Includes 864 shares that Dr. Hanham has the right to acquire from us within 60 days of March 1, 2023 pursuant to the exercise of stock options.
(5)
Includes 832 shares that Ms. Griffin has the right to acquire from us within 60 days of March 1, 2023 pursuant to the exercise of stock options.
(6)
Includes 897 shares that Mr. Hardison has the right to acquire from us within 60 days of March 1, 2023 pursuant to the exercise of stock options.
(7)
Includes 896 shares that Mr. McCracken has the right to acquire from us within 60 days of March 1, 2023 pursuant to the exercise of stock options.
(8)
Reflects 296 shares that Mr. Kiritsy has the right to acquire from us within 60 days of March 1, 2023 pursuant to the exercise of stock options.
(9)
The number of shares beneficially owned consists of (a) the shares described in Notes (1) through (8) and (b) 736 shares owned and 2,551 shares that Stephen A. Barat has the right to acquire from us within 60 days of March 1, 2023, pursuant to the exercise of stock options and the vesting of RSUs. Dr. Barat was designated an executive officer by the Board of Directors in February 2023.

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

The following sections summarize transactions since January 1, 2021 to which we have been a party, in which the amount involved in the transaction exceeded the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation” and “Director Compensation.”

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

Item 14. Principal Accounting Fees and Services.

The following table summarizes the fees of BDO USA, LLP, our independent registered public accounting firm, for 2022 and 2021.

	December 31,
	2022	2021
Fee Category
Audit fees (1)	$746,500	$409,889
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$746,500	$409,889

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

3.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation of HTG Molecular Diagnostics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File. No. 001-37369), filed with the SEC on December 20, 2022).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 12, 2015).

3.5	Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37369), filed with the SEC on August 18, 2022).

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

4.2

Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration on Form S-1 (File No. 333-268681), filed with the SEC on December 31, 2022.

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

4.13

Form of Series A-1 Warrant to Purchase Common Stock, issued on December 23, 2022 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File. No. 001-37369), filed with the SEC on December 23, 2022).

4.14

Form of Series A-2 Warrant to Purchase Common Stock, issued on December 23, 2022 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File. No. 001-37369), filed with the SEC on December 23, 2022).

4.15

Form of Pre-funded Warrant to Purchase Common Stock, issued on December 23, 2022 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File. No. 001-37369), filed with the SEC on December 23, 2022).

4.16

Form of Placement Agent Warrant, issued on December 23, 2022 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 001-37369), filed with the SEC on December 23, 2022).

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

10.3+

HTG Molecular Diagnostics, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37369), filed with the SEC on May 9, 2019).

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

10.6+	HTG Molecular Diagnostics, Inc. 2020 Equity Incentive Plan.

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

10.9+	HTG Molecular Diagnostics, Inc. Amended and Restated 2014 Employee Stock Purchase Plan.

10.10	HTG Molecular Diagnostics, Inc. 2021 Inducement Plan.

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

10.14+	HTG Molecular Diagnostics, Inc. Amended and Restated Non-Employee Director Compensation Policy.

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

10.26

First Amendment to Loan and Security Agreement, dated July 14, 2022, by and between Silicon Valley Bank and the Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37369), filed with the SEC on July 8, 2022).

10.27

Second Amendment to Loan and Security Agreement, dated September 8, 2022, by and between Silicon Valley Bank and the Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37369), filed with the SEC on November 10, 2022).

10.28

Securities Purchase Agreement, dated as of March 17, 2022, between HTG Molecular Diagnostics, Inc. and the purchaser party thereto (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37369), filed with the SEC on March 21, 2022).

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

HTG Molecular Diagnostics, Inc.

Date: March 30, 2023	By:	/s/ John L. Lubniewski
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John L. Lubniewski	President and Chief Executive Officer and Director	March 30, 2023
John L. Lubniewski	(Principal Executive Officer)

/s/ Shaun D. McMeans	Senior Vice President and Chief Financial Officer	March 30, 2023
Shaun D. McMeans	(Principal Financial Officer)

/s/ Laura L. Godlewski	Senior Vice President of Finance and Administration	March 30, 2023
Laura L. Godlewski	(Principal Accounting Officer)

/s/ Ann F. Hanham	Chair of Board of Directors	March 30, 2023
Ann F. Hanham

/s/ Thomas W. Dubensky, Jr.	Director	March 30, 2023
Thomas W. Dubensky, Jr.

/s/ Michelle R. Griffin	Director	March 30, 2023
Michelle R. Griffin

/s/ Donnie M. Hardison	Director	March 30, 2023
Donnie M. Hardison

/s/ Christopher P. Kiritsy	Director	March 30, 2023
Christopher P. Kiritsy

/s/ Lee R. McCracken	Director	March 30, 2023
Lee R. McCracken