Form 10-Q
period 2023-03-31
HTG MOLECULAR DIAGNOSTICS, INC
filed 2023-05-11
CIK 1169987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, the registrant had 2,214,233 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,996,409	$12,210,857
Investments available-for-sale, at fair value	3,566,628	—
Accounts receivable	1,131,980	1,421,695
Inventory, net	654,917	909,328
Prepaid expenses and other	837,170	1,109,571
Total current assets	9,187,104	15,651,451
Operating lease right-of-use assets	892,685	1,007,202
Property and equipment, net	528,527	598,006
Other non-current assets	257,312	520,996
Total assets	$10,865,628	$17,777,655

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,097,538	$1,157,449
Accrued liabilities	1,321,771	2,209,606
SVB Term Loan, net of discount and debt issuance costs	3,075,506	3,812,498
NuvoGen obligation - current	446,031	446,031
Operating lease liabilities - current	481,967	475,126
Other current liabilities	136,074	170,047
Total current liabilities	6,558,887	8,270,757
NuvoGen obligation - non-current, net of discount	3,370,279	3,519,058
Operating lease liabilities - non-current, net of discount	423,237	546,324
Other non-current liabilities	38,723	49,819
Total liabilities	10,391,126	12,385,958
Commitments and Contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value; 26,666,667 shares authorized at March 31, 2023 and December 31, 2022; 2,214,077 shares issued and outstanding at March 31, 2023 and 2,213,897 shares issued and outstanding at December 31, 2022	2,214	2,214
Additional paid-in-capital	235,450,053	235,314,311
Accumulated other comprehensive income	4,514	2,679
Accumulated deficit	(234,982,279)	(229,927,507)
Total stockholders’ equity	474,502	5,391,697
Total liabilities and stockholders' equity	$10,865,628	$17,777,655

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Product and product-related services revenue	$1,032,510	$1,184,454

Operating expenses:
Cost of product and product-related services revenue	1,149,608	855,048
Selling, general and administrative	3,282,948	4,663,011
Research and development	1,612,553	1,920,430
Total operating expenses	6,045,109	7,438,489
Operating loss	(5,012,599)	(6,254,035)

Other income (expense):
Interest expense	(138,399)	(249,312)
Interest income	98,444	6,214
Total other income (expense)	(39,955)	(243,098)
Net loss before income taxes	(5,052,554)	(6,497,133)
Provision for income taxes	(2,218)	(386)
Net loss	$(5,054,772)	$(6,497,519)
Net loss per share, basic and diluted	$(2.28)	$(9.73)
Shares used in computing net loss per share, basic and diluted	2,214,082	667,647

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(5,054,772)	$(6,497,519)
Other comprehensive income (loss), net of tax effect:
Foreign currency translation adjustment	780	(2,293)
Unrealized gain on investments and cash equivalents	1,055	—
Total other comprehensive income (loss)	1,835	(2,293)
Comprehensive loss	$(5,052,937)	$(6,499,812)

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three Months Ended March 31, 2023
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at January 1, 2023	—	$—	2,213,897	$2,214	$235,314,311	$2,679	$(229,927,507)	$5,391,697
Stock-based compensation expense	—	—	—	—	129,332	—	—	129,332
Release of restricted stock awards	—	—	312	—	—	—	—	—
Net share settlement of restricted stock awards	—	—	(54)	—	(215)	—	—	(215)
Employee stock purchase plan expense	—	—	—	—	7,776	—	—	7,776
Issuance costs related to December 2022 Securities Purchase Agreement	—	—	—	—	(511)	—	—	(511)
Cash in lieu of fractional shares	—	—	(78)	—	(640)	—	—	(640)
Net loss	—	—	—	—	—	—	(5,054,772)	(5,054,772)
Unrealized gain on investments and cash equivalents	—	—	—	—	—	1,055	—	1,055
Foreign currency translation adjustment	—	—	—	—	—	780	—	780
Balance at March 31, 2023	—	$—	2,214,077	$2,214	$235,450,053	$4,514	$(234,982,279)	$474,502

	Three Months Ended March 31, 2022
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2022	23,770	$24	632,340	$632	$218,730,305	$1,894	$(208,333,031)	$10,399,824
Stock-based compensation expense	—	—	—	—	251,214	—	—	251,214
Release of restricted stock awards	—	—	346	—	—	—	—	—
Net share settlement of restricted stock awards	—	—	(126)	—	(8,129)	—	—	(8,129)
Employee stock purchase plan expense	—	—	—	—	16,591	—	—	16,591
Issuance of common stock and pre-funded warrants from March 2022 Securities Purchase Agreement, net of issuance costs of $0.4 million	—	—	69,505	70	7,108,716	—	—	7,108,786
Conversion of Series A convertible preferred stock for common stock	(23,770)	(24)	13,206	13	11	—	—	—
Net loss	—	—	—	—	—	—	(6,497,519)	(6,497,519)
Foreign currency translation adjustment	—	—	—	—	—	(2,293)	—	(2,293)
Balance at March 31, 2022	—	$—	715,271	$715	$226,098,708	$(399)	$(214,830,550)	$11,268,474

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(5,054,772)	$(6,497,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86,104	185,492
Accretion of interest on NuvoGen obligation	(2,747)	(2,983)
Write off deferred offering costs	80,692	—
Provision for excess inventory	409,670	59,353
Amortization of SVB Term Loan discount and issuance costs	71,832	117,727
Stock-based compensation expense	129,332	251,214
Employee stock purchase plan expense	7,776	16,591
Non-cash operating lease expense	114,517	100,316
Accrued interest on available-for-sale securities investments	(27,183)	(5,128)
Changes in operating assets and liabilities:
Accounts receivable	289,715	1,343,246
Inventory	5,511	(120,164)
Prepaid expenses and other	278,042	93,299
Accounts payable	(25,921)	(352,934)
Accrued liabilities	(571,519)	(1,069,543)
Contract liabilities	(38,394)	40,279
Operating lease liabilities	(116,246)	(98,809)
Net cash used in operating activities	(4,363,591)	(5,939,563)
Investing activities
Purchase of property and equipment	(6,238)	(8,415)
Maturities of available-for-sale securities	—	5,400,000
Purchase of available-for-sale securities	(3,538,390)	—
Net cash (used in) provided by investing activities	(3,544,628)	5,391,585
Financing activities
Proceeds from March 2022 Securities Purchase Agreement, net of issuance costs of $0.4 million	—	7,207,499
Payments on SVB Term Loan	(808,824)	(1,250,000)
Payments of December 2022 Securities Purchase Agreement issuance costs	(350,523)	—
Payments on NuvoGen obligation	(146,032)	(172,624)
Payments of deferred offering costs	—	(38,500)
Payments on financing leases	(3,866)	(4,635)
Taxes paid for net share settlement of restricted stock awards	(215)	(8,129)
Cash in lieu of fractional shares related to reverse stock split	(640)	—
Payments on 2021 Insurance Note	—	(167,586)
Net cash (used in) provided by financing activities	(1,310,100)	5,566,025
Effect of exchange rates on cash	3,871	(3,570)
(Decrease) increase in cash and cash equivalents	(9,214,448)	5,014,477
Cash and cash equivalents at beginning of period	12,210,857	9,599,950
Cash and cash equivalents at end of period	$2,996,409	$14,614,427
Supplemental disclosure of noncash investing and financing activities
Net reclassification of instruments from inventory to property and equipment, net	$16,625	$—
Deferred financing costs payable and accrued at period end	—	98,713
Issuance costs payable at period end	447
Disposal of fully depreciated assets	177,451	—
Issuance of common stock upon conversion of Series A convertible preferred stock	—	1,402,430
Supplemental cash flow information
Cash paid for interest	$74,976	$139,846
Cash paid for taxes	1,838	—

See notes to the unaudited condensed consolidated financial statements.

HTG Molecular Diagnostics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business, Basis of Presentation and Principles of Consolidation

HTG Molecular Diagnostics, Inc. (the “Company”) is a life science company whose mission is to advance precision medicine through its innovative transcriptome-wide profiling and advanced medicinal chemistry technologies. The Company derives revenue primarily from sales of its HTG EdgeSeq system and integrated next-generation sequencing-based (“NGS-based”) HTG EdgeSeq research use only (“RUO”) assays and from sample processing services performed in its VERI/O laboratory.

The Company operates in one segment and its customers and distributors are located primarily in the United States and Europe. For the three months ended March 31, 2023, approximately 51% of the Company’s revenue was generated from sales originated by customers located outside of the United States, compared with 18% for the three months ended March 31, 2022.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect the accounts of the Company as of March 31, 2023 and for the three months ended March 31, 2023 and 2022. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The accompanying condensed consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and the results of its operations and cash flows, as of and for the periods presented. The accompanying condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all of the information and disclosures required by GAAP for annual financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2023.

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

Going Concern and Liquidity

Management has assessed the Company’s ability to continue as a going concern within one year of issuance of these financial statements. The accompanying interim unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the Company has had recurring operating losses and negative operating cash flows since its inception. The Company has an accumulated deficit of $235.0 million, working capital of $2.6 million and long-term liabilities of $3.8 million as of March 31, 2023. The Company’s liability balances consist primarily of its asset-secured loan (the "SVB Term Loan") with Silicon Valley Bank (now named Silicon Valley Bank, N.A., a division of First-Citizens Bank and Trust Company, following the closure of Silicon Valley Bank on March 10, 2023 by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Company ("FDIC") as receiver) ("SVB") (see Note 8) and an obligation to NuvoGen Research, LLC (the “NuvoGen obligation”) (see Note 10). The Company currently expects that its existing resources will be sufficient to fund its planned operations and expenditures through July 2023. In addition, potentially changing circumstances, including those related to a resurgence of COVID-19, inflation or high interest rates, may result in the depletion of the Company’s capital resources more rapidly than it currently anticipates. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

The Company will need to raise additional capital to fund its operations and service its long-term debt obligations until its revenue reaches a level sufficient to provide for self-sustaining cash flows. There can be no assurance that additional capital will be available on acceptable terms, or at all, or that the Company’s revenue will reach a level sufficient to provide for self-sustaining cash flows. If the Company is not able to generate additional capital, the Company may have to delay, scale back or discontinue one or more of its therapeutics development programs, curtail its commercial activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that the Company otherwise would have sought to develop or commercialize independently, cease operations altogether, pursue a sale of the Company at a price that may result in a significant loss on investment for its stockholders, file for bankruptcy or seek other protection from creditors. In addition, if the Company defaults under any of the provisions of the Loan and Security Agreement for the SVB Term Loan (the "Loan Agreement"), including as a result of a "material adverse change" as such term is defined in the Loan Agreement. SVB could charge an interest rate of 5% above the otherwise applicable floating rate, accelerate the payment of the SVB Term Loan and ultimately foreclose on the Company’s assets. The definition of “material adverse change” is broad and includes a material impairment in the value of the collateral securing the SVB Term Loan, a material adverse change in the Company's business, operations, or condition (financial or otherwise), and a material impairment of the prospect of repayment of any portion of the SVB Term Loan. Moreover, the determination as to whether a material adverse change has occurred is not within the Company's control and it is unclear how the current managers of SVB will view the SVB Term Loan from a risk standpoint and what actions they may elect to take under the SVB Term Loan to protect the financial interests of the lender.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, HTG Molecular Diagnostics France, SARL, after elimination of all intercompany transactions and balances.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s estimates include revenue recognition, stock-based compensation expense, bonus and warranty accrual, income tax valuation allowances and reserves, recovery of long‑lived assets, lease liability, inventory valuation, allowance for credit losses and available-for-sale securities. Actual results could materially differ from those estimates.

Concentration Risks

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains the majority of its cash balances in the form of cash deposits in checking and money market accounts in amounts in excess of federally insured limits. In accordance with the Loan Agreement, the Company's cash balances were held primarily in operating accounts at and in a custodial account at U.S. Bank, subject to a control agreement with SVB. On March 13, 2023, the U.S. Treasury, Federal Reserve and FDIC provided SVB depositors access to all of their money. Management believes that the credit risk with regard to these deposits is not significant based on the quality of the financial institution or as a result of the guarantee provided by the U.S. Treasury, Federal Reserve and FDIC.

The Company sells its instrument, related consumables, sample processing services and custom RUO assay design services primarily to biopharmaceutical companies, academic institutions and molecular labs. The Company routinely assesses the financial strength of its customers and credit losses have been minimal to date.

One customer accounted for 13% of the Company’s revenue for three months ended March 31, 2023, compared with three customers accounting for 24%, 20% and 12% of the Company’s revenue for the three months ended March 31, 2022.

Two customers accounted for 44% and 12% of the Company’s accounts receivable as of March 31, 2023, compared with three customers accounting for approximately 37%, 24% and 13% of the Company’s accounts receivable as of December 31, 2022.

Two vendors accounted for 21% and 12% of the Company’s accounts payable as of March 31, 2023, compared with one vendor who accounted for 13% of the Company’s accounts payable as of December 31, 2022.

Note 2. Summary of Significant Accounting Policies

There have been no changes to the Company's significant accounting policies from those previously disclosed in the consolidated financial statements included in the Company's Annual Report on Form 10-K, filed with the SEC on March 30, 2023, except those related to the recently adopted accounting pronouncements on January 1, 2023, as discussed below.

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

The Company’s obligation related to an asset purchase transaction with a then-common stockholder of the Company, (the “NuvoGen obligation”) had an estimated fair value of approximately $3.0 million as of March 31, 2023. This estimated fair value represents a Level 3 measurement that has been determined using a Monte Carlo simulation with key assumptions including future revenue, volatility, discount and risk-free rates.

Investments in Available-for-Sale Securities

The Company classifies its debt securities, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive income, net of tax, as available-for-sale securities. Investments in securities with maturities of less than one year, or where management’s intent is to use the investments to fund current operations, or to make them available for current operations, are classified as short-term investments. Realized gains, realized losses and declines in value of securities judged to be other-than-temporary, are included in other income (expense) within the condensed consolidated statements of operations. The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Interest earned on securities is also included in other income (expense) within the condensed consolidated statements of operations.

The Company's investment securities are considered available-for-sale and currently consist of short-term U.S. Treasury securities with scheduled maturities within the next twelve months. These securities are considered “investment grade” and are carried at fair value. The Company assesses its investment in available-for-sale debt securities for impairment each reporting period. If an unrealized loss exists, the Company determines whether any portion of the decline in fair value below the carrying value is credit-related by reviewing several factors, including, but not limited to, the extent of the fair value decline and changes in the financial condition of the issuer and records an impairment for credit-related losses through an allowance, limited to the amount of the unrealized loss. If the Company either intends to sell or it is more likely than not it will be required to sell the debt security before its anticipated recovery, any allowance is written off and the amortized cost basis is written down to fair value through a charge against net earnings. Unrealized gains and non-credit-related unrealized losses are recorded, net of tax, in other comprehensive (loss) income. The Company did not have any investments in available-for-sale debt securities in unrealized loss positions as of either March 31, 2023 or December 31, 2022.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are stated net of an allowance for credit losses. The Company uses available information over the life of the receivables including analysis of past credit losses, recoveries of past credit losses, management's expectation of future economic positions, as well as market conditions and other extenuating factors to determine whether or not an allowance is necessary. The Company has considered all information and factors and noted no indicators that a credit loss exists as of March 31, 2023. The Company has not experienced any significant credit loss to date.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which was subsequently amended by ASU 2018-19, ASU 2019-10 and ASU 2020-02, and requires the measurement of expected credit losses for financial instruments carried at amortized cost held at the reporting date based on historical experience, current conditions and reasonable forecasts. The updated guidance also amends the current other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security's amortized cost basis and its fair value. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The Company's adoption of this standard on January 1, 2023 did not have a material impact on its condensed consolidated financial statements or related disclosures, given the high credit quality of the obligors to its available-for-sale debt securities and its history of minimal bad debt expense relating to trade accounts receivable.

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted this standard on January 1, 2023 using a modified retrospective approach. The Company's adoption of this standard did not have a material impact on its condensed consolidated financial statements or related disclosures.

New Accounting Pronouncements

The following are new Financial Accounting Standards Board ("FASB") Accounting Standard Updates ("ASU") that had not been adopted by the Company as of March 31, 2023. The Company's management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

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

Note 3. Inventory

Inventory - current, net of allowance, consisted of the following as of the dates indicated:

	March 31,	December 31,
	2023	2022
Raw materials	$291,094	$426,516
Work in process	135,139	113,063
Finished goods	236,809	394,016
Total gross inventory - current	663,042	933,595
Less general inventory allowance	(8,125)	(24,267)
	$654,917	$909,328

Inventory - non-current, net of excess inventory allowance, included in other non-current assets on the condensed consolidated balance sheets, consisted of the following as of the dates indicated:

	March 31,	December 31,
	2023	2022
Raw materials - non-current, net	$75,544	$244,915
Work in process - non-current, net	—	81,958
Finished goods - non-current	147,864	73,930
	$223,408	$400,803

For the three months ended March 31, 2023, the Company recorded a provision for excess inventory of $422,946, primarily related to the write-down of excess quantities of raw materials, whose inventory levels were higher than our updated forecasts of future demand for those products and reduced the general inventory allowance for estimated shrinkage, obsolescence and cycle count adjustments by $13,276.

For the three months ended March 31, 2022, the Company recorded adjustments to its specific inventory reserve of $54,033, to reflect the projected obsolescence of a specific inventory item and $5,320 to the general inventory allowance for estimated shrinkage, obsolescence and cycle count adjustments. Adjustments in these periods to the allowance for estimated shrinkage, obsolescence and excess inventory have been included in cost of product and product-related services revenue in the accompanying condensed consolidated statements of operations.

HTG EdgeSeq instruments at customer locations under evaluation agreements are included in finished goods inventory. Finished goods inventory under evaluation was $0.1 million as of both March 31, 2023 and December 31, 2022.

Note 4. Fair Value Instruments

Financial assets and liabilities measured at fair value are classified in their entirety in the fair value hierarchy based on the lowest level input significant to the fair value measurement. The following table classifies the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 in the fair value hierarchy:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$998,534	$—	$—	$998,534
U.S. Treasury securities	1,894,167	—	—	1,894,167
Investments available-for-sale at fair value
U.S. Treasury securities	3,566,628	—	—	3,566,628
Total	$6,459,329	$—	$—	$6,459,329

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Asset included in:
Cash and cash equivalents
Money market securities	$10,753,684	$—	$—	$10,753,684
Total	$10,753,684	$—	$—	$10,753,684

There are no other financial instruments subject to fair value measurement on a recurring basis. Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2023 or the year ended December 31, 2022.

Level 1 instruments include investments in money market funds and U.S. Treasuries. These instruments are valued using quoted market prices for identical unrestricted instruments in active markets. The Company defines active markets for debt instruments based on both the average daily trading volume and the number of days with trading activity.

Fair values of these assets are based on prices provided by independent market participants that are based on observable inputs using market-based valuation techniques. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not adjust any of the valuations received from these third parties with respect to any of its Level 1 securities for the three months ended March 31, 2023 or the year ended December 31, 2022.

Note 5. Available-for-Sale Securities

The Company’s portfolio of available-for-sale securities consists of U.S. Treasuries. The following is a summary of the Company’s available-for-sale securities as of March 31, 2023:

	March 31, 2023
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Amount)
U.S. Treasury securities	$3,565,990	$638	$—	$3,566,628
Total available-for-sale securities	$3,565,990	$638	$—	$3,566,628

The Company did not have any investments in available-for-sale securities as of December 31, 2022.

The net adjustment to unrealized holding gains on investments, net of tax in other comprehensive income totaled $638 for the three months ended March 31, 2023.

Contractual maturities of all of the Company’s available-for-sale securities investments were less than one year as of March 31, 2023. Expected maturities may differ from contractual maturities where issuers of the securities have the right to prepay obligations without prepayment penalties.

Note 6. Property and Equipment

Property and equipment, net, consisted of the following as of the dates indicated:

	March 31,	December 31,
	2023	2022
Furniture & fixtures	$756,065	$756,065
Leasehold improvements	1,938,981	1,938,981
Equipment used in manufacturing	1,863,976	1,863,976
Equipment used in research & development	2,080,319	2,080,319
Equipment used in the field	124,456	159,563
Software	329,160	469,408
Property and equipment	7,092,957	7,268,312
Less: accumulated depreciation and amortization	(6,564,430)	(6,670,306)
	$528,527	$598,006

Depreciation and leasehold improvement amortization expense was approximately $0.1 million for the three months ended March 31, 2023, compared with $0.2 million for the three months ended March 31, 2022.

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following as of the dates indicated:

	March 31,	December 31,
	2023	2022
Accrued employee bonuses	$665,241	$1,252,622
Payroll and employee benefit accruals	308,890	416,070
Other accrued liabilities	347,640	540,914
	$1,321,771	$2,209,606

Note 8. Debt Obligations

SVB Term Loan

On June 24, 2020 (the “Closing Date”), the Company entered into the SVB Term Loan, by and among the Company and SVB, as lender, which provided a secured term loan in the principal amount of $10.0 million. The proceeds from the SVB Term Loan were fully funded on June 25, 2020.

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

On March 10, 2023, the FDIC took control and was appointed receiver of SVB. SVB has since been acquired by First Citizens Bank and is now operating as Silicon Valley Bank, a division of First-Citizens Bank and Trust Company. The SVB Term Loan remains intact and the Company will continue to make required payments through the end of the current year, at which time the SVB Term Loan will be repaid in full.

The Company’s obligations under the Loan Agreement are secured by a security interest in substantially all of its assets, excluding intellectual property (which is subject to a negative pledge), and the Company’s future subsidiaries, if any, may be required to become co-borrowers or guarantors under the Loan Agreement. If we default under our obligations under the SVB Term Loan, including as a result of a material adverse change, as defined in the SVB Term Loan, the lender could proceed against the collateral granted to them to secure our indebtedness or declare all obligations under the SVB Term Loan to be due and payable. The determination as to whether a material adverse change has occurred is not within the Company's control and it is unclear how the new owners of Silicon Valley Bridge Bank will view the SVB Term Loan from a risk standpoint and what actions they may elect to take under the SVB Term Loan to protect the financial interests of the lender.

The Company included $0.2 million of debt discount associated with the SVB Term Loan, resulting from fees and debt issuance costs, inclusive of the fair value of warrants issued, in SVB Term Loan, net of discount and debt issuance costs in the accompanying condensed consolidated balance sheets as of both March 31, 2023 and December 31, 2022. Amortization of the debt discount associated with the SVB Term Loan was approximately $0.1 million for three months ended March 31, 2023 and 2022, and was included in interest expense in the accompanying condensed consolidated statements of operations.

Insurance Note

In May 2021, the Company entered into a commercial financing agreement to extend the payment period related to its directors and officers insurance policy (the “2021 Insurance Note”). The remaining unpaid premium balance of approximately $0.7 million was repaid prior to February 2022.

Note 9. Revenue from Contracts with Customers

Product and Product-Related Services Revenue

The Company had product and product-related services revenue consisting of revenue from the sale of instruments and consumables and the use of the HTG EdgeSeq proprietary technology to process samples and design custom RUO assays for the three months ended March 31, 2023 and 2022 as follows:

	Three Months Ended March 31,
	2023	2022
Product revenue:
Instrument	$75,821	$193,186
Consumables	568,711	471,214
Total product revenue	644,532	664,400
Product-related services revenue:
RUO sample processing	387,978	520,054
Total product-related services revenue	387,978	520,054
Total product and product-related services revenue	$1,032,510	$1,184,454

Revenue is reported based upon the geographic locations of the customers or distributors who purchase the Company's products and services. For sales to certain customers and distributors, their locations may be different from the locations of the end customers. Revenue by primary geographic market for the three months ended March 31, 2023 and 2022 was as follows:

	March 31, 2023
	United States	Europe	Other	Total
Product revenue:
Instrument	$40,538	$30,283	$5,000	$75,821
Consumables	163,933	404,778	—	568,711
Total product revenue	204,471	435,061	5,000	644,532
Product-related services revenue:
RUO sample processing	298,926	70,084	18,968	387,978
Total product-related services revenue	298,926	70,084	18,968	387,978
Total product and product-related services revenue	$503,397	$505,145	$23,968	$1,032,510

	March 31, 2022
	United States	Europe	Other	Total
Product revenue:
Instrument	$169,043	$22,478	$1,665	$193,186
Consumables	285,380	185,834	—	471,214
Total product revenue	454,423	208,312	1,665	664,400
Product-related services revenue:
RUO sample processing	512,700	7,354	—	520,054
Total product-related services revenue	512,700	7,354	—	520,054
Total product and product-related services revenue	$967,123	$215,666	$1,665	$1,184,454

As the Company’s agreements for product and product-related services revenue have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Contract Liabilities

The Company may receive up-front payments from customers for sample processing services in addition to payments for instrument extended warranty contracts which are required to be made in advance. The Company recognizes such up-front payments as contract liabilities. The contract liabilities are subsequently reduced as revenue is recognized. Contract liabilities of approximately $0.1 million were included in other current liabilities and an additional immaterial amount of contract liabilities were included in other non-current liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2023, reflecting the period in which the Company expects to realize the deferred revenue.

Changes in the Company’s contract liabilities were as follows as of the dates indicated:

	Product Revenue	Sample Processing	Total Contract Liability
Balance at January 1, 2023	$146,714	$27,000	$173,714
Deferral of revenue	36,630	6,800	43,430
Recognition of deferred revenue	(53,649)	(28,175)	(81,824)
Balance at March 31, 2023	$129,695	$5,625	$135,320

	Product Revenue	Sample Processing	Total Contract Liability
Balance at January 1, 2022	$128,529	$30,621	$159,150
Deferral of revenue	147,893	—	147,893
Recognition of deferred revenue	(102,812)	(4,800)	(107,612)
Balance at March 31, 2022	$173,610	$25,821	$199,431

Note 10. Other Agreements

NuvoGen Obligation

Pursuant to the Company’s asset purchase agreement with NuvoGen Research, LLC (“NuvoGen”), as amended, the Company is obligated to pay NuvoGen annually the greater of $0.4 million or 6% of annual revenue until the NuvoGen obligation is paid in full.

In addition to the fixed quarterly payment of $0.1 million, there was no revenue-based amount payable as of March 31, 2023, compared with $46,031 of revenue-based payments due as of December 31, 2022. There have been no modifications to the terms and conditions of the NuvoGen obligation since the disclosures made in Part II, Item 8, Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2023.

Remaining minimum payments to be made in 2023 and in the first quarter of 2024 as reflected in the table below include an estimate of additional revenue-based payments to be made in these quarters, estimated using actual revenue generated in the same quarter in the prior year. Remaining minimum payments include only the minimum quarterly payments to be made in each period. Actual payments could vary from what is shown in the table, to the extent that 6% of the Company’s revenue in 2023 and the first quarter of 2024 varies from the same periods in prior years and revenue in the second quarter of 2024 and later periods exceeds $400,000.

The remaining minimum payments to be made to NuvoGen as of March 31, 2023 are as follows for each fiscal year:

2023	$300,000
2024	446,031
2025	400,000
2026	400,000
2027	400,000
2028 and beyond	1,817,406
Total NuvoGen obligation payments	3,763,437
Plus interest accretion	52,873
Total NuvoGen obligation, net	$3,816,310

The Company has recorded the obligation at the estimated present value of the future payments using a discount rate of 2.5%, which represents the Company’s estimate of its effective borrowing rate for similar obligations. The unamortized interest accretion was $(52,873) and $(55,620) as of March 31, 2023 and December 31, 2022, respectively. Discount accreted during the three months ended March 31, 2023 was $(2,747), compared with $(2,983) for the three months ended March 31, 2022 and was included in interest expense in the accompanying condensed consolidated statements of operations.

Note 11. Leases

Operating Leases

The Company leases office space under agreements classified as operating leases. The Company’s active leases as of March 31, 2023 are for office and manufacturing space in Tucson, Arizona, which expire in 2025. The Company’s leases do not include any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees.

The components of lease cost for operating leases consisted of the following as of the dates indicated:

	Three Months Ended March 31,
	2023	2022
Operating leases
Operating lease cost	$128,645	$119,458
Variable lease cost	32,459	27,526
Total rent expense	$161,104	$146,984

The table below summarizes other information related to the Company’s operating leases:

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in measurement of operating lease liabilities	$130,375	$117,952
Weighted-average remaining lease term – operating leases	1.8	2.8
Weighted-average discount rate – operating leases	5.8%	5.8%

Remaining maturities of the Company’s operating leases, included in operating lease liabilities – current and operating lease liabilities - non-current, net of discount, in the condensed consolidated balance sheets as of March 31, 2023 are as follows:

2023	$391,093
2024	521,379
2025	43,444
Total	955,916
Less present value discount	(50,712)
Total operating lease liabilities	905,204
Less operating lease liabilities - current	(481,967)
Operating lease liabilities - non-current	$423,237

Financing Leases

The Company has a small number of computer and copier equipment leases that are classified as financing leases. Incremental borrowing rates used to discount future lease payments in calculating lease liabilities were estimated by reference to information received by the Company from bankers regarding estimated current borrowing rates for collateralized loans with similar amount and duration as the leases. The Company does not have any material financing leases as of March 31, 2023 and December 31, 2022.

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

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	72,904	44,788
Common stock warrants	3,164,267	544,917
Unvested restricted stock units	729	1,906

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

The following table shows the common stock warrants outstanding as of March 31, 2023:

Warrant Issuance Date	Shares of Common Stock Underlying Warrants	Exercise Price/Share	Expiration Date
August 2014	159	$4,231.80	2024
March 2016	251	496.80	2026
March 2018	100	1,391.40	2028
June 2020	3,574	139.878	2030
March 2022	270,415	24.744	2024
March 2022	270,415	24.744	2027
December 2022	1,290,322	7.50	2024
December 2022	1,290,322	7.50	2027
December 2022	38,709	9.6875	2027

Note 14. Stockholders’ Deficit

Reverse Stock Split

On December 20, 2022, the Company completed a reverse stock split of its outstanding shares of common stock pursuant to which every 12 shares of issued and outstanding common stock were exchanged for one share of common stock. No fractional shares were issued in the reverse stock split. Instead, fractional shares that would have otherwise resulted from the stock split were purchased by us at the applicable percentage of $8.20 per share. All share and per share amounts included within these condensed consolidated financial statements have been retrospectively adjusted to reflect the reverse stock split.

Equity Offerings

Series A Preferred

In March 2022, the remaining 23,770 shares of Series A convertible preferred stock (“Series A Preferred”) were converted by the holders into an aggregate of 13,206 shares of common stock. Accordingly, no shares of Series A Preferred are outstanding as of March 31, 2023. All of the previously designated Series A Preferred have resumed the status of authorized, unissued and undesignated preferred stock, which may be designated from time to time by the Company’s Board of Directors.

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

Cantor Fitzgerald & Co. ("Cantor") served as the placement agent in connection with the March 2022 Securities Purchase Agreement. The Company paid Cantor a fee of approximately $0.3 million plus reimbursement for certain out-of-pocket expenses for its role as placement agent and has incurred approximately $0.2 million of additional transaction costs.

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

H.C. Wainwright & Co., LLC (the "Placement Agent") served as the exclusive placement agent in connection with the December 2022 Securities Purchase Agreement. The Company paid the Placement Agent a cash fee of 6.5% of the aggregate gross proceeds raised at the closing of the December 2022 Securities Purchase Agreement, plus a management fee equal to 0.5% of the gross proceeds raised at the closing, and reimbursement of certain expenses and legal fees in the amount of $125,000. The Company also issued to designees of the Placement Agent warrants to purchase up to an aggregate of 38,709 shares of common stock (the "Placement Agent warrants"). The Placement Agent warrants have substantially the same terms as the warrants issued under the December 2022 Securities Purchase Agreement, except the Placement Agent warrants have an exercise price of $9.6875 per share and expire on December 21, 2027

Stock-based Compensation

The Company incurs stock-based compensation expense relating to the grants of RSUs and stock options to employees, non-employee directors and consultants under its equity incentive plans and through stock purchase rights granted under the employee stock purchase plan. Stock-based compensation expense (including employee stock purchase plan expense) recorded in the accompanying condensed consolidated statements of operations for three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
	2023	2022
Selling, general and administrative	$91,523	$192,903
Research and development	42,173	66,904
Cost of product and product-related services revenue	3,412	7,998
	$137,108	$267,805

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

There were 19,446 shares of the Company’s common stock available for issuance under the 2020 Plan as of March 31, 2023 in addition to shares that may become available from time to time as shares of our common stock subject to outstanding awards granted under the 2014 Plan (excluding Inducement Awards) or the 2011 Plan that, following the effective date of the 2020 Plan (i) are not issued because such award or any portion thereof expires or otherwise terminates without all of the shares covered by such award having been issued; (ii) are not issued because such award or any portion thereof is settled in cash; or (iii) are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such shares. The 2020 Plan does not contain an evergreen provision.

In July 2021, the Company’s Board of Directors adopted the Company’s 2021 Inducement Plan (the “2021 Inducement Plan”), pursuant to which 25,000 shares were initially authorized and reserved for issuance exclusively for the grant of awards to individuals who were not previously employees or non-employee directors of the Company, as inducement material to the individuals’ entering into employment with the Company (“Inducement Awards”). There were 14,378 shares of common stock available for issuance under the 2021 Inducement Plan as of March 31, 2023, in addition to shares that may become available from time to time as shares of common stock subject to outstanding awards granted under the 2021 Inducement Plan are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such shares.

A summary of the Company’s stock option activity (including inducement award activity) for the three months ended March 31, 2023 is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2022	76,099	$84.73	8.3	$—
Granted	666	4.35
Exercised	—	—
Forfeited	(3,693)	10.57
Expired/Cancelled	(168)	117.29
Balance at March 31, 2023	72,904	$87.67	8.2	$—
Exercisable at March 31, 2023	43,268	$128.21	7.6	$—

As of March 31, 2023, total unrecognized compensation cost related to stock option awards was approximately $0.7 million, which is expected to be recognized over approximately 1.67 years.

The following table summarizes restricted stock unit (“RSU”) award activity for the three months ended March 31, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2022	1,249	$44.40
Granted	—	—
Released	(312)	44.38
Forfeited	—	—
Balance at March 31, 2023	937	$44.40
Vested and unissued at March 31, 2023	208	$62.42

Vested and unissued awards at March 31, 2023 represents RSU awards for which the vesting date was March 31, 2023, but for which issuance of the awards occurred in April 2023. As of March 31, 2023, the total unrecognized compensation cost related to RSU awards was approximately $28,400, which is expected to be recognized over approximately 0.71 years.

Note 15. Commitments and Contingencies

Legal Matters

The Company’s industry is characterized by frequent claims and litigation, including claims regarding intellectual property and product liability. As a result, the Company may be subject to various legal proceedings from time to time. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

Product Warranty

The following is a summary of the Company’s general product warranty liability. Product warranty liability of approximately $0.1 million was included in accrued liabilities and an additional immaterial amount of product warranty liability was included in other non-current liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2023. Expense relating to the recording of this reserve is included in cost of product and product-related services revenue within the accompanying condensed consolidated statements of operations.

	Three months ended March 31,
	2023	2022
Beginning balance	$88,282	$120,385
Cost of warranty claims	(33,723)	(15,005)
Increase in warranty reserve	48,571	19,820
Ending balance	$103,130	$125,200

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2022, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2023. This discussion and analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward looking statements include, but are not limited to, statements about:

•
our ability to successfully commercialize our products, services and technology, including our HTG EdgeSeq assays and corresponding automation systems and our transcriptomic profiling technology;
•
the expected benefits of our drug discovery platform, including the ability of the platform to better-inform the design and selection of drug candidate molecules with lower risk profiles and increased opportunities for development success, all while being faster and more cost-efficient than traditional approaches;
•
our expectation of progressing through lead optimization studies and entering into preclinical development for our most advanced discovery molecules in the next several months;
•
our plan to identify partners to carry forward the development of our early portfolio of candidate molecules in oncology and neurodegenerative disease indications, as well as with pharmaceutical companies interested in using our drug discovery engine with their own targets and libraries;
•
the potential of our artificial intelligence ("AI")-driven drug discovery engine;
•
the ability of our engine to design novel compounds based on transcriptomic data and our belief that doing so will open other applications of the platform (including drug repurposing);
•
our expected pipeline advancement;
•
expected future scalability and flexibility in our platform;
•
our ability to generate sufficient revenue or raise additional capital to meet our working capital needs;
•
our ability to generate revenue from our products and services and drive revenue streams;
•
the impact that a resurgence of COVID-19 or another health epidemic or pandemic could have on our business;
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

In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “continue,” “seek,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions. These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this filing and are subject to risks and uncertainties, including, without limitation, risks associated with our ability to enter into licensing, partnering or other transactions for programs or candidates arising from our drug discovery platform, which transactions may not occur when anticipated, or at all; the risk that our drug discovery approach may not result in the selection or development of a drug candidate; various risks associated with drug discovery and development; the risk that our technologies may not provide the benefits that we expect; risks associated with our ability to develop and commercialize our products; the risk that our products and services may not be adopted by biopharmaceutical companies or other customers as anticipated, or at all; and risks related to our need for additional capital. We discuss these and other risks in greater detail in Part II, Item 1A - “Risk Factors” and elsewhere in this filing. You should carefully read the “Risk Factors” section of this filing to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. These statements, like all statements in this report, speak only as of their date, and except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information.

Overview

We are focused on advancing precision medicine and drug discovery through our innovative transcriptome-wide profiling and advanced drug discovery platform technologies. Building on more than a decade of pioneering innovation, our proprietary next-generation HTG EdgeSeq technology is the basis for our tech-driven hybrid business model allowing our RNA molecular profiling applications to be more effective, efficient and relevant and also serving as a key component of the engine behind our platform-based drug discovery process. Central to our business strategy is our proprietary platform-based approach to improve drug discovery through transcriptome-informed drug discovery and design. At the center of this approach is the application of our RNA profiling technologies and advanced medicinal chemistry, functionally brought together using a novel AI-based platform. This unique drug candidate optimization platform allows for more biologically relevant insight into drug candidate selection and design much earlier in the discovery process than is currently possible using other technologies. We believe this approach can result in higher efficiency, improved risk management and lower cost to bring novel drug candidate molecules from early discovery through entry into development. To make this potentially disruptive and transformative approach available more broadly, we are actively engaging in partnering discussions to identify potential investors to license our early-stage portfolio molecules and customers interested in using our AI-based platform to screen their own target molecules.

The training data sets for our machine learning platform utilize our own primary data generated specifically for use in our AI-based drug discovery process. This high quality, standardized data provides a clear advantage over other platform approaches which are typically dependent upon publicly available data. The medicinal chemistry portion of our platform allows for rapid design and in silico evaluation of large chemical libraries in order to prioritize and select compounds for synthesis and advancement into early testing. These data are then integrated and processed into an iterative loop using a series of proprietary machine learning algorithms prior to further advancing the molecules to more traditional drug discovery studies. We expect that this will allow for rapid identification, selection and optimization of drug candidates for entrance into development. Further, we believe that our ability to rapidly iterate between primary data and computational analyses provides us valuable information and insights for candidate molecule design and selection.

Our business strategy is to build our drug discovery pipeline in order to out-license certain drug candidates and potentially advance other candidates into preclinical and early development ourselves. In addition, we would expect to retain and potentially capitalize upon CDx rights through the clinical development and commercialization of these assets where appropriate.

To date, we have used our transcriptome-informed drug discovery engine to develop an early pipeline of drug candidate molecules for two known pharmacologic targets, both of which can target several potential therapeutic indications. Our initial focus is on oncology and neurodegenerative diseases. The most advanced discovery program in oncology is a small molecule program for treatment of liquid tumors for which lead optimization has been advanced throughout the first quarter of 2023, with further advancement supporting potential entry into preclinical development later in the year. We believe that our technology provides a differentiated and potentially disruptive approach to drug discovery, that may allow ourselves and our partners to potentially improve upon key attrition factors, namely efficacy and toxicity, early in the discovery process, thereby allowing for better chances for candidate success when entering development.

We also operate a gene expression profiling business in life science tools. Our profiling product and service solutions enable targeted RNA profiling using a small amount of biological sample, in liquid or solid forms. Our menu of HTG EdgeSeq assays, including our HTP, which has been designed to measure approximately 20,000 mRNA targets using our HTG EdgeSeq technology, is automated on our HTG EdgeSeq system, which applies NGS tools agnostically, enabling the generation of gene expression data in a timely manner utilizing our simplified workflow. We seek to leverage key business drivers in molecular profiling for biomarker analysis and diagnostics, including the acceleration of precision medicine, the migration of molecular testing to NGS-based applications, the movement to smaller and less invasive biopsies, the need for greater diagnostic sensitivity, the need to conform to challenging healthcare economics and the need for automation and an easily deployable workflow, including simplified bioinformatics. These capabilities enable customers to extend the use of limited biological samples for retrospective or prospective analysis, gaining further understanding of the molecular drivers of disease with the goal of developing biomarker-driven targeted therapies.

Our existing profiling products include instruments, consumables and software that, as an integrated platform, automate sample processing and can quickly, robustly and simultaneously profile hundreds, thousands or tens of thousands of molecular targets from samples which are a fraction of the size required by many prevailing technologies. Customers can access our technology by purchasing our HTG EdgeSeq system and assays for their internal use or through our Tucson, Arizona-based VERI/O service laboratory, including molecular profiling of cohorts and development of custom RUO panels to support early-stage clinical programs and investigational-use-only assays for clinical trials. Our product and service solutions have enabled us to access a number of early-stage biomarker discovery programs. We believe this approach will enable new opportunities collaborating with biopharmaceutical companies in their future drug development programs.

Our Drug Discovery Approach

Since the initiation of our drug discovery business in 2021, we have worked to integrate our proprietary profiling technologies into the drug discovery process, using an advanced machine learning-based medicinal chemistry approach, to establish a novel AI-based transcriptome-informed small molecule discovery engine. We believe that our AI-based drug discovery approach will result in the design and selection of drug candidate molecules that are intrinsically lower risk and will therefore have greater potential for success in development when compared to currently existing early-stage drug discovery methods in the biopharmaceutical industry. We further expect that this flexible and scalable approach to small molecule discovery can be applied agnostically across therapeutic areas, allowing us to adapt our strategic and therapeutic focus rapidly as new information emerges on the pathogenesis of diseases.

We believe that our approach will potentially provide multiple revenue opportunities, including collaboration or out-licensing arrangements for small molecule drug candidates we generate from as early as lead optimization through early preclinical development, the out-licensing of our technology to pharmaceutical companies to enable them to implement our advanced drug discovery approach into their own internal discovery efforts, and potentially leverage this novel platform for drug repurposing.

In the first quarter of 2023, we successfully completed three key milestones relating to our drug discovery business in addition to further advancing our AI-based drug discovery platform. These first quarter efforts have significantly advanced our initial candidate molecules for our first oncology indication in liquid tumors up to lead optimization, with an additional program in solid tumors following closely behind.

First, as a result of additional studies completed during the period, we were able to demonstrate the power of our medicinal chemistry platform by showing in vitro efficacy of the initial lead compounds in our target portfolio, both as a standalone therapy and in combination with the current standard of care. We consider this result a powerful demonstration of our medicinal chemistry platform.

In addition, we were able to successfully use our HTG EdgeSeq profiling technology to biologically interrogate these lead compounds. This data, along with other primary and secondary data, was then introduced into our AI-driven drug discovery engine, resulting in the creation of a second generation of molecules. The second generation of molecules has been subjected to the same in vitro experiments as the first and exhibited improved efficacy over the first generation of molecules. These results also demonstrate the utility of the AI-based drug discovery engine in combination with the high-quality full transcriptome data that is available through the use of our proprietary profiling technology.

Finally, we were able to use our AI-based drug discovery engine to design compounds using transcriptomic data as the starting point. These system-designed compounds showed highly similar characteristics to our initial lead compounds that were designed starting with the resultant transcriptomic profiles associated with cellular perturbation that resulted from target engagement. These results demonstrated the ability of our engine to design novel compounds based on transcriptomic data alone, which we believe will open other applications for our platform, including drug repurposing.

We expect to initiate several early discovery-stage programs evaluating small molecule candidates against a variety of different cancers, from which we plan to select candidates for additional indications to continually expand our drug discovery pipeline. As additional candidates are identified, we may choose to retain certain candidates internally for advancement through early development, with the intention to increase the value of these pipeline assets before moving to license or partner for further development. In parallel to these therapy-area specific programs, we continue to enrich the proprietary dataset that supports our transcriptome-informed drug discovery platform and to further evolve and refine the complementary AI and machine learning portions of this engine.

Revenue and Commercialization of our Profiling Products

As a result of post-pandemic trends such as the reduction of and delay in clinical trial activities during the pandemic generating lower quantities of retrospective samples for testing, budget reductions and labor shortages and supply chain issues experienced by a number of our customers, we have taken, and continue to consider further actions to reduce our operating expenses and minimize the impact of reduced revenue on our operating loss and cash utilization, including a significant reduction in force in the second quarter of 2022. We have continued to closely monitor profiling customer needs, study trends and purchasing patterns and to make additional operating adjustments as appropriate to determine the most appropriate strategy for the future of our profiling business and to allow us to ensure that we can continue to progress our quickly evolving drug discovery business.

In response to the trends seen in our profiling business and our organizational operating adjustments, our commercial focus has shifted from the quantity of customers adopting our profiling technology to the quality and sustainability of future revenue, including higher revenue per sample, larger cohorts and minimum batch sizes for service in our VERI/O laboratory and at contract research organizations ("CROs") who have adopted our technology. This has allowed us to reduce cost and focus the efforts of our smaller organization as well as to align our profiling commercial focus more closely with the customer population that we project will be most likely to utilize our AI-based drug discovery engine for asset acquisition or development of their own targets. In addition, the slowing of retrospective sample profiling volume resulting from reduced clinical trial activity during the pandemic together with the release of our HTP in 2021 has begun to allow a shift in our profiling business strategy. Where we have historically generated revenue from retrospective testing of samples from past late stage trials for research purposes, our HTP has allowed us to begin to compete for phase I and II trials with retrospective batch testing planned throughout the trials, some of which are expected to span multiple years. While these opportunities are not expected to drive significant revenue in the early stages, we believe they will provide ongoing collaboration with and revenue from our biopharmaceutical company customers, potentially both in profiling and in drug discovery, leading to later stage opportunities including the potential of a companion diagnostic partnership opportunity.

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

	Three Months Ended March 31,		Change
	2023	2022	$	%
Product and product-related services revenue	$1,032,510	$1,184,454	$(151,944)	(13%)
Operating expenses:
Cost of product and product-related services revenue	1,149,608	855,048	294,560	34%
Selling, general and administrative	3,282,948	4,663,011	(1,380,063)	(30%)
Research and development	1,612,553	1,920,430	(307,877)	(16%)
Total operating expenses	6,045,109	7,438,489	(1,393,380)	(19%)
Operating loss	(5,012,599)	(6,254,035)	1,241,436	(20%)
Other income (expense), net	(39,955)	(243,098)	203,143	(84%)
Net loss before income taxes	$(5,052,554)	$(6,497,133)	$1,444,579	(22%)

Product and Product-Related Services Revenue

Our product and product-related services revenue is generated primarily through the sale of our profiling instruments and consumables and sample processing services performed on behalf of pharmaceutical companies, academic research centers and molecular testing laboratories.

RUO profiling is made available to our customers through product and service offerings. Customers can purchase our HTG EdgeSeq instrument and related RUO consumables, which consist primarily of our proprietary molecular profiling panels and other assay components, for use in their own facilities or at CROs. They can also access our technology through contracted RUO profiling services using our instruments and consumables to process their samples in our VERI/O laboratory.

Product and product-related services revenue, which includes revenue generated through the sale of our HTG EdgeSeq instruments and consumables and from services performed for customers using our proprietary RUO technology, decreased by 13% to $1.0 million for the three months ended March 31, 2023, compared with $1.2 million for the three months ended March 31, 2022, and was comprised of the following:

	Three Months Ended March 31,
	2023	2022
Product revenue:
Instrument	$75,821	$193,186
Consumables	568,711	471,214
Total product revenue	644,532	664,400
Product-related services revenue:
RUO sample processing	387,978	520,054
Total product-related services revenue	387,978	520,054
Total product and product-related services revenue	$1,032,510	$1,184,454

Product revenue, which includes gene expression profiling revenue generated through the sale of our HTG EdgeSeq instruments and consumables, decreased by 3% to $0.6 million for three months ended March 31, 2023, compared with $0.7 million for three months ended March 31, 2022. This decrease primarily reflects a reduction in the number of instruments sold when compared with the same period in prior year, partially offset by an increase in consumables revenue over the period year. This increase reflects a shift in customer mix over the same period in prior year, with a larger number of customers outside of the United States, where customers primarily access our technology through product purchases, making purchases in the first quarter of 2023. Consumables revenue generated from the sale of our HTP, commercially launched in August 2021, represented 30% of our product revenue for the three months ended March 31, 2023, compared with 45% of our product revenue for the three months ended March 31, 2022, respectively.

Product-related services revenue, consisting of RUO sample processing using our HTG EdgeSeq instruments and consumables in our VERI/O laboratory and custom RUO assay design, decreased by 25% to $0.4 million for the three months ended March 31, 2023, compared with $0.5 million for the three months ended March 31, 2022. RUO sample processing revenue decreased primarily due to the timing of several larger pharma customer studies, many of which were pending decisions from data generated in previous studies using our technology, certain of our customers purchasing kits through CROs who are conducting studies on their behalf and continued delays in our ability to obtain customer samples for planned sample processing programs. Revenue generated from sample processing services using the HTP represented 40% of product-related services revenue for the three months ended March 31, 2023, compared with 37% of our product-related services revenue for the three months ended March 31, 2022.

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

Cost of product and product-related services revenue increased by 34% to $1.1 million for the three months ended March 31, 2023, compared with $0.9 million for the three months ended March 31, 2022. This increase primarily reflects an excess inventory reserve recorded in the first quarter 2023 of $0.4 million, reflecting our estimation of inventory on hand in excess of our projections of future demand for certain of our products as a result of our shifting commercial focus, partially offset by a decrease in compensation expenses following the reduction in force completed in the second quarter of 2022.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of personnel costs for our sales and marketing, regulatory, legal, executive management and finance and accounting functions. The expenses also include third-party professional and consulting fees incurred by these functions, promotional expenses and facility and overhead costs for our administrative offices. Selling, general and administrative expenses decreased by 30% to $3.3 million for the three months ended March 31, 2023 compared with $4.7 million for the three months ended March 31, 2022. This decrease primarily reflects a decrease in legal fees incurred to protect our intellectual property and decreased compensation and stock-based compensation expenses following a reduction in force completed in the second quarter of 2022.

Research and development expenses

Research and development expenses decreased by 16% to $1.6 million for the three months ended March 31, 2023, compared with $1.9 million for the three months ended March 31, 2022. This decrease primarily reflects a decrease in compensation expenses following a reduction in force completed in the second quarter of 2022. Research and development expenses included investments in HTG Therapeutics technology, consultants and personnel of approximately $1.2 million for the three months ended March 31, 2023, compared with $0.7 million for the three months ended March 31, 2022.

Liquidity and Capital Resources

Changes in Cash Flows for the three months ended March 31, 2023 and 2022

The following table summarizes the primary sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,		Change
	2023	2022	$	%
Net cash provided by (used in):
Operating activities	$(4,363,591)	$(5,939,563)	$1,575,972	(27%)
Investing activities	(3,544,628)	5,391,585	(8,936,213)	(166%)
Financing activities	(1,310,100)	5,566,025	(6,876,125)	(124%)
Effect of exchange rate on cash	3,871	(3,570)	7,441	(208%)
(Decrease) increase in cash and cash equivalents	$(9,214,448)	$5,014,477	$(14,228,925)	(284%)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $4.4 million compared with net cash used in operating activities of $5.9 million for the three months ended March 31, 2022. Net cash used in operating activities for the three months ended March 31, 2023 reflected (i) a net loss of $5.1 million; (ii) net non-cash items of $0.9 million consisting primarily of provision for excess inventory of $0.4 million, stock-based compensation expense of $0.1 million, depreciation and amortization expense of $0.1 million, amortization of loan discount and issuance costs of $0.1 million, write-off of deferred offering costs of $0.1 million and amortization of right-of-use assets of $0.1 million and (iii) a net cash outflow from changes in balances of operating assets and liabilities of $0.2 million.

Net cash used in operating activities for the three months ended March 31, 2022 was $5.9 million and reflected (i) a net loss of $6.5 million; (ii) net non-cash items consisting primarily of stock-based compensation expense of $0.3 million, depreciation and amortization expense of $0.2 million, amortization of loan discount and issuance costs of $0.1 million, amortization of right-of-use assets of $0.1 million and (iii) a net cash outflow from changes in balances of operating assets and liabilities of $0.2 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 was $3.5 million compared with net cash provided by investing activities of $5.4 million for the three months ended March 31, 2022. Net cash used in investing activities for the three months ended March 31, 2023 was comprised primarily of $3.5 million of available-for-sale securities purchased during the period.

Net cash provided by investing activities for the three months ended March 31, 2022 was $5.4 million and was comprised primarily of $5.4 million of available-for-sale securities maturing during the period.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2023 was $1.3 million compared with net cash provided by financing activities for the three months ended March 31, 2022 of $5.6 million. This activity for the three months ended March 31, 2023 consisted primarily of $0.8 million of payments on our SVB Term Loan, $0.4 million of payments on our December 2022 Securities Purchase Agreement issuance costs (see Note 14 to the accompanying condensed consolidated financial statements for the quarter ended March 31, 2023) and $0.1 million of payments made on our outstanding NuvoGen obligation.

Net cash provided by financing activities for the three months ended March 31, 2022 was $5.6 million. This activity for the three months ended March 31, 2022 consisted primarily of $7.2 million in net proceeds from the March 2022 Securities Purchase Agreement (see Note 14 to the accompanying condensed consolidated financial statements for the quarter ended March 31, 2023), partially offset by $1.3 million of payments made on our SVB Term Loan, $0.2 million of payments made on our outstanding NuvoGen obligation, and $0.2 million of payments made on our 2021 Insurance Note.

Financial Condition

Since our inception, our operations have primarily been financed through the issuance of our common stock, redeemable convertible preferred stock, the incurrence of debt and cash received from product sales, services revenue and other income. As of March 31, 2023, we had $6.6 million in cash, cash equivalents and investments in available-for-sale securities, and current liabilities of approximately $6.6 million. We also had approximately $3.8 million of long-term liabilities outstanding, relating primarily to our NuvoGen obligation and operating leases.

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

In December 2022, in connection with a best-efforts public offering we entered into a Securities Purchase Agreement (the "December 2022 Securities Purchase Agreement") with a certain institutional investor, pursuant to which we issued and sold to the investor 1,290,322 units at a combined public offering of $7.75 per share (less $0.001 for each pre-funded warrant purchased in lieu of a share of common stock) for net proceeds, after deducting the Placement Agency fees and expenses and other estimated fees and expenses of approximately $8.7 million. Each unit consisted of one share of common stock (or one pre-funded warrant in lieu thereof), a common warrant to purchase one share of common stock with a term of 24 months from the issuance date, and a common warrant to purchase one share of common stock with a term of 60 months from the issuance date. In December 2022, all of the 1,188,322 pre-funded warrants were exercised for proceeds of $1,188.

The current volatility in the equity markets and the depressed valuations in the biotechnology sector, coupled with the trading price of our common stock and our financial condition, create additional challenges to raising a sufficient amount of capital through an equity financing in the near term. If sufficient additional capital is not available as and when needed, we may have to delay, scale back or discontinue one or more product development programs, curtail our commercial activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop or commercialize independently, pursue a sale of the Company at a price that may result in a significant loss on investment for our stockholders, file for bankruptcy or seek other protection from creditors, or liquidate all assets. In addition, if we default under any of the terms of the Loan Agreement, including as a result of a “material adverse change,” SVB could accelerate the payment of the SVB Term Loan and ultimately foreclose on our assets. The definition of “material adverse change” is broad and includes a material impairment in the value of the collateral securing the SVB Term Loan, a material adverse change in our business, operations, or condition (financial or otherwise), and a material impairment of the prospect of repayment of any portion of the SVB Term Loan.

Contractual Obligations, Commitments and Material Cash Requirements

We have had recurring operating losses and negative cash flows from operations since our inception and have an accumulated deficit of $235.0 million as of March 31, 2023. As of March 31, 2023, we had cash, cash equivalents and investments in available-for-sale securities of $6.6 million and current liabilities of $6.6 million. As of March 31, 2023, we also had $3.8 million in long-term liabilities outstanding, relating primarily to our NuvoGen obligation and operating leases.

We currently expect that our existing resources will only be sufficient to fund our planned operations and expenditures until at least June 2023. In addition, potentially changing circumstances, including those related to a resurgence of COVID-19, inflation and high interest rates, may also result in the depletion of our capital resources more rapidly than we currently anticipate. Moreover, the recent closures SVB and Signature Bank has resulted in broader financial institution liquidity risk and concerns. If other banks and financial institutions fail or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash, cash equivalents and investments, including transferring funds, making payments or receiving funds may be threatened and our ability to raise additional capital could be substantially impaired, any of which could materially and adversely affect our business and financial condition. These circumstances raise substantial doubt about our ability to continue as a going concern.

Our primary capital needs, including contractual obligations and commitments, which are subject to change, include:

•
Debt Obligations – As of March 31, 2023, our outstanding debt balance was $3.1 million. See Note 8, “Debt Obligations” within our condensed consolidated financial statements for further detail of our debt and the timing of expected future payments.
•
NuvoGen Obligation – As of March 31, 2023, our NuvoGen obligation balance was $3.8 million. See Note 10, “Other Agreements” within our condensed consolidated financial statements for further detail and the timing of expected future payments.
•
Operating Leases – As of March 31, 2023, our contractual commitment for operating leases was $0.9 million. See Note 11, “Leases” within our condensed consolidated financial statements for further detail of our lease obligations and the timing of expected future payments, including a three-year maturity schedule.
•
Planned costs to operating our business, including amounts required to fund working capital and capital expenditures;
•
Support of commercialization efforts related to our current and future products; and
•
Continued advancement of research and development efforts, including those related to HTG Therapeutics business unit.

Until our revenue reaches a level sufficient to support self-sustaining cash flows, if ever, we expect to finance our cash needs through public or private equity offerings, debt financings, or other capital sources which may include strategic collaborations, licensing arrangements or other arrangements with third parties. The current volatility in the equity markets and the depressed valuations in the biotechnology sector, coupled with the trading price of our common stock and our financial condition, create additional challenges to raising a sufficient amount of capital through an equity financing in the near term. Future funding requirements will depend on a number of factors, including our ability to generate significant revenue, our ability to repay our debt obligations as they become due, the cost and timing of establishing additional sales, marketing and distribution capabilities, the ongoing cost of research and development activities, the cost and timing of regulatory clearances and approvals, the effect of competing technology and market developments, the nature and timing of companion diagnostic development collaborations we may establish and the extent to which we acquire or invest in businesses, products and technologies.

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

Critical Accounting Policies and Significant Judgments and Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Critical accounting policies and estimates are those that we consider most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include those related to revenue recognition, fair value measurements and inventory valuation. Actual results could materially differ from these estimates and such differences could affect the results of operations in future periods.

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

As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
Unfavorable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.
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

•
If we do not achieve, sustain or successfully manage our anticipated long-term growth, our business and growth prospects will be harmed.
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

We will need to obtain additional funds to finance our operations. Additional capital may not be available at such times or in amounts needed by us. Historically we have financed our business in part by access to the capital markets. However, the current volatility in the equity markets and the depressed valuations in the biotechnology sector, coupled with the trading price of our common stock and our financial condition, create additional challenges to raising a sufficient amount of capital through an equity financing in the near term. Even if capital is available, it might be available only on unfavorable terms. Any additional equity or convertible debt financing into which we enter could be dilutive to our existing stockholders. Any future debt financing into which we enter may impose covenants upon us that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through strategic collaborations, partnerships or licensing arrangements with third parties, we may need to relinquish rights to our technologies, our products or our drug candidates or grant licenses on terms that are not favorable to us. If access to sufficient capital is not available as and when needed, our business will be materially impaired, and we may be required to cease operations, curtail one or more product development or commercialization programs, or significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all of our assets. Any of these factors could harm our operating results.

We have incurred losses since our inception and expect to incur losses for the foreseeable future. We cannot be certain that we will achieve or sustain profitability.*

We have incurred losses since our inception and expect to incur losses in the future. We incurred net losses of $5.1 million and $6.5 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $235.0 million. We expect that our losses will continue for the foreseeable future as we will be required to invest significant additional funds to support product development, including the commercialization of our HTG EdgeSeq platform and proprietary consumables and advancement of our HTG Therapeutics business unit. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products and services, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

Payments under the instruments governing our indebtedness may reduce our working capital. In addition, a default under our SVB Term Loan could cause a material adverse effect on our financial position.*

Pursuant to the terms of the NuvoGen obligation, we have paid NuvoGen $11.2 million, and are required to annually pay NuvoGen the greater of $400,000 or 6% of our yearly revenue until the total aggregate cash compensation paid to NuvoGen under the agreement equals $15.0 million. Payments to NuvoGen will result in a reduction in our working capital as we continue to make payments on this obligation.

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

Unfavorable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.*

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

Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, one customer accounted for 13% of our revenue for the three months ended March 31, 2023. The two largest customers accounted for 44% and 12% of our accounts receivable balance as of March 31, 2023. If orders from our top customers are discontinued and we are unable to establish new projects or continue to expand our customer base, our revenue in future periods may materially decrease. In addition, we experienced a significant slowing of product and product-related services revenue generation beginning in March 2020 as a result of COVID-19. This period of reduced revenue continued through the remainder of 2020, 2021, 2022 and into 2023 due to disruptions to our customers’ businesses as a result of the pandemic. The extent of this impact on our ongoing business is likely to vary from customer to customer depending upon how they are directly or indirectly impacted by local stay-at-home orders and other social distancing measures, priorities for the customers when the immediate impacts of the pandemic have passed, and the workforce and supplier impacts that each customer has experienced during the pandemic. Fluctuations in our operating results may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. Factors that may contribute to fluctuations in our operating results include many of the risks described under the caption “Risk Factors – Risks Related to Our Business and Strategy” of this report. In addition, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. Our products involve a significant capital commitment from our customers or may depend on customer studies that have variable or indefinite timelines and accordingly, involve a lengthy sales cycle. We may expend significant effort in attempting to make a particular sale, which may be deferred by the customer or never occur. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of investors or securities analysts, our stock price may be adversely affected.

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

The common warrants issued in our March 2022 private placement and in our December 2022 best-efforts registered offering include a right to receive the Black-Scholes value of the warrants in the event of a fundamental transaction approved by our board of directors, which payment could be significant.*

The warrants to purchase shares of common stock, other than the pre-funded warrants, issued by us in connection with our March 2022 private placement and our December 2022 best-efforts public offering (see Notes 13 and 14 to the condensed consolidated financial statements included elsewhere in this report for more information on these warrants) provide that, in the event of a “fundamental transaction” that is approved by our board of directors, including, among other things, a merger or consolidation of our company or sale of all or substantially all of our assets, the holders of such warrants have the option to require the Company to pay to such holders an amount of cash equal to the Black-Scholes value of the warrants. Such amount could be significant and would reduce the consideration that holders of common stock would be concurrently entitled to receive in such fundamental transaction.

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

If we do not achieve, sustain or successfully manage our anticipated long-term growth, our business and growth prospects will be harmed.*

Our current personnel, systems and facilities may not be adequate to support our business plan and future growth in the long term. Our need to effectively manage our operations, growth and various projects requires that we, among other things:

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

We expect to generate a portion of our revenue internationally and are subject to various risks relating to our international activities, which could adversely affect our operating results.*

For the three months ended March 31, 2023, approximately 51% of our revenue was generated from sales originated by customers located outside of the United States, respectively, compared with 18% for the three months ended March 31, 2022. We expect that a percentage of our future revenue will continue to come from international sources, and we expect to expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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

The stock market in general, and market prices for the securities of health technology companies like ours in particular, have from time-to-time experienced volatility that often has been unrelated to the operating performance of the underlying companies. COVID-19 and recent and potential future bank closures, for example, has resulted in significant volatility in the stock market over the last several months. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

As previously reported in our Annual Report on Form 10-K, filed with the SEC on March 30, 2023, John L. Lubniewski, our President and Chief Executive Officer, and Shaun D. McMeans, our Chief Financial Officer, elected to defer receipt of their annual performance bonus earned for 2022 until the earliest to occur of: (i) our company’s completion of a significant financing transaction or business development transaction with a significant upfront payment, as determined by our Board of Directors (“Board”); (ii) the determination by the Board that we have cash on hand that is estimated to be sufficient for at least nine months following the determination; (iii) the occurrence of a liquidation, bankruptcy, or similar events; (iv) the consummation of a transaction that rules in a change in control of our company, as that term is defined in our 2020 equity incentive plan; and (v) December 31, 2023. On May 8, 2023, we modified this arrangement to provide that such earned 2022 annual performance bonuses became payable no later than May 10, 2023.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 12, 2015).

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

4.13

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

HTG Molecular Diagnostics, Inc.

Date: May 10, 2023	By:	/s/ John L. Lubniewski
John L. Lubniewski
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Laura L. Godlewski
Laura L. Godlewski
Senior Vice President of Finance and Administration (Principal Accounting Officer)